Form 10-K
period 2005-12-25
Spansion Inc.
filed 2006-03-15
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 25, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 000-51666

SPANSION INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3898239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

915 DeGuigne Drive

P.O. Box 3453

Sunnyvale, CA 94088

(408) 962-2500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Class A Common Stock, $0.001 Par Value Per Share	NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the NASDAQ National Market on March 9, 2006) was approximately $1,360,266,308. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on March 9, 2006:

Class	Number of Shares
Class A Common Stock, $0.001 par value	95,793,402
Class B Common Stock, $0.001 par value	1
Class C Common Stock, $0.001 par value	1
Class D Common Stock, $0.001 par value	32,352,934

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2006 are incorporated into Part III hereof.

Spansion Inc.

FORM 10-K

For The Fiscal Year Ended December 25, 2005

PART I

ITEM 1. BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report and the following factors:

•	our ability to successfully introduce our next generation products to market in a timely manner;

•	our ability to effectively and timely achieve volume production of our next generation products;

•	our ability to increase market acceptance of our products based on our MirrorBitTM technology;

•	our ability to accelerate our product development cycle;

•	our ability to penetrate further the integrated category of the Flash memory market with our high density products;

•	our ability to increase the number of customers who buy our products;

•	our ability to successfully develop and transition to the latest technologies, including 90-nanometer manufacturing process technology in the first half of fiscal 2006;

•	our ability to have 300-millimeter Flash memory wafer manufacturing capacity in 2008;

•	our ability to implement successfully our cost reduction efforts;

•	our ability to reduce our reliance on AMD and Fujitsu for administrative and other services and functions;

•	our ability to work with AMD and Fujitsu to reduce costs under our service agreements with them;

•	our ability to control our operating expenses, particularly our marketing, general and administrative costs;

•	our ability to design and implement new enterprise-wide information systems in a timely and cost-effective manner;

•	our ability to develop our MirrorBit ORNANDTM architecture, introduce new products based on our MirrorBit ORNAND architecture, and to achieve customer acceptance of these products, particularly among mobile phone OEMs;

•	our ability to develop systems-level solutions that provide value to customers of our products;

•	our ability to enter new markets not traditionally served by Flash memory by, for example, integrating logic functions within high density arrays of Flash memory; and

•	our ability to negotiate successfully patent and other intellectual property licenses and patent cross-licenses and acquire additional patents after we lose key intellectual property rights once we are no longer a beneficiary under AMD’s existing cross-license agreements.

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.

Our Company

We are one of the largest Flash memory providers and the largest company in the world dedicated exclusively to developing, designing and manufacturing Flash memory, a critical semiconductor component of nearly every electronic product and one of the fastest growing segments of the semiconductor industry. Our Flash memory is incorporated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment and PC peripherals. Our products are integrated into products from original equipment manufacturers, or OEMs, in each of these markets. We operate four Flash memory wafer fabrication facilities, or fabs, four assembly and test sites and a development fab, known as our Submicron Development Center, or SDC.

We were originally organized as a Flash memory manufacturing venture of AMD and Fujitsu in 1993 named Fujitsu AMD Semiconductor Limited, or FASL. The primary function of FASL was to manufacture and sell Flash memory wafers to AMD and Fujitsu, who in turn converted the Flash memory wafers into finished Flash memory products and sold them to their customers. AMD and Fujitsu were also responsible for all research and development and marketing activities and provided FASL with various support and administrative services.

By 2003, AMD and Fujitsu desired to expand the operations of FASL to: achieve economies of scale; add additional Flash memory wafer fabrication capacity; include assembly, test, mark and pack operations; include research and development capabilities; and include various marketing and administrative functions. To accomplish these goals, in 2003, AMD and Fujitsu reorganized our business as a Flash memory company called FASL LLC, later renamed Spansion LLC, by integrating the manufacturing venture with other Flash memory assets of AMD and Fujitsu. Following this reorganization, we manufactured and sold finished Flash memory devices to customers worldwide through our two sole distributors, AMD and Fujitsu.

AMD’s sales force responsible for selling our products was transferred to us in the second quarter of fiscal 2005. Although the transition of some related support functions, including booking and billing, is still underway, we expect, by mid-2006, to sell directly as well as through distributors to customers formerly served by AMD and potential customers not served solely by Fujitsu. We also agreed with Fujitsu that Fujitsu will remain our sole distributor in Japan and a distributor throughout the rest of the world, other than Europe and the Americas with limited exceptions.

We were reorganized from Spansion LLC into Spansion Inc. in connection with our initial public offering in December 2005. Spansion Inc. was incorporated under the laws of Delaware on November 22, 2005. Our mailing address and executive offices are located at 915 DeGuigne Drive, Sunnyvale, California 94088, and our telephone number is (408) 962-2500. References in this report to “Spansion,” “we,” “us,” “our,” or the “Company” shall mean Spansion Inc. and our consolidated subsidiaries, unless the context indicates otherwise.

We post on the Investor Relations page of our Web site, www.spansion.com, a link to our filings with the SEC, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other senior finance executives, our “Worldwide Standards of Business Conduct,” which applies to all directors and all our employees, and the charters of our Audit, Compensation and Nominating and Corporate Governance committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, Spansion Inc., 915 DeGuigne Drive, Sunnyvale, California 94088, or emailing us at: Corporate.Secretary@spansion.com. These documents and filings are provided free of charge.

For financial information about geographic areas and for segment information with respect to sales and operating results, refer to the information set forth in Note 15 of our consolidated financial statements, beginning on page 102, below.

For a discussion of the risk factors related to our business operations, please see the sections entitled, “Cautionary Statement Regarding Forward-Looking Statements,” above, and the “Risk Factors” set forth under Item 1A below.

Our Industry

Consumers are increasingly demanding access to digital content through sophisticated communications equipment, consumer electronic products and automotive electronics. People now expect to instantly access, store and interact with multimedia content, including photos, music, video and text files using such products as mobile phones, digital cameras, DVD players, set top boxes, or STBs, MP3 players and automotive electronics such as navigation systems. The primary semiconductor component used to store and access this kind of digital content is Flash memory, and as a result, Flash memory has become one of the most critical components of electronic products. Most electronic products use Flash memory to store important program instructions, known as code, as well as multimedia or other digital content, known as data. Code storage allows the basic operating instructions, operating system software or program code to be retained, which allows an electronic product to function, while data storage allows digital content, such as multimedia files, to be retained. There are two major architectures of Flash memory in the market today: NOR Flash memory, which is used for code and data storage in mobile phones and primarily for code storage in consumer electronics, and NAND Flash memory, which is primarily used for data storage in removable memory applications, such as compact Flash cards and USB drives, and is increasingly being used in some high-end mobile phones and embedded applications.

The Flash memory market can be divided into two major categories based on application: removable storage, where Flash memory is a solid-state, detachable product, and integrated storage, where Flash memory is built into the product. . The “integrated storage” category includes portable, battery-powered communications applications, which are referred to as “wireless,” and all other applications, such as consumer and automotive electronics, which are referred to as “embedded.” Flash memory is used across a wide spectrum of applications. Within each of the wireless, embedded and removable storage Flash memory market categories, customer and application needs are influenced by whether the application will predominantly require code storage, data storage or a combination of the two. Traditional criteria by which Flash memory customers evaluate Flash memory products include density, or a Flash memory product’s storage capacity, cost per bit, performance, reliability and power consumption. In addition to having product-specific requirements, we believe Flash memory customers will increasingly seek Flash memory providers that have the ability to add value beyond the Flash memory component itself.

Products

Our products focus primarily on the integrated storage category of the Flash memory market where high reliability, a full range of densities, fast read performance and value-added solutions are important. Our products are currently based on NOR Flash memory architecture and offer densities from one to 512 megabits with a breadth of interfaces and features. In addition, in the fourth quarter of fiscal 2005, we began sampling the industry’s first single-chip one gigabit NOR Flash memory device. We are also developing products based on our MirrorBit ORNAND architecture for applications currently addressed by NAND Flash memory products. We began sampling a one gigabit MirrorBit ORNAND device in the first quarter of fiscal 2006.

Technology

Our Flash memory products are currently based on two technologies: single bit-per-cell floating gate technology and two bits-per-cell MirrorBit technology,

Floating gate technology. Floating gate is the conventional technology that is used by most Flash memory companies today for both NOR and NAND products. Floating gate is a memory cell technology which uses a conductive cell storage medium. It is referred to as a floating gate because the storage medium is electrically isolated or “floating” from the rest of the cell to ensure that stored charge does not leak away resulting in memory loss. Floating gate technology has traditionally stored one bit of data per memory cell, referred to as single level cell floating gate technology, or SLC. To achieve higher densities and lower costs per bit, the industry has developed floating gate technology to store two bits of data per memory cell, referred to as floating gate multilevel cell, or MLC, technology. MLC floating gate stores one of four different quantities of charge, known as fractional charge storage, in a memory cell. These different quantities of charge are decoded as equivalent to two bits of information. We have chosen not to use MLC floating gate to achieve two bits per cell in our products. Instead, we have developed MirrorBit technology to achieve two-bits-per cell. Our products using floating gate technology are typically used for code storage at low to medium densities for applications requiring very high read speeds, extreme temperatures and harsh environments such as automotive applications.

MirrorBit technology. MirrorBit technology is our proprietary technology that takes a fundamentally different approach from both MLC and SLC floating gate technology. MirrorBit technology allows us to offer a broad range of product configurations with the advantages of NOR architecture. MirrorBit technology stores two bits of data in a single memory cell, doubling the density, or storage capacity, of each memory cell and enabling higher density products. In contrast with the conductive storage medium used by floating gate technology, MirrorBit technology stores charge in a non-conductive storage medium, silicon nitride, without the need for a floating gate. While electrons stored on a floating gate will diffuse, those stored in a particular location of a MirrorBit nitride cell will stay in place. This enables MirrorBit technology to store charge in two physically distinct locations, rather than requiring four levels of charge like MLC floating gate Flash memory. Storing charge in a silicon nitride layer and eliminating the requirement for a floating gate simplifies the manufacturing process, which results in higher yields and lower costs. Our products using MirrorBit technology are typically used for code storage or code and data storage in the integrated market and range from low to high densities.

While historically our products have been based on floating gate technology, which comprised a substantial portion of our net sales in fiscal 2005, the majority of our new product designs use MirrorBit technology, with sales of products based on MirrorBit technology reaching approximately 30 percent of net sales during the fourth quarter of fiscal 2005. Our products have traditionally been designed to support code, or mixed code and data storage applications, and serve the integrated category of the Flash memory market.

Wireless Products

Our products for wireless applications, particularly for mobile phones, offer a combination of low power consumption with fast performance and competitive cost structure for a wide range of customer platforms and wireless markets with different interface requirements. Key wireless products include the following:

PL Family. The PL product family, with a 3-volt interface, is used for a broad range of mobile phones, from entry level, basic audio-only handsets to audio and data capable phones with higher resolution color displays. The PL family, which includes products based on floating gate and MirrorBit technology, combines a high speed page mode 3-volt interface, Simultaneous Read Write capability and Advanced Sector Protection at 32- to 256-megabit densities for code-optimized requirements. PL products can be combined with third-party SRAM or pSRAM die to achieve Flash memory densities up to 512 megabits in a single MCP.

WS Family. The WS product family, with 1.8 volt interface, is optimized for higher-end mobile phones with capabilities such as complex ring tones, enhanced color displays, higher resolution cameras and larger internal storage for multimedia content including music, videos and pictures. The WS family, which includes products based on floating gate and MirrorBit technology, combines a high performance burst-mode 1.8-volt interface operating at up to 80 MHz, with Simultaneous Read Write and Advanced Sector Protection features at 64- to 256-megabit densities for code and data requirements. In the first quarter of fiscal 2006, we began sampling a 512-megabit density device. WS products also can be combined with third-party SRAM, pSRAM or DRAM die to achieve Flash memory densities up to 512 megabits in a single MCP that meets both code and data storage needs.

GL Family. The GL product family, with a 1.8-volt and/or 3-volt interface, enables code and data applications in low-end, mid-range and higher-end mobile phones. The GL product family, which is manufactured using MirrorBit technology, includes a page-mode interface at 32- to 512-megabit densities providing a single scalable platform for code and data applications. GL products can be combined with third-party SRAM and pSRAM die to achieve Flash memory densities up to 768 megabits in a single MCP that meets both code and data storage needs.

MS Family. In the first quarter of fiscal 2006, we began sampling our first product in the MS family. This product, which is a one-gigabit density device with a 1.8-volt interface, enables enhanced data applications in higher-end mobile phones. The MS family, which is manufactured using ORNAND architecture based on MirrorBit technology, has faster write speeds than NOR products and includes an interface similar to floating gate NAND at a density of one gigabit. MS products, on their own or together with code-optimized Flash memory products such as those from the WS family, can be combined with third-party low-power DRAM die to achieve Flash memory densities up to three gigabits in a single MCP that meets both code and data storage needs.

Embedded Products

We offer a variety of general purpose as well as highly optimized products to serve the diverse needs of the embedded market. Key embedded products include the following:

AL and GL Families. The AL and GL product families address markets where high reliability coupled with low cost are important, including consumer, networking and telecommunication applications. The AL product family offers densities as low as four megabits, supports a simpler feature set and provides a standard interface for value-focused applications, such as DVD players. The GL product family offers densities up to 512 megabits, includes a page-mode interface and Advanced Sector Protection to support high performance consumer applications, such as set top boxes, or STBs. MirrorBit technology is utilized for the GL family, while both MirrorBit and floating gate technology are utilized for the AL family. The GL family also includes our MirrorBit read only memory (ROM) products, which are designed to support systems that do not require the reprogrammable functionality of standard Flash memory solutions.

CD Family. The CD product family addresses automotive engine and transmission control applications, which require high reliability and feature rich, high performance solutions operating over wide temperature ranges. The CD product family combines a high performance burst-mode 2.5-volt interface, with Simultaneous Read Write and Advanced Sector Protection at 16- and 32-megabit densities. Because engine and transmission control units must withstand extreme temperatures, this family operates at up to 145°C and is available in a fully tested die-only solution for incorporation into special customer modules. We use our floating gate technology to meet the extreme operating temperature range and very high reliability requirements of automotive Flash memory customers.

FL Family. The FL product family addresses the need for continued cost reduction in markets such as PC and peripherals for applications such as hard disk drives and graphics cards and in consumer markets for applications such as DVD players. The FL family utilizes our MirrorBit technology and a Serial Peripheral Interface with a low pin count package to provide a low cost package for optimal low cost solutions at planned densities from four to 64 megabits.

Development Platforms

We provide customers of our Flash memory products development tools and subsystems that help them easily and quickly design Flash devices into their integrated products. We assist these customers in prototyping their designs with our Flash memory devices by providing the necessary hardware development tools and platforms for design, development, verification, evaluation and programming. Our goal is to streamline and simplify the design and development cycle by providing consistent and comprehensive tools to support the design and development process, from initial system bring-up to final product deployment.

For example, our PACE (Productivity, Adaptive Communication & Entertainment) development platform offers customers of Spansion Flash memory products the benefit of utilizing our products in fully functional cell phone and PDA platforms running with multiple operating systems and with a variety of popular baseband and CPU chipsets. We believe this reference platform can remove significant design overhead and complexity from product development cycles. Additionally PACE allows the ability to provide system tuning and optimization before final product release. PACE is used in generating benchmarks, creating reference designs, debugging software, integrating new hardware platforms and systems and prototyping next generation wireless architectures.

Together with our key partners, we created the PISMO (Platform Independent Storage Module) standard memory interface. PISMO is a standard memory module recommended for development platforms. We offer comprehensive support of our Flash memory products on PISMO modules. PISMO enables our partners and customers to significantly reduce system development and debugging time. The PISMO standard is further supported by a large number of system and chipset companies. Designed with debugging support in mind, the PISMO modules have a companion Logic Analyzer Module option to simplify the design of the evaluation systems without adding the complexity of costly logic-analyzer sockets on every board. PISMO allows design of memory combinations before any MCP is produced, allowing system design and software development to start while the final chip is being manufactured. Together with our partners, we offer a comprehensive set of PC and embedded development environments based on PISMO.

Other examples of our development tools include “Spansion USB Programmer” (SUP) and a variety of devices models. SUP is a portable Flash programmer system used to program and verify our Flash memory devices. The SUP provides basic programming and verification functions in addition to the ability to exercise our advanced Flash features and enhancements all through the USB port of any PC or laptop. Verilog, VHDL and IBIS models are also available for many of our products.

Sales and Marketing

We market and sell our products worldwide under the Spansion trademark. Fujitsu acts as our sole distributor in Japan and also as a nonexclusive distributor throughout the rest of the world, other than Europe and the Americas with limited exceptions. AMD’s sales force responsible for selling our products and related personnel was transferred to us in the second quarter of fiscal 2005. The transition of some related support functions, including booking and billing, is still underway. In addition, because we do not have direct contracts with AMD’s customers, we continue to use AMD to provide logistical support services in connection with the sale of our products. We reimburse AMD for costs incurred in conducting these activities, including accepting orders, freight and shipping. We are in the process of entering into direct sales agreements with customers previously served by AMD and potential customers not served solely by Fujitsu.

We market our products through a variety of direct and indirect channels. For wireless Flash memory customers, we focus on direct relationships with many of the top mobile phone OEMs worldwide. We supplement this effort with programs designed to support design-in of our products on reference designs, which are typically used by a broad base of wireless providers when choosing Flash memory solutions. These reference designs are produced by complementary silicon providers, such as baseband processor or controller vendors, or other independent companies. We have ongoing marketing efforts in place targeted at reference design houses choosing our Flash memory products for their reference designs. For embedded Flash memory customers, we focus our marketing efforts on providers of complementary silicon to ensure our products interoperate effectively with the most widely used components in various embedded applications.

Our marketing activities targeting customers, reference design houses and our potential partners include a combination of direct marketing activities such as trade shows, events, and marketing collateral and indirect activities such as public relations and other marketing communications activities.

Customers

We serve our customers worldwide through our sole distributors, AMD and Fujitsu, who buy product from us and resell it to these customers, either directly or through third-party distributors of AMD and Fujitsu. Customers for our products consist of OEMs, ODMs and contract manufacturers. For fiscal 2004 and fiscal 2005, AMD accounted for approximately 54 percent and 56 percent of our net sales, respectively, and Fujitsu accounted for approximately 46 percent and 44 percent of our net sales, respectively. AMD’s sales force responsible for selling our products was transferred to us in the second quarter of fiscal 2005. Going forward, we plan to sell directly to customers currently served by AMD and to continue to use Fujitsu as our sole distributor in Japan and a nonexclusive distributor throughout the rest of the world, other than Europe and the Americas with limited exceptions.

Original Equipment Manufacturers

OEMs consist primarily of foreign and domestic manufacturers of mobile phones, consumer electronics, automotive electronics and networking equipment companies, selected regional accounts and target market customers.

Third-Party Distributors

AMD’s and Fujitsu’s third-party distributors typically resell to OEMs, ODMs and contract manufacturers. Sales through AMD’s distributors are typically made pursuant to agreements that provide return rights for discontinued products or for products that are not more than twelve months older than their manufacturing date code. In addition, some of AMD’s agreements with the distributors may contain standard stock rotation provisions permitting limited levels of product returns. AMD, in turn, has the right to return to us products returned to AMD by its distributors. Fujitsu also sells our product to its distributors. Our distribution agreement with Fujitsu grants limited stock rotation rights to Fujitsu and allows Fujitsu to provide similar limited rights to some of its distributors. However, to date, Fujitsu has not extended these rights to its distributors.

We generally warrant that products sold to AMD and Fujitsu will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to specific exceptions, we offer a one-year limited warranty.

Research and Development

Research and development is critical to our success and is focused on process, product, and system level development. We conduct our product and system engineering activities primarily in Sunnyvale, California and in Kawasaki, Japan with additional design and development engineering teams located in the United States, Europe and Asia. Our primary development focus is on MirrorBit products for the integrated category of the Flash memory market. We conduct our process development primarily at our SDC facility located in Sunnyvale, California, our Fab 25 facility located in Austin, Texas and our facilities in Aizu-Wakamatsu, Japan. Currently, we are developing new non-volatile memory process technologies and have announced plans for development of 65- and 45-nanometer technology. We are developing manufacturing processes on 200-millimeter and 300-millimeter wafer technology at our SDC facility.

We also participate in alliances or other arrangements with external partners in the area of product technology and systems solutions to reduce the cost of development for ourselves and our Flash memory customers, broaden our product offerings and accelerate access to new technologies.

Our research and development expenses for fiscal 2005, fiscal 2004 and fiscal 2003 were $296 million, $281 million and $147 million, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing

We own and operate eight manufacturing facilities, of which four, Fab 25, JV1, JV2 and JV3, are wafer fabrication facilities and four are assembly and test facilities. As of December 25, 2005, our products were manufactured on 110-, 130-, 170-, 200-, 230- and 320-nanometer process technologies. We use process technologies at 200-nanometers and above to manufacture low to medium density products. Our leading edge 110-nanometer floating gate and MirrorBit technologies are deployed in production in Fab 25 and JV3. We intend to use our most advanced 90-nanometer process technology for leading edge density and performance products on both floating gate and MirrorBit technology and expect to start production in Fab 25 utilizing 90-nanometer process technology in the first half of 2006. All of our existing manufacturing facilities produce 200-millimeter wafers. We also have entered into an agreement with Taiwan Semiconductor Manufacturing Company, or TSMC, to augment our internal production capacity for our 110-nanometer MirrorBit technology.

Under the agreement, TSMC will supply foundry manufacturing capacity for our family of high density WS, GL and PL products based on 110-nanometer MirrorBit technology for use in the integrated category of the Flash memory market.

We use an approach to manufacturing called Automated Precision Manufacturing, or APM, which was developed and implemented in Fab 25. APM comprises a suite of fabrication automation, optimization and real-time data analysis technologies which automate the way decisions are made within our fabrication facilities. We use APM during technology transitions and believe that APM enables greater efficiencies. As such, APM helps us decrease manufacturing costs.

The locations of our wafer fabrication facilities, the production technologies employed and the approximate clean room square footage are described in the table below.

Wafer Fabrication Facilities

Name/Location	Wafer Size (diameter in millimeters)	Production Technology (in nanometers)	Approximate Clean Room Square Footage
Austin, Texas
Fab 25	200	110	120,000
Aizu-Wakamatsu, Japan
JV1, JV2 and JV3	200	110 to 320	279,000

The following table describes the location and approximate clean room square footage of our assembly and test facilities.

Assembly and Test Facilities

Location	Approximate Clean Room Square Footage
Bangkok, Thailand	78,000
Kuala Lumpur, Malaysia	71,300
Penang, Malaysia	71,000
Suzhou, China	30,250

Our manufacturing processes require many raw materials, such as silicon wafers, mold compound, substrates and various chemicals and gases, and the necessary equipment for manufacturing. We obtain these materials and equipment from a large number of suppliers located throughout the world.

Environmental Matters

Many of our facilities are located on properties or in areas with a long history of industrial activity. Prior to our reorganization as Spansion LLC in June 2003, environmental audits were conducted for each of our manufacturing, assembly and test facilities. The audits described various conditions customary of facilities in our industry and in particular, noted historical soil and groundwater contamination at our Sunnyvale, California facility arising from the leakage of former chlorinated solvent storage tanks. This property is listed on the U.S. Environmental Protection Agency’s Superfund National Priorities List. AMD, as former owner of the property, and another third party, are investigating and remediating this contamination. In addition, our former Woburn, Massachusetts site is located within the Wells G&H Superfund Site on leased, redeveloped property. In connection with our reorganization in June 2003, each of AMD and Fujitsu indemnified us against losses arising out of the presence or release, prior to June 30, 2003, of hazardous substances at or from these, and the other, sites they each contributed to us. Conversely, our subsidiary indemnified each of AMD and Fujitsu from and against liabilities arising out of events or circumstances occurring after June 30, 2003 in connection with the operation of our business. To the extent AMD and Fujitsu cannot meet their obligations under their indemnity, or material environmental conditions arise, we may be required to incur costs to address these matters, which could have a material adverse effect on us.

Our Aizu-Wakamatsu manufacturing facilities are located adjacent to other manufacturing facilities of Fujitsu. As a result, we share some permits and facilities. In connection with our reorganization as Spansion LLC in June 2003, AMD and Fujitsu, on the one hand, and we, on the other, agreed to indemnify the other against permit violations attributable to our respective activities.

We have made and will continue to make capital and other expenditures to comply with environmental laws, but we do not expect environmental requirements will result in material expenditures in the foreseeable future. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that the foreign laws to which we and our products are subject, particularly in China, will become more stringent in the near future. See “Risk Factors—We are subject to a variety of environmental laws that could result in liabilities.”

Competition

Our principal competitors are Intel Corporation, Samsung Electronics Co., Ltd., STMicroelectronics, Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation, Sharp Electronics Corp. and Renesas Technology Corp. In the future, our principal competitors may also include the joint ventures between Intel and Micron Technology, Inc. (or IM Flash Technology LLC). Most of these competitors offer floating gate Flash memory devices incorporating MLC floating gate technology and we believe many of our other competitors plan to develop MLC technology.

We expect competition in the market for Flash memory devices to increase as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share. Competition also may increase if NOR memory vendors merge or otherwise consolidate their operations. Furthermore, we face increasing competition from NAND Flash memory vendors in some portions of the integrated Flash memory market. We believe, however, that our ORNAND architecture based on MirrorBit technology and our plans to continue to transition to more advanced process technologies will enable us to compete against NAND Flash memory vendors primarily with wireless customers.

We believe Flash memory providers must also possess the following attributes to remain competitive:

•	strong relationships with OEMs, ODMs and contract manufacturers that are acknowledged leaders within their respective industries;

•	strong market focus to identify emerging Flash applications;

•	leadership in research and development;

•	flexibility in manufacturing capacity and utilization so as to take advantage of industry conditions through market cycles;

•	access to the financial resources needed to maintain a highly competitive technological position;

•	the ability to establish and sustain strategic relationships and alliances with key industry participants; and

•	rapid time to market for new products, meaning the time required from first conception of a new product to its commercialization.

Competitors are working on a number of new technologies, including FRAM, MRAM, polymer and phase-change based memory technologies. If successfully developed and commercialized as a viable alternative to Flash memory, these technologies could pose a competitive threat to a number of Flash memory companies, including us. In addition, we and some of our competitors have licensed Flash memory technology called NROM technology from a third party. NROM technology has similar characteristics to our MirrorBit technology, which may allow these competitors to develop Flash memory technology that is competitive with MirrorBit technology.

Some of our competitors, including Intel, Samsung, STMicroelectronics, Toshiba, Sharp and Renesas, are more broadly diversified than we are and may be able to sustain lower operating margins in their Flash memory business based on profitability of their other, non-Flash memory businesses, allowing them to offer their Flash memory products at prices with which it is difficult for us to compete.

Employees

As of December 25, 2005, we had approximately 8,400 employees. Some employees of our wholly owned Japanese subsidiary, Spansion Japan, are represented by a company union. In addition, there is a collective bargaining agreement that is applicable to employees of our wholly owned French subsidiary, Spansion (EMEA).

Backlog

We generally manufacture and market standard lines of products. Consequently, a significant portion of our sales are made from inventory on a current basis. Sales are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time. These orders or agreements may be revised or canceled without penalty. Generally, in light of current industry practice and experience, we do not believe that backlog information is necessarily indicative of actual sales for any succeeding period.

Intellectual Property and Licensing

We rely on a combination of protections provided by contracts and intellectual property rights to protect our products and technologies from unauthorized third-party copying and use. Intellectual property rights in various of our products include patents, patent applications, copyrights, trade secrets, trademarks and maskwork rights. Our U.S. patents are potentially valid and enforceable for either 17 years from the date they were issued or 20 years from the date they were filed. Accordingly, some of our patents will only survive for a few more years while others will survive for approximately another 15 years. We do not believe that the expiration of any specific patent will have a material adverse effect on us. In addition, the duration of our valid and enforceable trademarks is indefinite.

AMD and Fujitsu have each contributed to us various intellectual property rights pursuant to an Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement. Under this agreement, we became owners, or joint owners with each of Fujitsu and AMD, of certain patents, patent applications, trademarks, and other intellectual property rights and technology. AMD and Fujitsu reserved rights, on a royalty-free basis, to practice the contributed patents and to license these patents to their affiliates and successors-in-interest to their semiconductor groups. AMD and Fujitsu each have the right to use the jointly-owned intellectual property for their own internal purposes and to license such intellectual property to others to the extent consistent with their non-competition obligations to us. Subject to our confidentiality obligations to third parties, and only for so long as AMD’s and Fujitsu’s ownership interest remains above a specific minimum level, we agreed to identify any of our technology to each of AMD and Fujitsu, and to provide copies of and training with respect to that technology to them. In addition, we have granted a non-exclusive, perpetual, irrevocable fully paid and royalty-free license of our rights in that technology to each of AMD and Fujitsu. Under this agreement, for as long as AMD continues to hold a majority of our shares entitled to vote for the election of directors, AMD has agreed to enforce its applicable patents to minimize, to the extent reasonably possible, any of our losses incurred as a result of the infringement of third-party patents, provided that the details of the manner in which AMD enforces its patents, including which of its patents AMD enforces, is left to AMD’s reasonable discretion. AMD may grant licenses under our patents, provided that these licenses are of no broader scope than, and are subject to the same terms and conditions that apply to, any license of AMD’s patents granted in connection with such license, and the recipient of such license grants to us a license of similar scope under its patents. In addition, under this agreement, until the earlier of December 21, 2007, when our Board of Directors adopts a resolution to convert the Class D common stock to Class A common stock or when a third party takes control of us, Fujitsu has agreed to consider conditionally granting us an extension of rights under additional patents in circumstances where we can reasonably assert such patents as a claim or counterclaim to third party infringement claims asserted against us.

In connection with our reorganization in June 2003, we entered into separate patent cross-license agreements with each of AMD and Fujitsu in which we granted to AMD or Fujitsu, as applicable, and AMD or Fujitsu, as applicable, each granted to us, non-exclusive licenses under certain patents and patent applications of their semiconductor groups to make, have made, use, sell, offer to sell, lease, import and otherwise dispose of specific semiconductor-related products anywhere in the world. The patents and patent applications that are licensed are those with an effective filing date prior to the termination of our patent cross-license agreements. Each agreement will automatically terminate on the later of June 30, 2013 and the date AMD or Fujitsu, whichever is the other party to the agreement, sells its entire equity interest in us. Each agreement may be terminated by a party on a change in control of the other party or its semiconductor group. The licenses to patents under license at the time of the termination will survive until the last such patent expires.

Under each agreement, in cases where there is a change of control of us or the other party (AMD or Fujitsu, or each of their semiconductor groups, as applicable), the other party shall have the right to terminate the agreement (or to invoke the provisions described in this paragraph if the agreement had been previously terminated) by giving 30 days written notice within 90 days after receiving notice of the change of control. If so terminated, the rights, licenses and immunities granted under the agreement will continue solely with respect to those licensed patents that are entitled to an effective filing date that is on or before, and are licensed as of, the date of such change of control, and will continue until the expiration of the last to expire of such licensed patents. Moreover, with respect to circuit patents, which are patents (other than process patents) covering elements relating to electrical signals to achieve a particular function, the rights, licenses and immunities granted to the party undergoing the change of control are limited solely to:

(i) each existing and pending product of such party as of the date of change of control;

(ii) each existing and pending product of the acquiring third party of such party as of the date of change of control that would have been in direct competition with products described in (i) above; and

(iii) successor products of products described in (i) and (ii) above provided such successor product is based substantially on the same technology.

We will continue to make royalty payments associated with licenses that survive the termination of the cross-license agreement. In fiscal 2005, we incurred royalty expenses of approximately $14 million to each of AMD and Fujitsu under their respective patent cross-license agreements. In fiscal 2004, we incurred royalty expenses in the amounts of approximately $18 million to each of AMD and Fujitsu under these agreements. We currently pay royalties to each of AMD and Fujitsu in the amount of 0.3 percent of net sales of our products. The royalty rates for both AMD and Fujitsu will be further reduced to 0.15 percent at the time the Class D common stock is converted into Class A common stock, which will occur no later December 21, 2006, and thereafter to zero percent on the second anniversary of the date of such conversion.

Prior to the completion of our initial public offering on December 21, 2005, we had been the beneficiary of AMD’s intellectual property arrangements with third parties, including patent cross-license agreements with other major semiconductor companies, such as Intel, Motorola and IBM, and licenses from third parties for technology incorporated in our products and software used to operate our business. Following the completion of our initial public offering, we lost the benefit under a number of these agreements. As a result, we have lost or will lose rights to use important intellectual property that we were licensed to use and we may therefore be subject to claims that we are infringing intellectual property rights of third parties through the manufacture and sale of our products and the operation of our business. Therefore, absent negotiating our own license agreements with the third parties who own such intellectual property or obtaining consent from third parties to have those licenses assigned to us by AMD, we will be vulnerable to claims by such parties that our products or operations infringe such parties’ patents or other intellectual property rights. In addition, third parties that may have refrained from asserting intellectual property infringement claims against us because we were a majority-owned subsidiary of AMD may elect to pursue such claims against us in the future.

Under certain patent cross-license agreements and other licenses, we believe we will continue to be a beneficiary while AMD continues to hold a majority of our shares entitled to vote for the election of directors and while AMD continues to be a party to such agreements and licenses. However, we expect that AMD will no longer hold a majority of such voting shares upon the conversion of the Class D common stock held by Fujitsu. The Class D common stock held by Fujitsu will convert to Class A common stock on a one-for-one basis upon the earlier of December 21, 2006 and the date upon which our board elects to cause the Class D common stock to convert to Class A common stock, under specified circumstances. Although we believe we will be entitled to remain a beneficiary under these patent cross-license agreements and other licenses for so long as AMD continues to hold a majority of our shares entitled to vote for the election of directors and while AMD continues to be a party to such agreements and licenses, we cannot assure you that the other parties thereunder will not challenge our ability to assert rights as a beneficiary under these patent cross-license agreements and other licenses.

With the assistance of AMD, we will attempt to negotiate our own agreements and arrangements with third parties for intellectual property and technology that is important to our business, including the intellectual property that we previously had access to through our relationship with AMD. We also will attempt to acquire new patents with the assistance of AMD, as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the other party with which we are negotiating. If the other party benefits from an existing patent cross-license agreement with AMD, in many cases it will retain the rights that it has under that agreement even after we cease to be an AMD subsidiary, including rights to utilize the patents that AMD and Fujitsu transferred to us in connection with our reorganization in June 2003. In many cases, any such third party will also retain such rights to utilize any patents that have been issued to us or acquired by us subsequent to our reorganization and prior to our no longer being a subsidiary of AMD. Our negotiating position may therefore be impaired because the other party will already be entitled to utilize a large number, or even all, of our patents, while we no longer have the right to utilize that party’s patents. As a result, we may be unable to obtain access to the other party’s patent portfolio or be unable to enter into agreements with these third parties on favorable terms or at all. These parties, and other third parties with whom we had no prior intellectual property arrangement, may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted. Such litigation could be extremely expensive and time-consuming. We cannot assure you that such litigation would be avoided or successfully concluded. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of our products, would have a material adverse effect on us.

As of December 25, 2005, we had approximately 1,000 U.S. patents and approximately 400 worldwide patents as well as more than 400 patent applications pending in the United States. In some cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. In addition, under our cross-license agreement with AMD, AMD granted us the right to use more than 4,000 patents that AMD owns. Similarly, under our cross-license agreement with Fujitsu, Fujitsu granted us the right to use more than 7,000 patents that Fujitsu owns.

ITEM 1A. RISK FACTORS

The demand for our products depends in large part on continued growth in the industries into which they are sold. A market decline in any of these industries, or a decline in the demand for NOR Flash memory products in these industries, would have a material adverse effect on our results of operations.

Sales of our Flash memory products, which to date have been based on the NOR architecture, are dependent to a large degree upon consumer demand for mobile phones. In 2004 and fiscal 2005, wireless customers, which primarily consist of mobile phone original equipment manufacturers, or OEMs, represented the largest market for NOR Flash memory because mobile phone OEMs have traditionally used products based on NOR architecture to satisfy both code and data storage requirements within their mobile phones. The market research firm iSuppli has estimated that mobile communications represented approximately 65.7 percent of the NOR Flash memory market in 2004 and represented approximately 69.1 percent of the NOR Flash memory market in 2005. In fiscal 2004 and fiscal 2005, sales to wireless Flash memory customers drove a majority of our sales. If demand for mobile phones is below our expectations or if the functionality of successive generations of mobile phones do not require increasing NOR Flash memory density or if mobile phones do not require NOR flash memory at all, we would be materially adversely affected.

Similarly, sales of our products targeting embedded Flash memory customers are dependent upon demand for consumer electronics such as set top boxes, or STBs, and DVD players, automotive electronics, industrial electronics such as networking equipment and PC peripheral equipment such as printers. Sales of our products are also dependent upon the inclusion of increasing amounts of NOR Flash memory content in some of these products. In fiscal 2004 and fiscal 2005, sales to embedded Flash memory customers drove a significant portion of our sales. If demand for these products, or NOR Flash memory content in these products, is below our expectations, we would be materially adversely affected.

We will lose rights to key intellectual property arrangements once we are no longer a beneficiary of AMD’s patent cross-license agreements and other licenses, which creates a greatly increased risk of patent or other intellectual property infringement claims against us.

As a subsidiary of AMD through December 21, 2005, we were the beneficiary of AMD’s intellectual property arrangements with third parties, including patent cross-license agreements with other major semiconductor companies such as Intel, Motorola and IBM, and licenses from third parties for technology incorporated in our products and software used to operate our business. Since the completion of our initial public offering in December 2005, we are no longer a beneficiary under a number of these agreements. As a result, we lost rights to use important intellectual property that we were previously licensed to use and may therefore be subject to claims that we are infringing intellectual property rights of third parties through the manufacture and sale of our products and the operation of our business. Therefore, absent negotiating our own license agreements with the third parties who own such intellectual property, we will be vulnerable to claims by such parties that our products or operations infringe such parties’ patents or other intellectual property rights. In addition, third parties may have refrained from asserting intellectual property infringement claims against us because we were previously a majority-owned subsidiary of AMD. Now that we are an independent standalone company, they may elect to pursue such claims against us.

While we will eventually lose the benefits that we previously enjoyed under some of AMD’s patent cross-license agreements and other licenses, we believe we will continue to be a beneficiary for some period of time while AMD continues to hold a majority of our shares entitled to vote for the election of our directors and while AMD continues to be a party to such agreements and licenses. However, we expect that AMD will no longer hold a majority of such voting shares upon the conversion of the Class D common stock held by Fujitsu. The Class D common stock held by Fujitsu will convert to Class A common stock on a one-for-one basis upon the earlier of December 21, 2006 and the date upon which our board elects to cause the Class D common stock to convert to Class A common stock, following a determination that such conversion is in our best interests. However, we cannot assure you that the other parties thereunder will not challenge our ability to assert rights as a beneficiary under these patent cross-license agreements and other licenses.

With the assistance of AMD, we will attempt to negotiate our own agreements and arrangements with third parties for intellectual property and technology that is important to our business, including the intellectual property that we previously had access to through our relationship with AMD. We will also attempt to acquire new patents with the assistance of AMD, as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating. If the third party benefits from an existing patent cross-license agreement with AMD, in many cases it will retain the rights that it has under that agreement even after we cease to be an AMD subsidiary, including rights to utilize the patents that AMD and Fujitsu transferred to us in connection with our reorganization as Spansion LLC in June 2003. In many cases, any such third party will also retain such rights to utilize any patents that have been issued to us or acquired by us subsequent to our reorganization and prior to our no longer being a subsidiary of AMD. Our negotiating position may therefore be impaired, because the other party will already be entitled to utilize a large number, or even all, of our patents, while we will no longer have the right to utilize that party’s patents. As a result, we may be unable to obtain access to the other party’s patent portfolio on favorable terms or at all. Similarly, with respect to licenses from third parties for technology incorporated in our products or software used to operate our business, we may not be able to negotiate prices with these third parties on terms as favorable to us as those available when we were a subsidiary of AMD because we will not be able to take advantage of AMD’s current size and purchasing power. These parties, and other third parties with whom AMD had no prior intellectual property arrangement, may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted. Such litigation could be extremely expensive and time-consuming. We cannot assure you that such litigation would be avoided or successfully concluded. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of our products, would have a material adverse effect on us.

A lack of market acceptance of MirrorBit technology would have a material adverse effect on us.

Market acceptance of products based on our MirrorBit technology is a critical factor impacting our ability to increase revenues and market share in the integrated category of the Flash memory market, as well as to enter new markets. MirrorBit technology is a memory cell architecture that enables Flash memory products to store two bits of data in a single memory cell thereby doubling the density or storage capacity of each memory cell. If adoption of our MirrorBit technology occurs at a slower rate than we anticipate, our ability to compete will be reduced, and we would be materially adversely affected. In addition, in fiscal 2006, we plan to introduce new products for integrated Flash memory applications based on our third generation 90-nanometer MirrorBit technology. If we do not achieve market acceptance of these products or subsequent MirrorBit products, our future operating results would be materially adversely affected.

A significant market shift to NAND architecture would materially adversely affect us.

Flash memory products are generally based either on NOR architecture, or “Not And,” or NAND, architecture. To date, our Flash memory products have been based on NOR architecture, which are typically produced at a higher cost-per-bit than NAND-based products. We do not currently manufacture products based on NAND architecture. During 2003 and 2004, industry sales of NAND-based Flash memory products grew at a higher rate than sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. This trend continued in 2005 and sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the overall Flash memory market in 2005. In 2004, according to iSuppli, total sales for the Flash memory market reached $15.9 billion, of which 58.4 percent was classified as sales of NOR-based Flash memory products and 41.6 percent was classified as sales of NAND-based Flash memory products. iSuppli estimates the total sales for the Flash memory market for 2005 to be $18.7 billion, of which 42.3percent was classified as sales of NOR-based Flash memory products and 57.7 percent was classified as sales of NAND-based Flash memory products. We expect this trend of decreasing market share for NOR-based

Flash memory products to continue in the future. iSuppli estimates that sales of NAND-based Flash memory products grew by 63 percent from 2004 to 2005 and will grow at a 24.8 percent compound annual growth rate from 2005 to 2009, while sales of NOR-based Flash memory products declined by 4.0 percent from 2004 to 2005 and will grow at a 6.8 percent compound annual growth rate from 2005 to 2009. Moreover, the removable storage category of the Flash memory market, which is predominantly served by NAND vendors, is expected to be the fastest growing portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose NAND-based Flash memory products over NOR-based Flash memory products for their applications. Moreover, some NAND vendors are manufacturing on 300-millimeter wafers or are utilizing more advanced manufacturing process technologies than we are today, which result in an ability to offer products with a lower cost-per bit at a given product density. If NAND vendors continue to increase their share of the Flash memory market, our market share may decrease, which would materially adversely affect us.

If we fail to successfully develop products based on our new MirrorBit ORNAND architecture, or if there is a lack of market acceptance of products based on our MirrorBit ORNAND architecture, our future operating results would be materially adversely affected.

As mobile phones become more advanced, they will require higher density Flash memory to meet increased data storage requirements. We intend to position ourselves to address the increasing demand for higher density Flash memory within the high-end wireless market by offering products based on our MirrorBit ORNAND architecture, which we recently developed. The success of our MirrorBit ORNAND architecture requires that we timely and cost effectively develop, manufacture and market MirrorBit ORNAND-based products that are competitive with NAND-based Flash memory products for wireless Flash memory customers. We expect to begin commercial shipments of MirrorBit ORNAND-based products to customers in the first quarter of fiscal 2006. However, if we fail to develop and commercialize our MirrorBit ORNAND architecture on a timely basis or if our MirrorBit ORNAND-based products fail to achieve acceptance in the wireless market, our future operating results would be materially adversely affected.

The loss of a significant customer for our Flash memory products in the mobile phone market could have a material adverse effect on us.

Sales of our products are dependent to a large extent on demand for mobile phones. Historically, a small number of wireless Flash memory customers has driven a substantial portion of our net sales. If one of these customers decided to stop buying our Flash memory products, or if one of these customers were materially to reduce its operations or its demand for our products, we could be materially adversely affected.

We have a substantial amount of indebtedness which could adversely affect our financial position.

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. As of December 25, 2005, we had an aggregate principal amount of approximately $760 million in outstanding debt. Of this amount, we owed approximately $184 million to AMD, net of discount on Senior Subordinated Notes issued to AMD.

Our substantial indebtedness may:

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	make it difficult for us to satisfy our financial obligations;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

We are currently party to and intend to enter into debt arrangements in the future, each of which may subject us to restrictive covenants which could limit our ability to operate our business.

We are party to a $175 million senior secured revolving credit facility that imposes various restrictions and covenants on us that limit our ability to:

•	enter into any mergers, consolidations or sales of property, or sales of inventory, equipment and assets except in the ordinary course of business;

•	make any distributions except for distributions from Spansion LLC to us in specified circumstances;

•	make investments, except for the purchase of inventory, equipment and intellectual property in the ordinary course of business, unless we meet minimum liquidity requirements consisting of availability under the revolving credit facility and domestic cash of at least $50 million prior to December 31, 2005 (or if earlier, the date of our initial public offering) and $200 million thereafter, provided, however, that investments are limited to no more than a total of $50 million while the reduced minimum liquidity requirement is in place;

•	incur additional debt other than the debt incurred concurrently with our initial public offering, capital leases, debt incurred by our foreign subsidiaries, and in limited cases, loans to subsidiaries;

•	engage in transactions with affiliates unless in the normal course of business, negotiated at arms-length terms and the transactions are disclosed to the agent for the lenders;

•	incur any new liens except for equipment leases and loans; and

•	prepay any debt, except that debt of foreign subsidiaries may be prepaid by the applicable foreign subsidiary and we may prepay any debt as long as after such repayment, we meet minimum liquidity requirements consisting of availability under the revolving credit facility plus domestic cash of at least $250 million.

In addition, the indentures governing our $250 million principal amount of 11.25% Senior Notes due 2016 and our $175 million principal amount of 12.75% Senior Subordinated Notes due 2016 impose substantially similar restrictions and covenants on us which could limit our ability to respond to market conditions, make capital investments or take advantage of business opportunities. Moreover, the senior notes and the senior subordinated notes bear a higher rate of interest than our bank debt, which will adversely affect our results of operations.

In the future, we may incur additional indebtedness through arrangements such as credit agreements or term loans that may also impose similar restrictions and covenants. These restrictions and covenants limit and any future covenants and restrictions likely will limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Any debt arrangements we enter into would likely require us to make regular interest payments, which would adversely affect our results of operations.

As of December 25, 2005, Spansion Japan was not in compliance with certain financial covenants under its debt instruments, but obtained waivers from the other parties. We cannot assure you that in the future we will be able to satisfy the covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. A breach of any of these covenants, financial tests or ratios could result in a default under the applicable agreement, which in turn could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect us.

Our inability to design and implement new enterprise-wide information systems in a timely and cost-effective manner could materially adversely affect us.

We are designing and preparing to implement our own enterprise-wide information systems. These systems will be designed to automate more fully our business processes and will affect most of our functional areas including sales, finance, procurement, inventory control, collections, order processing and manufacturing. Implementation of this information system will be particularly difficult since our systems have historically been integrated into AMD’s systems and we will simultaneously undergo a physical separation from AMD’s systems, attempt to enhance our business processes and implement a new information system. Implementation also may require significant upgrades to our existing computer hardware and software systems. Historically, other companies have experienced substantial delays in the implementation of such information systems. Implementation of these information systems will be complex, expensive and time consuming and successful implementation could be delayed or otherwise adversely affected by various factors including: (i) any failure to provide adequate training to employees; (ii) any failure to retain key members of the implementation team or to find suitable replacements for such personnel; (iii) any failure to develop and apply appropriate testing procedures that accurately reflect the demands that will be placed on these information systems following implementation; and (iv) any failure to develop and implement adequate back-up systems and procedures in the event that difficulties or delays arise during or following the implementation of these information systems.

In connection with the implementation of these information systems, we may experience functional and performance problems, including problems relating to the information system’s response time and data integrity. In addition, resolution of any such problems could entail significant additional costs. We cannot assure you that we will be able to implement these information systems successfully or on a timely basis and in a cost-effective manner or that these information systems will not fail or prove to be unsuitable for our needs. Our inability to implement or resolve problems with these information systems in a timely and cost-effective manner could materially adversely affect us.

If we cannot generate sufficient operating cash flow and obtain external financing, we may be unable to make all of our planned capital expenditures.

Our ability to fund anticipated capital expenditures depends on generating sufficient cash flow from operations and the availability of external financing. For example, in fiscal 2006, we expect our capital expenditures to be approximately $650 to $800 million. Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flow and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for our products, product mix, changes in industry conditions and market competition. We intend to assess regularly markets for external financing opportunities, including debt and equity. Such financing may not be available when needed or, if available, may not be available on satisfactory terms. Any equity financing would cause further dilution to our stockholders. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we cannot generate sufficient operating cash flow or obtain external financing, we may be delayed in achieving such capacity, and we could be materially adversely affected.

If our cost reduction efforts are not effective, our business could be materially adversely affected.

We incurred a net loss in each of fiscal 2003, fiscal 2004 and fiscal 2005 of approximately $129 million, $20 million and $304 million. As a result, we continue to undertake actions in an effort to significantly reduce our expenses. These actions include streamlining operations, continuing to align manufacturing utilization to our level of demand, controlling increasing testing costs and working with AMD and Fujitsu to reduce costs under our service agreements with them. We cannot assure you that we will be able to achieve significant cost reductions. In addition, we expect to incur significant expenses including cash charges in connection with our cost reduction efforts. If our cost reduction efforts are unsuccessful, we will be materially adversely affected.

If we fail to successfully develop, introduce and commercialize new products and technologies or to accelerate our product development cycle, we may be materially adversely affected.

Our success depends to a significant extent on the development, qualification, production, introduction and acceptance of new product designs and improvements that provide value to Flash memory customers. We must also be able to accomplish this process at a faster pace than we currently do. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we could be materially adversely affected. For example, during the second half of fiscal 2004 and the first quarter of fiscal 2005, we experienced a delay in qualifying and introducing a new Flash memory product based on our MirrorBit technology for wireless Flash memory customers. The delay, which was due to our having to re-design the product in order to achieve higher performance specifications under all temperature conditions, contributed to lower than anticipated net sales during the second half of fiscal 2004 and the first six months of fiscal 2005 and caused us to lose market share. We began delivering a version of this product in the first quarter of fiscal 2005, and we began delivering our new, higher performance version of the product by the end of the second quarter of fiscal 2005. In addition, we are currently in the process of transitioning a majority of our products from floating gate technology to MirrorBit technology. If we experience any substantial difficulty with this transition, we will be materially adversely affected.

The Flash memory market is highly cyclical and has experienced severe downturns that have materially adversely affected, and may in the future materially adversely affect, our business.

The Flash memory market is highly cyclical and has experienced severe downturns, often as a result of wide fluctuations in supply and demand, constant and rapid technological change, continuous new product introductions and price erosion. Our financial performance has been, and may in the future be, adversely affected by these downturns. We have incurred substantial losses in recent downturns, due principally to:

•	substantial declines in average selling prices, particularly due to aggressive pricing by competitors and an imbalance in product supply and demand;

•	a decline in demand for end-user products that incorporate our products; and

•	less than expected demand in the distribution channels such as by mobile phone OEMs in China.

For example, our net sales in fiscal 2005 decreased from fiscal 2004. During 2005, average selling prices for our products decreased as a result of aggressive pricing by our competitors due in most cases to oversupply of products in the NOR Flash memory market. Similarly, our net sales in the second half of fiscal 2004 decreased significantly compared to the first half of fiscal 2004. Net sales in the second half of fiscal 2004 were also adversely affected by a decrease in demand from the mobile phone market and several events that occurred in the first half of fiscal 2004, such as excess inventory accumulation by mobile phone OEMs in China and our inability to meet demand for some of our lower density products for embedded Flash memory customers. This inability to meet demand adversely impacted our relationship with these customers and our competitors were able to take advantage of this situation to increase their market share. If these or other similar conditions continue or occur again in the future, we would likely be materially adversely affected.

Manufacturing capacity constraints may adversely affect us.

There may be situations in which our manufacturing facilities are inadequate to meet the demand for some of our products. For example, in the first half of fiscal 2004, we were not able to meet demand for some of our lower density products for embedded Flash memory customers because in fiscal 2003 we underestimated demand for these products, and were unable to install additional wafer fabrication capacity on a timely basis. We believe this adversely impacted our relationships with customers who received reduced allocations, or did not receive allocations, of our embedded products and our competitors were able to take advantage of this situation to increase their market share in the second half of fiscal 2004. More recently, in the third and fourth quarters of fiscal 2005, we experienced capacity constraints for final test and assembly of some of our products. While we have worked internally and with subcontractors to increase capacity to meet anticipated demand, we cannot assure you that we will not experience similar constraints in the future. These capacity constraints limit our ability to respond to rapid and short term surges in demand for our products. Our inability to obtain sufficient manufacturing capacity to meet anticipated demand, either in our own facilities or through foundry, subcontractor or similar arrangements with third parties, could have a material adverse effect on us.

Industry overcapacity could require us to lower our prices and have a material adverse effect on us.

Semiconductor companies with their own manufacturing facilities and specialist semiconductor foundries, which are subcontractors that manufacture semiconductors designed by others, have added significant capacity in recent years and are expected to continue to do so. In the past, capacity additions sometimes exceeded demand requirements leading to oversupply situations and downturns in the industry. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for Flash memory products contribute to cyclicality in the Flash memory market, which may in the future negatively impact our average selling prices and materially adversely affect us.

Industry overcapacity could cause us to under-utilize our manufacturing facilities and have a material adverse effect on us.

It is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing facilities. This may result in write-downs or write-offs of inventories and losses on products whose demand is lower than we anticipate. In addition, during periods of industry overcapacity, such as we have recently experienced, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements.

Many of our costs are fixed. Accordingly, during periods in which we under-utilize our manufacturing facilities as a result of reduced demand for some of our products, our costs cannot be reduced in proportion to the reduced revenues for such periods. When this occurs, our operating results are materially adversely affected.

Our business has been characterized by average selling prices that decline over relatively short time periods, which can negatively affect our results of operations unless we are able to reduce our costs or introduce new products with higher average selling prices.

Average selling prices for our products historically have declined over relatively short time periods. For example, in the third quarter of fiscal 2005, our average selling prices decreased by approximately three percent compared with the second quarter of fiscal 2005. In the second quarter of fiscal 2005, our average selling prices decreased by approximately five percent compared with the first quarter of fiscal 2005. In the first quarter of fiscal 2005, our average selling prices decreased by approximately 17 percent compared with the fourth quarter of fiscal 2004, and in the fourth quarter of fiscal 2004, our average selling prices decreased by approximately seven percent compared with the third quarter of fiscal 2004. We are unable to predict pricing conditions for any future periods. Even in the absence of downturns or oversupply in the industry, average selling prices of our products have decreased during the products’ lives, and we expect this trend to continue. When our average selling prices decline, our net sales and net income decline unless we are able to compensate by selling more units, reducing our manufacturing costs or introducing new, higher margin products with higher densities and/or advanced features. We have experienced declining average selling prices in the past, and we expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be. If our average selling prices continue to decline, our operating results could be materially adversely affected.

Our historical financial results may not be indicative of our future performance as an independent company.

Our historical financial information does not necessarily indicate what our results of operations, financial condition or cash flows will be in the future. After our reorganization as Spansion LLC and prior to our initial public offering, we were a majority-owned subsidiary of AMD, and we sold all of our products to our sole distributors, AMD and Fujitsu, who in turn sold our products to customers worldwide. As we operate as an independent company, we will, among other things, sell products directly to AMD’s former customers and potential customers not served solely by Fujitsu, expand our own administrative functions and reduce our reliance on AMD’s provision of administrative services. If we cannot successfully reduce our reliance on AMD and Fujitsu as we continue to operate as an independent company, we may be materially adversely affected.

Intense competition in the Flash memory market could materially adversely affect us.

Our principal competitors in the Flash memory market are Intel Corporation, Samsung Electronics Co., Ltd., STMicroelectronics, Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation, Sharp Electronics Corp. and Renesas Technology Corp. and may also include the joint venture between Intel and Micron Technology, Inc. (or IM Flash Technology LLC). The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality and customer relationships. In particular, in the past, our competitors have aggressively priced their products in order to increase market share, which resulted in decreased average selling prices for our products in the second half of fiscal 2004 and the first quarter of fiscal 2005 and adversely impacted our results of operations. Some of our competitors, including Intel, Samsung, STMicroelectronics, Toshiba, Sharp and Renesas, are more diversified than us and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, recent capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment.

We expect competition in the market for Flash memory devices to increase as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share. Competition also may increase if NOR memory vendors merge or otherwise consolidate their operations. Furthermore, we face increasing competition from NAND Flash memory vendors in some portions of the integrated Flash memory market. We believe, however, that our ORNAND architecture based on MirrorBit technology and our plans to continue to transition to more advanced process technologies will enable us to compete against NAND Flash memory vendors primarily with wireless Flash memory customers. If we are unable to compete effectively using our MirrorBit ORNAND architecture, successfully continue to transition to more advanced process technologies or grow our position in the Flash memory market, we could be materially adversely affected. To compete successfully, we must decrease our manufacturing costs and develop, introduce and sell products that meet the increasing demand for greater Flash memory content in mobile phones, consumer electronics and automotive applications, among other markets, at competitive prices.

Competitors may introduce new memory technologies that may make our Flash memory products uncompetitive or obsolete.

Competitors are working on a number of new technologies, including FRAM, MRAM, polymer and phase-change based memory technologies. If successfully developed and commercialized as a viable alternative to Flash memory, these technologies could pose a competitive threat to a number of Flash memory companies, including us. Also, we and some of our competitors have licensed Flash memory technology called NROM technology from a third party. NROM technology has characteristics similar to our MirrorBit technology which may allow these competitors to develop new Flash memory technology that is competitive with our MirrorBit technology.

If we are unable to diversify our customer base, we could be materially adversely affected.

We serve our customers worldwide through our sole distributors, AMD and Fujitsu, who purchase products from us and sell them to these customers, either directly or through their distributors. These customers consist of OEMs, original design manufacturers, or ODMs, and contract manufacturers. In fiscal 2005, the five largest of these customers accounted for a significant portion of end sales of our products by AMD and Fujitsu. Our business strategy is to continue to maintain and increase our market share and diversify our customer base in the integrated category of the Flash memory market. Specifically, we intend to increase our sales to embedded Flash memory customers in part by expanding the number of customers who buy through our distribution channel as well as the number of customers in emerging markets. If we are unsuccessful in executing this strategy, we could be materially adversely affected.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in technology or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development for design and process technologies in an effort to design and manufacture advanced Flash memory products. For example, in fiscal 2005, our research and development expenses were $296 million, or approximately 15 percent of our net sales. Of this amount, we incurred $32 million of expenses related to research and development services provided by AMD and Fujitsu. In fiscal 2004, our research and development expenses were $281 million, or approximately 12 percent of our net sales. Of this amount we incurred $54 million of expenses related to research and development services provided by AMD and Fujitsu.

Currently, we are developing new non-volatile memory process technologies, including 65-nanometer process technology. Our SDC facility is developing manufacturing process technologies on 200-millimeter and 300-millimeter wafers. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive, which could materially adversely affect us. Further, we cannot assure you that our investments in research and development will result in increased sales or competitive advantage, which could adversely affect our operating results.

If we are unable to timely and efficiently implement 300-millimeter wafer capacity, our business, results of operations or financial condition could be materially adversely affected.

We intend to implement manufacturing capacity on 300-millimeter wafers. Our goal is to have this capacity in place in 2008, although our board of directors has not yet approved a definitive capital expenditure plan for achieving such capacity. The timing for implementing 300-millimeter capacity will depend in part on the demand for our Flash memory products and on our ability to fund the construction of such a facility if we choose to develop the capacity internally or our ability to enter into a foundry manufacturing agreement if we choose to work with a foundry manufacturer. If we are delayed in implementing this capability or are unable to obtain foundry services at competitive rates or to timely and efficiently ramp production on 300-millimeter wafers, we would not achieve anticipated cost savings associated with this technology and we could be materially adversely affected.

Unless we maintain manufacturing efficiency, our future profitability could be materially adversely affected.

The Flash memory industry is characterized by rapid technological changes. For example, new manufacturing process technologies using smaller feature sizes and offering better performance characteristics are generally introduced every one to two years. The introduction of new manufacturing process technologies allows us to increase the functionality of our products while at the same time optimizing performance parameters, decreasing power consumption and/or increasing storage capacity. In addition, the reduction of feature sizes enables us to produce smaller chips offering the same functionality and thereby considerably reduces the costs per bit. In order to remain competitive, it is essential that we secure the capabilities to develop and qualify new manufacturing process technologies. For example, our Flash memory products must be manufactured at 90-nanometer and more advanced process technologies and on 300-millimeter wafers. If we are delayed in transitioning to these technologies and other future technologies, we could be materially adversely affected.

Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. For example, we continuously modify our manufacturing processes in an effort to improve yields and product performance and decrease costs. We are currently transitioning to 90-nanometer process technology for the manufacture of some of our products. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. We may fail to achieve acceptable yields or may experience product delivery delays as a result of, among other things, capacity constraints, delays in the development of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, impurities or other difficulties in the manufacturing process.

Improving our manufacturing efficiency in future periods is dependent on our ability to:

•	develop advanced process technologies and advanced products that utilize those technologies;

•	successfully transition to 90-nanometer and more advanced process technologies;

•	ramp product and process technology improvements rapidly and effectively to commercial volumes across our facilities; and

•	achieve acceptable levels of manufacturing wafer output and yields, which may decrease as we implement more advanced technologies.

If we cannot adequately protect our technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, we may lose a competitive advantage and incur significant expenses.

We rely on a combination of protections provided by contracts, including confidentiality and non-disclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from third party infringement or from misappropriation in the United States and abroad. Any patent owned or licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property on a worldwide basis in a cost-effective manner. Foreign laws may provide less intellectual property protection than afforded in the United States. If we cannot adequately protect our technology or other intellectual property in the United States and abroad, we may be materially adversely affected.

We are party to intellectual property litigation and may become party to other intellectual property claims or litigation that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products.

From time to time, we may be notified, or third parties may bring actions against us based on allegations, that we are infringing the intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we cannot obtain a license, these parties may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products, increase the costs of selling some of our products, or cause damage to our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, would have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge or defend such claims.

Tessera, Inc. filed a lawsuit against us alleging that we have infringed certain of Tessera’s patents. Tessera has sought to enjoin such alleged infringement and to recover an unspecified amount of damages. In addition, Fujitsu has informed us that it has been informed by Texas Instruments Inc. that Texas Instruments believes that several of our products infringe some of Texas Instruments’ patents. Fujitsu has also informed us that it expects us to defend and indemnify Fujitsu against Texas Instruments’ claims in accordance with the terms of our distribution agreement with Fujitsu. Defending these claims and similar claims could be extremely expensive and time-consuming and defending these claims or others or the award of damages or an injunction could have a material adverse effect on us. We cannot assure you that litigation related to the intellectual property rights of ours or others can be avoided or will be successfully concluded.

We may not be successful in establishing a brand identity.

We have used the brand name of “Spansion” only since June 30, 2003. Prior to that time, all Flash memory products were sold under either AMD’s or Fujitsu’s brand. AMD’s and Fujitsu’s brand names are well known by Flash memory customers, suppliers and potential employees. We will need to expend significant time, effort and resources to continue to establish our brand name in the marketplace. We cannot guarantee that this effort will ultimately be successful. If we are unsuccessful in continuing to establish our brand identity, we may be materially adversely affected.

If essential equipment or materials are not available to manufacture our products, we could be materially adversely affected.

Our manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. We purchase equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to us or increase prices due to capacity constraints or other factors. Because the equipment that we purchase is complex, it is difficult for us to substitute one supplier for another or one piece of equipment for another. Some raw materials we use in the manufacture of our products are available from a limited number of suppliers. For example, we purchase commercial memory die, such as SRAM, pSRAM, lpSDRAM and NAND, from third-party suppliers and incorporate these die into multi-chip package, or MCP, products. Our production was constrained in the first half of fiscal 2004 because of difficulties in procuring adequate supply of pSRAM. In addition, some of our major suppliers, including Samsung, are also our competitors. Interruption of supply from a competitor that is a supplier or otherwise or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure these materials, we may have to reduce our manufacturing operations. Such a reduction has in the past had and could in the future have a material adverse effect on us.

Our inability to continue to attract, retain and motivate qualified personnel could impact our business.

Our future success depends upon the continued service of numerous qualified engineering, manufacturing, marketing and executive personnel, including a new Chief Financial Officer. We cannot assure you that our equity incentive plan or our employee benefit plans or the performance of our management system will be effective in motivating or retaining our employees or attracting new employees. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees could materially adversely affect us.

Costs related to defective products could have a material adverse effect on us.

One or more of our products may be found to be defective after the product has been shipped to customers in volume. The cost of product replacements or product returns may be substantial, and our reputation with our customers would be damaged. In addition, we could incur substantial costs to implement modifications to fix defects. Any of these problems could materially adversely affect us.

Uncertainties involving the ordering of our products could materially adversely affect us.

Flash memory suppliers compete in part on the basis of their ability to deliver products to end customers on short lead times and it is common for prevailing lead times in the market to be shorter than the minimum manufacturing cycle time. To deliver products with competitive lead times, we must maintain a buffer stock of product to fulfill customer orders. Because our buffer stock must be produced before customer orders are received, our production levels are based on forecasts of customer demand. AMD and Fujitsu are currently the sole distributors of our products, and will continue to be so through mid-2006. Typically, customers place an order with AMD or Fujitsu who simultaneously places an order with us. AMD and Fujitsu do not maintain any significant buffer inventory. Consequently, we are responsible for producing and holding any necessary buffer stock. Generally, AMD or Fujitsu sells our products pursuant to individual purchase orders from these customers. These customers may cancel their orders for standard products with AMD or Fujitsu thirty days prior to shipment without incurring a significant penalty. We extend similar rights to AMD and Fujitsu. Customer demand may be difficult to predict because such customers may change their inventory practices on short notice for any reason or they may cancel or defer product orders. Inaccurate forecasts of customer demand or cancellation or deferral of product orders could result in excess or obsolete inventory, which could result in write-downs of inventory. Historically, we based our inventory levels on AMD’s and Fujitsu’s non-binding forecasts of demand, which in turn were based on forecasts by their customers. Commencing in mid-2006, we plan to sell directly to customers currently served by AMD, but we will continue to experience such inventory risks with respect to these customers. Because market conditions are uncertain, these factors could materially adversely affect us.

We may not achieve the sales that are suggested by our book-to-bill ratio.

Our book-to-bill ratio is a demand-to-supply ratio for orders, which we calculate by dividing the value of orders booked during a fiscal quarter by the value of orders invoiced during that quarter. We determine bookings based on orders that are received. However, the rate of booking new orders can vary significantly from month to month as demand for our products fluctuates frequently and orders may be cancelled or delayed. For these reasons, our book-to-bill ratio should not be relied on as an indication of future sales.

Unfavorable currency exchange rate fluctuations could adversely affect us.

As a result of our foreign operations, we have sales, costs, assets and liabilities that are denominated in foreign currencies, primarily the Japanese yen. For example:

•	some of our manufacturing costs are denominated in yen, Chinese renminbi and other foreign currencies such as the Thai baht and Malaysian ringgit;

•	some of the sales of our products to Fujitsu are denominated in Japanese yen; and

•	some fixed asset purchases are denominated in Japanese yen and European Union euros.

After we begin to sell directly to customers currently served by AMD, we expect to also have sales denominated in European Union euro. As a consequence, movements in exchange rates could cause our U.S. dollar-denominated expenses to increase as a percentage of net sales, affecting our profitability and cash flows. Whenever we believe appropriate, we cover a portion of our foreign currency exchange exposure to protect against fluctuations in currency exchange rates. As of December 25, 2005, we had an aggregate of $49.6 million (notional amount) of short-term foreign currency forward exchange contracts denominated in yen. However, generally, we cover only a portion of our foreign currency exchange exposure. Moreover, we determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as equipment and materials used in manufacturing. We cannot assure you that these activities will be successful in reducing our foreign exchange rate exposure. Failure to do so could have a material adverse effect on us.

Worldwide economic and political conditions may adversely affect demand for our products.

Worldwide economic conditions may adversely affect demand for our products. For example, China’s economy has been growing at a fast pace over the past several years, and the Chinese government introduced various measures to slow down the pace of economic growth. We believe some of these measures negatively impacted demand for our Flash memory products in the second half of fiscal 2004. A decline in economic conditions in China could lead to declining worldwide economic conditions. If economic conditions decline, whether in China or worldwide, we could be materially adversely affected.

The occurrence and threat of terrorist attacks and the consequences of sustained military action in the Middle East have in the past, and may in the future, adversely affect demand for our products. In addition, terrorist attacks may negatively affect our operations, directly or indirectly, and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us.

The United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales and our supply chain. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on us.

Our operations in foreign countries are subject to political and economic risks, which could have a material adverse effect on us.

The majority of our wafer fabrication capacity is located in Japan and nearly all final test and assembly of our products is performed at our facilities in China, Malaysia and Thailand and by third parties in Taiwan and Japan. In addition, we have international sales operations and, as part of our business strategy, we are continuing to seek to expand our product sales in high growth markets.

The political and economic risks associated with our sales to and operations in foreign countries include:

•	expropriation;

•	changes in political or economic conditions;

•	changes in tax laws, trade protection measures and import or export licensing requirements;

•	difficulties in protecting our intellectual property;

•	difficulties in achieving headcount reductions;

•	changes in foreign currency exchange rates;

•	Restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;

•	changes in freight and interest rates;

•	disruption in air transportation between the United States and our overseas facilities; and

•	loss or modification of exemptions for taxes and tariffs.

Any conflict or uncertainty in the countries in which we operate, including public health or safety concerns, natural disasters or general economic factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could have a material adverse effect on us.

We are subject to a variety of environmental laws that could result in liabilities.

Our operations and properties are subject to various U.S., Japanese, European and other foreign environmental laws and regulations, including those relating to materials used in our products and manufacturing processes, discharge of pollutants into the environment, the treatment, transport, storage and disposal of solid and hazardous wastes, and remediation of contamination. These laws and regulations require us to obtain permits for our operations, including the discharge of air pollutants and wastewater. From time to time, our facilities are subject to investigation by governmental regulators. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with any of them, a range of consequences could result, including fines, suspension of production, alteration of manufacturing processes, sales limitations, criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at or under our facilities or other environmental or natural resource damage.

Certain environmental laws, including the U.S. Comprehensive, Environmental Response, Compensation and Liability Act of 1980, or the Superfund Act, impose strict, joint and several liability on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and impose liability for damages to natural resources. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. These environmental laws also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated. Such persons can be responsible for cleanup costs even if they never owned or operated the contaminated facility. Two of our manufacturing sites are, or are located within, a federal Superfund site. Although we have not yet been, we could be named a potentially responsible party at these or other Superfund or other contaminated sites in the future. The costs associated with such sites could be material. In addition, contamination that has not yet been identified could exist at our other facilities.

Environmental laws are complex, change frequently and have tended to become more stringent over time. For example, the European Union recently began imposing stricter requirements regarding reduced lead content in semiconductor packaging. While we have budgeted for foreseeable environmental expenditures, we cannot assure you that environmental laws will not change or become more stringent in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not have a material adverse effect on us.

Our worldwide operations and the operations of our suppliers could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters are located near major earthquake fault lines in California, and three of our four wafer fabrication facilities are located near major earthquake fault lines in Japan. In addition, our assembly and test facilities are located in China, Malaysia and Thailand and may be subject to tsunamis. In the event of a major earthquake, tsunami or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or other business interruptions, any of which could materially adversely affect us.

Furthermore, the operations of our raw material suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various essential raw materials, such as liquid hydrogen, which are required to manufacture our products. If we are unable to procure an adequate supply of raw materials that are required for us to manufacture our products, or if the operations of our other suppliers of such raw materials are affected by natural disasters or business disruptions, we may have to reduce our manufacturing operations. Such a reduction could in the future have a material adverse effect on us.

We may be delayed or prevented from taking actions that require the consent of AMD and Fujitsu, whose interests may differ from or conflict with our interests or those of our other stockholders, which could decrease the value of your shares.

Our bylaws provide that for so long as AMD or Fujitsu maintains specified ownership levels in our common stock, we will not be able to take the following actions without the prior consent of AMD and Fujitsu:

•	enter into any joint venture, strategic alliance or similar arrangement:

•	with an integrated electronics manufacturer having the majority of its assets or business operations in Japan and annual semiconductor revenue in excess of one hundred billion yen;

•	prior to June 30, 2007, relating to manufacturing, memory product design or complimentary metal oxide semiconductor, or CMOS, product development that involves actual or potential contribution of cash or assets by us to such joint venture or to a third party exceeding $50 million in any fiscal year or $250 million in the aggregate over the life of the joint venture or arrangement, excluding arrangements for providing foundry services with entities that derive more than 75 percent of their revenue from foundry services or arrangements for the assembly, pack, mark and test of semiconductor devices; or

•	relating to activities unrelated to manufacturing, memory product design or CMOS process development that involve the actual or potential contribution of cash or assets by us exceeding $200 million in any fiscal year or $1 billion in the aggregate over the life of the joint venture or arrangement;

for so long as AMD’s or Fujitsu’s aggregate ownership interest is at least 22.5 percent;

•	engage in or undertake any material activity unrelated to our current Flash memory business, for so long as AMD’s or Fujitsu’s aggregate ownership interest is at least 20 percent;

•	amend the charter documents of any of our subsidiaries if such amendment would adversely and disproportionately affect either AMD or Fujitsu, for so long as AMD’s or Fujitsu’s aggregate ownership interest is at least 15 percent;

•	amend our certificate of incorporation or bylaws or effect any resolution to wind up Spansion Inc. or any other subsidiary, for so long as AMD’s or Fujitsu’s aggregate ownership interest is at least ten percent;

•	shut down operations at JV3 before April 1, 2007, shut down any facilities of the non-manufacturing organization of our wholly owned subsidiary, Spansion Japan, before April 1, 2007, shut down operations at JV1 or JV2 before April 1, 2007 without giving AMD and Fujitsu six months advance notice, or shut down operations at our assembly and test facility in Kuala Lumpur, Malaysia before April 1, 2007 without giving AMD and Fujitsu three months advance notice, for so long as AMD or Fujitsu owns any shares of our common stock; or

•	reduce headcount at JV1, JV2 or JV3 by more than ten percent prior to April 1, 2007 or reduce headcount at any facilities of the non-manufacturing organization of Spansion Japan by more than 15 percent prior to April 1, 2007 for so long as AMD or Fujitsu owns any shares of our common stock.

We cannot assure you that the interests of AMD and Fujitsu will be aligned with our interests or those of our other stockholders with respect to such decisions. As a result, we may be unable to take steps that we believe are desirable and in the best interests of our stockholders. In addition, these consent rights could make an acquisition of us more difficult, even if the acquisition may be considered beneficial by some stockholders.

The interests of AMD and Fujitsu, and our directors nominated by them, may differ from or conflict with our interests or those of our other stockholders.

When exercising their rights as our stockholders, either alone or in concert, AMD and Fujitsu may take into account not only our interests but also their interests and the interests of their other affiliates. Our interests and the interests of AMD and Fujitsu may at times conflict since the growth of our business depends, in part, on successful competition with other semiconductor companies. These conflicts may result in lost corporate opportunities for us, including opportunities to enter into lines of business that may overlap with those pursued by AMD and Fujitsu. We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with unaffiliated parties.

Various other conflicts of interest between our two principal stockholders and us may arise in the future in a number of areas relating to our business and relationships, including potential acquisitions of businesses or properties, intellectual property matters, transfers by AMD or Fujitsu of all or any portion of its ownership interest in us or its other assets, which could be to one of our competitors, indemnity arrangements, service arrangements and business opportunities that may be attractive to AMD, Fujitsu and us.

AMD and Fujitsu are our two largest stockholders. AMD has the right to elect two members to our board of directors. Fujitsu has the right to elect one member to our board of directors. Each stockholder’s ability to elect directors is subject to reduction based on the amount of our common stock that they own and this right terminates when their ownership in us falls below ten percent.

In addition, the directors appointed by AMD and Fujitsu continue to hold positions at AMD and Fujitsu. Individuals who are our directors and also officers of either AMD or Fujitsu have a duty of care and loyalty to us when acting in their capacities as our directors and a duty of care and loyalty to AMD or Fujitsu when acting as their officers or directors. However, our certificate of incorporation provides that in the event a director or officer of our company who is also a director or officer of AMD or Fujitsu acquires knowledge of a potential business opportunity that may be deemed a corporate opportunity of our company and AMD or Fujitsu, such opportunity will belong to AMD or Fujitsu, as applicable, unless it has been expressly offered to such director or officer in writing solely in his or her capacity as a director or officer of our company. Ownership of AMD common stock, or options to acquire AMD common stock by any of our directors and officers could create, or appear to create, potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for AMD than they do for us.

Third parties may seek to hold us responsible for liabilities of AMD and Fujitsu that we did not assume in our agreements.

Under our agreements with AMD and Fujitsu, we agreed to assume liabilities related to our business after June 30, 2003 and liabilities related to our business prior to June 30, 2003 if such liabilities were reflected as accruals or reserves on the AMD and Fujitsu contributed balance sheets. Our assumed liabilities include claims made with respect to Flash memory products sold after June 30, 2003, even if such products were manufactured prior to June 30, 2003, and warranty claims with respect to products sold prior to June 30, 2003 to the extent such warranty claims were reflected as accruals or reserves on the AMD and Fujitsu contributed balance sheets. The allocation of assets and liabilities between AMD, Fujitsu and us may not reflect the allocation that would have been reached between unaffiliated parties and may be less favorable to us as a result. Third parties may seek to hold us responsible for AMD’s and Fujitsu’s retained liabilities. If our losses for AMD’s and Fujitsu’s retained liabilities were significant and we were ultimately held liable for them, we cannot assure you that we would be able to recover the full amount of our losses.

We currently rely on AMD and Fujitsu for a number of services and our business may suffer if we do not timely and cost-effectively establish our own administrative and support systems.

We currently rely on AMD and Fujitsu for a large number of administrative and information technology services. We intend to reduce our reliance on AMD and Fujitsu and the services they provide to us. Accordingly, we will need to create our own systems, or we may choose to contract with other third parties to replace AMD or Fujitsu. However, during the transition period, which could be substantial, we will still rely on AMD and Fujitsu for a large number of services. Although we are working with AMD and Fujitsu to reduce the costs under our existing service agreements with them, if we are unable to successfully reduce our costs under these agreements or if we are unable to make this transition to our own systems in a timely and cost-effective manner, the costs associated with these services may have a material adverse effect on us.

We rely on Fujitsu to be our sole distributor in Japan.

We currently rely on Fujitsu to act as the sole distributor of our products to customers in Japan, which in fiscal 2005 was one of our most important geographic markets. Under our distribution agreement with Fujitsu, Fujitsu has agreed to use its best efforts to promote the sale of our products in Japan and to other customers served by Fujitsu. In the event that we reasonably determine that Fujitsu’s sales performance in Japan and to those customers served by Fujitsu is not satisfactory based on specified criteria, then we have the right to require Fujitsu to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include appointing another distributor as a supplementary distributor to sell products in Japan and to customers served by Fujitsu. Pursuing these actions would be costly and disruptive to the sales of our products in Japan. If Fujitsu’s sales performance in Japan were unsatisfactory, and we could not timely find a suitable supplementary distributor, we would be materially adversely affected.

We may experience increased costs resulting from decreased purchasing power since we are no longer a majority-owned subsidiary of AMD.

When we were a majority-owned subsidiary of AMD, AMD procured goods, such as raw materials, technology, such as software licenses, and services on our behalf, and we benefited from AMD’s size and purchasing power. Now that we are no longer a majority-owned subsidiary of AMD and we are an independent company, AMD is not able to procure goods, technology and services for us under AMD’s existing agreements with suppliers. Because we are a smaller and less diversified company than AMD is today, and we do not have access to financial and other resources comparable to those of AMD, we may be unable to obtain goods, technology and services at prices and on terms as favorable as those available to us while we were a majority-owned subsidiary of AMD, which could have a material adverse effect on us.

In addition, AMD relied on third-party providers to deliver our products to customers, to distribute materials for our wafer fabrication facilities and to provide some information technology services to us, including helpdesk support, desktop application services, business and software support applications, server and storage administration, data center operations, database administration and voice, video and remote access. We are no longer be a beneficiary under these agreements, and have to renegotiate the terms with these suppliers or bring these capabilities in-house. Vendors may require the payment of additional fees, which could have a material adverse effect on us.

AMD and Fujitsu may continue to use all of our intellectual property and the intellectual property they have transferred to us.

In connection with our reorganization as Spansion LLC in June 2003, AMD and Fujitsu transferred approximately 400 patents and patent applications to us. In addition, AMD and Fujitsu contributed additional patents to us at the time of our initial public offering. However, both AMD and Fujitsu have retained the rights to use any patents contributed to us for an unlimited period of time. In addition, under their respective patent cross-license agreements with us, AMD and Fujitsu have also obtained licenses to our present and future patents with effective filing dates prior to the later of June 30, 2013 or such date on which they have transferred all of their shares in us, although the scope of patents under license can be impacted by a change in control of the parties or their semiconductor groups. These licenses continue until the last to expire of the patents under license expires. Furthermore, while the cross-license agreements provide AMD and Fujitsu with ongoing perpetual licenses to all of our present and future patents and technologies in existence through such cross-license termination date, our right to Fujitsu’s patents and technologies is more limited.

Under our non-competition agreement, both AMD and Fujitsu have agreed that they will not directly or indirectly engage in a business, and have agreed to divest any acquired business, that manufactures or supplies standalone semiconductor devices (including single chip, multiple chip or system devices) containing only Flash memory, which is the business in which we primarily compete. With respect to each of AMD and Fujitsu, this non-competition restriction will last until the earlier of (i) two years from the date such stockholder’s ownership in us falls below five percent, or (ii) the dissolution of our company. After that time, should it ever decide to re-enter the Flash memory business, AMD or Fujitsu could use on a perpetual basis our present and future patents and technologies in existence through the cross-license termination date to compete against us. If either AMD or Fujitsu were to compete with us, we could be materially adversely affected.

Our share price may decline because of the ability of AMD and Fujitsu to sell shares of our common stock.

Sales of substantial amounts of our common stock, or the possibility of those sales, could adversely affect the market price of our common stock and impede our ability to raise capital through the issuance of additional equity securities.

Subject to transfer restrictions described below to which we are not a beneficiary and any applicable U.S. federal and state securities laws, after the expiration on May 15, 2006 of a 180-day lock-up period (which may be waived by representatives of the underwriters of our initial public offering), AMD and Fujitsu may sell shares of our common stock that they beneficially own. In addition, after the expiration of this 180-day period, we could issue and sell additional shares of our common stock. Any sale by AMD, Fujitsu or us of our common stock in the public market, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. AMD and Fujitsu have entered into a stockholders agreement with us, which provides for, among other things, restrictions on their ability to transfer their shares. AMD and Fujitsu have agreed with each other that neither of them will transfer any shares of our common stock, except to certain affiliates, until the earlier of December 21, 2006 or the conversion of the Class D common stock. In addition, neither stockholder can transfer shares in an amount equal to or greater than one percent of the then common stock outstanding to any entity whose principal business competes with us, unless first obtaining the written consent of the non-transferring stockholder, such consent not to be unreasonably withheld after June 30, 2007.

Our share price may be volatile, and stockholders may be unable to sell their shares at or above the purchase price.

We recently had an initial public offering of our Class A common shares. The initial public offering price for our shares was determined by negotiations between us and representatives of the underwriters and may not be indicative of prices that will prevail in the trading market. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	changes in projections of our operating results by securities analysts;

•	fluctuations in the valuation of companies perceived to be comparable to us; and

•	share price and volume fluctuations attributable to inconsistent trading volume levels or other factors.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock. If the market price of shares of our common stock does not increase, stockholders may not realize any return on their investment in us and may lose some or all of their investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could materially adversely affect us.

If securities or industry analysts do not publish research reports about our business, or publish negative reports about our business, the price and trading volume of our securities could decline.

The trading market for our securities, including the notes sold by Spansion LLC, our indirect wholly owned subsidiary, will depend, in part, on the research reports and ratings that securities or industry analysts or ratings agencies publish about us, our business and the Flash memory market in general. We do not have any control over these analysts or agencies. If one or more of the analysts or agencies who cover us downgrades us or our securities, the price of our securities may decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our securities or trading volume to decline.

Being a public company increases our expenses and administrative burden.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff is required to perform additional tasks.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We currently do not intend to pay dividends on our common stock and, consequently, our stockholders’ only opportunity to achieve a return on their investment is through appreciation in the price of our common stock.

We currently do not plan to pay dividends on shares of our common stock in the foreseeable future and are currently prohibited from doing so in specific circumstances under agreements governing our borrowing arrangements. The terms of our senior secured revolving credit facility limit our ability to pay cash dividends on any shares of our common stock. Furthermore, if we are in default under this credit facility, our ability to pay cash dividends will be limited in the absence of a waiver of that default or an amendment to that facility. Similar prohibitions are applicable under the indenture governing Spansion LLC’s outstanding notes. In addition, because we are a holding company, our ability to pay cash dividends on shares of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including the restrictions under the indenture governing the notes. Our common stock will rank junior as to payment of dividends to any series of preferred stock that we may issue in the future. Generally, unless full dividends including any cumulative dividends still owing on all outstanding shares of any preferred stock have been paid, no dividends will be declared or paid on our common stock. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates.

Our issuance of preferred stock could adversely affect holders of our common stock.

Our board of directors is authorized to issue series of shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up of our affairs, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

Provisions in our corporate governance documents as well as Delaware law may delay or prevent an acquisition of us that stockholders may consider favorable, which could decrease the value of your shares.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include restrictions on the ability of our stockholders to remove directors, a classified board of directors and limitations on action by our stockholders by written consent. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to make an acquisition of us more difficult. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal engineering, manufacturing and administrative facilities comprise approximately 3.5 million square feet and are located in the United States, Japan, Malaysia, Thailand and China. Over 2.7 million square feet of this space is in buildings we own. The remainder of this space is leased, primarily from AMD, including our assembly and test facility in Penang, Malaysia. We also lease from Fujitsu approximately 2.9 million square feet of land in Aizu-Wakamatsu, Japan for our wafer fabrication facilities and we lease office space in Aichi, Japan from a subsidiary of Fujitsu, Fujitsu VLSI. We lease approximately 625,000 square feet of land in Suzhou, China for our assembly and test facility. The Suzhou facility and our land use rights there are encumbered by a lien securing the Spansion China Loan. Our Fab 25 facility in Austin, Texas is encumbered by a lien securing the July 2003 Spansion Term Loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our facility leases have terms of generally one to five years. We currently do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy or replacing them with equivalent facilities. Our land lease in Aizu-Wakamatsu expires in 2033.

ITEM 3. LEGAL PROCEEDINGS

On October 7, 2005, Tessera, Inc. filed a complaint, Civil Action No. 05-04063, for patent infringement against Spansion LLC and AMD in the United States District Court for the Northern District of California under the patent laws of the United States of America, 35 U.S.C. section 1, et seq., including 35 U.S.C. section 271. The complaint alleges that Spansion LLC’s ball grid array and multichip packages infringe the following Tessera patents: United States Patent No. 5,679,977, United States Patent No. 5,852,326, United States Patent No. 6,433,419 and United States Patent No. 6,465,893. On December 16, 2005, Tessera filed a First Amended Complaint naming Spansion and Spansion Technology Inc., our wholly owned subsidiary, as defendants. On January 31, 2006, Tessera filed a Second Amended Complaint adding Advanced Semiconductor Engineering, Inc., Chipmos Technologies, Inc., Chipmos U.S.A., Inc., Silicon Precision Industries Co., Ltd., Siliconware USA, Inc., ST Microelectronics N.V., ST Microelectronics, Inc., Stats Chippac Ltd., Stats Chippac, Inc., and Stats

Chippac (BVI) Limited. The Second Amended Complaint alleges that Spansion LLC’s ball grid array and multichip packages infringe on four Tessera patents. The Second Amended Complaint further alleges that each of the newly named defendants is in breach of a Tessera license agreement and is infringing on five Tessera patents. The Second Amended Complaint seeks unspecified damages and injunctive relief. On February 9, 2006, we filed an answer to the Second Amended Complaint and a countercomplaint with counterclaims against Tessera.

Tessera has requested the following findings and remedies:

•	A finding that Tessera’s patents are valid and enforceable and that we are deliberately and willfully infringing Tessera’s patents;

•	injunctive relief prohibiting us from engaging in any further conduct that would infringe Tessera’s patents;

•	an award to Tessera to recover all damages, including interest on damages, from the alleged infringement;

•	an award of treble damages for deliberate and willful conduct;

•	A finding that the case is exceptional, in which case attorney fees should be awarded to the prevailing party; and

•	an unspecified award of attorneys’ fees and costs.

We believe that we have meritorious defenses against Tessera’s claims and we intend to defend the lawsuit vigorously.

From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of business. As of December 25, 2005, we were not subject to any litigation or claims that we believe will have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of costs, diversion of management resources and other factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our Class A Common Stock has been traded on The NASDAQ National Market under the symbol “SPSN” since December 15, 2005. Our Class A Common Stock had a high trading price of $14.37 and low trading price of $12.00 per share for the period between December 15, 2005 and December 25, 2005, as reported by The NASDAQ National Market.

As of March 9, 2006, there were approximately three holders of record of our Class A Common Stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these recordholders.

We currently do not plan to pay dividends on shares of our common stock in the foreseeable future and are currently prohibited from doing so in specific circumstances under agreements governing our borrowing arrangements.

Use of Proceeds from Registered Securities

In connection with our initial public offering, we filed a Registration Statement on Form S-1 (File No. 333-124041) registering shares of our Class A Common Stock. The registration statement was declared effective by the SEC on December 15, 2005. The offering closed on December 21, 2005. Citigroup Global Markets Inc. and Credit Suisse First Boston LLC acted as the joint book-running managers for the initial public offering. J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., UBS Securities LLC and Dresdner Kleinwort Wasserstein Securities LLC acted as co-managers for the initial public offering. We sold 47,264,000 shares of our Class A common stock at a price of $12.00 per share, which included 5,064,000 shares issued pursuant to the underwriters’ exercise of their over-allotment option, for total gross proceeds of approximately $567 million. We paid to the underwriters underwriting commissions totaling approximately $34.0 million and incurred expenses of approximately $7.5 million in connection with the offering, for total offering commissions and expenses of approximately $41.5 million. Net offering proceeds to us (after deducting underwriting commissions and offering expenses) were approximately $526 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates. All expenses were paid to others.

From the closing of the offering until December 25, 2005, the net offering proceeds have been invested in commercial paper, money market funds and auction rate preferred stocks.

ITEM 6. SELECTED FINANCIAL DATA

The following summary historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

For periods prior to April 1, 2003, we used fiscal years beginning April 1 and ending March 31, which included 52 weeks. In connection with our reorganization effective June 30, 2003, we adopted a fiscal year ending the last Sunday of December. Fiscal 2003 was therefore a transition year beginning April 1, 2003 and ending December 28, 2003, during which we operated as FASL for the first three months and then operated as Spansion LLC for the final six months. Fiscal 2003 included approximately 39 weeks. Fiscal 2004 ended December 26, 2004 and included 52 weeks. Fiscal 2005 ended December 25, 2005 and included 52 weeks.

	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004	Nine Months Ended Dec. 28, 2003	Year Ended Mar. 31, 2003	Year Ended Mar. 31, 2002
	(in thousands, except per share amounts)
Statement of Operations Data(1):
Net sales to related parties/members	$2,002,805	$2,262,227	$1,193,212	$961,950	$816,183
Cost of sales	1,809,929	1,840,862	1,086,030	921,924	776,323

Gross profit	192,876	421,365	107,182	40,026	39,860
Other expenses:
Research and development	295,849	280,954	146,947	—	—
Marketing, general and administrative	181,910	137,159	74,200	4,811	871

Operating income (loss)	(284,883)	3,252	(113,965)	35,215	38,989
Interest and other income (expense), net	3,173	3,198	1,335	(202)	3,143
Interest expense	(45,032)	(40,165)	(20,733)	(1,867)	(1,271)

Income (loss) before income taxes	(326,742)	(33,715)	(133,363)	33,146	40,861
Provision (benefit) for income taxes	(22,626)	(14,013)	(4,420)	12,169	17,084

Net income (loss)	$(304,116)	$(19,702)	$(128,943)	$20,977	$23,777

Net income (loss) per common share

Basic	$(4.15)	$(0.27)	$(1.78)	$0.29	$0.33

Diluted (2)	$(4.15)	$(0.27)	$(1.78)	$0.29	$0.33

Shares used in per share calculation:

Basic	73,311	72,549	72,549	72,549	72,549

Diluted (2)	73,311	72,549	72,549	72,549	72,549

	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003	Mar. 31, 2003	Mar. 31, 2002
Balance Sheet Data(3):
Cash, cash equivalents and short-term investments	$725,816	$196,138	$329,544	$25	$30
Working capital (deficit)	881,902	359,420	640,184	(110,741)	(208,794)
Total assets	3,301,965	2,919,515	3,125,623	1,273,072	1,189,877
Long-term debt and capital lease obligations, including current portion, and notes payable to banks under revolving loans	759,613	773,597	899,684	152,704	287,219
Stockholders’ equity/members’ capital	1,921,977	1,647,207	1,657,595	808,600	717,085

(1)	As discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we began producing and selling finished Flash memory devices effective June 30, 2003, which significantly affected our operating results as compared to earlier periods when we solely produced and sold Flash memory wafers.

(2)	Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares, as their effect is antidilutive. The potential common shares resulting from stock options and restricted stock units that were antidilutive for fiscal 2005 totaled approximately 5.5 million shares.
(3)	As discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of June 30, 2003 AMD and Fujitsu had transferred their Flash memory business assets to us so that we could begin producing and selling finished Flash memory devices, which significantly affected our net assets as compared to earlier periods when we solely produced and sold Flash memory wafers.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of December 25, 2005 and December 26, 2004, and for the fiscal years ended December 25, 2005 and December 26, 2004 and for the nine month period ended December 28, 2003, which are included in this annual report.

Overview

We are the largest company in the world dedicated exclusively to developing, designing and manufacturing Flash memory, a critical semiconductor component of nearly every electronic product and one of the fastest growing segments of the semiconductor industry. Our net sales to our sole distributors, AMD and Fujitsu, for fiscal 2005 and 2004 and for the nine months period ended December 28, 2003 were $2.0 billion, $2.3 billion and $1.2 billion, respectively. Our net losses for these periods were $304 million, $20 million and $129 million. Our Flash memory is incorporated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment and PC peripheral applications. Our products are integrated into products from original equipment manufacturers, or OEMs, in each of these markets. We believe we owe our position to our leading-edge technology, including our proprietary MirrorBit technology, our broad product portfolio derived through continued customer-centric innovation and our advanced manufacturing capabilities, systems-level solutions and customer relationships.

History

We were originally organized as a Flash memory manufacturing venture of AMD and Fujitsu in 1993 named Fujitsu AMD Semiconductor Limited, or FASL. The primary function of FASL was to manufacture and sell Flash memory wafers to AMD and Fujitsu, who in turn converted the Flash memory wafers into finished Flash memory products and sold them to their customers. AMD and Fujitsu were also responsible for all research and development and marketing activities and provided FASL with various support and administrative services.

By 2003, AMD and Fujitsu desired to expand the operations of FASL to: achieve economies of scale; add additional Flash memory wafer fabrication capacity; include assembly, test, mark and pack operations; include research and development capabilities; and include various marketing and administrative functions. To accomplish these goals, in 2003, AMD and Fujitsu reorganized our business as a Flash memory company called FASL LLC, later renamed Spansion LLC, by integrating the manufacturing venture with other Flash memory assets of AMD and Fujitsu. Since this reorganization, we have manufactured and sold finished Flash memory devices to customers worldwide through our two sole distributors, AMD and Fujitsu. We were reorganized from Spansion LLC into Spansion Inc. in connection with our initial public offering in December 2005.

AMD’s sales force responsible for selling our products was transferred to us in the second quarter of fiscal 2005. Although the transition of some related support functions, including booking and billing, is still underway, we expect to sell directly as well as through distributors to customers formerly served by AMD and potential customers not served solely by Fujitsu. We also agreed with Fujitsu that Fujitsu will remain our sole distributor in Japan and a distributor throughout the rest of the world, other than Europe and the Americas with limited exceptions.

Since AMD’s sales force was transferred to us, we no longer pay AMD a distribution margin resulting in an increase to net sales. This increase in net sales is offset, at least in part, by increased marketing, general and administrative expenses that we incur as we use our own sales force to sell our products directly to customers. In addition, because we do not currently have direct contracts with customers, AMD continues to provide logistical support services in connection with the sale of our products. We reimburse AMD for costs incurred in conducting these activities, including accepting orders, freight and shipping. Once we have entered into direct agreements with customers not served solely by Fujitsu, we will sell to those customers directly.

We also reached an agreement with Fujitsu to reduce the distribution margin earned by Fujitsu on the sale of our products from 6.5 percent to 4.3 percent beginning in the second quarter of fiscal 2005. In addition, the royalty rate we pay to each of AMD and Fujitsu under our patent cross-license agreements with them was reduced from one percent of net sales of our products to 0.5 percent on October 1, 2005, and then was further reduced to 0.3 percent on December 21, 2005.

Flash Memory Market

Flash memory is one of the largest semiconductor markets. The Flash memory market is characterized by intense competition. The principal bases of competition in the Flash market are cost, selling price, performance, quality and customer relationships. To compete successfully, a supplier of Flash memory must continuously invest in manufacturing capacity and process technologies while keeping unit manufacturing costs as low as possible. Economies of scale dictate that fabs must be large to achieve competitive manufacturing costs.

Our business operations and financial results are impacted by a number of factors, including the cyclicality of the Flash memory market caused by wide fluctuations in product supply and demand, constant and rapid technological change, continuous new product introduction and price erosion. The expenses associated with our fabs are primarily fixed. Variations in capacity utilization of our fabs therefore significantly impact our gross margins. Rapid technological change and variations in product supply and demand make capacity planning and fab utilization difficult to predict accurately.

We believe our critical success factors include our ability to:

•	introduce successfully our next generation products to market in a timely manner;

•	achieve efficient and timely volume production of our next generation products;

•	increase market acceptance of our products based on our MirrorBit technology;

•	develop and successfully introduce products base on our ORNAND architecture;

•	accelerate our product development cycle;

•	penetrate further the integrated category of the Flash memory market with our high density products;

•	increase the number of customers who buy our products;

•	develop successfully and transition to the latest manufacturing process technologies, including 90-nanometer process technology in the first half of fiscal 2006;

•	control or reduce further our operating expenses, particularly our marketing, general and administrative costs; and

•	expand our market share in emerging global markets, including Korea, China, Latin America, India and Eastern Europe.

Basis of Presentation

Fiscal 2005 and 2004 and 2003

In connection with our reorganization to Spansion LLC, we adopted a fiscal year ending on the last Sunday of December. Fiscal 2005 began on December 27, 2004 and ended on December 25, 2005, consisting of 52 weeks. Fiscal 2004 began on December 29, 2003 and ended on December 26, 2004, consisting of 52 weeks. Fiscal 2003 was a transition year beginning April 1, 2003 and ending December 28, 2003, during which we operated as FASL for the first three months and then operated as Spansion for the final six months. Fiscal 2003 consisted of approximately 39 weeks.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, asset impairments, income taxes and pension benefits. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe the following critical accounting policies are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Estimates of Sales Returns and Future Price Reductions

We record a provision for estimated sales returns and allowances on product sales and a provision for estimated future price reductions in the same period that the related revenues are recorded. We base these estimates on actual historical sales returns, allowances, historical price reductions, market activity, and other known or anticipated trends and factors. These estimates are subject to management’s judgment, and actual provisions could be different from our estimates and current provisions, resulting in future adjustments to our revenues and operating results.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. We do not value inventories on hand in excess of forecasted demand of six months. In addition, we write off inventories that we consider obsolete. We adjust remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. If we anticipate future demand or market conditions to be less favorable than our projections as forecasted, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. This would have a negative impact on our gross margins in that period. If in any period we are able to sell inventories that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

Impairment of Long-Lived Assets

We consider no less frequently than quarterly whether indicators of impairment of long-lived assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used. If these or other indicators are present, we determine whether the estimated future undiscounted cash flows attributable to the assets in question are less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. We may incur impairment losses in future periods if factors influencing our estimates of the undiscounted cash flows change.

Income Taxes

Prior to our reorganization into Spansion Inc. we operated as a Delaware limited liability company that had elected to be treated as a partnership for U.S. federal tax reporting purposes, and therefore we were not a U.S. taxable entity. We now operate as Spansion Inc., which is a taxable entity for U.S. federal tax reporting purposes. Our foreign subsidiaries are wholly owned and are taxable as corporations in their respective foreign countries of formation. In determining taxable income for financial statement reporting purposes, we must make estimates and judgments. These estimates and judgments are applied in the calculation of specific tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets. Unless recovery of these deferred tax assets is considered more likely than not, we must increase our provision for taxes by recording a charge to income tax expense, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. We consider past performance, future expected taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. As of December 25, 2005, we recorded a valuation allowance of approximately $39.6 million against our U.S. deferred tax assets, net of deferred tax liabilities. This valuation allowance offset all of our net U.S. deferred tax assets with the exception of net current deferred tax assets available to offset taxable income, on a hypothetical carryback basis, for the short taxable period from December 14, 2005 through December 25, 2005. As of December 25, 2005 we have also recorded valuation allowances of approximately $24.3 million against various foreign deferred tax assets that we estimate will not ultimately be recoverable.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment by the relevant tax jurisdiction. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result.

Pension and Postretirement Benefits

We provide a pension plan for certain employees of Spansion Japan, and as a result, we have significant pension benefit costs and credits that are computed and recorded in our financial statements based on actuarial valuations. The actuarial valuations require assumptions and methods which must be used to develop the best estimate of the benefit costs. These valuation assumptions include salary growth, long-term return on plan assets, discount rates and other factors. The salary growth assumptions reflect our future and near-term outlook for salary growth within the industry. Long-term return on plan assets is determined based on historical results in the debt and equity markets and management’s expectation of the current economic environment and the allocation target and expected future yields of each asset class. The discount rate assumption is based on current investment yields on Japanese government long-term bonds, as no deep corporate market exists for high quality corporate debt instruments. Actual results that differ from these assumptions are accumulated and amortized over the future life of the plan participants. See Note 14 of Notes to Consolidated Financial Statements for an explanation of the pension assumptions. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the pension costs and obligations.

Financial Operations Overview

The following describes line items in our consolidated statements of operations.

Revenue Recognition

We generally recognize revenue when AMD and Fujitsu have sold our products to their OEM customers and title and risk of loss for the products have transferred to the OEM. However, under the shipping terms for some OEM customers, title and risk of loss do not pass until delivery of products to the customer’s designated location, and for such sales, we defer the recognition of revenue and related costs until such customers take delivery of our products. Estimates of product returns and sales allowances, related to reasons other than product quality, are based on actual historical experience and are recorded as a reduction in revenue at the time revenue is recognized. We did not offer product return, stock rotation and price protection rights to AMD or Fujitsu prior to June 30, 2003.

AMD also sells our products to its distributors under terms allowing these distributors certain rights of return, stock rotation and price protection privileges on unsold merchandise held by them. We extend the same rights on these Flash memory product sales to AMD. Accordingly, we defer revenue and related product costs from such sales to AMD as deferred income on shipments to related party/member, until the merchandise is resold by AMD’s distributors. We also sell our products to some distributors under sales arrangement whose terms do not allow for rights of returns or price protection on unsold products held by them. In these instances, we recognize revenue when we ship the product directly to the distributors.

Fujitsu also sells our products to its distributors. Our distribution agreement with Fujitsu grants limited stock rotation rights to Fujitsu and allows Fujitsu to provide similar limited rights to some of its distributors. However, to date, Fujitsu has not extended these rights to its distributors. Accordingly, we recognize revenue for sale of products sold to Fujitsu when Fujitsu sells our products to its distributors.

Net Sales to AMD and Fujitsu

Prior to June 30, 2003, we generated net sales by selling Flash memory wafers to AMD and Fujitsu on a cost plus a pre-determined margin (cost plus) basis. Since June 30, 2003, we have generated net sales by selling finished Flash memory devices to AMD and Fujitsu, who in turn have sold them to customers worldwide (end sales). Our prices to AMD and Fujitsu are based on AMD’s and Fujitsu’s sales prices to their customers, less an agreed-upon distribution margin. As a result, following June 30, 2003, our results of operations have included significantly increased net sales due to our sale of finished Flash memory products as compared to Flash memory wafers.

The main factors that affect revenue are unit volumes, fluctuations in average selling prices and the mix of products sold. Higher density products generally command higher prices than lower density products. However, the selling price for products at a given density tends to decline over time.

Cost of Sales

Cost of sales primarily consists of the cost of finished goods. Principal factors impacting cost of sales include the number of units sold and the mix of products sold with respect to density, the manufacturing process technology employed, the cost of third-party commercial die, if any, incorporated in the product and package costs. Cost of sales is also impacted by the level of capacity utilization at our manufacturing fabs, as capacity costs are largely fixed and cannot be quickly reduced in proportion to reduced demand and reduced revenues.

Prior to our reorganization as Spansion LLC in June 2003, we manufactured and sold Flash memory wafers to AMD and Fujitsu. Our cost of sales during that time was primarily the cost of wafer production.

After our reorganization as Spansion LLC, the cost of finished goods has included the cost of manufacturing and sorting integrated circuits, or “die,” the cost of assembling, testing, marking and packing the die, and the cost of purchasing third-party commercial die, which we incorporate into our MCPs.

We produce die on wafers in our fabrication facilities, or fabs. The cost of manufacturing and sorting die is a function of the cost of producing wafers and the number of die on each wafer. Costs of wafer production are largely fixed and primarily include depreciation, labor and benefits, direct and indirect materials, maintenance and building costs, such as utilities and occupancy costs. The number of die on each wafer is a function of wafer size, Flash memory storage capacity incorporated into the product and manufacturing process technology. For a given manufacturing process technology, the higher the storage capacity of the product the fewer die per wafer. Each new manufacturing process technology permits more die on each wafer at a given storage capacity level. Therefore, the cost of die tends to be higher for products with greater storage capacity but lower for products manufactured on more advanced manufacturing process technologies.

Assembly costs primarily include labor and benefits, depreciation, maintenance and building costs, such as utilities. Test, mark and pack costs primarily include depreciation of testers and handling equipment, labor and benefits and maintenance and building costs such as utilities. Test costs increase as the storage capacity of the product increases, and are higher for products with advanced features.

Cost of sales also includes royalties for licensed intellectual property paid to AMD and Fujitsu, the cost of factory maintenance and repair, the cost of product engineering and product distribution costs, such as freight and duty.

As an increasing portion of our business migrates to MCPs, cost of finished goods will increasingly include the cost of combining SRAM, pseudo SRAM or other third-party commercial die that we purchase from Fujitsu and other, unrelated manufacturers and package together with our Flash memory devices. This may adversely affect gross margin percentage due to higher cost of sales associated with our purchase of third-party commercial die that we incorporate into these MCPs.

Research and Development

Prior to our reorganization as Spansion LLC in June 2003, all research and development activities were conducted by AMD and Fujitsu. Since our reorganization, we have conducted the majority of our research and development activities independently. Research and development expense includes the cost of process research and development for new manufacturing and packaging processes and the cost of product research and development of new Flash memory products. Costs of process research and development include depreciation, labor and benefits, direct and indirect materials, maintenance and building costs such as utilities, and other costs. Costs of product research and development include labor and benefits expenses of design engineers along with related occupancy costs, the cost of computers, software design tools and mask sets, and the cost of manufacturing, assembling and testing product development wafers in our fabs. In some cases, AMD and Fujitsu provide research and development services to us on a contract basis, such as in the area of packaging technology, which costs are included in research and development expense.

Marketing, General and Administrative

Prior to our reorganization as Spansion LLC in June 2003, we conducted no marketing activities and maintained a small general and administrative function sufficient to support operation of our fabs. After our reorganization as Spansion LLC, we added our own marketing functions and some administrative functions, although we continue to rely on AMD and Fujitsu to provide various administrative services under our services agreements with them. Marketing, general and administrative expenses consist primarily of general administrative functions, such as information technology, human resources, finance, marketing, planning and fees paid under our service agreements with AMD and Fujitsu. We expect that our marketing, general and administrative expenses will increase as we continue to integrate the sales force transferred by AMD. We have also incurred and expect to continue to incur additional expenses in connection with being a public company independent from AMD and Fujitsu.

Operating Income (Loss)

Operating income (loss) consists of net sales less the sum of (i) costs of sales, (ii) research and development expenses and (iii) marketing, general and administrative expenses.

Interest and Other Income (Expense), Net

Interest and other income (expense), net primarily consists of interest earned on our cash and investments.

Interest Expense

Interest expense is associated with our borrowings under credit agreements with financial institutions, interest on our senior notes and borrowings from AMD and Fujitsu. We expect our interest expense to increase in fiscal 2006 primarily as a result of the issuance of our senior notes and senior subordinated notes.

Provision for Income Taxes

Prior to our reorganization as Spansion LLC in June 2003, we operated as Fujitsu AMD Semiconductor Limited, a Japanese corporation, and were subject to Japanese tax. Following our reorganization as Spansion LLC, and prior to the consummation of our initial public offering, we operated as a Delaware limited liability company that elected to be treated as a partnership for U.S. federal tax reporting and therefore have not been a taxable entity for U.S. federal income tax purposes. Upon our reorganization as Spansion Inc., we became a U.S. taxable entity for U.S. federal tax reporting. Our foreign subsidiaries are primarily wholly owned and have been taxable as corporations in their respective foreign countries.

Results of Operations

The following is a summary of our net sales for fiscal 2005, fiscal 2004 and fiscal 2003.

	Year Ended(1) December 25, 2005	Year Ended(1) December 26, 2004	Year Ended(1) December 28, 2003
	(in thousands)
Total net sales	$2,002,805	$2,262,227	$1,193,212

(1)	Net sales for the first three months of fiscal 2003 consisted of sales of Flash memory wafers to AMD and Fujitsu at transfer prices on a cost-plus basis. Net sales for the last six months of fiscal 2003 and net sales for fiscal 2004 and 2005 consisted of sales of finished Flash memory devices to AMD and Fujitsu at prices based on AMD’s and Fujitsu’s sales prices to their customers, less an agreed-upon distribution margin.

Net Sales Comparison for Fiscal 2005 and Fiscal 2004

Total net sales of $2,003 million in fiscal 2005 decreased 11 percent compared to net sales of $2,262 million in fiscal 2004. The decrease in total net sales was primarily attributable to a 28 percent decrease in average selling prices, partially offset by an increase of 22 percent in unit shipments. Average selling prices decreased from fiscal 2004 as a result of aggressive pricing due in most cases to oversupply of products in the NOR Flash memory market. The decrease in net sales for the period was mitigated by the reduction in the distribution margin earned by AMD under the AMD Distribution Agreement in the first quarter of fiscal 2005 and the elimination of the distribution margin earned by AMD in the second quarter of fiscal 2005, which increased net sales by approximately $52 million as compared to fiscal 2004. The decrease in net sales for the period was also mitigated by the reduction in the distribution margin earned by Fujitsu under the Fujitsu Distribution Agreement in the first quarter of fiscal 2005 and the further reduction in the second quarter of fiscal 2005, which increased net sales by approximately $16 million as compared to fiscal 2004. The distribution margin earned by AMD and Fujitsu in the first quarter of fiscal 2005 was 6.5 percent. AMD did not earn a distribution margin from the second quarter through the fourth quarter of fiscal 2005. The distribution margin earned by Fujitsu from the second quarter through the fourth quarter of fiscal 2005 was 4.3 percent. The distribution margin earned by AMD and Fujitsu in fiscal 2004 was seven percent.

Net Sales Comparison for Fiscal 2004 and Fiscal 2003

Total net sales of $2,262 million in fiscal 2004 increased 90 percent compared to net sales of $1,193 million in fiscal 2003. The increase in total net sales was due to a combination of factors: there were 12 months of operations in fiscal 2004 compared to nine months of operations in fiscal 2003; all sales in fiscal 2004 consisted of finished Flash memory products based on AMD’s and Fujitsu’s sales prices to their customers, less an agreed-upon distribution margin, while sales during the first three months of fiscal 2003 were of Flash memory wafers to AMD and Fujitsu at transfer prices set on a cost plus basis; and there was stronger market demand in fiscal 2004 than in fiscal 2003, particularly with wireless Flash memory customers. Sales during the first three months of fiscal 2003 were approximately $258 million.

In the second half of fiscal 2004, however, net sales were adversely impacted by aggressive pricing by competitors, particularly with embedded Flash memory customers, as our competitors began to aggressively pursue increased market share, and aggregate Flash memory product supply exceeded demand. In particular, decreased demand from the wireless handset market in Asia, in part due to excess inventory accumulation by wireless handset OEMs in China during the first half of fiscal 2004, contributed to a decline in net sales during the third quarter. In addition, a downturn in the overall Flash memory market, lower than expected sales in the wireless handset market and delays in qualifying a product based on our second-generation MirrorBit technology also contributed to a decline in net sales in the fourth quarter of fiscal 2004. Another reason our net sales declined in the second half of fiscal 2004 compared with the first half of fiscal 2004 is that we were not able to meet demand for certain of our lower density products for embedded Flash memory customers in the first half of fiscal 2004, which we believe adversely impacted our relationship with customers who did not receive allocations of these embedded products and our competitors were able to take advantage of this situation to increase their market share in the second half of fiscal 2004. We were unable to meet demand for these products in the first half of fiscal 2004 because in fiscal 2003 we underestimated demand with respect to these products for the first half of fiscal 2004 and were unable to install additional wafer fabrication capacity on a timely basis. As a result, a significant number of end customers for our lower density products were under-served, and we believe that these customers chose to rely on our competitors both for product supply and for their design-in activities in the first half of fiscal 2004, resulting in an increased market share for those competitors in the second half of fiscal 2004 when those designs went into production. Quantification of the breakdown in the increase in net sales from fiscal 2003 to fiscal 2004 is not practical due to our reorganization in June 2003.

Comparison of Gross Margin, Expenses, Interest and Other Income (Expense), Net, Interest Expense and Income Tax Benefit

The following is a summary of gross margin; operating expenses, interest and other income (expense), net; interest expense and income tax benefit for fiscal 2005, 2004 and 2003:

	Year Ended(1) December 25, 2005	Year Ended(1) December 26, 2004	Nine Months Ended(1) December 28, 2003
	(in thousands, except for percentage)
Net Sales	$2,002,805	$2,262,227	$1,193,212
Cost of sales	1,809,929	1,840,862	1,086,030
Gross margin	10%	19%	9%
Research and development	295,849	280,954	146,947
Marketing general and administrative	181,910	137,159	74,200
Operating income (loss)	(284,883)	3,252	(113,965)
Interest and other income, net	3,173	3,198	1,335
Interest expense	(45,032)	(40,165)	(20,733)
Income tax benefit	(22,626)	(14,013)	(4,420)

(1)	Cost of sales for the first three months of fiscal 2003 were for sales of Flash memory wafers to AMD and Fujitsu at transfer prices on a cost-plus basis. Cost of sales for the last six months of fiscal 2003 and costs of sales for fiscal 2004 and 2005 were for sales of finished Flash memory devices to AMD and Fujitsu at prices based on AMD’s and Fujitsu’s sales prices to their customers, less an agreed-upon distribution margin.

Gross margin decreased to ten percent in fiscal 2005 compared to 19 percent in fiscal 2004. The decrease in gross margin was primarily due to a decrease in net sales of 11 percent relative to a decrease in cost of sales of only two percent. Cost of sales declined at a lower rate than net sales because many of our costs are fixed and cannot be reduced in proportion to the reduced revenues. We incurred amounts to AMD and Fujitsu in the aggregate equal to 14 percent of cost of sales in fiscal 2005 compared to 19 percent in fiscal 2004.

Gross margin increased to 19 percent in fiscal 2004 compared to nine percent in fiscal 2003. The increase in gross margin was primarily due to an increase in net sales of 90 percent, relative to an increase in cost of sales of only 70 percent. Net sales and cost of sales were affected by the fact that in fiscal 2004 and the last six months of fiscal 2003, we sold finished Flash memory products as opposed to Flash memory wafers, which we sold during the first three months of fiscal 2003. In addition, since our reorganization, we reduced unit costs as a result of our transition to more advanced manufacturing process technologies, including our transition to 110-nanometer process technology at Fab 25 and JV3 and through improved fab utilization. We also increased the percentage of our net sales represented by our MirrorBit-based products, further contributing to lower manufacturing costs because for a given density products based on MirrorBit technology are less expensive to manufacture than products based on floating gate technology. Further quantification of the improvement in gross margin percentage is not practical due to our reorganization in June 2003. We incurred amounts to AMD and Fujitsu in the aggregate of 19 percent of cost of sales in fiscal 2004 compared to 30 percent in fiscal 2003.

Research and development expenses of $296 million in fiscal 2005 increased five percent compared to $281 million in fiscal 2004. The increase was primarily due to an increase in research and development activities in Fab 25 and the SDC, offset in part by reduced payments to AMD and Fujitsu for research and development activities under their respective service agreements in fiscal 2005. We incurred $21.2 million of expenses in fiscal 2005 and $27.6 million of expenses in fiscal 2004 related to research and development activities performed by AMD. We incurred $6.5 million of expenses in fiscal 2005 and $18.4 million of expenses in fiscal 2004 related to research and development activities performed by Fujitsu. We incurred $4.3 million of expenses in fiscal 2005 and $8.2 million of expenses in fiscal 2004 related to research and development activities performed by employees seconded from Fujitsu. Amounts incurred related to activities performed by AMD, Fujitsu and Fujitsu seconded employees represented in the aggregate 11 percent of our total research and development expenses in fiscal 2005 compared to 19 percent in fiscal 2004.

Research and development expenses of $281 million in fiscal 2004 increased 91 percent compared to $147 million in fiscal 2003. As part of our reorganization, AMD contributed to us the SDC, a development fab dedicated to research and development of Flash memory manufacturing processes, and engineering teams dedicated to research and development for new Flash memory devices. With these resources, we conducted significant research and development for the last six months of fiscal 2003 and for all of fiscal 2004. We incurred $13.9 million of expenses in fiscal 2003 related to research and development activities performed by AMD. We incurred $16.8 million of expenses related to research and development activities performed by Fujitsu and $3.6 million of expenses related to research and development activities performed by employees seconded from Fujitsu in fiscal 2003. Amounts incurred related to activities performed by AMD, Fujitsu and Fujitsu seconded employees represented in the aggregate 19 percent of our total research and development expenses in fiscal 2004 compared to 23 percent in fiscal 2003.

Marketing, general and administrative expenses of $182 million in fiscal 2005 increased 33 percent compared to $137 million in fiscal 2004. The increase from fiscal 2004 was primarily due to the transfer of AMD’s sales force in the second quarter of fiscal 2005. Under our services agreements with AMD, we incurred $51.4 million of expenses in fiscal 2005 and $58.2 million of expenses in fiscal 2004 related to marketing, general and administrative services provided by AMD. Under our services agreements with Fujitsu, we incurred $12.5 million of expenses in fiscal 2005 and $15.2 million of expenses in fiscal 2004 related to marketing, general and administrative services provided by Fujitsu. Amounts incurred under our services agreements with AMD and Fujitsu represented in the aggregate 35 percent of our total marketing, general and administrative expenses in fiscal 2005 compared to 53 percent in fiscal 2004.

Marketing, general and administrative expenses of $137 million in fiscal 2004 increased 85 percent compared to $74 million in fiscal 2003. The increase was primarily due to the impact of our reorganization in June 2003, which included the addition of significant additional personnel and marketing and administrative activities, which were previously handled by AMD and Fujitsu, as well as the fact that fiscal 2004 included 12 months and fiscal 2003 only included nine months. In addition, in connection with our reorganization we entered into various service agreements with AMD and Fujitsu pursuant to which we purchase a wide range of administrative, financial, information technology and other services. Charges under these agreements are primarily based on a cost plus five percent basis and comprise a significant component of our general and administrative expenses. Under our services agreements with AMD, we incurred $58.2 million of expenses in fiscal 2004 and $39.2 million of expenses in fiscal 2003 related to marketing, general and administrative services provided by AMD. Under our services agreements with Fujitsu, we incurred $15.2 million of expenses in fiscal 2004 and $6.0 million of expenses in fiscal 2003 related to marketing, general and administrative services provided by Fujitsu. Amounts incurred under our services agreements with AMD and Fujitsu represented in the aggregate 53 percent of our total marketing, general and administrative expenses in fiscal 2004 compared to 61 percent in fiscal 2003.

Interest and other income, net in fiscal 2005 was relatively flat as compared to fiscal 2004.

Interest and other income, net of approximately $3.2 million in fiscal 2004 increased 140 percent from $1.3 million in fiscal 2003. The increase was primarily due to fiscal 2004 consisting of twelve months as compared to fiscal 2003 consisting of nine months and higher average cash balances in fiscal 2004.

Interest expense of approximately $45 million in fiscal 2005 increased 12 percent from approximately $40 million in fiscal 2004. The increase was primarily due to interest charges on new loans and capital lease obligations entered in fiscal 2005. We expect our interest expense to increase in fiscal 2006 primarily as a result of the issuance of our senior notes and senior subordinated notes.

Interest expense of $40 million in fiscal 2004 increased 94 percent compared to $21 million in fiscal 2003. The increase was due primarily to the fact that fiscal 2004 was comprised of 12 months while fiscal 2003 was comprised of nine months and during the first three months of fiscal 2003, prior to our reorganization in June 2003, we had fewer borrowing arrangements.

We recorded income tax benefits of approximately $23 million in fiscal 2005, approximately $14 million in fiscal 2004 and approximately $4 million in fiscal 2003. The income tax benefits were primarily the result of pre-tax operating losses in foreign jurisdictions.

The benefit for income taxes recorded for fiscal 2005 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily due to our inability to benefit U.S. operating losses due to lack of a history of earnings, and losses that were incurred and tax effected in foreign jurisdictions with different tax rates.

The benefit for income taxes recorded for fiscal 2004 and fiscal 2003 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily due to the fact that AMD and Fujitsu were responsible for U.S. taxes in these years, and losses were incurred and tax effected in foreign jurisdictions with different tax rates.

We expect the effective income tax rate in fiscal 2006 will be less than the 35 percent statutory rate.

Other Items

For the periods presented, we sold our products to AMD and Fujitsu, who then sold them to customers worldwide. The following table summarizes net sales by geographic areas for the periods presented:

	Year ended Dec. 25, 2005	Year ended Dec. 26, 2004	Nine Months Ended Dec. 28, 2003
	(in thousands)
Geographical Sales to AMD and Fujitsu:
United States (net sales to AMD)	$1,114,150	$1,211,033	$650,097
Japan (net sales to Fujitsu)	888,655	1,051,194	543,115

Total	$2,002,805	$2,262,227	$1,193,212

Net sales to Fujitsu, which were primarily denominated in yen, as a percentage of net sales were approximately 44 percent in fiscal 2005, 46 percent in fiscal 2004 and approximately 46 percent for fiscal 2003. The impact on our operating results from changes in foreign currency exchange rates has not been material, principally because our expenses denominated in yen are generally comparable to our sales denominated in yen.

Financial Condition

Our cash and cash equivalents at December 25, 2005 totaled $506 million and consisted of cash, money market funds and commercial paper. We are subject to restrictions on our distribution of cash due to provisions in third-party loan agreements described below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $307 million in fiscal 2005. Non-cash charges included in the net loss, consisting primarily of $542 million of depreciation and amortization, contributed to the positive cash flow from operations. The net changes in operating assets in fiscal 2005 were primarily attributable to an increase in accounts payable and accrued liabilities of $178 million due to an increase in operating activities in fiscal 2005, partially offset by an increase in receivables of $40 million due to a 22 percent increase in net sales in the last quarter of fiscal 2005 as compared to the net sales in the last quarter of fiscal 2004.

Net cash provided by operating activities was $463 million in fiscal 2004. Non-cash charges included in the net loss, consisting primarily of $534 million of depreciation and amortization, contributed to the positive cash flow from operations. The net changes in operating assets in fiscal 2004 as compared to fiscal 2003 included an increase in net inventory of $18 million. The increased inventory primarily represented products based on 110-nanometer MirrorBit and floating gate technology. Inventory increased in anticipation of increased demand for our Flash memory products based on 110-nanometer technology.

Net Cash Used in Investing Activities

Net cash used in investing activities was $553 million in fiscal 2005, primarily as a result of $425 million used to purchase property, plant and equipment and a cash outflow of $212 million for the purchase of available-for-sale securities, offset in part by a cash inflow of $78 million from the maturity of available-for-sale securities and $6 million in proceeds from sale of property, plant and equipment.

Net cash used in investing activities was $552 million in fiscal 2004, primarily as a result of $530 million used to purchase property, plant and equipment, and a net cash outflow of $58 million from the maturity and purchases of available-for-sale securities, offset by $36 million in proceeds from sale of property, plant and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $612 million in fiscal 2005. This amount included $144 million of proceeds received from equipment sale-leaseback transactions, $569 million of proceeds from bank borrowings and debt offerings, and $526 million of proceeds from the issuance of common stock, net of offering costs. These amounts were partially offset by $630 million in payments on debt and capital lease obligations, including approximately $266 million in payments to AMD and Fujitsu.

Net cash used in financing activities was $126 million in fiscal 2004. This amount included $44 million of proceeds received from equipment sale-leaseback transactions and $50 million of proceeds from borrowings, net of issuance costs. These amounts were more than offset by $219 million in payments on debt and capital lease obligations, including approximately $37 million in payments to members, all of which was paid to AMD.

Contractual Obligations

The following table summarizes our principal contractual obligations at December 25, 2005. The table is supplemented by the discussion following the table.

	Total	2006	2007	2008	2009	2010	2011 and Beyond
	(in thousands)
Contractual obligations to related parties/members:

Spansion China Line of Credit	$15,000	$15,000	$—	$—	$—	$—	$—
Spansion Penang Loan	4,833	1,526	1,526	1,526	255	—	—
Spansion Penang Building Loan	5,112	5,112	—	—	—	—	—
Senior Subordinated Notes	175,000	—	—	—	—	—	175,000

Total contractual obligations to related parties/members	199,945	21,638	1,526	1,526	255	—	175,000

Contractual obligations to third parties
Spansion Japan Term Loan	72,274	41,299	30,975	—	—	—	—
Spansion Japan Revolving Credit Facility	43,020	43,020	—	—	—	—	—
Spansion China Bank Enterprise Cooperation Agreement	18,722	18,722	—	—	—	—	—
Senior Notes	250,000	—	—	—	—	—	250,000
Capital lease obligations	215,895	108,876	66,766	25,401	14,852	—	—

Total contractual obligations to third parties	599,911	211,917	97,741	25,401	14,852	—	250,000

Operating Leases	34,203	18,323	11,209	4,656	15	—	—
Unconditional purchase commitments	83,987	40,719	26,639	15,285	1,344	—	—

Total principal contractual obligations	$918,046	$292,597	$137,115	$46,868	$16,466	$—	$425,000

Spansion China Line of Credit

As part of our reorganization in June 2003, we assumed $60 million of unsecured debt, payable by our subsidiary in the People’s Republic of China, Spansion China Limited, to AMD and its subsidiary in Singapore, Advanced Micro Devices (Singapore) Pte., or AMD Singapore.

On November 3, 2005, Spansion China amended the payment terms of its unsecured debt obligations to AMD Singapore such that Spansion China was required to repay the remaining balance on the debt on March 26, 2006 or such later date as the parties may agree upon in writing. In addition, the outstanding loan amount bears interest at a rate of 3.90 percent, compounded annually.

As of December 25, 2005, the outstanding balance under the Spansion China Line of Credit was $15 million. On February 15, 2006, we repaid the remaining outstanding principal of $15 million and interest of approximately $121,000 under the Spansion China Line of Credit.

Spansion Penang Loan

On January 29, 2004, our wholly owned subsidiary, Spansion Penang Sdn. Bhd., or Spansion Penang, entered into a financial arrangement with AMD Export Sdn. Bhd., or AMD Export, a wholly owned subsidiary of AMD located in Malaysia. Under the terms of the arrangement, Spansion Penang borrowed approximately 29 million Malaysian Ringgit (approximately $8 million based on the exchange rate as of January 29, 2004) from AMD Export to fund the purchase of manufacturing equipment. The loan bears a fixed annual interest rate of 5.9 percent and is payable in equal, consecutive, monthly principal and interest installments through February 2009. The total amount outstanding as of December 25, 2005 was approximately 18 million Malaysian Ringgit (approximately $5 million based on the exchange rate as of December 25, 2005). A third-party financial institution has a lien on the purchased equipment. In January 2006, this loan was transferred from AMD to Spansion Penang. Spansion Penang now owes a third-party financial institution the amount outstanding under this loan.

Spansion Penang Building Loan

On December 20, 2005, we assumed approximately 19.3 million Malaysian Ringgit (approximately $5 million based on the exchange rate as of December 20, 2005) of an unsecured promissory note, payable to AMD Export, in connection with the sale of certain assets by AMD Export to Spansion Penang. We are required to repay the principal amount of this promissory note as follows: 7.9 million Malaysian Ringgit (approximately $2.1 million based on the exchange rate as of December 25, 2005) on March 31, 2006 and any remaining amounts on June 30, 2006, provided that upon completion of the initial public offering and the concurrent notes offering, the Company was required to repay the promissory note in full. The loan bears interest at a rate of seven percent per annum. We intend to repay the outstanding balance on this loan in the first quarter of fiscal 2006.

Senior Subordinated Notes

On December 21, 2005, we issued to AMD $175 million aggregate principal amount of our 12.75% Senior Subordinated Notes Due 2016. The senior subordinated notes were issued at 90.828% of face value, resulting in net proceeds of approximately $158.9 million. The senior subordinated notes are general unsecured obligations of ours and rank junior to any of our existing and future senior debt. Interest is payable on April 15 and October 15 of each year beginning April 15, 2006 until the maturity date of April 15, 2016. Certain events may result in the accelerated maturity of the senior subordinated notes, including a default in any interest, principal or premium amount payment; a merger, consolidation or sale of all or substantially all of our property; a breach of covenants in the senior subordinated notes or the respective indenture; a default in certain debts; or if a court enters certain orders or decrees under any bankruptcy law. Upon occurrence of one of these events, the principal of and accrued interest on all of the senior notes or the senior subordinated notes, as the case may be, may be immediately due and payable. If we incur any judgment for the payment of money in an aggregate amount in excess of $50 million or takes certain voluntary actions in connection to insolvency, all amounts on the senior subordinated notes shall be due and payable immediately.

Spansion Japan Term Loan

Our wholly owned Japanese subsidiary, Spansion Japan, entered into a term loan with a Japanese financial institution in September 2003. Under the agreement, the amounts borrowed are denominated in Japanese yen and bear an interest rate based on the Tokyo Inter-bank Offer Rate (TIBOR) plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of Spansion Japan’s fiscal year. The interest rate was 0.87 percent as of December 25, 2005. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of December 25, 2005, approximately 8 billion yen (approximately $72 million) was outstanding under this term loan agreement. Fujitsu has guaranteed 100 percent of the amounts outstanding under this facility and AMD has agreed to reimburse Fujitsu for up to 60 percent of amounts paid out by Fujitsu under this guarantee. In addition, Spansion Japan’s assets are pledged to Fujitsu as security for AMD’s reimbursement. The net book value of the pledged assets as of December 25, 2005 was approximately $234.3 million. Under this loan agreement, Spansion Japan is prevented from making distributions for dividends to us in certain situations.

On December 30, 2005, Spansion Japan voluntarily prepaid and terminated the Spansion Japan Term Loan agreement. The outstanding principal and interest on the loan as of December 30, 2005, was approximately 8.4 billion Japanese yen (approximately $71.3 million as of December 30, 2005). There were no penalties associated with the prepayment and termination of this loan agreement.

Spansion Japan Revolving Credit Facility

On September 20, 2005, Spansion Japan entered into an uncommitted revolving credit facility agreement with a certain Japanese financial institution in the aggregate principal amount of up to 5.0 billion yen (approximately $43 million as of December 25, 2005). Amounts borrowed under the facility bear interest at a rate equal to the TIBOR at the time of drawdown, plus a margin of 0.70 percent per annum. Borrowings must be used for working capital purposes and each borrowing must be repaid one month after the initial drawdown date.

The facility may be terminated by the financial institution with five days’ written notice if it experiences increased costs in connection to any borrowings by Spansion Japan, or if Spansion Japan gives five days’ written notice of termination.

Pursuant to the terms of the facility, Spansion Japan agreed not to pledge any security to secure its obligations or any third party’s obligations until the facility is terminated and all obligations are fulfilled by Spansion Japan. Amounts outstanding under the revolving facility may become due and payable on demand upon the occurrence of specified events with respect to Spansion Japan, including: suspension of any payment by Spansion Japan; failure to pay any obligations thereunder; filings or proceedings in bankruptcy; corporate reorganization procedures, corporate rearrangement, special liquidation or other similar legal procedures; a resolution for Spansion Japan’s dissolution; the winding up of Spansion Japan’s business; or if any attachment has been ordered with respect to Spansion Japan’s accounts receivables.

On November 28, 2005, Spansion Japan amended this uncommitted revolving credit facility agreement to reduce the margin applicable under this facility. Pursuant to the amendment, amounts borrowed under the facility will now bear interest at a rate equal to the TIBOR at the time of drawdown, plus a margin of 0.50 percent per annum. As of December 25, 2005, 5.0 billion yen ($43 million based on the exchange rate as of December 25, 2005) was outstanding under this facility. The amount outstanding as of December 25, 2005 bore interest at the rate of 0.57 percent and was repaid on January 10, 2006. On February 24, 2006, Spansion Japan borrowed 2.0 billion yen (approximately $17.1 million as of February 24, 2006) under this facility. This amount bears interest at the rate of 0.56 percent and must be repaid no later than March 24, 2006.

Spansion China Bank Enterprise Cooperation Agreement

On December 1, 2005, Spansion China entered into a bank enterprise cooperation agreement with a local financial institution, effective as of October 24, 2005. Under the terms of the agreement, Spansion China may draw under two credit facilities, equal to U.S. $26 million and RMB 176 million (approximately $22 million as of October 24, 2005), respectively. Borrowings must be used for working capital purposes. The two credit facilities terminate on June 22, 2008. The interest rate for each loan denominated in RMB is a floating rate per annum and is initially set at the time each revolving loan agreement is entered into. The interest rate may thereafter be adjusted every 12 months at a rate equal to the benchmark rate published by the People’s Bank of China for RMB loans of the same term less a ten percent discount. The RMB denominated loan currently bears interest at 5.18 percent. The interest rate for each loan denominated in U.S. dollars is a floating rate per annum and is initially set at the time each revolving loan agreement is entered into, ranging from 5.39 percent to 5.67 percent for the outstanding balance as of December 25, 2005. The interest rate is thereafter adjusted every six months at a rate equal to the six-month LIBOR plus one percent. As of December 25, 2005, the amount outstanding under the U.S. dollar denominated loan agreement was approximately $8.3 million, and the total amount outstanding under the RMB denominated loan agreement was approximately RMB 84 million (approximately $10.4 million). The dollar amounts for these RMB loans are calculated using an exchange rate as of December 25, 2005. The U.S. dollar denominated revolving loan agreements are unsecured. Under the terms of the agreements, Spansion China is prohibited from encumbering any of its assets.

Subsequent to December 25, 2005, Spansion China borrowed approximately $2.1 million under the U.S. dollar denominated credit facility and approximately RMB 48 million (approximately $5.9 million as of March 7, 2006) under the RMB denominated credit facility. The interest rates for the loans denominated in U.S. dollars range from 5.70 percent to 6.01 percent. The RMB denominated loans bear interest at 5.18 percent.

Senior Notes

On December 21, 2005, we completed an offering of $250 million aggregate principal amount of 11.25% Senior Notes due 2016. The senior notes were issued at 90.302% of face value, resulting in net proceeds to us of approximately $218.1 million after deducting the initial purchasers’ discount and estimated offering expenses. The senior notes are general unsecured senior obligations of Spansion LLC and will rank equal in right of payment with any of our existing and future senior debt. Interest is payable on January 15 and July 15 of each year beginning July 15, 2006 until the maturity date of January 15, 2016.

Certain events may result in the accelerated maturity of the senior notes, including a default in any interest, principal or premium amount payment; a merger, consolidation or sale of all or substantially all of the Spansion LLC’s property; a breach of covenants in the senior notes or the respective indenture; a default in certain debts; or if a court enters certain orders or decrees under any bankruptcy law. Upon occurrence of one of these events, the principal of and accrued interest on all of the senior notes, as the case may be, may be immediately due and payable. If we, STI or Spansion LLC incurs any judgment for the payment of money in an aggregate amount in excess of $50 million or takes certain voluntary actions in connection to insolvency, all amounts on the senior notes shall be due and payable.

Capital Leases Obligations

As of December 25, 2005, we had aggregate outstanding capital lease obligations of approximately $216 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2009. Leased assets consist principally of machinery and equipment.

The gross amount of assets recorded under capital leases totaled approximately $396 million as of December 25, 2005 and accumulated amortization of these leased assets was approximately $229 million as of December 25, 2005. These leased assets are included in the related property, plant and equipment category.

Amortization of assets recorded under capital leases is included in depreciation expense. AMD has guaranteed approximately $36 million of our aggregate outstanding capital lease obligations as of December 25, 2005. Fujitsu has guaranteed approximately $18 million of our aggregate outstanding capital lease obligations as of December 25, 2005.

In the fiscal quarter ended December 25, 2005, the Company entered into sale-leaseback transactions with a third-party financial institution for certain semiconductor manufacturing equipment in the amount of approximately $104 million. These transactions did not result in significant gains or losses. As the terms on these leaseback transactions are more than 75 percent of the remaining estimated economic life of the equipment, we accounted for the leaseback transactions as capital leases. As of December 25, 2005, the outstanding lease obligations under this agreement were approximately $84 million.

In January 2005, Spansion Japan entered into a sale-leaseback transaction for certain semiconductor manufacturing equipment in the amount of approximately 8.2 billion yen (approximately $78 million based on the exchange rates as of January 7, 2005). This transaction did not result in a significant gain or loss. At the expiration of the lease term, Spansion Japan has the option to purchase the equipment at an agreed upon price which we believe to be a bargain purchase option. In addition, Spansion Japan can renew the lease if the lessor and Spansion Japan both agree upon the renewal terms not later than six months prior to the expiration of the lease term. We accounted for this lease as a capital lease as it met the bargain purchase option criterion under SFAS 13, “Accounting for Leases.”

During the term of the lease, Spansion Japan is required to comply with the following financial covenants determined using accounting principles generally accepted in Japan:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month (mid-year) period;

•	maintain net adjusted tangible assets (as defined in the agreement) at an amount not less than 60 billion yen (approximately $516 million and $572 million as of December 25, 2005 and January 7, 2005) as of the last day of each fiscal quarter;

•	maintain total net income plus depreciation of 21,125 million yen as of the last day of fiscal year 2005 and 19,550 million yen as of fiscal 2006 (approximately $182 million and $168 million as of December 25, 2005 and approximately $201 million and $186 million, respectively, as of January 7, 2005); and

•	ensure that as of the last day of each of fiscal 2005 and fiscal 2006, the ratio of (a) net income plus depreciation to (b) the sum of interest expenses plus the amount of agreed repayments plus maintenance capital expenditures for its facilities located in Aizu-Wakamatsu, Japan, for such period is not less than 120 percent.

Because the amounts under the agreements referenced above are denominated in yen, the dollar amounts stated above are subject to change based on applicable exchange rates. We used the exchange rates as of December 25, 2005 to translate the amounts denominated in yen into U.S. dollars. As of December 25, 2005, the outstanding lease obligations under the agreements were approximately $52 million.

On June 30, 2004, Spansion Japan entered into sale-leaseback transactions with a third-party financial institution for certain equipment in the amount of 748 million yen (approximately $7 million on June 30, 2004) of cash proceeds. Upon execution of the agreement, the equipment had a net book value of approximately $7 million. As the present value of the minimum lease payments was more than 90 percent of the fair values of the equipment at the inception of the lease, we accounted for the leaseback transaction as a capital lease. As of December 25, 2005, the outstanding lease obligation under this agreement was approximately $3 million.

On March 17, 2004, Spansion Japan entered into sale-leaseback transactions with a third-party financial institution for certain equipment in the amount of 3 billion yen (approximately $27 million on March 17, 2004)

of cash proceeds. Upon execution of the agreement, the equipment had a net book value of approximately $26 million. As the present value of the minimum lease payments was more than 90 percent of the fair values of the equipment at the inception of the lease, the Company accounted for the leaseback transactions as a capital lease. This transaction did not result in a significant gain or loss. As of December 25, 2005, the outstanding lease obligation under this agreement was approximately $11 million.

On September 26, 2003, Spansion Japan entered into a sale-leaseback transaction with a third-party financial institution for certain equipment in the amount of approximately 7 billion yen (approximately $63 million on September 26, 2003) of cash proceeds. Upon execution of the agreement, the equipment had a net book value of approximately $64 million. As the present value of the minimum lease payments was more than 90 percent of the fair values of the equipment at the inception of the lease, the Company accounted for the leaseback transactions as a capital lease. This transaction did not result in a significant gain or loss. As of December 25, 2005, the outstanding lease obligations under this agreement were approximately $17 million.

On September 15, 2003, we entered into a sale-leaseback transaction with a third-party financial institution for certain equipment in the amount of approximately $79 million of cash proceeds. Upon execution of the agreement, the equipment had a net book value of approximately $78 million. As the lease agreement contained a bargain purchase option, we accounted for the leaseback transaction as a capital lease. This transaction did not result in a significant gain or loss. As of December 25, 2005, the outstanding lease obligations under this agreement were approximately $15 million.

On July 16, 2003, Spansion Japan entered into a sale-leaseback transaction with a third-party financial institution for certain equipment in the amount of 12 billion yen (approximately $100 million on July 16, 2003) of cash proceeds. Upon execution of the agreements, the equipment had a net book value of approximately $168 million. As the term on the leaseback transaction is more than 75 percent of the remaining estimated economic life of the equipment, we accounted for the leaseback transaction as a capital lease. We recognized an immediate loss of approximately $18 million on the transaction equal to the difference in the fair market value of the equipment and its net book value at the time of the transaction. We also recorded a deferred loss on the balance sheet of approximately $50 million, the difference between the remaining book value of the equipment after the immediate loss recognized and the proceeds from the sale lease-back transaction. This deferred loss is being amortized over the term of the lease in proportion to the amortization of the underlying leased assets. AMD and Fujitsu each guaranteed 50 percent of the outstanding obligations under the lease arrangement. As of December 25, 2005, the outstanding lease obligations under this agreement were approximately $24 million.

Other Financial Matters

Acceleration of AMD Stock Options and Restricted Stock Units Awards

On December 15, 2005, AMD accelerated the vesting of all outstanding AMD stock options and restricted stock units held by our employees that would otherwise have vested during 2006. The number of shares of AMD common stock issuable upon exercise of AMD stock options and restricted stock units subject to acceleration was approximately 863,000. The acceleration of these awards resulted in a compensation charge in AMD’s fourth quarter of fiscal 2005 of $1.5 million.

Had AMD not accelerated such awards, we would be required to account for them under variable fair value accounting following the guidance in EITF Issue Nos. 96-18 and 00-12, which would have required remeasurement of their fair value until these awards are fully vested.

In addition to these accelerated awards, there are approximately 684,000 unvested AMD stock options and restricted stock units that are still held by our employees which are currently subject to variable fair value accounting. As of December 25, 2005, the total fair value of these stock options and restricted stock units awards is approximately $9.8 million, and such options and units will generally vest through 2009. The fair value accounting for these awards as a result of the employees’ change in status subsequent to the Company’s separation from AMD resulted in a compensation charge in the Company’s fourth quarter of fiscal 2005 of $75,000

Liquidity and Capital Resources

Our primary future cash needs on a recurring basis will be working capital, capital expenditures and debt service. In fiscal 2005, our capital expenditures were $425 million, and we expect to spend approximately $650 to $800 million on capital expenditures in fiscal 2006. The total principal amount that is due in fiscal 2006 on our debt and obligations is approximately $234 million. We expect our interest expense to increase in fiscal 2006 primarily as a result of the issuance of our senior notes and senior subordinated notes.

Our ability to fund our cash needs will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors, such as those discussed in “Risk Factors,” many of which are beyond our control. Should we require additional funding, such as to satisfy our short-term and long- term debt obligations when due or to make additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity services. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

We believe that anticipated cash flows from operations and current cash balances, available external financing and our existing credit facilities will be sufficient to fund working capital requirements, capital investments, debt service and operations and meet our needs over at least the next twelve months.

On December 26, 2005, Spansion Japan entered into an uncommitted revolving credit facility agreement with a certain Japanese financial institution in the aggregate principal amount of up to 3.0 billion yen (or up to approximately $25.5 million as of March 9, 2006). Because the amount subject to the credit facility is denominated in yen, the dollar amount stated above is subject to change based on applicable exchange rates.

Spansion Japan may, pursuant to the terms of the credit facility, borrow amounts in increments of 50 million yen (approximately $425,000 based as of March 9, 2006), which may remain outstanding for up to three months. Amounts borrowed under the credit facility bear interest at a rate equal to the Tokyo Interbank Offered Rate, or TIBOR, at the time of the drawdown, plus a margin of 0.5 percent per annum. Pursuant to the terms of the credit facility, Spansion Japan is required, among other things, to submit any annual securities reports, semiannual reports, quarterly reports, extraordinary reports, revision reports, and group reports and accounts prepared by Spansion Japan. In addition, Spansion Japan is not permitted, among other things, to:

•	create any security interests or liens on any of its assets, subject to certain exceptions;

•	subordinate the payment of its debt under the credit facility to the payment of any unsecured debts; and

•	enter into any merger, company partition, exchange or transfer of shares, assign all or a part of its business or assets to a third party, or otherwise transfer all or a material part of its assets to a third party, subject to certain exceptions.

The credit facility shall terminate on December 26, 2006, unless terminated earlier in the event of default, or by either party upon written notice in accordance with the terms of the credit facility. See Note 17 of Notes to Consolidated Financial Statements for additional discussion about this loan arrangement.

On December 30, 2005, Spansion Japan borrowed 1.0 billion yen (approximately $8.5 million as of December 30, 2005) under this facility. This amount bears interest at a rate of 0.59 percent and must be repaid no later than March 31, 2006. On January 10, 2006, Spansion Japan borrowed an additional 2.0 billion yen (approximately $17.5 million as of January 10, 2006) under this facility. This amount bears interest at a rate of 0.60 percent and must be repaid no later than April 10, 2006.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS 3, “Reporting

Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change, SFAS 154 requires application of the new accounting principle as of the earliest period for which retrospective application is practicable. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires application as if the accounting principle were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS 154 will have a material impact on our financial condition, results of operations or liquidity.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R) “Share Based payment” (SFAS 123R), a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to use the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employee” (APB 25), and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of equity instruments for which the requisite service is expected to be rendered, and if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R will be effective for us as of the beginning of fiscal 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date.

The transition methods include modified prospective and modified retroactive adoption option. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all share-based payments granted before the effective date and unvested as of the effective date based on requirements of SFAS 123. In addition, the modified prospective method requires all share-based payments granted after the effective to be recognized in accordance with SFAS 123R. We intend to apply prospective recognition. We are currently evaluating the requirements of SFAS 123R and we will adopt this statement commencing in fiscal 2006. We expect the adoption of SFAS 123R to have a significant impact on our results of operations.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (SFAS 153). SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 will not have a material impact on our current consolidated results of operations or financial position or cash flows as it will be applied prospectively.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 151 and we do not believe that its adoption will have a material impact on our financial condition, results of operations or liquidity.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by us in the second quarter of fiscal 2006. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition but we do not expect it to have a material impact.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash in investments with short maturities. As of December 25, 2005, our investments in our portfolio were short-term investments and consisted of short-term money market auction rate preferred stocks, commercial paper and equity investments.

As of December 25, 2005, approximately 39 percent of the principal amounts outstanding under our unrelated third party debt obligations were fixed rate and long-term. With respect to our related party debt, substantially all was fixed rate and 88 percent was long-term as of such date. As of December 25, 2005, approximately 18 percent of our total debt obligations were variable rate. We continually monitor market conditions and enter into hedges when appropriate. We do not currently have any hedges of interest rate risk in place. We do not use derivative financial instruments for speculative or trading purposes.

Default Risk

We mitigate default risk by investing in only high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 25, 2005 and comparable fair values as of December 26, 2004:

	2006	2007	2008	2009	2010	Thereafter	Total	2005 Fair value		2004 Fair value
	(in thousands, except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$336,141	$—	$—	$—	$—	$—	$336,141		$336,141	$29,958
Weighted-average rate	4.43%	—	—	—	—	—	4.43%		4.43%	2.32%
Variable rate amounts	$59,000	$—	$—	$—	$—	$—	$59,000		$59,000	$35,000
Weighted-average rate	4.11%	—	—	—	—	—	4.11%		4.11%	2.11%
Short-term investments:
Fixed rate amounts	$177,086	$—	$—	$—	$—	$—	$177,086		$177,086	$—
Weighted-average rate	4.58%	—	—	—	—	—	4.58%		4.58%	—
Variable rate amounts	$15,000	$—	$—	$—	$—	$—	$15,000		$15,000	$57,950
Weighted-average rate	4.44%	—	—	—	—	—	4.44%		4.44%	2.35%
Equity investments	$27,291	$—	$—	$—	$—	$—	$27,291		$27,291	$—

Total Investment Portfolio	$614,518	$—	$—	$—	$—	$—	$614,518		$614,518	$122,908

Debt Obligations
Debt—fixed rate amounts	$—	$—	$—	$—	$—	$225,787	$225,787		$225,787	$—
Weighted-average rate	—	—	—	—	—	13.00%	13.00%		13.00%	—
Debt to members—fixed rate amounts	$21,638	$1,526	$1,526	$255	$—	$158,970	$183,915		$183,915	$225,410
Weighted-average rate	6.92%	5.90%	5.90%	5.90%	—	14.00%	13.02%		13.02%	6.65%
Debt—variable rate amounts	$103,041	$30,975	$—	$—	$—	$—	$134,016		$134,016	$204,487
Weighted-average rate	1.76%	1.64%	—	—	—	—	1.73%		1.73%	2.93%
Debt to members—variable rate amounts	$—	$—	$—	$—	$—	$—	$—	$		$160,000
Weighted-average rate	—	—	—	—	—	—				6.17%
Capital leases	$108,876	$66,766	$25,401	$14,852	$—	$—	$215,895		$216,441	$182,248
Weighted-average rate	4.53%	4.62%	7.75%	7.75%	—	—	5.16%		5.16%	4.43%

Total Debt Obligations	$233,555	$99,267	$26,927	$15,107	$—	$384,757	$759,613		$760,159	$772,145

Foreign Exchange Risk

As a result of our foreign operations, we have sales, expenses, assets and liabilities that are denominated in Japanese yen and other foreign currencies. For example,

•	some of our manufacturing costs are denominated in yen, Chinese renminbi, Thai baht and Malaysian ringgit;

•	sales of our products to Fujitsu are primarily denominated in Japanese yen; and

•	some fixed asset purchases are denominated in Japanese yen and European euros.

As a consequence, movements in exchange rates could cause our net sales and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on our operating results and on the cost of capital asset acquisitions. We do not use these contracts for speculative or trading purposes.

We had an aggregate of $49.6 million (notional amount) of short-term foreign currency forward contracts denominated in Japanese yen (“yen”) outstanding as of December 25, 2005. Unrealized gains related to the foreign currency forward contracts for fiscal 2005 increased by $1.1 million. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, we generally cover only a portion of our foreign currency exchange exposure. Moreover, we determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as equipment and materials used in manufacturing. We cannot assure you that these activities will eliminate foreign exchange rate exposure. Failure to eliminate this exposure could have an adverse effect on our business, financial condition and results of operations.

In addition, even where revenues and expenses are matched, we must translate yen denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar versus the yen will affect our reported results of operations and the value of our assets and liabilities on our consolidated balance sheet, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and stockholders’ equity and members’ capital.

The following table provides information about our foreign currency forward contracts as of December 25, 2005 and December 26, 2004. All of our foreign currency forward contracts mature within the next 12 months.

	As of Dec. 25, 2005			As of Dec. 26, 2004
	Notional Amount	Average Contract Rate	Estimated Fair Value	Notional Amount	Average Contract Rate	Estimated Fair Value
	(in thousands, except contract rates)
Foreign currency forward contracts:
Japanese yen	$49,600	¥118.9516	$1,040	$10,542	¥104.3487	$(73)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spansion Inc.

Consolidated Statements of Operations

	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004	Nine Months Ended Dec. 28, 2003
	(in thousands except per share amounts)
Net sales to related parties/members	$2,002,805	$2,262,227	$1,193,212

Expenses:
Cost of sales ( including $251,626, $345,512 and $322,999 of expenses to related parties/members )	1,809,929	1,840,862	1,086,030
Research and development ( including $31,994, $54,304 and $34,245 of expenses to related parties/members )	295,849	280,954	146,947
Marketing, general and administrative ( including $63,902, $73,377 and $45,270 of expenses to related parties/members)	181,910	137,159	74,200

Operating income (loss)	(284,883)	3,252	(113,965)
Interest and other income, net	3,173	3,198	1,335
Interest expense ( including $25,975, $24,134 and $13,849 of expenses to related parties/members )	(45,032)	(40,165)	(20,733)

Loss before income taxes	(326,742)	(33,715)	(133,363)
Benefit for income taxes	(22,626)	(14,013)	(4,420)

Net loss	$(304,116)	$(19,702)	$(128,943)

Net loss per common share:

Basic	$(4.15)	$(0.27)	$(1.78)
Diluted	$(4.15)	$(0.27)	$(1.78)

Shares used in per share calculation:

Basic	73,311	72,549	72,549
Diluted	73,311	72,549	72,549

See accompanying notes

Spansion Inc.

Consolidated Balance Sheets

	Dec. 25, 2005	Dec. 26, 2004
	(in thousands, except par value and share amounts)
Assets

Current assets:
Cash and cash equivalents	$506,439	$138,188
Short-term investments	219,377	57,950

Total cash and cash equivalents and short-term investments	725,816	196,138
Trade accounts receivable from related parties/members (Note 4)	406,789	372,692
Allowance for doubtful accounts	(2,214)	—

Trade accounts receivable from related parties/members, net	404,575	372,692

Other receivables from related parties/members	14,067	7,754

Inventories:
Raw materials	31,299	35,932
Work-in-process	354,748	331,288
Finished goods	74,096	93,326

Total inventories	460,143	460,546
Deferred income taxes	34,452	40,718
Prepaid expenses and other current assets	33,789	10,134

Total current assets	1,672,842	1,087,982

Property, plant and equipment:
Land	39,081	37,557
Buildings and leasehold improvements	1,430,086	1,440,567
Equipment	4,390,435	4,402,507
Construction in progress	153,017	71,280

Total property, plant and equipment	6,012,619	5,951,911
Accumulated depreciation and amortization	(4,424,856)	(4,138,197)

Property, plant and equipment, net	1,587,763	1,813,714

Deferred income taxes	7,128	2,382
Other assets	34,232	15,437

Total assets	$3,301,965	$2,919,515

Liabilities and Stockholders’ Equity/Members’ Capital

Current liabilities:
Notes payable to banks under revolving loans	$43,020	$—
Accounts payable	280,057	195,535
Accounts payable to related parties/members (Note 4)	123,801	48,610
Accrued compensation and benefits	51,534	50,900
Accrued liabilities to related parties/members (Note 4)	21,470	24,796
Other accrued liabilities	35,564	30,323
Income taxes payable	13,058	27,382
Deferred income on shipments to a related party/member	31,901	31,040
Current portion of long-term obligations to related parties/members (Note 8)	21,638	117,158
Current portion of long-term debt	60,021	106,322
Current portion of long-term obligations under capital leases	108,876	96,496

Total current liabilities	790,940	728,562

Spansion Inc.

Consolidated Balance Sheets—(Continued)

	Dec. 25, 2005	Dec. 26, 2004
	(in thousands, except par value and share amounts)
Deferred income taxes	29,498	58,725
Long-term accrued liabilities to a related party/member (Note 3)	8,732	6,223
Long-term obligations to related parties/members, less current portion (Note 8)	162,277	268,252
Long-term debt, less current portion	256,762	98,165
Long-term obligations under capital leases, less current portion	107,019	87,204
Other long-term liabilities	24,760	25,177

Commitments and contingencies
Stockholders’ equity/members’ capital:
Contributed capital—AMD Investments, Inc.	—	885,145
Contributed capital—Fujitsu Microelectronics Holding, Inc.	—	590,096
Capital stock:
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 714,999,998 shares authorized, 95,793,402 shares issued and outstanding (Note 16)	96	—
Class B common stock, $0.001 par value per share, 1 share authorized, 1 share issued and outstanding (Note 16)	—	—
Class C common stock, $0.001 par value per share, 1 share authorized, 1 share issued and outstanding (Note 16)	—	—
Class D common stock, $0.001 par value per share, 35,000,000 shares authorized, 32,352,934 shares issued and outstanding (Note 16)	32	—
Additional paid-in capital	2,110,540	—
Retained earnings (deficit)	(131,418)	172,698
Accumulated other comprehensive loss	(57,273)	(732)

Total stockholders’ equity/members’ capital	$1,921,977	$1,647,207

Total liabilities and stockholders’ equity/members’ capital	$3,301,965	$2,919,515

See accompanying notes

Spansion Inc.

Consolidated Statements of Cash Flows

	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004	Nine Months Ended Dec. 28, 2003
	(in thousands)
Cash Flows from Operating Activities:
Net loss	$(304,116)	$(19,702)	$(128,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	542,286	534,275	315,997
Provision for doubtful accounts	2,214	—	—
Benefit for deferred income taxes	(27,710)	(35,220)	(8,403)
(Gain) loss on equipment sale-leaseback transactions (Note 8)	—	(785)	17,875
(Gain) loss on sale and disposal of property, plant, and equipment	(2,282)	(6,003)	5,624
Gain on sale of equity investment	—	—	(710)
Compensation recognized under employee stock plans	231	—	—
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable from related parties/members	(34,097)	34,794	(210,489)
(Increase) decrease in other receivables from related parties/members	(6,312)	5,681	(13,435)
(Increase) decrease in inventories	404	(18,366)	(41,725)
(Increase) decrease in prepaid expenses and other current assets	(16,873)	18,833	(23,660)
(Increase) decrease in other assets	(19,772)	2,908	4,805
Increase (decrease) in accounts payable and accrued liabilities to related parties/members	77,092	(54,566)	122,083
Increase (decrease) in accounts payable and accrued liabilities	101,367	(51,257)	65,569
Increase in accrued compensation and benefits	8,385	15,624	9,257
Increase (decrease) in income taxes payable	(14,324)	21,650	4,593
Increase in deferred income on shipments to a related party/member	861	15,432	15,608

Net cash provided by operating activities	307,354	463,298	134,046

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	6,409	36,432	31,107
Purchases of property, plant and equipment	(425,339)	(530,095)	(214,752)
Proceeds from maturity of available-for-sale securities	77,950	50,139	—
Purchases of available-for-sale securities	(212,086)	(108,089)	—
Proceeds from sale of equity investment	—	—	1,731
Purchase of cost-method investment	—	—	(5,000)

Net cash used in investing activities	(553,066)	(551,613)	(186,914)

Spansion Inc.

Consolidated Statements of Cash Flows—(Continued)

	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004	Nine Months Ended Dec. 28, 2003
	(in thousands)

Cash Flows from Financing Activities:
Cash contributions from members upon formation of Spansion LLC (Note 1)	—	—	306,745
Cash contribution from related parties/members	3,750	—	—
Cash distributions to related parties/members for stock-based compensation (Note 3)	(869)	(1,438)	—
Proceeds from sale-leaseback transactions	144,096	44,160	238,319
Proceeds from borrowings from related parties/members, net of issuance costs	158,970	—	—
Proceeds from borrowings, net of issuance costs	409,965	50,209	325,180
Payments on loans from related parties/members	(265,607)	(36,907)	(109,000)
Payments on debt and capital lease obligations	(364,257)	(181,600)	(388,365)
Proceeds from issuance of common stock, net of offering costs	525,612	—	—

Net cash provided by (used in) financing activities	611,660	(125,576)	372,879

Effect of exchange rate changes on cash and cash equivalents	2,303	22,535	9,508

Net increase (decrease) in cash and cash equivalents	368,251	(191,356)	329,519
Cash and cash equivalents at the beginning of period	138,188	329,544	25

Cash and cash equivalents at end of period	$506,439	$138,188	$329,544

Supplemental Cash Flows Disclosures:
Interest paid (including $30,944, $23,608, $8,237 of interest related to obligations to related parties/members)	$45,111	$41,360	$11,168
Income taxes paid (refunded)	17,540	2,137	(1,216)
Non-cash investing and financing activities:
Equipment sales-leaseback transactions	167,991	34,515	273,131
Equipment capital leases	—	—	11,344
Contributed assets from AMD Investments, Inc., net (Note 1)	7,500	—	507,079
Contributed assets from Fujitsu Microelectronics Holding, Inc., net (Note 1)	7,500	—	108,307
Accrued capital distributions to members for stock-based compensation (Note 3)	9,166	8,777	—
Conversion of debt to common stock	100,000	—	—
Acquisition of assets from AMD	11,121	—	—

See accompanying notes

Spansion Inc.

Consolidated Statement of Stockholders’ Equity/Members’ Capital

(in thousands)

	Common Stock		Capital In Excess of Stated Value	Contributed Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity/ Members Capital
	Number of Shares	Amount
Balance at March 31, 2003	976	$457,258	$106,066	$—	$321,343	$(76,067)	$808,600

Adjustment resulting from change in structure and formation of limited liability company	(976)	(457,258)	(106,066)	563,324	—	—	—
Contributed capital:
AMD Investments, Inc.	—	—	—	629,305	—	—	629,305
Fujitsu Microelectronics Holding, Inc.	—	—	—	292,827	—	—	292,827
Comprehensive loss:
Net loss	—	—	—	—	(128,943)	—	(128,943)
Other comprehensive income:
Net change in cumulative translation adjustment	—	—	—	—	—	55,806	55,806

Total other comprehensive income	—	—	—	—	—	—	55,806

Total comprehensive loss	—	—	—	—	—	—	(73,137)

Balance at December 28, 2003	—	$—	$—	$1,485,456	$192,400	$(20,261)	$1,657,595

Distribution to members for stock-based compensation (Note 3):
AMD Investments, Inc.	—	—	—	(6,129)	—	—	(6,129)
Fujitsu Microelectronics Holding, Inc.	—	—	—	(4,086)	—	—	(4,086)
Comprehensive loss:
Net loss	—	—	—	—	(19,702)	—	(19,702)
Other comprehensive income:
Net change in cumulative translation adjustment	—	—	—	—	—	19,529	19,529

Total other comprehensive income	—	—	—	—	—	—	19,529

Total comprehensive loss	—	—	—	—	—	—	(173)

Balance at December 26, 2004	—	$—	$—	$1,475,241	$172,698	$(732)	$1,647,207

Contributed capital:
AMD Investments, Inc.	—	—	—	11,250	—	—	11,250
Fujitsu Microelectronics Holdings, Inc.	—	—	—	7,500	—	—	7,500
Distribution to members for stock-based compensation (Note 3):
AMD Investments, Inc.	—	—	—	(5,500)	—	—	(5,500)
Fujitsu Microelectronics Holding, Inc.	—	—	—	(3,666)	—	—	(3,666)
Comprehensive loss:
Net loss	—	—	—	—	(304,116)	—	(304,116)
Other comprehensive income:
Net unrealized gains on investment, net of taxes of $0	—	—	—	—	—	7,291	7,291
Net change in minimum pension liability, net of taxes of $0	—	—	—	—	—	10,792	10,792
Net change in cumulative translation adjustment	—	—	—	—	—	(74,624)	(74,624)

Total other comprehensive loss	—	—	—	—	—	—	(56,541)

Total comprehensive loss	—	—	—	—	—	—	(360,657)
Issuance of shares:
Issuance of common stock in initial public offering, net of issuance costs of $7,526	47,264	47	525,565	—	—	—	525,612
Conversion of debt to common stock	8,333	8	99,992	—	—	—	100,000
Conversion of contributed capital to common stock	72,549	73	1,484,752	(1,484,825)	—	—	—
Compensation recognized under employee stock plans	—	—	231	—	—	—	231

Balance at December 25, 2005	128,146	$128	$2,110,540	$—	$(131,418)	$(57,273)	$1,921,977

See accompanying notes

Spansion Inc.

Notes to Consolidated Financial Statements

1. Nature of Operations

The Company

Spansion Inc. is a semiconductor manufacturer headquartered in Sunnyvale, California, with manufacturing, research and assembly operations in the United States and Asia. The Company designs, manufactures and markets Flash memory devices that encompass a broad spectrum of densities and features to address the integrated Flash memory market. The Company’s products are marketed under the Spansion™ global product brand name.

The Company’s Flash memory devices are incorporated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment and PC peripheral applications.

Spansion LLC, the former joint venture 60% owned by Advanced Micro Devices, Inc. (“AMD”) and 40% owned by Fujitsu Limited (“Fujitsu”), was reorganized into Spansion Inc. and on December 21, 2005, Spansion Inc. (the “Company”) completed its underwritten initial public offering (the “IPO”) of its Class A common stock. The Company’s shares of Class A common stock trade on the NASDAQ National Market System under the symbol “SPSN.”

History of the Company

In 1993, AMD and Fujitsu formed a corporate manufacturing venture, Fujitsu AMD Semiconductor Limited (“FASL”).

FASL produced wafers containing Flash memory circuits. These wafers were then sold to AMD and Fujitsu, who separated the circuits on each wafer into individual die, processed the die into finished goods and sold the finished Flash memory devices to their customers. AMD and Fujitsu performed all research and development activities for the design and development of Flash memory devices and developed the manufacturing processes that were to be used in the operation of the fabs to manufacture Flash memory devices. Through June 30, 2003, FASL contracted with AMD and Fujitsu for the receipt of certain support and administrative services (See Note 4).

As of June 30, 2003, in order to expand their existing manufacturing venture, AMD and Fujitsu formed a limited liability company called FASL LLC and later renamed Spansion LLC. In addition to its 49.992 percent ownership in FASL, AMD contributed to Spansion LLC its Flash memory inventory, its wafer manufacturing facility located in Austin Texas, its Flash memory research and development facility (the Submicron Development Center (SDC)) located in Sunnyvale, California, and its Flash memory assembly and test facilities located in Thailand, Malaysia and China. Fujitsu contributed to Spansion LLC its 50.008 percent ownership interest in FASL, its Flash memory inventory and its Flash memory assembly and test facilities located in Malaysia. Both AMD and Fujitsu transferred employees toSpansion LLC to perform various research and development, marketing and administration functions. AMD and Fujitsu also provided working capital to Spansion LLC in the form of cash contributions and loans (See Note 8). As a result, Spansion LLC began manufacturing finished Flash memory devices which are exclusively sold to AMD and Fujitsu (See Note 3).

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the net book value of AMD’s and Fujitsu’s contributions of net assets, recorded at historical carrying values, at June 30, 2003, the effective date of the reorganization of Spansion LLC.

	AMD’s Contributions	Fujitsu’s Contributions	Total
	(in thousands)
Cash	$122,225	$184,520	$306,745
Accounts receivable from related parties/members	24,685	2,328	27,013
Inventory	219,848	128,371	348,219
Fixed assets	898,560	16,432	914,992
Other assets	4,657	6,666	11,323
Accounts payable and other accrued liabilities	(32,922)	(5,490)	(38,412)
Debt and capital lease obligations (See Note 8)	(607,748)	(40,000)	(647,748)

Net book value of contributions on reorganization date	$629,305	$292,827	$922,132

As a result of Spansion LLC’s reorganization as a limited liability company, common stock and additional paid-in capital in FASL were converted to members’ capital.

Pursuant to a Contribution Agreement dated December 13, 2005, AMD and Fujitsu contributed their ownership interest in Spansion LLC in exchange for common stock of the Company. AMD contributed its 60 percent ownership interest in Spansion LLC to Spansion Inc. in exchange for 43,529,402 shares of Class A common stock and one share of Class B common stock of the Company. Fujitsu contributed its 40 percent ownership interest in Spansion LLC, to the Company in exchange for one share of Class C common stock and 29,019,601 shares of Class D common stock of the Company.

2. Change in Fiscal Year and Basis of Presentation

Fiscal Year

For periods up to and including the year ended March 31, 2003, the Company’s fiscal year ended on March 31 of each year. On June 30, 2003, in connection with the Company’s reorganization as Spansion LLC, the Company changed its fiscal year to a 52- to 53-week fiscal year ending on the last Sunday in December to coincide with the fiscal year of its majority member, AMD. U.S. Securities and Exchange Commission (SEC) rules and regulations permit the presentation of financial statements for a nine-month period in lieu of financial statements for a full year in the case where a registrant changes its fiscal year. Accordingly, the accompanying financial statements present the operating results of the Company as follows:

•	the full fiscal year ended December 25, 2005.

•	the full fiscal year ended December 26, 2004; and

•	the nine months ended December 28, 2003

The years ended December 25, 2005 and December 26, 2004 each consisted of 52 weeks.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Use of Estimates

The preparation of consolidated financial statements and disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Actual results may to differ from those estimates, and such differences may be material to the financial statements.

Cash Equivalents

Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of purchase.

Investments

The Company classifies investments with remaining time to maturity less than twelve months as short-term investments. The Company’s investments consist of money market funds, commercial paper, auction rate preferred stocks and publicly traded equity securities. These securities are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax, a component of stockholders equity/members’ capital. The Company recognizes an impairment charge when the declines in the fair values of its investments below the cost basis are judged to be other-than-temporary. The Company considers various factors in determining whether to recognize a decline in value, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company has not recorded any such impairment in any of the periods presented. The cost of securities sold is based on the specific identification method.

Allowance for Bad Debt

The following describes activity in the accounts receivable allowance for doubtful accounts for the year ended December 25, 2005. There was no allowance for doubtful accounts for the year ended December 26, 2004 or the nine month period ended December 28, 2003.

Description	Balance at Beginning of Period	Addition Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
2005	$—	$2,472	$258	$2,214

(1)	Uncollectible accounts written off, net of recoveries

Inventories

Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. Inventories in stock in excess of forecasted customer demand over the next six months are not valued. Obsolete inventories are written off.

Revenue Recognition

The Company recognizes revenue from products sold when persuasive evidence of a contractual arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. Shipping and handling costs associated with product sales are included in cost of sales.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Prior to June 30, 2003, the Company generated revenue by selling Flash memory wafers to AMD and Fujitsu at an agreed price that was set to cover the Company’s costs plus a predetermined profit margin. AMD and Fujitsu were contractually obligated to purchase all of the Flash memory wafers and did not have any price protection and rights of return. Accordingly, the Company recognized revenue upon shipment of product. Subsequent to June 30, 2003, the Company generates revenue by selling finished Flash memory devices to AMD and Fujitsu who are the sole distributors of the Company’s Flash memory products. The Company sets its prices to AMD and Fujitsu based on their selling prices to third-party customers reduced by an agreed upon discount.

For products sold to AMD and Fujitsu, the Company generally recognizes revenue when AMD and Fujitsu have sold the product to their original equipment manufacturer (OEM) customers and title and risk of loss for the product have transferred to the OEM customers, which is typically when the Company drop ships the product to the OEM customers on behalf of AMD and Fujitsu. These customers do not have contractual product return rights. However, under the shipping terms for certain OEM customers, title and risk of loss do not pass until delivery of products to the customer’s designated location, and for such sales, the Company defers the recognition of revenue and related costs until the Company’s customers take delivery of its products. Estimates of product returns and sales allowances based on actual historical experience are recorded at the time revenue is recognized. These product returns and sales allowances represent product returns for reasons other than the products’ quality. The Company’s policy with respect to quality related product returns is set forth below under the section entitled “Product Warranties.”

The Company reduces revenue for estimated product returns and sales allowances in accordance with the SFAS 48, “Revenue Recognition When Right of Return Exists.” The Company did not offer product return, stock rotation and price protection rights to AMD or Fujitsu prior to June 30, 2003. Product returns were not material for fiscal 2005, fiscal 2004 or fiscal 2003.

AMD also sells the Company’s products to its distributors under terms allowing these distributors certain rights of return, stock rotation and price protection privileges on unsold merchandise held by them. The Company extends the same rights on these Flash memory product sales to AMD. Accordingly, the Company defers both the revenue and related product costs from such sales to AMD as deferred income on shipments to related party/member until the merchandise is resold by AMD’s distributors. The Company records estimated reductions to deferred revenue under AMD’s distributor incentive programs, including volume based incentives and special pricing arrangements, at the time the related revenue is recognized. The Company also sells its products to some distributors under sales arrangement whose terms do not allow for rights of returns or price protection on unsold products held by them. In these instances, the Company recognizes revenue when it ships the product directly to the distributors.

Fujitsu also sells the Company’s products to its distributors. The Company’s distribution agreement with Fujitsu grants limited stock rotation rights to Fujitsu and allows Fujitsu to provide similar limited rights to certain of its distributors. However, to date, Fujitsu has not exercised these rights. Accordingly, the Company recognizes revenue for sale of products sold to Fujitsu when Fujitsu sells the Company’s products to its distributors.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Assets contributed by AMD and Fujitsu effective June 30, 2003 upon reorganization of the Company were recorded at AMD’s and Fujitsu’s historical cost along with accumulated depreciation (See Note 1). Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The estimated useful lives of property, plant and equipment for financial reporting purposes are as follows: machinery and equipment, two to five years; buildings and building improvements, from five to 26 years; and leasehold improvements, the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements.

Impairment of Long-Lived Assets

For long-lived assets used in operations, the Company evaluates the potential for impairment losses when events and circumstances indicate that those assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying value. If assets are judged to be impaired, impairment losses are determined based on the excess, if any, of the carrying value of these assets over their respective fair value. If impairment losses are recorded, the fair value of the assets would become the new cost basis. Fair value is determined by discounted future cash flows, appraisals or other methods. For assets held for sale, impairment losses are measured at the lower of the carrying amount of the assets or their fair value less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as their carrying amount less salvage value, if any, at the time the assets cease to be used. Impairment losses were not material in any of the periods presented.

Product Warranties

The Company offers a one-year limited warranty for Spansion Flash memory devices (See Note 7). At the time revenue is recognized, the Company provides for estimated costs that may be incurred under product warranty, with the corresponding expense recognized in cost of sales. Estimates of warranty expense are based on the Company’s historical experience. Warranty accruals are evaluated periodically and are adjusted for changes in experience.

Foreign Currency Translation/Transactions

Prior to June 30, 2003, because all operations were located in Japan, the functional currency of the Company was the Japanese yen. On June 30, 2003, the functional currency of the Company and its foreign subsidiaries, except for its wholly owned subsidiary in Japan (Spansion Japan), became the U.S. dollar. Adjustments resulting from remeasuring the foreign currency denominated financial statements of subsidiaries into U.S. dollar denominations are included in operations, except for Spansion Japan. Adjustments resulting from translating the foreign currency financial statements of Spansion Japan into U.S. dollar denominations are included as a separate component of accumulated other comprehensive income (loss). Gains or losses resulting from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are recorded in determining net income (loss). The aggregate exchange gain (loss) included in determining net income (loss) was $(4.7) million, $(5.3) million and $0.6 million for the year ended December 25, 2005 and December 26, 2004, and nine-month period ended December 28, 2003, respectively.

Derivative Financial Instruments

The Company has foreign currency intercompany transactions denominated in Japanese yen. Therefore, in the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company’s general practice is to ensure that material business exposure to foreign exchange risks are identified, measured and minimized. The Company uses foreign currency forward contracts to reduce its foreign currency exposure. The objective of these contracts is to offset over time the impact of foreign currency exchange rate movements on the Company’s operating results. These foreign currency contracts are carried on the Company’s balance sheet at fair value and are reflected in prepaid expenses

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

and other current assets or accrued liabilities with changes in fair value recorded directly to cost of sales. Premiums paid for foreign currency forward contracts are immediately charged to cost of sales. All of the Company’s foreign currency forward contracts mature within the next twelve months. The Company does not use derivatives for speculative or trading purposes and does not designate its derivative instruments as hedging instruments, as defined by the Financial Accounting Standard Board, or FASB, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Research and Development Expenses

Prior to June 30, 2003, the Company only performed wafer manufacturing services and it did not design or engineer products or manufacturing processes. AMD and Fujitsu used their own separate design and product engineering resources for the products manufactured and sold by the Company. Accordingly, the research and development expenses incurred by AMD and Fujitsu were not charged to the Company, but royalties were paid to AMD and Fujitsu for use of their technological know-how (See Note 4). Subsequent to June 30, 2003, the Company began performing research and development activities on its own but continued paying royalties to AMD and Fujitsu for their existing technological know-how. AMD and Fujitsu continue to provide certain research and development services to the Company under the terms of the service agreements, and in some cases, AMD and Fujitsu provide research and development services to the Company on a contract basis. The Company expenses such research and development costs in the period in which such costs are incurred.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses for the year ended December 25, 2005 and December 26, 2004 and the nine-month period ended December 28, 2003 were approximately $4.8 million, $3.4 million, and $2.0 million, respectively.

Income Taxes

In preparing its consolidated financial statements, the Company makes certain estimates and judgments in the calculation of certain tax liabilities, deferred taxes and in the determination of the recoverability of deferred tax assets in each of the jurisdictions in which the taxable subsidiaries operate. This process involves estimating actual current tax liabilities together with deferred taxes. Deferred taxes result from temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The deferred taxes are included within the consolidated balance sheet. The Company then assesses the likelihood that deferred tax assets will be recovered. If recovery is not likely, the Company must increase its provision for taxes by recording a charge to income tax expense in the form of a valuation allowance for the deferred tax assets that the Company estimates will not ultimately be recoverable. The Company considers past performance, future expected taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. If the Company later determines that it is more likely than not that the deferred tax assets will be fully realized, an appropriate amount of the previously provided valuation allowance will be reversed, resulting in a benefit to earnings. Such benefits would be recorded on the income tax provision (benefit) line of the Company’s consolidated statements of operations.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment by tax authorities. If its estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Net Loss Per Share

The Company calculated its loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net loss per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company.

In connection with the IPO, certain employees have been awarded initial stock option and restricted stock unit grants to purchase Class A common stock of the Company. The Company excluded 5.5 million shares issuable upon the assumed exercise of outstanding common stock options and restricted stock units from the calculation of diluted earnings per share for the year ended December 25, 2005 because they had an antidilutive effect due to net losses recorded.

The Company has presented basic and diluted net loss per share amounts for periods prior to the IPO as if the exchange of AMD’s and Fujitsu’s contributed capital for the Company’s common stock had occurred at the beginning of the periods presented. Prior to the completion of the IPO, the Company had approximately 43.5 million shares of Class A common stock, 1 share of Class B common stock, 1 share of Class C common stock and approximately 29.0 million shares of Class D common stock outstanding as a result of the contribution from AMD and Fujitsu.

Accumulated Other Comprehensive Loss

The following are the components of accumulated other comprehensive loss:

	Dec. 25, 2005	Dec. 26, 2004
	(in thousands)
Minimum pension liability, net of tax benefits of ($5,429) in 2005 and ($5,429) in 2004	$3,043	$(7,749)
Cumulative translation adjustment	(67,607)	7,017
Net unrealized gains on available-for-sale securities, net of taxes of $0	7,291	—

Total accumulated other comprehensive loss	$(57,273)	$(732)

Stock-Based Compensation

Treatment of AMD Options

Prior to the IPO, the Company did not provide stock-based compensation to its employees or third parties. Subsequent to June 30, 2003, certain of the Company’s employees received options to purchase shares of AMD common stock from the Company’s majority member, AMD. The Company accounted for AMD’s stock option grants to its employees under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, consistent with the accounting method followed by AMD for options issued to employees of the consolidated AMD group. The exercise price of options was equal to the market price of AMD’s common stock on the date of grant. The Company reimbursed AMD for these options based on an agreed amount equal to the grant-date fair value of the stock options calculated using the Black-Scholes valuation model, less a 15 percent discount (the “grant-date value”). The Company recorded a liability for amounts due to AMD under this arrangement with a corresponding reduction to members’ capital.

Through December 25, 2005, AMD granted stock options to the Company’s employees with an aggregate grant-date value of approximately $19.4 million. The Company paid AMD approximately $0.9 million for stock

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

options during the year ended December 25, 2005. The Company’s outstanding liability to AMD as of December 25, 2005 was approximately $17.1 million of which $8.7 million is due beyond the next twelve-month period. Reimbursements to AMD are payable in sixteen equal quarterly installments which commence on the last day of the quarter following the quarter in which the stock options were granted.

Through December 26, 2004, AMD granted stock options to the Company’s employees with an aggregate grant-date value of approximately $10.2 million. The Company paid AMD approximately $1.4 million for stock options during the year ended December 26, 2004. The Company did not make any payments to AMD for the nine-month period ended December 28, 2003. The Company’s outstanding liability to AMD as of December 26, 2004 was approximately $8.8 million of which $6.2 million is due beyond fiscal year 2005. Reimbursements to AMD are payable in sixteen equal quarterly installments which commence on the last day of the quarter following the quarter in which the stock options were granted.

On December 15, 2005, AMD accelerated the vesting of all outstanding AMD stock options and restricted stock units held by the Company’s employees that would otherwise have vested during 2006. The number of shares of AMD common stock issuable upon exercise of AMD stock options and restricted stock units subject to acceleration total approximately 863,000. Had AMD not accelerated such awards, the Company would be required to account for them under variable fair value accounting following the guidance in EITF Issue Nos. 96-18 and 00-12, which would have required remeasurement of their fair value until these awards were fully vested. Amounts payable by the Company to AMD for the fair value of these stock options were not affected by the acceleration in vesting terms.

In addition to these accelerated awards, there are approximately 684,000 unvested AMD stock options and restricted stock units that are still held by the Company’s employees which are currently subject to variable fair value accounting. As of December 25, 2005, the total fair value of these stock options and restricted stock units awards is approximately $9.8 million, and such options and units will generally vest through 2009. The fair value accounting for these awards as a result of the employees’ change in status subsequent to the Company’s separation from AMD resulted in a compensation charge in the Company’s fourth quarter of fiscal 2005 of approximately $75,000.

Stock-Based Incentive Compensation Plans

Prior to the pending adoption of “Accounting for Stock-Based Compensation “ (SFAS 123R), the Company had elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee” (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” to account for stock options issued to its employees in connection with the IPO.

On December 15, 2005, the Company adopted 2005 Equity Incentive Plan. The Company has reserved 9,500,000 shares of Class A common stock available for issuance under the plan in the form of equity awards, including incentive and nonqualified stock options and restricted stock units. In connection with the IPO, options to purchase approximately 1.9 million shares of the Company’s Class A common stock and approximately 3.6 million restricted Class A stock units were granted to employees and non-employee directors. Restricted stock units (“RSU”) granted at the time of the IPO have no exercise price or expiration date. These awards generally vest over a four year period except for 2.3 million awards that vest 25% on April 28, 2006 and the remainder in equal installments quarterly over the remaining 36 months. The intrinsic value of the restricted stock awards is $12 per award, the fair value on the date of issuance, as there is no strike price payable by the

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

employee receiving the award. As such, a total value of $43.2 million related to these awards is being amortized to compensation expense over the respective vesting period. For the year ended December 25, 2005, the Company recorded approximately $150,000 in compensation expense related to such awards.

Stock options granted to employees at the time of the IPO have an exercise price equal to the initial offering price of the stock of $12.00 per share, vest ratably over a period of four years and expire if not exercised by the seventh anniversary of the grant date. Under the provisions of APB Opinion 25, there is no compensation expense resulting from these options as the exercise price was equivalent to the fair market value at the date of grant.

Pro Forma Stock-Based Compensation

Had AMD and the Company accounted for such stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” total stock-based compensation expense recorded by the Company, based on the Black-Scholes grant date fair value of the options, would have been approximately $5.1 million, $1.6 million and $97,000 for the years ended December 25, 2005 and December 26, 2004 and nine-month period ended December 28, 2003, respectively.

Following is the pro forma effect on net loss and net loss per share for the years ended 2005, 2004, and the nine month period ended December 28, 2003 had the Company applied SFAS 123’s fair value method of accounting for stock-based awards issued to its employees. The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The pro forma stock based compensation includes the impact for AMD stock options awarded to Spansion employees. Upon the separation of Spansion from AMD, the remaining unvested portion will be accounted for under EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and will be remeasured under variable accounting in future periods.

	Year Ended December 25, 2005	Year Ended December 26, 2004	Nine Months Ended December 28, 2003
	(In thousands except per share amounts)
Net loss—as reported	$(304,116)	$(19,702)	$(128,943)
Less: SFAS 123 compensation expenses	(3,421)	(1,040)	(63)

Net loss—pro forma	$(307,537)	$(20,742)	$(129,006)

Basic net loss per common share—as reported	$(4.15)	$(0.27)	$(1.78)
Diluted net loss per common share—as reported	$(4.15)	$(0.27)	$(1.78)
Basic net loss per common share—pro forma	$(4.19)	$(0.29)	$(1.78)
Diluted net loss per common share—pro forma	$(4.19)	$(0.29)	$(1.78)

The weighted-average fair value of Spansion options granted was $13.4 million for 2005. The fair value of each option is estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for grants in 2005: dividend yields of 0 percent; expected volatility of 66 percent risk-free interest rate of 4.54 percent; and expected lives of 4.61 years for each grant. The Company did not provide stock-based compensation to its employees or third parties prior to the IPO.

Pension and Postretirement Benefits

The Company has significant pension benefit costs and credits that are developed from actuarial valuations. The actuarial valuations require assumptions and methods which must be used to develop the best estimate of the benefit costs. These valuation assumptions include salary growth, long-term return on plan assets, discount rates

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

and other factors. The salary growth assumptions reflect the Company’s future and near-term outlook for salary growth within the industry. Long-term return on plan assets is determined based on historical results in the debt and equity markets and management’s expectation of the current economic environment and the allocation target and expected future yields of each asset class. The discount rate assumption is based on current investment yields on Japanese government long-term bonds, as no deep corporate market exists for high quality corporate debt instruments. Actual results that differ from these assumptions are accumulated and amortized over the future life of the plan participants. See Note 14 for an explanation of the pension assumptions. While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the pension costs and obligations.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change, SFAS 154 requires application of the new accounting principle as of the earliest period for which retrospective application is practicable. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires application as if the accounting principle were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material impact on the Company’s financial condition, results of operations or liquidity.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R) “Share Based payment” (SFAS 123R), a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to use the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employee” (APB 25), and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of equity instruments for which the requisite service is expected to be rendered, and if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R will be effective for the Company as of the beginning of fiscal 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date.

The transition methods include modified prospective and modified retroactive adoption option. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all share-based payments granted before the effective date and unvested as of the effective date based on requirements of SFAS 123. In addition, the modified prospective method requires all share-based payments granted after the effective to be recognized in accordance with SFAS 123R. The Company currently intends to

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

apply prospective recognition. The Company is currently evaluating the requirements of SFAS 123R and will adopt this statement commencing in fiscal 2006. The Company expects the adoption of SFAS 123R to have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (SFAS 153). SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 will not have a material impact on the Company’s current consolidated results of operations or financial position or cash flows as it will be applied prospectively.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 151 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations or liquidity.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by the Company in the second quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Related Party Transactions

In addition to its historical dependence on AMD and Fujitsu as its sole distributors, the Company receives services from AMD and Fujitsu, including among others, certain information technology, facilities, logistics, legal, tax, finance, human resources and environmental health and safety services. The charges for these services are negotiated annually between the Company and AMD and Fujitsu based on the Company’s expected requirements and the estimated future costs of the services to be provided. AMD has the right to review the proposed services to be provided by Fujitsu, and Fujitsu has the right to review the proposed services to be provided by AMD. The service charges are billed monthly on net 45 days terms. Prior to June 30, 2003, the Company contracted for certain services with Fujitsu and subsidiaries of Fujitsu, including among others, payroll processing, cafeteria operation, and site security services. The service charges were billed monthly on net 30 days terms.

The following tables present significant related party transactions and account balances between the Company and AMD (See Note 8 for separate disclosure of debt obligations to related parties/members):

	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004	Nine Months Ended Dec. 28, 2003
	(in thousands)
Net sales to AMD	$1,114,150	$1,211,033	$650,097

Cost of Sales:
Royalties to AMD	$13,760	$18,080	$20,376
Wafer purchases from AMD	$—	$—	$107,338

Service fees to AMD:
Cost of sales	$21,397	$21,915	$15,623
Research and development	21,213	27,614	13,883
Marketing, general and administration	50,229	56,697	38,277

Service fees to AMD	$92,839	$106,226	$67,783

Cost of employees seconded from AMD:
Marketing, general and administration	$1,199	$1,524	$969

	Dec. 25, 2005	Dec. 26, 2004
	(in thousands)
Trade accounts receivable from AMD, net of allowance for doubtful accounts	$205,351	$217,485
Other receivables from AMD	$13,850	$566
Accounts payable to AMD	$97,844	$29,719
Royalties payable to AMD	$6,384	$8,180
Accrued liabilities to AMD	$17,434	$14,075

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The following tables present the significant related party transactions and account balances between the Company and Fujitsu (See Note 8 for separate disclosure of debt obligations to related parties/members):

	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004	Nine Months Ended Dec. 28, 2003
	(in thousands)
Net Sales to Fujitsu	$888,655	$1,051,194	$543,115

Cost of Sales
Royalties paid to Fujitsu	$13,760	$18,080	$20,376
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	$69,219	$66,525	$62,164
Subcontract manufacturing purchases from Fujitsu	$35,150	$74,800	$54,787
Commercial die purchases from Fujitsu	$94,327	$141,117	$41,332

Service fees to Fujitsu:
Cost of sales	$3,271	$3,662	$505
Research and development	6,501	18,449	16,791
Marketing, general and administration	10,339	11,382	4,540

Service fees to Fujitsu	$20,111	$33,493	$21,836

Cost of employees seconded from Fujitsu:
Cost of sales	$742	$1,333	$498
Research and development	4,280	8,241	3,571
Marketing, general and administration	2,135	3,774	1,484

Cost of employees seconded from Fujitsu	$7,157	$13,348	$5,553

Equipment Purchases	$—	$—	$29,783

	Dec. 25, 2005	Dec. 26, 2004
	(in thousands)
Trade accounts receivable from Fujitsu	$199,224	$155,207
Other receivables from Fujitsu	$217	$7,188
Accounts payable to Fujitsu	$25,957	$18,891
Royalties payable to Fujitsu	$6,384	$8,180
Accrued liabilities to Fujitsu	$—	$584

The Company licenses certain intellectual property from AMD and Fujitsu in exchange for the payment of royalties to both AMD and Fujitsu. These royalty expenses are recognized in cost of sales. The Company is required to pay AMD and Fujitsu semi-annual royalties based on net sales (minus the costs of commercial die). The royalty as a percentage of sales will decline over the term of the agreement which expires in 2013.

In order to respond to increased demand in 2003, the Company supplemented its manufacturing capacity by contracting with AMD and Fujitsu to produce Flash memory wafers for the Company on a foundry basis in fabs owned by AMD and Fujitsu. The Company purchased such foundry wafers from AMD at negotiated prices and resold the foundry wafers to AMD and Fujitsu at the same prices the Company charged for wafers it produced in its own fabs.

Prior to June 30, 2003, Fujitsu provided additional goods and services to the Company including manufacturing equipment, utilities and equipment maintenance services for which the Company reimbursed Fujitsu. Subsequent to June 30, 2003, Fujitsu provides test and assembly services to the Company on a contract basis. Also, the Company began purchasing commercial die from Fujitsu, which is packaged together with the Company’s Flash memory devices.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

AMD and Fujitsu second certain employees to the Company and the Company reimburses AMD for the costs of the employees seconded from AMD and pays the employees seconded from Fujitsu directly.

5. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade receivables and foreign currency forward contracts. The Company places its cash equivalents and short-term investments with high quality credit financial institutions and, by policy, limits the amount of credit exposure with any one financial institution.

Concentration of credit risk with respect to trade receivables exists because the Company only sells products directly to AMD and Fujitsu. Trade accounts receivable from AMD comprised approximately 51 percent and 58 percent of the total consolidated trade accounts receivable balance as of December 25, 2005 and December 26, 2004, respectively. Trade accounts receivable from Fujitsu comprised approximately 49 percent and 42 percent of the total consolidated trade accounts receivable balance as of December 25, 2005 and December 26, 2004, respectively. However, the Company does not believe the receivable balances from either related party subject the Company to significant credit risk as historical losses have not been significant and AMD’s and Fujitsu’s own customer bases represent a large number of geographically diverse companies. The Company bears the credit risk associated with the collectibility of accounts receivable from AMD’s customers. Fujitsu is required to pay its trade receivables regardless of whether they can collect from their customers. The Company does not require collateral or other security from AMD or Fujitsu.

The counterparties to the agreements relating to the Company’s derivative financial instruments consist of a number of large international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit ratings and limits the financial exposure and the notional amount of agreements entered into with any one financial institution. While the notional amounts of financial instruments are often used to express the volume of these transactions, the potential accounting loss on these transactions if all counterparties failed to perform is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties. As of December 25, 2005, the Company had a total notional amount of approximately $49.6 million in outstanding foreign currency forward exchange contracts. Foreign currency gains and losses were not significant for the periods presented.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Financial Instruments

Available-for-sale securities held by the Company as of December 25, 2005 and December 26, 2004 are as follows:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(in thousands)
2005
Cash equivalents:
Money market funds	$59,000	$—	$59,000
Commercial paper	336,141	—	336,141

Total cash equivalents	$395,141	$—	$395,141

Short-term investments:
Auction rate preferred stocks	$15,000	$—	$15,000
Commercial paper	177,086	—	177,086
Investment in equity securities	20,000	7,291	27,291

Total short-term investments	$212,086	$7,291	$219,377

Total cash equivalents and short-term investments	$607,227	$7,291	$614,518

2004
Cash equivalents:
Money market funds	$35,000	$—	$35,000
Commercial paper	29,958	—	29,958

Total cash equivalents	$64,958	$—	$64,958

Short-term investments:
Auction rate preferred stocks	$57,950	$—	$57950

Total short-term investments	$57,950	$—	$57,950

Total cash equivalents and short-term investments	$122,908	$—	$122,908

As of December 25, 2005, the Company recorded an unrealized gain of approximately $7.3 million in other comprehensive loss on its investment in certain publicly-traded equity securities. As of December 26, 2004, the Company’s available-for-sale securities approximated the fair market values of the securities and the unrealized gains and losses on these securities were not significant. The Company does not have any available-for-sale marketable securities with maturities greater than one year.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Other Financial Instruments

The fair value of the Company’s fixed rate long-term debt is estimated by considering the Company’s credit rating, the interest rates and the terms of the debt. The fair value of the Company’s variable rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	Dec. 25, 2005		Dec. 26, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Capital leases	$215,895	$216,441	$183,700	$182,248
Debt obligations	359,803	359,803	204,487	204,487
Debt obligations to related parties/members	183,915	183,915	385,410	385,410

Total debt obligations and capital leases	$759,613	$760,159	$773,597	$772,145

The fair value of the Company’s accounts receivable and accounts payable approximate their carrying value based on existing payment terms. As of December 25, 2005 and December 26, 2004, the fair values of the Company’s foreign currency forward contracts were not significant.

7. Warranties and Indemnities

The Company offers a one-year limited warranty for Spansion Flash memory products.

Changes in the Company’s liability for product warranty during the years ended December 25, 2005 and December 26, 2004 are as follows:

	Dec. 25, 2005	Dec. 26, 2004
	(in thousands)
Balance, beginning of fiscal year	$600	$452
Provision for warranties issued	2,418	1,862
Settlements	(5,246)	(1,899)
Changes in liability for pre-existing warranties during the period, including expirations	3,228	185

Balance, end of fiscal year	$1,000	$600

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties with whom it enters into contractual relationships, including customers, directors, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against specified losses, such as those arising from a breach of representations or covenants, third-party infringement claims or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no indemnification claims.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

8. Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	Dec. 25, 2005	Dec. 26, 2004
	(in thousands)
Debt obligations to related parties/members:
AMD Cash Note	$—	$120,000
AMD Asset Note	—	165,619
Spansion Penang Asset Note	—	38,466
Spansion China Line of Credit	15,000	15,000
Spansion Penang Loan	4,833	6,325
Fujitsu Cash Note	—	40,000
Spansion Penang Building Loan	5,112	—
Senior Subordinated Notes	158,970	—

Total debt obligations to related parties/members	183,915	385,410
Debt obligations to third parties:
July 2003 Spansion Term Loan	—	44,599
Spansion Japan Term Loan	72,274	127,389
Spansion Japan Revolving Credit Facility	43,020	—
Spansion China Loan	—	32,499
Spansion China Bank Enterprise Cooperation Agreement	18,722	—
Senior Notes	225,787	—
Obligations under capital leases	215,895	183,700

Total debt obligations to third parties	575,698	388,187

Total debt obligations	759,613	773,597
Less: Current Portion	233,555	319,976

Long-term debt and capital lease obligations, less current portion	$526,058	$453,621

Debt Obligations to Related Parties/Members

AMD Cash Note

On December 21, 2005, the Company repaid the remaining outstanding principal of $60 million and interest of approximately $2 million under the AMD Cash Note. The Company exchanged 5,000,000 shares of the Company’s Class A common stock for the cancellation of $60 million of the aggregate principal amount outstanding under the AMD Cash Note.

AMD Asset Note

The AMD Asset Note represented consideration paid to AMD by the Company in connection with the transfer of certain of AMD’s assets to the Company as of June 30, 2003.

On December 21, 2005, the Company repaid the outstanding principal of $162 million and all unpaid interest of approximately $3 million under the AMD Asset Note.

Spansion Penang Asset Note

On December 21, 2005, the Company paid AMD the remaining outstanding principal of $39 million and interest of approximately $600,000 under the Spansion Penang Asset Note.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Spansion China Line of Credit

As part of the reorganization, the Company also assumed $60 million of unsecured debt, payable by the Company’s subsidiary in the People’s Republic of China, Spansion China Limited, to AMD and its subsidiary in Singapore, Advanced Micro Devices (Singapore) Pte., or AMD Singapore. The remaining $15 million balance is due by the end of fiscal 2005.

On November 3, 2005, Spansion China amended the payment terms of its unsecured debt obligations to AMD Singapore such that Spansion China is required to repay the remaining balance on the debt on March 26, 2006 or such later date as the parties may agree upon in writing. In addition, the outstanding loan amount shall bear interest at a rate of 3.90 percent, compounded annually (See Note 17).

Spansion Penang Loan

On January 29, 2004, Spansion Penang entered into a financial arrangement with AMD. Under the terms of the arrangement, Spansion Penang borrowed approximately 29 million Malaysian Ringgit (approximately $8 million based on the exchange rate as of January 29, 2004) from AMD to fund the purchase of manufacturing equipment. The loan bears a fixed annual interest rate of 5.9 percent and is payable in equal, consecutive, monthly principal and interest installments through February 2009. The total amount outstanding as of December 25, 2005 and December 26, 2004 was approximately 18 million Malaysian Ringgit and 23 million Malaysian Ringgit (approximately $5 million and $6 million based on the exchange rate as of December 25, 2005 and December 26, 2004). A third-party financial institution has a lien on the purchased equipment.

Fujitsu Cash Note

On June 30, 2003, Fujitsu loaned the Company $40 million for working capital purposes pursuant to a promissory note.

On December 21, 2005, the Company used funds from the sale of its senior notes to repay the outstanding interest under the Fujitsu Cash Note of approximately $600,000. At the time of the Offering, the Company exchanged 3,333,333 shares of the Company’s Class D common stock for the cancellation of the $40 million of aggregate principal amount outstanding under the Fujitsu Cash Note.

Spansion Penang Building Loan

On December 20, 2005, Spansion Penang assumed approximately 19.3 million Malaysian Ringgit (approximately $5 million based on the exchange rate as of December 20, 2005) of an unsecured promissory note, payable to AMD Export, in connection with the sale of certain assets by AMD Export to Spansion Penang. Spansion Penang is required to repay the principal amount of this promissory note as follows: 7.9 million Malaysian Ringgit (approximately $2.1 million based on the exchange rate as of December 25, 2005) on March 31, 2006 and any remaining amounts on June 30, 2006, provided that upon completion of the IPO and the concurrent notes offering, the Company is required to repay the promissory note in full. The loan bears interest at a rate of seven percent annum.

Senior Subordinated Notes

On December 21, 2005, the Company issued to AMD $175 million aggregate principal amount of its 12.75% Senior Subordinated Notes Due 2016. The senior subordinated notes were issued at 90.828% of face value, resulting in net proceeds of approximately $158.9 million. The senior subordinated notes are general unsecured obligations of the Company and rank junior to any existing and future senior debt of the Company. Interest is payable on April 15 and October 15 of each year beginning April 15, 2006 until the maturity date of April 15, 2016.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Certain events may result in the accelerated maturity of the senior subordinated notes, including a default in any interest, principal or premium amount payment; a merger, consolidation or sale of all or substantially all of the Company’s property; a breach of covenants in the senior subordinated notes or the respective indenture; a default in certain debts; or if a court enters certain orders or decrees under any bankruptcy law. Upon occurrence of one of these events, the principal of and accrued interest on all of the senior notes or the senior subordinated notes, as the case may be, may become immediately due and payable. If the Company incurs any judgment for the payment of money in an aggregate amount in excess of $50 million or takes certain voluntary actions in connection to insolvency, all amounts on the senior subordinated notes shall be due and payable immediately.

Debt Obligations to Third Parties

July 2003 Spansion Term Loan

On September 19, 2005, the Company repaid the outstanding principal of $24 million and interest of approximately $300,000 under the July 2003 Spansion Term Loan and the lenders released their related security interest in the Company’s property.

Spansion Japan Term Loan

Spansion Japan entered into a term loan with a Japanese financial institution in September 2003. Under the agreement, the amounts borrowed are denominated in Japanese yen and bear an interest rate based on the Tokyo Inter-bank Offer Rate (TIBOR) plus a spread that is determined by Fujitsu’s current debt rating and Spansion Japan’s non-consolidated net asset value as of the last day of Spansion Japan’s fiscal year. The interest rate was 0.87 percent and 0.98 percent as of December 25, 2005 and December 26, 2004. Repayment occurs in equal, consecutive, quarterly principal installments ending in June 2007. As of December 25, 2005 and December 26, 2004, approximately 8 billion yen and 13 billion yen (approximately $72 million and $127 million) were outstanding under this term loan agreement (See Note 17). Fujitsu has guaranteed 100 percent of the amounts outstanding under this facility and AMD has agreed to reimburse Fujitsu for up to 60 percent of amounts paid out by Fujitsu under this guarantee. In addition, Spansion Japan’s assets are pledged to Fujitsu as security for AMD’s reimbursement. The net book value of the pledged assets as of December 25, 2005 and December 26, 2004 was approximately $234.3 million and $373.7 million, respectively. Under this loan agreement, Spansion Japan is prevented from making distributions for dividends to the Company in certain situations.

Pursuant to the terms of the Spansion Japan Term Loan, Spansion Japan is required to comply with the following financial covenants under accounting principles generally accepted in Japan:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month period during such fiscal year;

•	maintain an adjusted tangible net worth (as defined in the loan agreement), as of the last day of each fiscal quarter, of not less than 60 billion yen (approximately $516 million and $579 million, respectively, based on the exchange rate as of December 25, 2005 and December 26, 2004);

•	maintain total net income plus depreciation, as of the last day of each fiscal period, as follows:

Period	Amount
(in thousands)
Fiscal year 2004	$197,000
Fiscal year 2005	182,000
Fiscal year 2006	168,000

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

•	ensure that as of the last day of any fiscal quarter, the ratio of (a) net income plus depreciation to (b) the sum of (i) interest expense for such period plus (ii) scheduled amortization of debt for borrowed money (as defined in the loan agreement) for such period, including lease rentals plus (iii) maintenance capital expenditures for Spansion Japan’s existing and after acquired real property and improvements at its manufacturing facilities located in Aizu-Wakamatsu, Japan, is not less than 120 percent for the third and fourth quarters of fiscal year 2004, fiscal year 2005 and fiscal year 2006;

•	Fujitsu must maintain 100 percent of the ownership of Fujitsu Microelectronics Holding, Inc., the Fujitsu subsidiary that holds 40 percent of the membership interests in Spansion LLC prior to the Company’s reorganization into a corporate structure.

In addition, Spansion Japan is subject to other covenants, including those that are applicable when Spansion Japan’s minimum cash balance is less than one billion yen and events of default that would cause all of the amounts outstanding under this agreement to become immediately due and payable that are substantially similar to the covenants and events of default in the Spansion Japan Revolving Loan Agreement. As of December 25, 2005, Spansion Japan’s cash balance was 13.0 billion yen (approximately $112.3 million as of December 25, 2005).

In contemplation of the Company’s reorganization from Spansion LLC to a corporate structure, the Company has obtained from the lenders a waiver with respect to the covenant that Fujitsu must maintain 100 percent ownership of Fujitsu Microelectronics Holding, Inc. This waiver was to expire on December 31, 2005. On December 30, 2005, Spansion Japan voluntarily prepaid and terminated the Spansion Japan Term Loan Agreement (See Note 17).

As of December 26, 2004, Spansion Japan was in compliance with these financial covenants determined using accounting principles generally accepted in Japan.

Because amounts under the Spansion Japan Term Loan are denominated in yen, the U.S. dollar amounts are subject to change based on applicable exchange rates. The Company used the exchange rates as of December 25, 2005 and December 26, 2004 of 116.23 yen and 103.62 yen, respectively, to one U.S. dollar to translate the amounts denominated in yen to U.S. dollars.

Spansion Japan Revolving Credit Facility

On September 20, 2005, Spansion Japan entered into an uncommitted revolving credit facility agreement with a certain Japanese financial institution in the aggregate principal amount of up to 5.0 billion yen (approximately $43 million and $45 million as of December 25, 2005 and September 20, 2005). Amounts borrowed under the facility bear interest at a rate equal to the TIBOR at the time of drawdown, plus a margin of 0.70 percent per annum. Borrowings must be used for working capital purposes and each borrowing must be repaid one month after the initial drawdown date.

The facility may be terminated by the financial institution with five days’ written notice if it experiences increased costs in connection to any borrowings by Spansion Japan, or if Spansion Japan gives five days’ written notice of termination.

Pursuant to the terms of the facility, Spansion Japan agreed not to pledge any security to secure its obligations or any third party’s obligations until the facility is terminated and all obligations are fulfilled by Spansion Japan. Amounts outstanding under the revolving facility may become due and payable on demand upon the occurrence of specified events with respect to Spansion Japan, including: suspension of any payment by Spansion Japan; failure to pay any obligations thereunder; filings or proceedings in bankruptcy; corporate reorganization procedures, corporate rearrangement, special liquidation or other similar legal procedures; a

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

resolution for Spansion Japan’s dissolution; the winding up of Spansion Japan’s business; or if any attachment has been ordered with respect to Spansion Japan’s accounts receivables.

On November 28, 2005, Spansion Japan amended this uncommitted revolving credit facility agreement to reduce the margin applicable under the facility. Pursuant to the amendment, amounts borrowed under the facility bear interest at a rate equal to the TIBOR at the time of drawdown, plus a margin of 0.50 percent per annum. The amount outstanding as of December 25, 2005 bears interest at the rate of 0.57 percent and must be repaid no later than January 10, 2006 (See Note 17). The amount is reflected as Notes Payable on the consolidated balance sheet at December 25, 2005.

Spansion China Loan

During the second quarter of fiscal 2004, Spansion China entered into two revolving loan agreements with a local financial institution. Under the terms of the revolving foreign exchange loan agreement, Spansion China can borrow in U.S. dollars up to an amount of $18 million to be secured by Spansion China’s land use right and buildings on the land. Under the terms of the revolving Renminbi (RMB) loan agreement, Spansion China can borrow up to RMB 120 million (approximately $15 million as of December 25, 2005 and December 26, 2004). The interest rate on the U.S. dollar denominated loans is LIBOR plus one percent, ranging from 3.04 percent to 3.94 percent for fiscal 2004 and the interest rates on the RMB denominated loans are fixed at either 4.779 percent or 5.022 percent depending on the period the borrowings occur. The maximum term of each loan is 12 months from the date of each drawdown. As of December 25, 2005 and December 26, 2004, the amount outstanding under the U.S. dollar denominated loan agreement was $0 and approximately $18 million, the total amount outstanding under the RMB-denominated loan agreement was RMB 0 and approximately RMB 120 million (approximately $15 million as of December 26, 2004). This loan is secured by Spansion China’s assembly and test facilities and its land use rights.

Spansion China Bank Enterprise Cooperation Agreement

On December 1, 2005, Spansion China entered into a bank enterprise cooperation agreement with a local financial institution, effective as of October 24, 2005. Under the terms of the agreement, Spansion China may draw under two credit facilities, equal to U.S. $26 million and RMB 176 million (approximately $22 million as of October 24, 2005), respectively. Borrowings must be used for working capital purposes. The two credit facilities terminate on June 22, 2008. The interest rate for each loan denominated in RMB is a floating rate per annum and is set at the time each revolving loan agreement is entered into. The interest rate may thereafter be adjusted every 12 months at a rate equal to the benchmark rate published by the People’s Bank of China for RMB loans of the same term less a ten percent discount. The RMB denominated loan currently bears interest at 5.18 percent. The interest rate for each loan denominated in U.S. dollars is a floating rate per annum and is initially set at the time each revolving loan agreement is entered into, ranging from 5.39 percent to 5.67 percent for the outstanding balance as of December 25, 2005. The interest rate is thereafter adjusted every six months at a rate equal to the six-month LIBOR plus one percent. As of December 25, 2005, the amount outstanding under the U.S. dollar denominated loan agreement was approximately $8.3 million, the total amount outstanding under the RMB denominated loan agreement was approximately RMB 84 million (approximately $10.4 million). The dollar amounts for these RMB loans are calculated using an exchange rate as of December 25, 2005. The U.S. dollar denominated revolving loan agreements are unsecured. Under the terms of the agreements, Spansion China is prohibited from encumbering any of its assets (See Note 17).

Senior Notes

On December 21, 2005, the Company completed an offering of $250 million aggregate principal amount of 11.25% Senior Notes due 2016. The senior notes were issued at 90.302% of face value, resulting in net proceeds

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

to the Company of approximately $218.1 million after deducting the initial purchasers’ discount and estimated offering expenses. The senior notes are general unsecured senior obligations of Spansion LLC and will rank equal in right of payment with any of the Company’s existing and future senior debt. Interest is payable on January 15 and July 15 of each year beginning July 15, 2006 until the maturity date of January 15, 2016.

Certain events may result in the accelerated maturity of the senior notes, including a default in any interest, principal or premium amount payment; a merger, consolidation or sale of all or substantially all of the Company’s property; a breach of covenants in the senior notes or the respective indenture; a default in certain debts; or if a court enters certain orders or decrees under any bankruptcy law. Upon occurrence of one of these events, the principal of and accrued interest on all of the senior notes, as the case may be, may become immediately due and payable. If the Company incurs any judgment for the payment of money in an aggregate amount in excess of $50 million or takes certain voluntary actions in connection to insolvency, all amounts on the senior notes shall be due and payable immediately.

Spansion Japan Uncommitted Revolving Credit Facility

On November 28, 2005, Spansion Japan entered into an uncommitted revolving credit facility agreement with a Japanese financial institution in the aggregate principal amount of up to 3.0 billion yen (approximately $25 million as of November 28, 2005). On December 9, 2005, Spansion Japan borrowed 3.0 billion yen (approximately $25 million as of December 9, 2005) under this facility. Amounts borrowed under the facility bear interest at a rate equal to the TIBOR at the time of drawdown, plus a margin of 0.50 percent per annum. Borrowings must be used for working capital purposes and each borrowing must be repaid at the end of the base loan term, which may be a period of one, two or three months. The facility may be terminated by the financial institution with five days’ written notice if it experiences increased costs in connection to any borrowings by Spansion Japan, or if Spansion Japan gives five days’ written notice of termination.

Pursuant to the terms of the facility, Spansion Japan agreed not to pledge any security to secure its obligations or any third party’s obligations until the facility is terminated and all obligations are fulfilled by Spansion Japan. Amounts outstanding under the facility automatically become due and payable upon the occurrence of specified events with respect to Spansion Japan, including: suspension of any payment by Spansion Japan; filings or proceedings in bankruptcy; corporate reorganization procedures, corporate rearrangement, special liquidation or other similar legal procedures; a resolution for Spansion Japan’s dissolution; the winding up of Spansion Japan’s business; or if any attachment has been ordered with respect to Spansion Japan’s accounts receivables. In addition, amounts under the facility may become due and payable upon demand upon the occurrence of specified events with respect to Spansion Japan, including: failure to pay any obligation under the facility; any breach of Spansion Japan’s representations and warranties made in connection with the facility; failure to cure within 14 days any breach of Spansion Japan’s obligations under the facility; any order or notice of attachment or the commencement of any auction procedure with respect to properties that are the subject of security offered by Spansion Japan; the inability to satisfy payment obligations of any of Spansion Japan’s debt or guaranty obligations for the benefit of a third party in excess of 10 million yen becomes due and payable; the suspension of business by Spansion Japan or under the order of government authority; and the occurrence of a reasonable and probable cause that necessitates the preservation of the lender’s rights under the facility.

As of December 25, 2005, no amounts were outstanding under this uncommitted revolving credit facility (See Note 17).

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Senior Secured Revolving Credit Facility

On September 19, 2005, Spansion LLC entered into a new senior secured revolving credit facility with a certain domestic financial institution, as agent, and the lenders party thereto, in the aggregate amount of up to $175 million. Under this credit facility, the Company is required to: comply with certain of the representations, warranties and covenants in the revolving credit facility; and execute a guaranty in favor of the agent to guarantee Spansion LLC’s obligations under the revolving credit facility. The actual amounts available under the revolving credit facility are based on 85 percent of accounts receivable meeting eligibility requirements plus the lesser of 75 percent of the appraised fair market value of the Company’s Fab 25 facility in Austin, Texas, and the maximum real estate loan amount (as defined in the agreement) minus reserves that limit the availability of credit under the agreement from time to time established by the agent in its reasonable credit judgment. Amounts borrowed under the revolving credit facility bear interest at a rate equal to the “base rate,” which is the prime rate publicly announced by the agent, or the London Interbank Offered Rate, or LIBOR, plus in each case a margin ranging from -0.25 percent to 0.50 percent for base rate loans and 1.25 percent to 2.0 percent for LIBOR loans. Borrowings under this revolving credit facility must be used to refinance existing indebtedness and for working capital purposes. The revolving credit facility will terminate and all outstanding borrowings must be repaid no later than September 19, 2010. As of December 25, 2005, no amounts were outstanding under this facility. The amount available under this facility was approximately $175 million as of December 25, 2005.

Pursuant to the terms of the revolving facility credit agreement, and subject to certain exceptions, the Company and its subsidiaries are not permitted, among other things, to:

•	enter into any mergers, consolidations or sales of its property (except for the Company’s reorganization that will occur in connection with its prior IPO), or sales of inventory, equipment and assets except in the ordinary course of business;

•	make any distributions except for future distributions to Spansion Inc. in certain circumstances;

•	make investments, except for the purchase of inventory, equipment and intellectual property in the ordinary course of business, unless the Company meets minimum liquidity requirements consisting of availability under the revolving credit facility and domestic cash of at $200 million, provided, however, that investments are limited to no more than a total of $50 million while the reduced minimum liquidity requirement is in place;

•	incur additional debt other than the senior notes and senior subordinated notes, capital leases, debt incurred by the Company’s foreign subsidiaries, and in limited cases, loans to subsidiaries;

•	engage in transactions with affiliates unless in the normal course of business, negotiated at arms-length terms and the transactions are disclosed to the agent for the lenders;

•	incur any new liens except for equipment leases and loans; and

•	Prepay any debt, except that debt of foreign subsidiaries may be prepaid by the applicable foreign subsidiary and the Company may prepay any debt as long as after such repayment, the Company meets minimum liquidity requirements consisting of availability under the revolving credit facility plus domestic cash of at least $250 million.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

If the availability under the revolving credit facility is less than or equal to $35 million during a fiscal quarter, the Company will also be required to maintain EBITDA (as defined in the agreement), on a consolidated basis, on the last day of each of the fiscal quarter as follows:

Period Ending	EBITDA
12/25/2005	$225,000,000
03/26/2006	$300,000,000
07/02/2006	$375,000,000
10/01/2006	$450,000,000
12/31/2006	$500,000,000

Beginning in 2007, the required EBITDA level will be determined by the agent based on the Company’s then current projections of the Company’s financial condition, results of operations and cash flows.

As security for amounts outstanding under the revolving credit facility, the Company pledged the stock of its domestic subsidiaries, the Fab 25 facility (other than production equipment contained therein), and all of its personal property. The Company’s equipment, inventory, and intellectual property, as well as all assets and stock pledges of its foreign subsidiaries were excluded from the collateral securing the revolving credit facility.

Amounts outstanding under the revolving credit facility may become due and payable on demand upon the occurrence of specified events with respect to the Company, including, among other things: failure to pay any obligations under the revolving credit facility that have become due; breach of any representation or warranty; failure to report certain financial information to the agent; failure by Spansion Inc. to execute a guaranty in favor of the agent after the consummation of the Company’s IPO and a joinder agreement pursuant to which the Company will become a party to this agreement; any default on third party debt of outstanding principal amount exceeding $25 million; filings or proceedings in bankruptcy; judgments or awards entered against the Company, of $10 million or more that remain for 30 days after the entry thereof; termination, revocation or voidance of any liens securing the obligations under the revolving credit facility, for any reason other than the failure by the agent to perfect its liens; a change of control by which a person or group would acquire more than 30 percent of the combined voting power of all then-issued and outstanding voting interests of the Company; and foreclosure on the Fab 25 facility.

Spansion Japan Revolving Loan Agreement

In March 2004, Spansion Japan entered into a revolving credit facility agreement with certain Japanese financial institutions in the aggregate amount of 15 billion yen (approximately $145 million as of December 26, 2004). Upon termination of this agreement, Spansion Japan repaid the remaining principal balance of 3 billion yen (approximately $25 million based on the exchange rate as of November 28, 2005) and interest outstanding under this credit facility on November 28, 2005.

Obligations under Capital Leases

In the fiscal quarter ended December 25, 2005, the Company entered into sale-leaseback transactions with a third-party financial institution for certain for certain semiconductor manufacturing equipment in the amount of approximately $104 million. These transactions did not result in significant gains or losses. As the term on the leaseback transaction is more than 75 percent of the remaining estimated economic life of the equipment, the Company accounted for the leaseback transaction as a capital lease. As of December 25, 2005, the outstanding lease obligations under this agreement were approximately $84 million.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

In January 2005, Spansion Japan entered into a sale-leaseback transaction for certain semiconductor manufacturing equipment in the amount of approximately 8.2 billion yen (approximately $78 million based on the exchange rates as of January 7, 2005). This transaction did not result in a significant gain or loss. At the expiration of the lease term, Spansion Japan has the option to purchase the equipment at an agreed upon price which the Company believes to be a bargain purchase option. In addition, Spansion Japan can renew the lease if the lessor and Spansion Japan both agree upon the renewal terms not later than six months prior to the expiration of the lease term. The Company accounted for this lease as a capital lease as it met the bargain purchase option criterion under SFAS 13, “Accounting for Leases.”

During the term of the lease, Spansion Japan is required to comply with the following financial covenants determined using accounting principles generally accepted in Japan:

•	ensure that assets exceed liabilities as of the end of each fiscal year and each six-month (mid-year) period;

•	maintain net adjusted tangible assets (as defined in the agreement) at an amount not less than 60 billion yen (approximately $516 million and $572 million as of December 25, 2005 and January 7, 2005) as of the last day of each fiscal quarter;

•	maintain total net income plus depreciation of 21,125 million yen as of the last day of fiscal year 2005 and 19,550 million yen as of fiscal 2006 (approximately $182 million and $168 million as of December 25, 2005 and approximately $201 million and $186 million, respectively, as of January 7, 2005); and

•	ensure that as of the last day of each of fiscal 2005 and fiscal 2006, the ratio of (a) net income plus depreciation to (b) the sum of interest expenses plus the amount of agreed repayments plus maintenance capital expenditures for its facilities located in Aizu-Wakamatsu, Japan, for such period is not less than 120 percent.

Because the amounts under the agreements referenced above are denominated in yen, the dollar amounts stated above are subject to change based on applicable exchange rates. The Company used the exchange rates as of December 25, 2005 and January 7, 2005 to translate the amounts denominated in yen into U.S. dollars. As of December 25, 2005, the outstanding lease obligations under the agreements were approximately $52 million (See Note 17). As of December 25, 2005, Spansion Japan was not in compliance with certain financial covenants in this agreement, but has obtained a waiver from the lessor.

On June 30, 2004, Spansion Japan entered into sale-leaseback transactions with a third-party financial institution for certain equipment in the amount of 748 million yen (approximately $7 million on June 30, 2004) of cash proceeds. Upon execution of the agreement, the equipment had a net book value of approximately $7 million. As the present value of the minimum lease payments was more than 90 percent of the fair values of the equipment at the inception of the lease, the Company accounted for the leaseback transaction as a capital lease. As of December 25, 2005 and December 26, 2004, the outstanding lease obligation under this agreement was approximately $3 million and $6 million, respectively.

On March 17, 2004, Spansion Japan entered into sale-leaseback transactions with a third-party financial institution for certain equipment in the amount of 3 billion yen (approximately $27 million on March 17, 2004) of cash proceeds. Upon execution of the agreement, the equipment had a net book value of approximately $26 million. As the present value of the minimum lease payments was more than 90 percent of the fair values of the equipment at the inception of the lease, the Company accounted for the leaseback transactions as a capital lease. This transaction did not result in a significant gain or loss. As of December 25, 2005 and December 26, 2004, the outstanding lease obligation under this agreement was approximately $11 million and $21 million, respectively.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

On September 26, 2003, Spansion Japan entered into a sale-leaseback transaction with a third-party financial institution for certain equipment in the amount of approximately 7 billion yen (approximately $63 million on September 26, 2003) of cash proceeds. Upon execution of the agreement, the equipment had a net book value of approximately $64 million. As the present value of the minimum lease payments was more than 90 percent of the fair values of the equipment at the inception of the lease, the Company accounted for the leaseback transactions as a capital lease. This transaction did not result in a significant gain or loss. As of December 25, 2005 and December 26, 2004, the outstanding lease obligations under this agreement were approximately $17 million and $39 million, respectively.

On September 15, 2003, the Company entered into a sale-leaseback transaction with a third-party financial institution for certain equipment in the amount of approximately $79 million of cash proceeds. Upon execution of the agreement, the equipment had a net book value of approximately $78 million. As the lease agreement contained a bargain purchase option, the Company accounted for the leaseback transaction as a capital lease. This transaction did not result in a significant gain or loss. As of December 25, 2005 and December 26, 2004, the outstanding lease obligations under this agreement were approximately $15 million and $42 million, respectively.

On July 16, 2003, Spansion Japan entered into a sale-leaseback transaction with a third-party financial institution for certain equipment in the amount of 12 billion yen (approximately $100 million on July 16, 2003) of cash proceeds. Upon execution of the agreements, the equipment had a net book value of approximately $168 million. As the term on the leaseback transaction is more than 75 percent of the remaining estimated economic life of the equipment, the Company accounted for the leaseback transaction as a capital lease. The Company recognized an immediate loss of approximately $18 million on the transaction equal to the difference in the fair market value of the equipment and its net book value at the time of the transaction. The Company also recorded a deferred loss on the balance sheet of approximately $50 million, the difference between the remaining book value of the equipment after the immediate loss recognized and the proceeds from the sale lease-back transaction. This deferred loss is being amortized over the term of the lease in proportion to the amortization of the underlying leased assets. AMD and Fujitsu each guaranteed 50 percent of the outstanding obligations under the lease arrangement. As of December 25, 2005 and December 26, 2004, the outstanding lease obligations under this agreement were approximately $24 million and $60 million, respectively. As of December 25, 2005, Spansion Japan was not in compliance with certain financial covenants in this agreement, but has obtained a waiver from the lessors.

As of December 25, 2005 and December 26, 2004, the Company had aggregate outstanding capital lease obligations of approximately $216 million and $184 million, respectively. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2009. Leased assets consist principally of machinery and equipment.

The gross amount of assets recorded under capital leases totaled approximately $396 million and $360 million as of December 25, 2005 and December 26, 2004, respectively and accumulated amortization of these leased assets was approximately $229 million and $157 million as of December 25, 2005 and December 26, 2004, respectively. These leased assets are included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense. AMD has guaranteed approximately $36 million and $87 million and of the Company’s aggregate outstanding capital lease obligations as of December 25, 2005 and December 26, 2004, respectively. Fujitsu has guaranteed approximately $18 million and $47 million of the Company’s aggregate outstanding capital lease obligations as of December 25, 2005 and December 26, 2004, respectively.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Future Debt and Capital Leases Obligations

For each of the next five years and beyond, the Company’s debt and capital lease obligations outstanding as of December 25, 2005 are as follows:

	Debt Obligations to Related Parties	Other Debt	Capital Leases	Total
Fiscal 2006	$21,638	$103,041	$120,260	$244,939
Fiscal 2007	1,526	30,975	75,134	107,635
Fiscal 2008	1,526	—	27,321	28,847
Fiscal 2009	255	—	16,580	16,835
Fiscal 2010	—	—	—	—
2011 and beyond	175,000	250,000	—	425,000

	199,945	384,016	239,295	823,256
Less amount representing interest			(23,400)	(23,400)
Less amount representing discount	(16,030)	(24,213)		(40,243)

Total at present value	$183,915	$359,803	$215,895	$759,613

9. Guarantees of Company Debt by Related Parties/Members

The following tables summarize the amounts guaranteed by AMD and Fujitsu related to the underlying liabilities of the Company:

Liabilities Guaranteed by AMD

	Dec. 25, 2005	Dec. 26, 2004
	(in thousands)
July 2003 Spansion term loan guarantee	$—	$26,759
Spansion capital lease guarantees	35,851	87,303
Spansion operating lease guarantees	7,071	24,414

Total debt guaranteed by AMD	$42,922	$138,476

Liabilities Guaranteed by Fujitsu

	Dec. 25, 2005	Dec. 26, 2004
	(in thousands)
July 2003 Spansion term loan guarantee	$—	$17,840
Spansion Japan term loan guarantee (1)	72,274	127,389
Spansion capital lease guarantees	18,184	46,880
Spansion operating lease guarantees	722	4,767

Total debt guaranteed by Fujitsu	$91,180	$196,876

(1)	AMD agreed to reimburse Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan.

The amounts above represent the principal amounts of the underlying obligations guaranteed by AMD and Fujitsu and are exclusive of obligations for interest, fees and expenses.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Commitments

Certain equipment and facilities are leased under various operating leases expiring at various dates through the year 2009. Certain of these leases contain renewal options. Rental expense was $35.7 million, $30.6 million and $16.6 million for the years ended December 25, 2005 and December 26, 2004, and the nine-month period ended December 28, 2003, respectively.

Future minimum lease payments under operating leases and unconditional commitments to purchase manufacturing supplies and services as of December 25, 2005 are as follows:

	Operating Leases	Unconditional Purchase Commitments
	(in thousands)
Fiscal 2006	$18,323	$40,719
Fiscal 2007	11,209	26,639
Fiscal 2008	4,656	15,285
Fiscal 2009	15	1,344
Fiscal 2010	—	—

	$34,203	$83,987

In June 2002, AMD and Fujitsu entered into a non-exclusive, perpetual license to manufacture and distribute a third-party company’s patented technology. AMD and Fujitsu agreed to pay this third-party company a running royalty based on AMD’s and Fujitsu’s annual cumulative net sales on the sale of products containing this technology. The royalty is triggered only if annual cumulative sales targets are met. The license to manufacture and distribute these products was assigned to the Company as of September 1, 2003. Royalty related to the sale of products containing this license was not significant in fiscal 2005. The Company did not meet the minimum requirements to trigger royalty payments in fiscal 2004.

11. Interest and Other Income (Expense), Net

	Year Ended Dec. 26, 2005	Year Ended Dec. 26, 2004	Nine Months Ended Dec. 28, 2003
	(in thousands)
Interest income	$3,017	$2,708	$917
Other income (expense), net	156	490	418

	$3,173	$3,198	$1,335

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004	Nine Months Ended Dec. 28, 2003
	(In thousands)
Current:
U.S. Federal	$3,826	$—	$—
U.S. State and Local	150	—	—
Foreign National and Local	1,105	21,207	3,983

	5,081	21,207	3,983

Deferred:
U.S. Federal	(2,637)	—	—
U.S. State and Local	(959)	—	—
Foreign National and Local	(24,111)	(35,220)	(8,403)

	(27,707)	(35,220)	(8,403)

Benefit for income taxes	$(22,626)	$(14,013)	$(4,420)

Pre-tax losses from foreign operations were $41 million for the year ended December 25, 2005, $0.7 million for the year ended December 26, 2004 and $2 million for the nine-month period ended December 28, 2003.

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 25, 2005 and December 26, 2004 are as follows:

	Dec. 25, 2005	Dec. 26, 2004
	(In thousands)
Deferred tax assets:
Net operating loss carryovers	$73,579	$1,181
Deferred distributor income	14,432	—
Inventory valuation	13,639	31,648
Accrued expenses not currently deductible	12,676	21,180
Pension benefits	957	8,421
Fixed assets	24,254	16,017
Federal tax credit carryovers	1,990	—
Other	949	—

Total deferred tax assets	142,476	78,447
Less: valuation allowance	(63,920)	(14,203)

	78,556	64,244

Deferred tax liabilities:
Property, plant and equipment	(50,770)	(79,869)
Capitalized interest	(4,924)	—
Unrealized gain on investments	(2,552)	—
Unrealized gain on balance sheet translation	(3,482)	—
Other	(4,746)	—

Total deferred tax liabilities	(66,474)	(79,869)

Net deferred tax assets (liabilities)	$12,082	$(15,625)

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

In 2005, the valuation allowance increased by $50 million primarily due to losses incurred in the U.S. and an increase in reinvestment allowances in Malaysia. The net valuation allowance decreased by $6.1 million in 2004 due to the realization of pension benefits and the utilization of tax loss carryforwards in China. The valuation allowance increased by $5.0M in 2003 for pension benefits net of utilization of tax carryforwards in China. Approximately $0.5 million of the valuation allowance is for the stock option deduction arising from activity under Company’s stock option plans, the benefits of which will increase capital in excess of par when realized.

As of December 25, 2005, the Company had federal and state net operating loss carryforwards of approximately $157 million and $19 million respectively. These net operating losses, if not utilized, expire from 2023 to 2025. The Company had foreign net operating loss carryforwards of approximately $44 million that will expire in 2012. The Company also has federal tax credit carryforwards of $1.7 million which expire from 2023 to 2025 and foreign tax credits of $0.3 million which expire in 2015.

The table below displays the reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes. For purposes of the reconciliation between the provision (benefit) for income taxes and the effective rate for the period prior to the IPO in the year ended December 25, 2005 and earlier periods, a notional U.S. rate of 35 percent is applied.

	Tax	Rate
	(In thousands except for percentages)
Year Ended December 25, 2005
Statutory federal income tax expense	$(114,360)	35.0%
State taxes, net of federal benefit	150	-0.1%
Foreign income at other than U.S. rates	(8,500)	2.6%
U.S. net operating losses not benefited	100,084	-30.6%

Benefit for income taxes	$(22,626)	6.9%

Year Ended December 26, 2004
Provision at U.S. notional statutory rate	$(11,801)	35.0%
Losses not subject to U.S. notional income tax	11,571	(34.3)%
Foreign income at other than U.S. rates	(7,680)	22.8%
Valuation allowance	(6,103)	18.1%

Benefit for income taxes	$(14,013)	41.6%

Nine Months Ended December 28, 2003
Provision at U.S. notional statutory rate	$(46,677)	35.0%
Losses not subject to U.S. notional income tax	45,947	(34.5)%
Foreign income at other than U.S. rates	(8,691)	6.5%
Valuation allowance	5,001	(3.7)%

Benefit for income taxes	$(4,420)	3.3%

The Company has made no provision for U.S. income taxes on approximately $373 million of cumulative undistributed earnings of certain foreign subsidiaries at December 25, 2005 because it is the Company’s intention to reinvest such earnings. If such earnings were distributed, the Company would accrue additional income tax expense of approximately $46 million.

The American Jobs Creation Act of 2004 allows a special one-time deduction for dividends received on the repatriation of certain foreign earnings to U.S. taxpayers. The Company does not anticipate making such a repatriation dividend during the qualifying time period.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

13. Stock-Based Incentive Compensation Plans

The Company has reserved 9,500,000 shares of Class A common stock available for issuance under the Company’s 2005 Equity Incentive Plan in the form of equity awards, including incentive and nonqualified stock options and restricted stock units. The 2005 Equity Incentive Plan is administered by the compensation committee of the Company’s board of directors, and that committee has the authority to, among other things, grant awards, accelerate or extend the vesting or exercisability of awards and determine the date of grant of an award. Shares that are subject to or underlie awards which expire or for any reason are cancelled, terminated or forfeited, or fail to vest will again be available for grant under the plan. The maximum term of the options will be 10 years from the date of grant and the exercise price of each option will be determined under the applicable terms and conditions as approved by the committee.

The 2005 Equity Incentive Plan provides that awards may be granted to an officer or employee, consultant or advisor of the Company or its subsidiaries; provided that, the incentive stock options granted under the plan may only be granted to employees of the Company or its subsidiaries. The exercise price of each incentive stock option will be required to be not less than 100 percent of the fair market value of our common stock on the date of grant and to be not less than 110 percent if such options are granted to persons who have more than 10 percent of the total voting power of all classes of our stock.

The 2005 Equity Incentive Plan provides for payment of the exercise price of options in the form of, among other things, cash, services rendered, notice and third party payments as authorized by the committee, delivery of shares of common stock and cashless exercise with a third party who provides financing for the purposes of the purchase or exercise of the award.

The committee may, in its discretion, accelerate vesting of the awards under the plan under certain circumstances, including:

•	the acquisition by a person other than AMD or its affiliates of more than 33 percent of either the then outstanding shares of our common stock or the combined voting power entitled to vote in the election of directors, except for any such acquisition by Fujitsu or its affiliates so long as such level of ownership is (1) less than AMD’s level of ownership in such securities and (2) not more than 40 percent of our outstanding shares of our common stock or the combined power entitled to vote in the election of directors;

•	change in the control of the majority of the board of directors; and

•	the consummation of a reorganization, share exchange, merger, consolidation, or a sale or other dispositions of all or substantially all of our assets.

The Company granted options to purchase 1,949,750 shares of the Company’s Class A common stock under its 2005 Equity Incentive Plan on the date of the Company’s IPO at an exercise price equal to the initial offering price of the stock of $12.00 per share. These options vest ratably over a period of four years and expire if not exercised by the 7th anniversary of the grant date. No other stock option grants, cancellations or exercises have occurred through the year ended December 25, 2005.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Shares Available to Grant

Number of awards available for grant under the 2005 Equity Incentive Plan:

December 25, 2005
Amounts reserved for grant	9,500,000
Stock options granted through December 25, 2005	(1,949,750)
Restricted stock awards granted through December 25, 2005	(3,604,090)

Shares available for grant	3,946,160

Employee Stock Purchase Plan

The 2005 Employee Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code with the purpose of providing eligible employees (including officers) and eligible employees of participating subsidiaries with an opportunity to purchase Class A common stock through payroll deductions. The 2005 Employee Stock Purchase Plan will allow eligible and participating employees to purchase, through payroll deductions, shares of Class A common stock at a discount, not to exceed 15 percent, applied to either (1) the fair market value per share of Class A common stock on the first business date of a three-month offering period, or (2) the fair market value per share of Class A common stock on the last business date of that three-month offering period. The Company has reserved 2,250,000 shares of Class A common stock available for issuance under the plan. As of December 25, 2005, no shares have been issued under this plan and the Company has not determined whether it will issue shares under this plan in the future. The 2005 Employee Stock Purchase Plan will be administered by the compensation committee.

14. Employee Benefit Plans

Employee Pension Benefits

Certain employees of Spansion Japan were enrolled in a defined benefit pension plan and/or a lump-sum retirement benefit plan sponsored by Fujitsu. The Company, by agreement with Fujitsu, is required to fund those proportional benefit obligations attributable to the Company’s employees enrolled in these plans as of June 30, 2003. Until September 1, 2005, the Company accounted for its participation in these plans as multiemployer plans wherein the expense recorded for the plans was equal to its annual cash contributions. The Company recorded estimated pension expense of approximately $5.7 million, $7.5 million and 7.0 million for the years ended December 25, 2005, December 26, 2004 and for the nine-month period ended December 28, 2003, respectively. There were no unpaid contributions for the years ended December 25, 2005, December 26, 2004 and the nine-month period ended December 25, 2005.

Historically, the Fujitsu pension plan included a substitutional portion which was based on the pay-related part of old-age pension benefits prescribed by the Japan Welfare Pension Insurance Law (JWPIL) and is similar to Social Security benefits in the United States. Benefits under the substitutional portion are calculated based on a standard remuneration schedule determined by the JWPIL. In 2001, the JWPIL was amended to allow employers to transfer the substitutional portion of employer pension plans back to the Japanese government. The transfer process takes place in four distinct phases. In Phase I, an agreement of separation and transfer is obtained from covered employees and subsequent application is made to the Japanese government for the transfer. In Phase II, the Japanese government either approves or denies the application. Upon receipt of approval, the employer is relieved of the pension obligation related to future employee service under the substitutional portion of the plan. The employer then resumes making contributions to Japanese government. In Phase III, a second application is made to the Japanese government to relieve the employer of the pension obligation related to past employee

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

service. In Phase IV, the Japanese government gives final approval for the separation. Upon receipt of approval, the employer is relieved of its obligation for past employee service under the substitutional portion. Plan assets related to the substitutional portion are then transferred to the Japanese government.

As of December 26, 2004, the Company recorded an accrued pension liability associated with its pending withdrawal from the Fujitsu plans of approximately $23.6 million. The amount of accrued pension liability recorded included an estimate of a minimum pension liability arising from the underfunded status of the Fujitsu plans. As of December 26, 2004, the estimate of the minimum pension liability was approximately $7.7 million, net of taxes of approximately $5.4 million. The estimates and assumptions the Company used to record its liability were based on the best available data and its then current understanding of the assets and liabilities that would be assigned to the Company.

Establishment of Spansion Japan Pension Plan

Through an arrangement with Fujitsu, the Company was scheduled to withdraw from the plans by no later than the end of 2005 and assume the pension obligation associated with its own employees. On June 29, 2005, Spansion Japan (or the Company) filed an application to form its own corporate pension plan with the Japanese Ministry of Health, Labor and Welfare. On September 1, 2005, the Company adopted the new Spansion Japan pension plan and changed the formula to a cash balance formula. On September 9, 2005, the plan was approved by the Japanese government. The Company transitioned into a non-contributory defined benefit pension plan for certain employees of Spansion Japan. The new pension plan has two components. The first component provides a lump-sum payment, or twenty-year certain annuity or twenty-year guaranteed life annuity. The second component consists of a lump-sum payment or an optional period certain annuity. Participants have the option to choose a cash payment in lieu of participation in the second component. The effective date of the plan is September 1, 2005. Assets and obligations have been transferred from the Fujitsu Group Employee Pension Fund (“EPF”) to the newly adopted Spansion Japan pension plan.

As of December 25, 2005, the new Spansion Japan pension plan had Accumulated Benefit Obligation (ABO) and Projected Benefit Obligation (PBO) of approximately $76 million. As part of the transfer of benefits from the EPF, the new Spansion Japan pension plan also received approximately $49 million in pension assets directly from the EPF trust.

As a result of the adoption of the plan and amendment to a cash balance formula on September 1, 2005, a prior service cost base was established for approximately $13 million, an unrecognized net loss base was established for approximately $8 million, and an additional minimum liability was recognized for $20 million.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The below tables summarizes the funded status of the plan as well as components of the additional minimum liability as of December 25, 2005:

Dec. 25, 2005
(in millions)
Change in Projected Benefit Obligation
Benefit obligation at September 1, 2005	$(82)
Service cost	(2)
Interest cost	—
Plan participants’ contributions	—
Amendments	—
Actuarial gain/(loss)	7
(Divestiture)/acquisition	—
Benefits paid	1

Benefit obligation at December 25, 2005	$(76)

Change in Fair Value of Plan Assets
Fair value of plan assets at September 1, 2005	$49
Actual return on plan assets	1
Acquisition/(divestiture)	—
Employer contribution	15
Plan participants’ contributions	—
Benefits paid	(1)
Other increases/(decreases)	—

Fair value of plan assets at December 25, 2005	$64

	Dec. 25, 2005	Sept. 1, 2005
	(in millions)
Reconciliation of Funded Status
Accumulated benefit obligation	$(76)	$(82)
Projected benefit obligation	(76)	(82)
Fair value of assets	64	49

Funded status	(12)	(33)
Unrecognized net actuarial loss	2	8
Unrecognized prior service cost	12	13

Prepaid/(accrued) benefit cost	2	(12)

Unfunded Accumulated Benefit Obligation	$(12)	$(33)

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

As this is the first year of the plan, no prior asset measurement exists. As of December 25, 2005, the plan had approximately $64 million in assets.

	Dec. 25, 2005	Sept. 1, 2005
	(in millions)
Liabilities
Accrued/(benefit) pension cost	$2	$(13)
Additional minimum liability	(14)	(20)

Total accrued pension cost	(12)	(33)

Assets
Prepaid pension cost	—	—
Intangible assets	11	13

Total assets	11	13
Accumulated other comprehensive income	2	8

Accrued benefit cost	$(3)	$(28)

The below table summarizes the weighted average assumptions used for purposes of calculating the benefit obligations as of December 25, 2005 and September 1, 2005:

	Dec. 25, 2005	Sept. 1, 2005
Discount rate	2.00%	1.50%
Average rate of compensation increase	2.70%	2.70%
Cash balance interest crediting rate	2.00%	1.50%

The below table summarizes the components of the net periodic pension expense from September 1, 2005 to December 25, 2005:

Period from Sept. 1, 2005 to Dec. 25, 2005
(in millions)
Service cost	$1.6
Interest cost	0.4
Expected return on plan assets	(0.5)
Amortization of transition obligation/(asset)	—
Amortization of prior service cost	0.2
Amortization of net loss/(gain)	—

Total net periodic pension expense	$1.7

The below table summarizes the weighted average assumptions used for purposes of calculating the net periodic pension expense for the period ended December 25, 2005:

Dec. 25, 2005
Discount rate	1.50%
Expected long-term return on plan assets	2.50%
Average rate of compensation increase	2.70%
Cash balance interest crediting rate	1.50%

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The assumed rate of compensation increase varies based on age from 5.49 percent at age 18 and gradually decreases to 0 percent at age 59. All participants are assumed to retire at age 60.

The long-term-rate-of-return on plan assets is 2.50 percent. This assumption was determined using the building block approach based upon the best estimate range of equity securities earning 3.0 percent to 4.0 percent and debt securities earning 1.5 percent to 2.0 percent, as summarized below:

Asset Category	Percentage of Plan Assets	Expected Return by Asset Class	Percentage of Plan Assets
Equity Securities	40%	3.50%	1.40%
Debt Securities	57%	1.93%	1.10%
Cash	3%	0%	0%

Total	100%		2.50%

The Company uses Japanese government bonds for setting the discount rate. Japanese government 20-year bonds currently yield in the 2.0 percent range. Due to the current yield on the Japanese government 20-year bonds, the Company believes that a discount rate of 2.0 percent is appropriate as of December 25, 2005.

Spansion Pension Plan weighted-average asset allocations by asset category at December 25, 2005 and September 1, 2005 are as follows:

	Dec. 25, 2005	Sept. 1, 2005
Asset Category
Equity Securities	46%	40%
Debt Securities	51%	57%
Cash	3%	3%

Total	100%	100%

No plan assets are invested in employer securities and no future benefits are currently covered by insurance contracts issued by the insurer or related parties.

The pension plan’s investment policy is to invest in assets to best match liabilities and minimize underfunding and risks to the employer related to additional pension contributions. The Company is not currently anticipating investing in non-traditional investments.

The Company expects to contribute $11.2 million to the new Spansion Japan pension plan during the fiscal year ending December 31, 2006.

The plan was not accounted for under single employer plan accounting; therefore, no prior calculation of net period pension expense was completed. However, in prior years, pension expense was recognized equal to cash contributions for the year.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The below table summarizes the benefits expected to be paid under the new Spansion Japan pension plan in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

Fiscal Year	Expected Benefit Payments
2006	$364,000
2007	458,000
2008	579,000
2009	672,000
2010	872,000
2011-2015	6,590,000

Profit Sharing Program

Effective June 30, 2003 and through the end of fiscal 2005, the Company elected to participate in AMD’s profit sharing program. Under the plan, the Company can allocate profit sharing contributions quarterly in any quarter in which there is an operating profit. Eligible employees who have worked with the Company for three months or more may participate in this program. Profit sharing expense under this plan was approximately $0, $3.3 million and $1.1 million for the years ended December 25, 2005 and December 26, 2004 and the nine-month period ended December 28, 2003, respectively.

Retirement Savings Plan

Effective June 30, 2003 and through the end of fiscal 2005, the Company elected to participate in AMD’s retirement savings plan, commonly known as a 401(k) plan. The plan allows the Company’s U.S. employees to contribute up to 100 percent of their pre-tax salary subject to Internal Revenue Service limits. The Company matches employee contributions at a rate of 50 cents on each dollar of the first six percent of participants’ contributions, to a maximum of three percent of eligible compensation. The Company’s matching contributions to the 401(k) plan were approximately $4.3 million, $3.7 million and $1.5 million for the years ended December 25, 2005 and December 26, 2004 and the nine-month period ended December 28, 2003 respectively.

15. Segment Reporting

The Company operates and tracks its results in one reportable segment. The Company designs, manufactures and markets Flash memory products for the wireless and embedded markets.

Geographical revenue information is based on the customer’s bill-to location. The following table presents a summary of net sales by geographic areas for the periods presented:

	Year ended Dec. 25, 2005	Year ended Dec. 26, 2004	Nine Months Ended Dec. 28, 2003
	(in thousands)
United States (net sales to AMD)	$1,114,150	$1,211,033	$650,097
Japan (net sales to Fujitsu)	888,655	1,051,194	543,115

Total	$2,002,805	$2,262,227	$1,193,212

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Long-lived assets information is based on the physical location of the assets at the end of each fiscal year. The following table presents a summary of long-lived assets by geography:

	Dec. 25, 2005	Dec. 26, 2004
United States	$744,026	$675,606
Japan	578,676	880,920
Other countries	265,061	257,188

	$1,587,763	$1,813,714

16. Change in Capital Structure

In connection with the Company’s IPO, the Company was converted from a limited liability company to a corporation. The Company’s authorized capital stock consists of 714,999,998 shares of Class A common stock, par value $0.001 per share, one share of Class B common stock, par value $0.001 per share, one share of Class C common stock, par value $0.001 per share, 35,000,000 shares of Class D common stock, par value $0.001 per share and 50,000,000 shares of Preferred Stock, par value $0.001 per share.

Common Stock

Upon the completion of the IPO, there were 95,793,402 shares of Class A common stock issued and outstanding, one share of Class B common stock issued and outstanding and beneficially held by AMD, one share of Class C common stock issued and outstanding and beneficially held by Fujitsu and 32,352,934 shares of Class D common stock issued and outstanding and beneficially held by Fujitsu.

Except as described below or as required by law, the holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by stockholders and shall vote together as a single class. Stockholders are not entitled to cumulative voting rights, and, accordingly, the holders of a majority of the shares voting for the election of directors can elect the entire board if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person to the board of directors. Amendments to the Company’s certificate of incorporation that would alter or change the powers, preferences or special rights of any class of the Company’s common stock, so as to affect the holders of such class adversely, must be proposed in a resolution adopted by the Company’s board of directors, declaring its advisability, and must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class.

Holders of the Company’s Class A common stock have the right to vote to elect four Class A directors. AMD has the right to vote its share of Class B common stock to elect two Class B directors and Fujitsu has the right to vote its share of Class C common stock to elect one Class C director. The number of directors to be elected by holders of Class B common stock or Class C common stock is dependent on such holder’s aggregate ownership interest in the Company, as set forth in the Company’s certificate of incorporation. Holders of the Company’s Class D common stock have no right to elect any directors.

Certain restrictions and obligations have been placed on AMD and Fujitsu and on their respective shares of the Company’s common stock, that pertain to the management and governance of the Company (the Stockholders Agreement). Pursuant to the Stockholders Agreement, AMD and Fujitsu agree to vote all shares of common stock held by them or their affiliates so as to cause:

•	after the conversion of the Class D common stock, the election of each Class A director proposed for election by the Nominating Committee of the Company’s Board;

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

•	for so long as each of AMD and Fujitsu, or their respective affiliates, own at least 15 percent of the Company’s capital stock on an as converted to a common stock basis, the election of the Company’s Chairman of the Board:

•	to be the Company’s Class C director, subject to approval of a majority of the Company’s Class B directors, until the Company’s 2007 annual stockholders meeting, provided, however, that until the Company’s 2007 annual stockholder meeting (but not thereafter) the holder of Class C Common Stock may, at its discretion select any Class B director, instead of the Class C Director, as the Chairman of the Board;

•	from the Company’s Class B directors, subject to approval of the Company’s Class C director from the Company’s 2007 annual stockholders meeting until the Company’s 2010 annual stockholders meeting; and

•	from either the Company’s Class B directors or Class C director with the right to elect rotating directors every three years between AMD and Fujitsu.

AMD has also agreed that, until the Class D common Stock is converted into Class A Common Stock, it will vote its shares of Class A Common Stock (or cause such shares to be voted) in the same manner and percentage as the holders of Class A Common Stock with respect to any election of Class A directors.

The Stockholders Agreement with AMD and Fujitsu also provides for certain transfer restrictions. Neither stockholder can transfer any shares, except to majority-owned subsidiaries, until the earlier of December 21, 2006 and the conversion of the Class D common stock. In addition, neither AMD nor Fujitsu can transfer shares in an amount equal to or greater than one percent of the then common stock outstanding to any entity whose principal business competes with us, unless first obtaining the consent of the non-transferring stockholder, such consent not to be unreasonably withheld after June 30, 2007. The Stockholders Agreement also includes a right of first refusal for certain transfers pursuant to which each party, upon receipt of an offer by a third party to purchase its holdings of the Company’s common shares, must first give the other party the right to purchase all or part of such shares upon the same terms and conditions. With the exception of board observer rights granted to AMD and Fujitsu, the Stockholders Agreement will terminate when each party’s aggregate ownership interest in the Company’s falls below ten percent.

Although the Company does not anticipate paying dividends on its common stock in the foreseeable future, the Company’s certificate of incorporation provides that the holders of its common stock are entitled to receive such dividends, if any, as may be declared from time to time by the board of directors, in its discretion, from funds legally available and subject to prior dividend rights of holders of any shares of preferred stock which may be outstanding. However, the terms of the Company’s current credit arrangements restrict its ability to declare or pay dividends on its common stock. Upon liquidation or dissolution of the Company, subject to prior liquidation rights of the holders of any shares of preferred stock which may be outstanding, the holders of common stock are entitled to receive on a pro rata basis the Company’s remaining assets available for distribution. Holders of the Company’s common stock have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

There are no conversion rights with respect to the Company’s Class A common stock. The Company’s Class B common stock, Class C common stock and Class D common stock are convertible automatically into Class A common stock upon the occurrence of certain events. The Company’s Class B common stock will convert automatically on a one-for-one basis into Class A common stock in the event that AMD’s aggregate ownership interest in the Company falls below ten percent of the outstanding shares of the Company’s capital stock, as calculated on an as-converted to common stock basis, or AMD transfers its share of Class B common stock to

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

any person other than an AMD affiliate. The Company’s Class C common stock will convert automatically on a one-for-one basis into Class A common stock in the event that Fujitsu’s aggregate ownership interest in the Company falls below ten percent of the outstanding shares of the Company’s capital stock, as calculated on an as-converted to common stock basis, or Fujitsu transfers its share of Class C common stock to any person other than a Fujitsu affiliate. The Company’s Class D common stock will convert automatically on a one-for-one basis into Class A common stock upon the earlier of November 22, 2006 and the date upon which the Company’s Board of Directors elects to cause the Class D common stock to convert following a determination that such conversion is in the Company’s best interests. In the event of any such conversion, any rights specifically granted to the holders of Class B common stock, Class C common stock or Class D common stock, as the case may be, shall cease to exist, and the Company will not be authorized to reissue such shares of Class B common stock, Class C common stock or Class D common stock, as the case may be.

In the event of the Company’s merger or consolidation with or into another company in connection with which shares of common stock are converted into or exchangeable for shares of stock or other securities or property (including cash), all holders of common stock, regardless of class, will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash).

Preferred Stock

The Company’s board of directors has the authority, without action by the stockholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, such as dividend rates, dividend rights, liquidation preferences, voting rights and the number of shares constituting any series and designation of such series which may be greater than the rights of the common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock upon the rights of holders of the common stock until the board of directors determines the specific rights of the holders of such preferred stock. However, the effects might include, among other things:

•	restricting dividends on the common stock;

•	diluting the voting power of the common stock;

•	impairing the liquidation rights of the common stock; or

•	delaying or preventing a change of control of Spansion without further action by the stockholders.

17. Subsequent Events (Unaudited)

Spansion China Line of Credit

On February 15, 2006, the Company repaid the remaining outstanding principal of $15 million and interest of approximately $121,000 under the Spansion China Line of Credit.

Spansion Penang Loan

In January 2006, this loan was transferred from AMD to Spansion Penang. Spansion Penang now owes a third-party financial institution the amount outstanding under this loan.

Spansion Japan 2006 Revolving Credit Facility

On December 26, 2005, Spansion Japan entered into an uncommitted revolving credit facility agreement with a certain Japanese financial institution in the aggregate principal amount of up to 3.0 billion yen (or up to

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

approximately $25.5 million as of March 9, 2006). Because the amount subject to the credit facility is denominated in yen, the dollar amount stated above is subject to change based on applicable exchange rates.

Spansion Japan may, pursuant to the terms of the credit facility, borrow amounts in increments of 50 million yen (approximately $425,000 based as of March 9, 2006), which may remain outstanding for up to three months. Amounts borrowed under the credit facility bear interest at a rate equal to the Tokyo Interbank Offered Rate, or TIBOR, at the time of the drawdown, plus a margin of 0.5% per annum.

Pursuant to the terms of the credit facility, Spansion Japan is required, among other things, to submit any annual securities reports, semiannual reports, quarterly reports, extraordinary reports, revision reports, and group reports and accounts prepared by Spansion Japan to the Japanese financial institution.

In addition, Spansion Japan is not permitted, among other things, to:

•	create any security interests or liens on any of its assets, subject to certain exceptions;

•	subordinate the payment of its debt under the credit facility to the payment of any unsecured debts; and

•	enter into any merger, company partition, exchange or transfer of shares, assign all or a part of its business or assets to a third party, or otherwise transfer all or a material part of its assets to a third party, subject to certain exceptions.

The credit facility shall terminate on December 26, 2006, unless terminated earlier in the event of default, or by either party upon written notice in accordance with the terms of the credit facility.

On December 30, 2005, Spansion Japan borrowed 1.0 billion yen (approximately $8.5 million as of December 30, 2005) under this facility. This amount bears interest at a rate of 0.59 percent and must be repaid no later than March 31, 2006. On January 10, 2006, Spansion Japan borrowed an additional 2.0 billion yen (approximately $17.5 million as of January 10, 2006) under this facility. This amount bears interest at a rate of 0.60 percent and must be repaid no later than April 10, 2006.

Amendment to Lease Agreement

On December 30, 2005, Spansion Japan and a third-party financial institution entered into an amendment agreement, which amended the master lease agreement between Spansion Japan and a third-party financial institution dated as of January 5, 2005. Pursuant to the terms of the amendment, the covenants requiring Fujitsu Limited to hold not less than 40% share ownership in Spansion Japan were deleted (See Note 8).

Termination of Spansion Japan Term Loan

On December 30, 2005, Spansion Japan voluntarily prepaid and terminated the Spansion Japan Term Loan agreement. The outstanding principal and interest on the loan as of December 30, 2005, was approximately 8.4 billion yen (approximately $71.3 million as of December 30, 2005). There were no penalties associated with the prepayment and termination of this loan agreement (See Note 8).

Spansion Japan Revolving Credit Facility

On January 10, 2006, Spansion Japan repaid 5.0 billion yen (approximately $43.7 million as of January 10, 2006) of the principal balance and interest outstanding under this facility. On February 24, 2006, Spansion Japan borrowed 2.0 billion yen (approximately $17.1 million as of February 24, 2006) under this facility. This amount bears interest at the rate of 0.56 percent and must be repaid no later than March 24, 2006 (See Note 8).

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Spansion China Bank Enterprise Cooperation Agreement

Subsequent to December 25, 2005, Spansion China borrowed approximately $2.1 million under the U.S. dollar denominated credit facility and approximately RMB 48 million (approximately $5.9 million as of March 7, 2006) under the RMB denominated credit facility. The interest rates for the loans denominated in U.S. dollars range from 5.70 percent to 6.01 percent. The RMB denominated loans bear interest at 5.18 percent (See Note 8).

Spansion Japan Uncommitted Revolving Credit Facility

On December 30, 2005, Spansion Japan borrowed 2.0 billion yen (approximately $17.0 million as of December 30, 2005) under this facility. This amount bears interest at a rate of 0.59 percent and must be repaid no later than March 31, 2006 (See Note 8).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Spansion Inc.

We have audited the accompanying consolidated balance sheets of Spansion Inc. as of December 25, 2005 and December 26, 2004 and the related consolidated statements of operations, stockholders’ equity /members’ capital and cash flows for the years ended December 25, 2005 and December 26, 2004, and for the nine months ended December 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Spansion Inc. at December 25, 2005 and December 26, 2004, and the consolidated results of its operations and its cash flows for the years ended December 25, 2005 and December 26, 2004, and for the nine months ended December 28, 2003, in conformity with U.S. generally accepted accounting principles.

/S/    ERNST & YOUNG LLP

San Jose, California

March 3, 2006

Supplementary Financial Data

(Unaudited)

(in thousands, except per share amounts)

	Dec. 25 2005	Sept. 25, 2005	June 26, 2005	Mar. 27, 2005	Dec. 26, 2004	Sept. 26, 2004	June 27, 2004	Mar. 28, 2004
Net sales to members	$591,596	$515,653	$462,367	$433,189	$486,976	$518,233	$650,687	$606,331
Cost of sales	497,459	445,307	430,477	436,686	414,957	406,153	517,459	502,293

Gross profit	94,137	70,346	31,890	(3,497)	72,019	112,080	133,228	104,038
Other expenses:
Research and development	75,749	74,124	74,597	71,379	71,755	71,975	70,043	67,181
Marketing, general and administrative	55,127	45,259	45,426	36,099	36,543	33,730	32,014	34,872

Operating income (loss)	(36,739)	(49,037)	(88,133)	(110,975)	(36,279)	6,375	31,171	1,985
Interest and other income, net	677	432	779	1,285	975	751	1,181	291
Interest expense	(11,458)	(11,363)	(11,076)	(11,135)	(10,193)	(9,996)	(10,179)	(9,797)

Income (loss) before income taxes	(47,520)	(59,968)	(98,430)	(120,825)	(45,497)	(2,870)	22,173	(7,521)
Provision (benefit) for income taxes	8	1,755	(12,406)	(11,983)	(18,910)	(1,193)	9,216	(3,126)

Net income (loss)	$(47,528)	$(61,723)	$(86,024)	$(108,842)	$(26,587)	$(1,677)	$12,957	$(4,395)

Net income (loss) per share
Basic	$(0.63)	$(0.85)	$(1.19)	$(1.50)	$(0.37)	$(0.02)	$0.18	$(0.06)
Diluted	$(0.63)	$(0.85)	$(1.19)	$(1.50)	$(0.37)	$(0.02)	$0.18	$(0.06)

Shares used in per share calculateion
Basic	75,604	72,549	72,549	72,549	72,549	72,549	72,549	72,549
Diluted	75,604	72,549	72,549	72,549	72,549	72,549	72,549	72,549

Common Stock market price range
High	$14.37	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Low	$12.00	N/A	N/A	N/A	N/A	N/A	N/A	N/A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 25, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of such date, that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting during our fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions, “Item 1—Election of Directors,” “Corporate Governance,” “Committees and Meetings of the Board of Directors,” “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions, “Committees and Meetings of the Board of Directors—Compensation Committee,” “Directors’ Compensation and Benefits,” “Executive Compensation,” “2005 Option/SAR Grants,” “Aggregated Option Exercises in 2005 and Fiscal Year-End Option Values,” “Long-Term Incentive Plan Awards,” “Employment Agreements and Change of Control Severance Arrangements” in our 2006 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions, “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2006 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption, “Certain Relationships and Related Transactions” in our 2006 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions, “Item 3—Ratification of Independent Registered Public Accounting Firm” in our 2006 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III of this Form 10-K from our 2006 Proxy Statement, our 2006 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions, “Board Compensation Committee Report on Executive Compensation,” “Board Audit Committee Report” and “Performance Graph” in our 2006 Proxy Statement is not incorporated by reference into this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The financial statements are set forth in Item 8 of this report on Form 10-K.

2. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

Exhibit Number		Description of Exhibits
3.1		Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

3.2		Amended and Restated Bylaws of Spansion Inc., filed as Exhibit 3.2 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.1		Indenture, dated as of December 21, 2005, governing the 11.25% Senior Notes due 2016, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.2		Specimen of 11.25% Senior Notes due 2016, filed as Exhibit 4.2 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.3		Indenture, dated as of December 21, 2005, governing the 12.75% Senior Subordinated Notes due 2016, filed as Exhibit 4.3 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.4		Specimen of 12.75% Senior Subordinated Notes due 2016, filed as Exhibit 4.4 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.1		Spansion Inc. 2005 Employee Stock Purchase Plan, filed as Exhibit 10.18 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.2		Spansion Inc. 2005 Equity Incentive Plan, filed as Exhibit 10.17 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.3		Form of Indemnification Agreement with Directors, filed as Exhibit 10.3 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.4		Stockholders Agreement, dated as of December 21, 2005, by and among AMD Investments, Spansion Inc., Advanced Micro Devices, Inc., and Fujitsu Limited, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.5	*	Amended and Restated Distribution Agreement between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.4 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.6		Amended and Restated Fujitsu-Spansion Patent Cross-License Agreement between Fujitsu Limited and Spansion Inc., filed as Exhibit 10.5 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.7		Amended and Restated AMD-Spansion Patent Cross-License Agreement between Advanced Micro Devices, Inc. and Spansion Inc., filed as Exhibit 10.6 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

Exhibit Number		Description of Exhibits
10.8		Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement among Fujitsu Limited, Advanced Micro Devices, Inc., AMD Investments, Inc. and Spansion Inc., filed as Exhibit 10.7 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.9		Amended and Restated Information Technology Services Agreement between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.8 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.10		Amended and Restated Information Technology Services Agreement between Spansion Inc. and Advanced Micro Devices, Inc., filed as Exhibit 10.9 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.11		Amended and Restated General Administrative Services Agreement between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.10 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.12		Amended and Restated General Administrative Services Agreement between Spansion Inc. and Advanced Micro Devices, Inc., filed as Exhibit 10.11 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.13		Amended and Restated Reverse General Administrative Services Agreement between Spansion Inc. and Advanced Micro Devices, Inc., filed as Exhibit 10.12 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.14	*	Amended and Restated Non-Competition Agreement among Spansion Inc., Advanced Micro Devices, Inc. and Fujitsu Limited, filed as Exhibit 10.13 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.15		Remediation Agreement among Advanced Micro Devices, Inc., Fujitsu Limited and FASL LLC, dated as of June 30, 2003, filed as Exhibit 10.15 to Spansion’s Amendment No. 1 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.16		Term Loan Agreement, dated as of July 11, 2003, among FASL LLC, General Electric Capital Corporation, as agent, and the financial institutions named therein, filed as Exhibit 10.16 to Spansion’s Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.17		First Amendment, dated March 29, 2004, to Amended and Restated Term Loan Agreement, dated as of July 11, 2003, by and among FASL LLC, General Electric Capital Corporation and the Majority Lenders party thereto, filed as Exhibit 10.17 to Spansion’s Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.18	*	Loan Agreement, dated as of September 25, 2003, among FASL Japan Ltd., Mizuho Corporate Bank, Ltd., and the banks party thereto, filed as Exhibit 10.18 to Spansion’s Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.19		Master Rental Agreement, dated July 16, 2003, among GE Capital Leasing Corporation, as Lessor, FASL Japan Ltd., as Lessee, and Advanced Micro Devices, Inc. as Guarantor, filed as Exhibit 10.19 to Spansion’s Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.20	*	Revolving Line Agreement (A), dated March 25, 2005, among Spansion Japan Limited, Mizuho Corporate Bank, Ltd. and the banks party thereto, filed as Exhibit 10.20 to Spansion’s Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

Exhibit Number		Description of Exhibits
10.21	*	Revolving Line Agreement (B), dated March 25, 2005, among Spansion Japan Limited, Mizuho Corporate Bank, Ltd. and the banks party thereto, filed as Exhibit 10.21 to Spansion’s Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.22	*	Accounts Receivables Trust Agreement, dated March 25, 2004, between FASL Japan Limited and Mizuho Trust and Banking Co., Ltd., filed as Exhibit 10.22 to Spansion’s Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.23		Floating Pledge Agreement, dated March 25, 2005, among Spansion Japan Limited and Mizuho Corporate Bank, Ltd. and the financial institutions specified therein, filed as Exhibit 10.23 to Spansion’s Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.24	(a)	Master Lease Agreement, dated January 5, 2005, between SumiCrest Leasing Ltd. and Spansion Japan Limited., filed as Exhibit 10.24 to Spansion’s Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.24	(b)	Amendment Agreement, dated as of December 30, 2005, to Master Lease Agreement, dated January 5, 2005, between SumiCrest Leasing Ltd. and Spansion Japan Limited., filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated January 5, 2006, is hereby incorporated by reference.

10.25		Master Purchase Agreement, dated January 5, 2005, between Spansion Japan Limited and SumiCrest Leasing Ltd., filed as Exhibit 10.25 to Spansion’s Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.26	(a)	Promissory note dated June 30, 2003, in favor of Advanced Micro Devices, Inc. for principal amount of $120,000,000, filed as Exhibit 10.26 to Spansion’s Amendment No. 2 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.26	(b)	Amendment, dated as of September 30, 2005, to promissory note dated June 30, 2003, in favor of Advanced Micro Devices, Inc. for principal amount of $120,000,000., filed as Exhibit 10.47 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.27	(a)	Promissory note dated June 30, 2003, in favor of Advanced Micro Devices, Inc. for principal amount of $261,957,114, filed as Exhibit 10.27 to Spansion’s Amendment No. 2 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.27	(b)	Amendment, dated as of September 30, 2005, to promissory note dated June 30, 2003, in favor of Advanced Micro Devices, Inc. for principal amount of $261,957,114., filed as Exhibit 10.48 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.28	(a)	Promissory note dated June 30, 2003, in favor of Fujitsu Limited for principal amount of $40,000,000, filed as Exhibit 10.28 to Spansion’s Amendment No. 2 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.28	(b)	Amendment, dated as of September 30, 2005, to promissory note dated June 30, 2003, in favor of Fujitsu Limited for principal amount of $40,000,000, filed as Exhibit 10.49 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.29		Second Amendment, dated as of June 10, 2004, to Amended and Restated Term Loan Agreement, dated as of July 11, 2003, by and among Spansion LLC, General Electric Capital Corporation and the Majority Lenders party thereto, filed as Exhibit 10.29 to Spansion’s Amendment No. 2 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

Exhibit Number		Description of Exhibits
10.30		Manufacturing Services Agreement, dated June 30, 2003, between FASL LLC and Fujitsu Limited, filed as Exhibit 10.30 to Spansion’s Amendment No. 2 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.31	*	Distribution Agreement, dated June 30, 2003, between FASL LLC and Advanced Micro Devices, Inc., filed as Exhibit 10.31 to Spansion’s Amendment No. 10 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.32		Amended and Restated Agency Agreement, dated December 7, 2005, between Spansion LLC and Advanced Micro Devices, Inc., filed as Exhibit 10.32 to Spansion’s Amendment No. 10 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.33	*	Foundry Agreement, dated August 11, 2005, between Spansion LLC and Taiwan Semiconductor Manufacturing Company, filed as Exhibit 10.33 to Spansion’s Amendment No. 10 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.34	*	Foundry Agreement, dated March 31, 2005, between Spansion Japan and Fujitsu Limited, filed as Exhibit 10.34 to Spansion’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.35		Form of Amendment to Manufacturing Services Agreement between FASL LLC and Fujitsu Limited, filed as Exhibit 10.35 to Spansion’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.36		Executive Investment Account Plan, filed as Exhibit 10.36 to Spansion’s Amendment No. 6 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.37		Supplemental Secondment and Transfer Agreement, dated July 1, 2005, between Spansion Japan Limited and Fujitsu Limited, filed as Exhibit 10.37 to Spansion’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.38		Amendment to Revolving Line Agreement (A), dated September 20, 2005, among Spansion Japan Limited, Mizuho Corporate Bank, Ltd. and the banks party thereto, filed as Exhibit 10.38 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.39		Amendment to Revolving Line Agreement (B), dated September 20, 2005, among Spansion Japan Limited, Mizuho Corporate Bank, Ltd. and the banks party thereto, filed as Exhibit 10.39 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.40		Amendment to Accounts Receivables Trust Agreement, dated July 29, 2005, between Spansion Japan Limited and Mizuho Trust and Banking Co., Ltd., filed as Exhibit 10.40 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.41		Credit Agreement, dated September 19, 2005, among Spansion LLC, Bank of America, N.A., and the lenders party thereto, filed as Exhibit 3.3 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.42		Security Agreement, dated September 19, 2005, between Spansion LLC, as Grantor, and Bank of America, N.A., as Agent, filed as Exhibit 10.42 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.43		Stock Pledge, dated September 19, 2005, between Spansion LLC, as Pledgor, and Bank of America, N.A., as Agent, filed as Exhibit 10.43 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.44	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated as of September 13, 2005, effective as of September 19, 2005, by Spansion LLC in favor of Bank of America, N.A., filed as Exhibit 10.44 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.45	Uncommitted Revolving Credit Facility Agreement, dated as of September 20, 2005, between Spansion Japan Limited and UFJ Bank Limited, filed as Exhibit 10.45 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.46	Form of Spansion LLC Change of Control Severance Agreement, filed as Exhibit 10.46 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.47	Form of Loan Agreement between Spansion (China) Co., Ltd. and Gusu Sub-branch, Agricultural Bank of China, filed as Exhibit 10.50 to Spansion’s Amendment No. 5 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.48	Spansion LLC Employment Offer Letter to Richard Previte, dated as of January 3, 2005, filed as Exhibit 10.51 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.49	Spansion LLC Employment Offer Letter to Bertrand Cambou, dated as of April 6, 2005, filed as Exhibit 10.52 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.50	Spansion LLC Employment Offer Letter to Tom Eby, dated as of September 15, 2005, filed as Exhibit 10.53 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.51	Spansion LLC Employment Offer Letter to Robert C. Melendres, dated as of December 17, 2004, filed as Exhibit 10.54 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.52	Advanced Micro Devices, Inc. 2005 Annual Incentive Plan, filed as Exhibit 10.55 to Spansion’s Amendment No. 5 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.53	Bank Enterprise Cooperation Agreement, dated as of December 1, 2005, between Spansion (China) Co., Ltd. And Gusu Sub-branch, Agricultural Bank of China, filed as Exhibit 10.56 to Spansion’s Amendment No. 10 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.54	Amendment to Uncommitted Revolving Credit Facility Agreement, dated as of November 28, 2005, between Spansion Japan Limited and UFJ Bank Limited, filed as Exhibit 10.57 to Spansion’s Amendment No. 9 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.55	Uncommitted Revolving Credit Facility Agreement, dated as of November 28, 2005, between Spansion Japan Limited and Bank of Tokyo-Mitsubishi, filed as Exhibit 10.58 to Spansion’s Amendment No. 9 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.56	Contribution Agreement, dated as of December 13, 2005, by and among Spansion Inc., Spansion LLC, Advanced Micro Devices, Inc., AMD Investments, Fujitsu Limited, and Fujitsu Microelectronics Holding, Inc., filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

Exhibit Number		Description of Exhibits
10.57		Exchange Agreement, dated as of December 15, 2005, by and among Spansion Inc., Spansion LLC, Advanced Micro Devices, Inc., AMD Investments, Fujitsu Limited, and Spansion Technology, Inc. (formerly Fujitsu Microelectronics Holding, Inc.), filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.58		Stockholders Agreement, dated as of December 21, 2005, by and among AMD Investments, Spansion Inc., Advanced Micro Devices, Inc., and Fujitsu Limited, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.59		Cerium Purchase Agreement, dated as of October 25, 2005, between Advanced Micro Devices, Inc. and Spansion LLC, filed as Exhibit 10.14 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.60		Purchase and Sale Agreement, dated as of December 21, 2005, between Advanced Micro Devices, Inc. and Spansion LLC, filed as Exhibit 10.15 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.61		Sale and Purchase Agreement, dated as of December 20, 2005, between Advanced Micro Devices Export Sdn. Bhd. and Spansion (Penang) Sdn. Bhd., filed as Exhibit 10.16 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.62	(a)	Lease Agreement, dated as of September 30, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(a) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.62	(b)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between General Electric Capital Corporation and Spansion LLC, filed as Exhibit 10.1(b) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.62	(c)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(c) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.62	(d)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(d) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.62	(e)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between General Electric Capital Corporation and Spansion LLC, filed as Exhibit 10.1(e) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.62	(f)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between ORIX Financial Services, Inc. and Spansion LLC, filed as Exhibit 10.1(f) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.62	(g)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Merrill Lynch Capital and Spansion LLC, filed as Exhibit 10.1(g) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.62	(h)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Macquarie Electronics USA Inc. and Spansion LLC, filed as Exhibit 10.1(h) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.62	(i)	Amended Schedule to Lease Agreement, dated as of December 21, 2005, between Macquarie Electronics USA Inc. and Spansion LLC, filed as Exhibit 10.1(i) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

Exhibit Number		Description of Exhibits

10.62	(j)	Amended Schedule to Lease Agreement, dated as of December 21, 2005, between Merrill Lynch Capital and Spansion LLC, filed as Exhibit 10.1(j) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.63		Uncommitted Revolving Credit Facility Agreement, dated as of December 26, 2005, between Spansion Japan Limited and Shinkin Central Bank, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated December 28, 2005, is hereby incorporated by reference.

10.64		Summary Compensation Arrangements for Named Executive Officers, the Chief Financial Officer and Directors.

10.65		Employment Offer Letter, dated as of February 9, 2006, between Spansion LLC and Dario Sacomani.

21		Subsidiaries of Spansion Inc.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Registrant has been granted confidential treatment for portions of the referenced exhibit.
†	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section. Such exhibits shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPANSION INC.

March 13, 2006	By:	/S/ DARIO SACOMANI
Dario Sacomani Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dario Sacomani and Robert C. Melendres, and each of them, their true and lawful attorneys-in-fact, each with full power of substitution, for them in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BERTRAND F. CAMBOU Bertrand F. Cambou	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2006

/S/ DARIO SACOMANI Dario Sacomani	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006

/S/ HECTOR DE J. RUIZ Hector de J. Ruiz	Chairman of the Board of Directors	March 13, 2006

/S/ DAVID K. CHAO David K. Chao	Director	March 13, 2006

/S/ PATTI S. HART Patti S. Hart	Director	March 13, 2006

/S/ TOSHIHIKO ONO Toshihiko Ono	Director	March 13, 2006

/S/ ROBERT J. RIVET Robert J. Rivet	Director	March 13, 2006

/S/ DAVID E. ROBERSON David E. Roberson	Director	March 13, 2006