Form 10-Q
period 2006-03-26
Spansion Inc.
filed 2006-05-09
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51666

SPANSION INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3898239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

915 DeGuigne Drive Sunnyvale, California	94088
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 962-2500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on May 1, 2006:

Class	Number of Shares
Class A Common Stock, $0.001 par value	95,793,402
Class B Common Stock, $0.001 par value	1
Class C Common Stock, $0.001 par value	1
Class D Common Stock, $0.001 par value	32,352,934

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	Mar. 26, 2006	Mar. 27, 2005
	(in thousands, except per share amounts)
Net sales to related parties/members	$561,929	$433,189

Expenses:

Cost of sales (including $57,540 and $60,692 of expenses to related parties/members )	452,973	436,686

Research and development ( including $4,412 and $10,288 of expenses to related parties/members )	84,573	71,379
Marketing, general and administrative ( including $ 10,270 and $18,908 of expenses to related parties/members )	62,421	36,099

Operating loss	(38,038)	(110,975)
Interest income and other, net	5,979	1,285
Interest expense ( including $6,448 and $6,350 of expenses to related parties/members )	(18,794)	(11,135)

Loss before income taxes	(50,853)	(120,825)
Provision (benefit) for income taxes	1,024	(11,983)

Net loss	$(51,877)	$(108,842)

Net loss per common share:

Basic and diluted	$(0.40)	$(1.50)

Shares used in per share calculation:

Basic and diluted	128,146	72,549

See accompanying notes

Net loss for the three months ended March 26, 2006 includes stock-based compensation expense of $7.9 million, which consisted of $6.2 million related to the Company’s employee stock options and restricted stock units, and $1.7 million related to AMD stock options granted to the Company’s employees. The Company did not provide stock-based compensation to its employees or third parties and there was no stock-based compensation expense for the three months ended March 27, 2005. See Note 3 to the condensed consolidated financial statements for additional information.

Spansion Inc.

Condensed Consolidated Balance Sheets

	Mar. 26, 2006	Dec. 25, 2005 (*)
	(Unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$207,683	$506,439
Marketable securities	242,234	219,377

Total cash and cash equivalents and marketable securities	449,917	725,816
Trade accounts receivable from related parties/members, net (Note 6)	406,406	404,575
Other receivables from related parties/members	5,126	14,067
Inventories:
Raw materials	41,817	31,299
W ork-in-progress	374,348	354,748
Finished goods	60,305	74,096

Total inventories	476,470	460,143
Deferred income taxes	15,949	34,452
Prepaid expenses and other current assets	42,434	33,789

Total current assets	1,396,302	1,672,842

Property, plant and equipment, net	1,581,353	1,587,763
Deferred income taxes	7,923	7,128
Other assets	33,562	34,232

Total assets	$3,019,140	$3,301,965

Liabilities and Stockholders’ Equity/Members' Capital

Current liabilities:
Notes payable to banks under revolving loans	$42,551	$43,020
Accounts payable	251,069	280,057
Accounts payable to related parties/members (Note 6)	45,818	123,801
Accrued compensation and benefits	60,383	51,534
Accrued liabilities to related parties/members (Note 6)	20,391	21,470
Other accrued liabilities	47,300	35,564
Income taxes payable	8,609	13,058
Deferred income on shipments to a related party/member	26,790	31,901
Current portion of long-term obligations to related parties/members (Note 8)	7,226	21,638
Current portion of long-term debt	19,992	60,021
Current portion of long-term obligations under capital leases	89,496	108,876

Total current liabilities	619,625	790,940

Deferred income taxes	11,111	29,498
Long-term accrued liabilities to a related party/member (Note 3)	7,910	8,732
Long-term obligations to related parties/members, less current portion (Note 8)	159,357	162,277
Long-term debt, less current portion	239,120	256,762
Long-term obligations under capital leases, less current portion	88,927	107,019
Other long-term liabilities	18,104	24,760

Commitments and contingencies

Stockholders’ equity/members' capital	1,874,986	1,921,977

Total liabilities and stockholders’ equity/members’ capital	$3,019,140	$3,301,965

*	Derived from audited financial statements at December 25, 2005.

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 26, 2006	March 27, 2005
	(in thousands)
Cash Flows from Operating Activities:
Net loss	$(51,877)	$(108,842)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	130,905	141,742
Provision for doubtful accounts	(395)	—
Benefit for deferred income taxes	(678)	(7,886)
(Gain) loss on sale and disposal of property, plant, and equipment	(318)	80
Compensation recognized under employee stock plans	7,874	—
Amortization on senior subordinated notes discount	386	—
Amortization on senior notes discount	600	—
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable from related parties/members	(1,436)	53,264
Decrease (increase) in other receivables from related parties/members	8,941	(236)
(Increase) decrease in inventories	(16,327)	25,894
Decrease in prepaid expenses and other current assets	(8,645)	(2,498)
Decrease in other assets	670	81
(Decrease) Increase in accounts payable and accrued liabilities to related parties/members	(79,884)	27,627
Decrease in accounts payable and accrued liabilities	(17,932)	(23,528)
Increase in accrued compensation and benefits	2,756	5,070
Decrease in income taxes payable	(4,449)	(19,904)
Increase in deferred income on shipments to a related party/member	(5,111)	(11,470)

Net cash (used in) provided by operating activities	(34,920)	79,394

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	932	195
Purchases of property, plant and equipment	(135,065)	(68,044)
Proceeds from maturity of marketable securities	29,833	9,500
Purchases of marketable securities	(53,750)	(5,000)

Net cash used in investing activities	(158,050)	(63,349)

Cash Flows from Financing Activities:
Cash contributions from related parties/members	—	3,750
Proceeds from sale-leaseback transactions	—	78,098
Proceeds from borrowings, net of issuance costs	98,931	—
Payments on loans from related parties/members	(16,000)	(4,130)
Payments on debt and capital lease obligations	(193,925)	(53,873)

Net cash (used in) provided by financing activities	(110,994)	23,845

Effect of exchange rate changes on cash and cash equivalents	5,208	(6,933)

Net (decrease) increase in cash and cash equivalents	(298,756)	32,957
Cash and cash equivalents at the beginning of period	506,439	138,188

Cash and cash equivalents at end of period	$207,683	$171,145

See accompanying notes

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Spansion Inc. (the Company) is a semiconductor manufacturer headquartered in Sunnyvale, California, with manufacturing, research and development and assembly operations in the United States, Asia and Europe. The Company designs, manufactures and markets Flash memory devices that encompass a broad spectrum of densities and features to address the integrated Flash memory market. The Company’s products are marketed under the Spansion™ global product brand name.

The Company’s Flash memory devices are incorporated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment and PC peripheral applications.

Spansion LLC, the former joint venture 60 percent owned by Advanced Micro Devices, Inc. (AMD) and 40 percent owned by Fujitsu Limited (Fujitsu), was reorganized into Spansion Inc. Spansion Inc. is the holding company that completed its underwritten initial public offering (IPO) of Class A common stock on December 21, 2005 and Spansion LLC is its wholly owned operating subsidiary.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements and notes thereto are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the Company’s operating results, financial position and cash flow. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2006.

The condensed consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements do not include certain financial footnotes and disclosures required under U.S. generally accepted accounting principles for audited financial statements. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the year ended December 25, 2005 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2006.

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended March 26, 2006, and March 27, 2005, each consisted of 13 weeks.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Use of Estimates

The preparation of financial statements and disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Stock-Based Compensation

Treatment of AMD Options

Prior to the IPO, the Company did not provide stock-based compensation to its employees or third parties. Subsequent to June 30, 2003, certain of the Company’s employees received options to purchase shares of AMD common stock from the Company’s then majority member, AMD. The Company accounted for AMD’s stock option grants and restricted stock unit, or RSU, awards to its employees under the intrinsic value recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, consistent with the accounting method followed by AMD for options and RSU awards issued to employees of the consolidated AMD group. The exercise price of these options was equal to the market price of AMD’s common stock on the date of grant. The Company reimbursed AMD for these options based on an agreed amount equal to the grant-date fair value of the stock options calculated using the Black-Scholes-Merton valuation model, less a 15 percent discount (the “grant-date value”). The Company recorded a liability for amounts due to AMD under this arrangement with a corresponding reduction to additional paid-in capital. Reimbursements to AMD are payable in sixteen equal quarterly installments which commence on the last day of the quarter following the quarter in which the stock options were granted.

Subsequent to the Company’s IPO, these awards were accounted for under variable fair value accounting following the guidance in EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Good or Services,” and EITF Issue No. 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employee of an Equity Method Investee,” and will continue to be remeasured to their fair value in future periods until they are fully vested.

Spansion Stock-Based Incentive Compensation Plans

Effective December 26, 2005, the Company adopted FASB Statement No. 123(R), “Share-Based Payment,” which requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Statement 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for periods beginning in fiscal 2006.

The Company adopted Statement 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of the Company’s fiscal year ending December 31, 2006. The Company’s condensed consolidated financial statements as of and for the three months ended March 26, 2006, reflect the impact of Statement 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement 123(R).

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 regarding the SEC’s interpretation of Statement 123(R) and the valuation of share-based payments for public companies. The Company applied the provisions of SAB 107 in its adoption of Statement 123(R).

The Company estimated the fair value of its stock-based awards to employees using Black-Scholes-Merton option pricing model. Stock-based compensation expense recognized during the period is based on the higher of the grant date fair value of the portion of share-based payment awards that is ultimately expected to vest, or actually vest, during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three months ended March 26, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 25, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement 123 and compensation expense for the share-based payment awards granted subsequent to December 25, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Compensation expense for all share-based payment awards was recognized using the straight-line attribution method reduced for estimated forfeitures. The Company has no historical forfeiture experience related to its own stock-based awards. Therefore, the Company estimated forfeitures based on AMD’s historical forfeiture rates, as the Company believes these forfeiture rates to be the most indicative of its own expected forfeiture rate. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

New Accounting Pronouncements

There have been no material changes to the recent pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

3. Stock-Based Compensation

AMD Options

The Company paid AMD approximately $3.5 million for stock options during the three months ended March 26, 2006. The Company did not make any payments to AMD for stock options during the three months ended March 27, 2005. The Company’s outstanding liability to AMD as of March 26, 2006 was approximately $14.1 million, of which $7.9 million is due beyond the next twelve-month period.

As of March 26, 2006, there were approximately 692,000 unvested AMD stock options and restricted stock units that were still held by the Company’s employees, which are currently subject to variable fair value accounting. As of March 26, 2006, the total fair value of these stock options, based on a Black-Scholes-Merton option pricing model, and restricted stock unit awards was approximately $12.0 million, of which $1.7 million had been recognized as compensation expense for the three months ended March 26, 2006. These options and units will generally vest through 2009 and, as a result, will continue to result in remeasured compensation expense each interim and annual reporting period until they are fully vested. Pro forma stock-based compensation expense in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” related to AMD stock options granted to the Company’s employees was $1.0 million for the three months ended March 27, 2005.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Spansion Stock-Based Incentive Compensation Plans

Plan Description

As of March 26, 2006, the Company had one stock-based incentive plan, the 2005 Equity Incentive Plan, under which 9,500,000 shares of Class A common stock have been reserved and made available for issuance in the form of equity awards, including incentive and nonqualified stock options and restricted stock units (RSUs). The 2005 Equity Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors, and that committee has the authority to, among other things, grant awards, accelerate or extend the vesting or exercisability of awards and determine the date of grant of an award. Shares that are subject to or underlie awards that expire or for any reason or are cancelled, terminated or forfeited, or fail to vest will again be available for grant under the plan. The maximum term of the options will be 10 years from the date of grant and the exercise price of each option will be determined under the applicable terms and conditions as approved by the Compensation Committee.

The 2005 Equity Incentive Plan provides awards that may be granted to an officer or employee, a consultant or advisor, or a non-employee director of the Company or its subsidiaries; provided that, the incentive stock options granted under the plan may only be granted to employees of the Company or its subsidiaries. The exercise price of each incentive stock option will be required to be not less than 100 percent of the fair market value of our Class A common stock on the date of grant (not less than 110 percent if such options are granted to persons who have more than 10 percent of the total voting power of all classes of our stock).

Stock options generally vest ratably over a period of four years and expire if not exercised by the seventh anniversary of the grant date. RSU awards have no exercise price or expiration date. RSU awards generally vest over a four-year period, except for 2.3 million awards granted on the date of the Company’s IPO (December 15, 2005), which vest 25 percent on April 28, 2006 and the remainder in equal installments quarterly over the remaining 36 months.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense, by financial statement caption, resulting from the Company’s employee stock options and RSU awards under Statement 123(R) for the three months ended March 26, 2006:

Three Months Ended March 26, 2006
(in thousands)
Cost of sales	$3,115
Research and development	1,559
Marketing, general and administrative	1,559

Stock-based compensation expense under SFAS 123(R) before income taxes (1)	6,233
Income tax benefit	—

Stock-based compensation expense under SFAS 123(R) after income taxes (1)	$6,233

Note (1):	Stock-based compensation expense under Statement 123(R) does not include the compensation expense of AMD stock options awarded to the Company’s employees, which were accounted for under EITF Issue Nos. 96-18 and 00-12, and which will continue to be remeasured to their fair value in future periods until they are fully vested. The compensation expense of these awards was approximately $1.7 million for the three months ended March 26, 2006.

The weighted average fair value of the Company’s employee stock options granted in the three months ended March 26, 2006, was $8.24 per share. The fair value of each option was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants in the three months ended March 26, 2006: dividend yield of 0 percent; expected volatility of 64 percent; risk-free interest rate of 4.66 percent; and expected term of approximately 4.5 years for each grant.

The dividend yield is based on the Company’s expectation of dividend payouts. The expected volatility for the three months ended March 26, 2006, is based on an analysis of volatilities of the Company’s competitors who are in the same industry sector with similar characteristics (“guideline” companies) given the lack of historical realized volatility data of the Company. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bond with a remaining term equal to the expected option life. The expected term is based on the “shortcut approach” provided in SAB 107 for developing the estimate of the expected life of a “plain vanilla” employee stock option. Under this approach, the expected term would be presumed to be the mid-point between the average vesting date and the end of the contractual term.

As of March 26, 2006, the total unrecognized compensation cost related to unvested employee stock options and RSU awards was approximately $44.7 million after reduction for estimated forfeitures, and such options and units will generally vest ratably through 2010.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Employee Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information for the period presented:

	Three Months Ended March 26, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Options:
Outstanding at the beginning of fiscal 2006
	1,949,750	$12.00
Granted	125,000	$14.74
Canceled	(91,250)	$12.00

Outstanding as of March 26, 2006	1,983,500	$12.17	6.75	$5,667,505

Exercisable as of March 26, 2006 (1)	28,125	$12.00		$85,219

Note (1):	There were 28,125 shares vested during the three months ended March 26, 2006, with a total fair value of approximately $193,000.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.03 as of March 26, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes RSU award activity and related information for the period presented:

	Three Months Ended March 26, 2006
	Number of Shares	Weighted- Average Grant-date Fair Value
Restricted Stock Units:
Unvested at the beginning of fiscal 2006	3,604,090	$12.00
Granted	29,460	$14.74
Canceled	(56,429)	$12.00

Unvested as of March 26, 2006	3,577,121	$12.02

4. Net Loss Per Share

The Company excluded 5.6 million shares issuable upon the assumed exercise of outstanding common stock options and RSU awards from the calculation of diluted earnings per share for the three months ended March 26, 2006 because they had an antidilutive effect due to net loss recorded. The Company had no potential common shares outstanding for the three months ended March 27, 2005.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

5. Comprehensive Loss

The following are the components of comprehensive loss:

	Three Months Ended
	Mar. 26, 2006	Mar. 27, 2005
	(in thousands)
Net loss	$(51,877)	$(108,842)

Net change in cumulative translation adjustment	(1,794)	(25,715)
Net change in net unrealized gains on available-for- sale securities, net of taxes of $0	(1,061)	—

Total comprehensive loss	$(54,732)	$(134,557)

6. Related Party Transactions

In addition to its historical dependence on AMD and Fujitsu as sole distributors of its products, the Company receives services from AMD and Fujitsu, including among others, certain information technology, facilities, logistics, legal, tax, finance, human resources and environmental health and safety services. The charges for these services are negotiated annually between the Company and AMD and Fujitsu based on the Company’s expected requirements and the estimated future costs of the services to be provided. AMD has the right to review the proposed services to be provided by Fujitsu, and Fujitsu has the right to review the proposed services to be provided by AMD. The service charges are billed monthly on net 45 days terms.

The following tables present significant related party transactions and account balances between the Company and AMD (See Note 8 for separate disclosure of debt obligations to related parties/members):

	Three Months Ended
	Mar. 26, 2006	Mar. 27, 2005
	(in thousands)
Net sales to AMD	$336,172	$230,191

Cost of sales:
Royalties to AMD	$1,439	$3,522

Service fees to AMD:
Cost of sales	$2,971	$5,598
Research and development	3,638	6,864
Marketing, general and administrative	9,145	14,692

Service fees to AMD	$15,754	$27,154

Cost of employees seconded from AMD:
Marketing, general and administrative	$—	$408

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

	Mar. 26, 2006	Dec. 25, 2005
	(in thousands)
Trade accounts receivable from AMD, net of allowance for doubtful accounts	$230,927	$205,351
Other receivables from AMD	$5,126	$13,850
Accounts payable to AMD	$21,951	$97,844
Royalties payable to AMD	$1,439	$6,384
Accrued liabilities to AMD	$20,184	$17,434

The following tables present the significant related party transactions and account balances between the Company and Fujitsu (See Note 8 for separate disclosure of debt obligations to related parties/members):

	Three Months Ended
	Mar. 26, 2006	Mar. 27, 2005
Net sales to Fujitsu	$225,757	$202,998

Cost of sales
Royalties paid to Fujitsu	$1,439	$3,522
Other purchases of goods and services from
Fujitsu and rental expense to Fujitsu	$29,045	$17,152
Subcontract manufacturing purchases from
Fujitsu	$3,811	$10,569
Commercial die purchases from Fujitsu	$18,211	$19,192

Service fees to Fujitsu:
Cost of sales	$615	$851
Research and development	748	1,805
Marketing, general and administrative	1,091	3,075

Service fees to Fujitsu	$2,454	$5,731

Cost of employees seconded from Fujitsu:
Cost of sales	$9	$286
Research and development	26	1,619
Marketing, general and administrative	34	733

Cost of employees seconded from Fujitsu	$69	$2,638

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

	Mar. 26, 2006	Dec. 25, 2005
	(in thousands)
Trade accounts receivable from Fujitsu	$175,479	$199,224
Other receivables from Fujitsu	$—	$217
Accounts payable to Fujitsu	$23,867	$25,957
Royalties payable to Fujitsu	$1,439	$6,384
Accrued liabilities to Fujitsu	$5,240	$—

The Company licenses certain intellectual property from AMD and Fujitsu in exchange for the payment of royalties to both AMD and Fujitsu. These royalty expenses are recognized in cost of sales. The Company is required to pay AMD and Fujitsu semi-annual royalties based on net sales (minus the costs of commercial die). The royalty as a percentage of sales will decline to zero over a specified time. The term of the agreement expires in 2013.

Fujitsu provides test and assembly services to the Company on a contract basis. Also, the Company purchases commercial die from Fujitsu, which is packaged together with the Company’s Flash memory devices.

Fujitsu seconds certain employees to the Company and the Company pays these employees directly. AMD also seconded certain employees to the Company and the Company reimbursed AMD for the costs of these employees until the fourth quarter of fiscal 2005.

7. Warranties and Indemnities

The Company offers a one-year limited warranty for its Flash memory products.

Changes in the Company’s liability for product warranty in the three months ended March 26, 2006 and March 27, 2005 are as follows:

	Three Months Ended
	Mar. 26, 2006	Mar. 27 2005
	(in thousands)
Balance, beginning of period	$1,000	$600

Provision for warranties issued	808	375
Settlements	(1,918)	(1,090)
Changes in liability for pre-existing warranties during the period, including expirations	1,110	715

Balance, end of period	$1,000	$600

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

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

8. Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	Mar. 26, 2006	Dec. 25, 2005
	(in thousands)
Debt obligations to related parties/members:
Spansion China Line of Credit	$—	$15,000
Spansion Penang Loan	—	4,833
Spansion Penang Building Loan	5,226	5,112
Senior Subordinated Notes	159,357	158,970
Promissory Note	2,000	—

Total debt obligations to related parties/members	166,583	183,915
Debt obligations to third parties:
Spansion Japan Term Loan	—	72,274
Spansion China Bank Enterprise Cooperation Revolver	28,173	18,722
Spansion Japan Revolving Credit Facility (Note 10)	—	43,020
Spansion Japan Uncommitted Revolving Credit Facility	17,020	—
Senior Notes	226,388	225,787
Spansion Japan 2006 Revolving Credit Facility	25,531	—
Spansion Penang Loan	4,551	—
Obligations under capital leases	178,423	215,895

Total debt obligations to third parties	480,086	575,698

Total debt obligations	646,669	759,613
Less: Current Portion	159,265	233,555

Long-term debt and capital lease obligations, less current portion	$487,404	$526,058

New Debt and Capital Lease Obligations and Activity for the three months ended March 26, 2006:

Debt Obligations to Related Parties/Members

Spansion China Line of Credit

On February 15, 2006, the Company repaid the remaining outstanding principal of $15 million and accrued interest of approximately $121,000 under the Spansion China Line of Credit.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Spansion Penang Loan

In January 2006, AMD’s loan to Spansion Penang, more fully described under “Debt Obligations to Third Parties – Spansion Penang Loan” below, was transferred from AMD to a third-party financial institution. The loan bears a fixed annual interest rate of 5.9 percent and is payable in equal, consecutive, monthly principal and interest installments through February 2009.

Promissory Note

On February 27, 2006, the Company purchased a software license from AMD and, as payment, the Company issued a $3 million promissory note to AMD. On March 25, 2006, the Company repaid $1 million of the principal of the promissory note. The remaining balance of $2 million as of March 26, 2006 is due in four quarterly principal installments of $500,000 beginning June 29, 2006.

Debt Obligations to Third Parties

Spansion Japan Term Loan

On December 30, 2005, Spansion Japan voluntarily prepaid and terminated the Spansion Japan Term Loan agreement. There were no penalties associated with the prepayment and termination of this loan agreement.

Spansion Japan Uncommitted Revolving Credit Facility

On December 30, 2005, Spansion Japan borrowed 2.0 billion yen (approximately $17 million as of March 26, 2006) under its uncommitted revolving credit facility agreement with a Japanese financial institution (See Note 10).

Spansion Japan 2006 Revolving Credit Facility

On December 26, 2005, Spansion Japan entered into an uncommitted revolving credit facility agreement with a certain Japanese financial institution in the aggregate principal amount of up to 3.0 billion yen (or up to approximately $25.8 million as of December 26, 2005). Because the amount subject to the credit facility is denominated in yen, the dollar amount stated above is subject to change based on applicable exchange rates.

On December 30, 2005, Spansion Japan borrowed 1.0 billion yen (approximately $8.5 million as of December 30, 2005) under this facility. This amount bears interest at a rate of 0.59 percent and must be repaid no later than March 31, 2006. On January 10, 2006, Spansion Japan borrowed an additional 2.0 billion yen (approximately $17.5 million as of January 10, 2006) under this facility. This amount bears interest at a rate of 0.60 percent and must be repaid no later than April 10, 2006. These amounts are reflected as Notes payable on the condensed consolidated balance sheet at March 26, 2006 (See Note 10).

Spansion Penang Loan

On January 29, 2004, Spansion Penang entered into a financial arrangement with AMD. Under the terms of the arrangement, Spansion Penang borrowed approximately 29 million Malaysian ringgit (approximately $8 million based on the exchange rate as of January 29, 2004) from AMD to fund the purchase of manufacturing equipment. In January 2006, this loan was transferred from AMD to a third-party financial institution and Spansion Penang. Spansion Penang now owes the third-party financial institution the amount outstanding under this loan.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

9. Spansion Japan Pension Plan

On September 1, 2005, the Company adopted the Spansion Japan Pension Plan. The following table summarizes the components of the net periodic pension expense for the three months ended March 26, 2006:

Three months ended Mar. 26, 2006
(in thousands)
Service cost	$1,187
Interest cost	277
Expected return on plan assets	(698)
Amortization of transition obligation/(asset)	—
Amortization of prior service cost	184
Amortization of net loss/(gain)	—

Total net periodic pension expense	$950

10. Subsequent Events

Spansion Japan 2006 Merged Revolving Credit Facility

On March 31, 2006, Spansion Japan entered into an Amended and Restated Uncommitted Revolving Credit Facility Agreement with a certain Japanese financial institution (the Spansion Japan 2006 Merged Revolving Credit Facility), which provides for a revolving credit facility in the aggregate principal amount of up to 8.0 billion yen (or up to approximately $68 million based as of March 31, 2006). The Spansion Japan 2006 Merged Revolving Credit Facility replaces the Spansion Japan Revolving Credit Facility and Spansion Japan Uncommitted Revolving Credit Facility as a result of the merger of the two respective financial institutions that had previously provided those separate facilities (See Note 8).

Pursuant to the terms of the Spansion Japan 2006 Merged Revolving Credit Facility, Spansion Japan may borrow amounts in increments of 50 million yen (approximately $426,221 as of March 31, 2006), which may remain outstanding in monthly increments up to three months. Amounts borrowed bear interest at a rate equal to TIBOR, at the time of the drawdown, plus a margin of 0.5 percent per annum.

Spansion Japan is not permitted, among other things, to create any security interests or liens on any of its assets, subject to certain exceptions; subordinate the payment of its debt under this credit facility to the payment of any unsecured debts; or enter into any merger, company partition, exchange or transfer of shares, assign all or a part of its business or assets to a third party, or otherwise transfer all or a material part of its assets to a third party, subject to certain exceptions.

All of Spansion Japan’s debts under the Spansion Japan 2006 Merged Revolving Credit Facility will automatically become due and payable without any notice or demand if proceedings of bankruptcy, insolvency, dissolution or similar matters are initiated by or against Spansion Japan. All of the debts under this credit facility will become due and payable upon notice to Spansion Japan by the lenders in an

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

event of default, which includes, among other things, the following: a default in performance of payment; any of Spansion Japan’s debts or guarantee obligations (other than those under Spansion Japan 2006 Merged Revolving Credit Facility) in an aggregate amount exceeding 10 million yen (approximately $85,244 as of March 31, 2006) become due and payable; or the suspension of the business of Spansion Japan by Spansion Japan or by a government authority, in each case if not cured within applicable time periods set forth in the Spansion Japan 2006 Merged Revolving Credit Facility.

The Spansion Japan 2006 Merged Revolving Credit Facility may be terminated in the event of default or by either party upon written notice in accordance with its terms.

Spansion Japan Uncommitted Revolving Credit Facility

On March 31, 2006, Spansion Japan repaid 2.0 billion yen (approximately $17 million as of March 31, 2006) of the principal balance and interest outstanding under this facility (See Note 8).

Spansion Japan 2006 Revolving Credit Facility

On March 31, 2006, Spansion Japan repaid 1.0 billion yen (approximately $9 million as of March 31, 2006) of the principal balance and interest outstanding under this facility. On April 10, 2006, Spansion Japan repaid 2.0 billion yen (approximately $17 million as of April 10, 2006) of the principal balance and interest outstanding under this facility (See Note 8).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Item 1A, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are the largest company in the world dedicated exclusively to developing, designing and manufacturing Flash memory, a critical semiconductor component of nearly every electronic product and one of the fastest growing segments of the semiconductor industry. Our Flash memory is incorporated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment and PC peripheral applications. Our products are integrated into products from original equipment manufacturers, or OEMs, in each of these markets. We believe we owe our market position to our leading-edge technology, including our proprietary MirrorBitTM technology, our broad product portfolio derived through continued customer-centric innovation and our advanced manufacturing capabilities, systems-level solutions and customer relationships.

Our net sales to our sole distributors, AMD and Fujitsu, for the three months ended March 26, 2006, and March 27, 2005, were $562 million and $433 million, respectively. Our net losses for these periods were $52 million and $109 million, respectively. Net loss for the three months period ended March 26, 2006, includes stock-based compensation expense of $7.9 million. We did not provide stock-based compensation to our employees or third parties and there was no stock-based compensation expense for the three months ended March 27, 2005.

Basis of Presentation

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The quarters ended March 26, 2006, and March 27, 2005, each consisted of 13 weeks.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, asset impairments, income taxes and pension benefits. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Other than our accounting policy described below regarding accounting for share-based payments, our critical accounting policies, which incorporate our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, are the same as those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2005.

Stock-Based Compensation

Effective December 26, 2005, we adopted FASB Statement No. 123(R) “Share-Based Payment,” which requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Statement 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” for periods beginning in fiscal 2006.

We adopted Statement 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of our fiscal year ending December 31, 2006. Our condensed consolidated financial statements as of and for the three months ended March 26, 2006 reflected the impact of Statement 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods had not been restated to reflect, and did not include, the impact of Statement 123(R). Stock-based compensation expense recognized under Statement 123(R) for the three months ended March 26, 2006 was $6.2 million, which consisted of stock-based compensation expense related to our employee stock options and restricted stock units (RSUs). We did not provide stock-based compensation to our employees or third parties prior to the IPO and there was no stock-based compensation expense related to employee stock options recognized under APB Opinion 25 during the three months ended March 27, 2005.

We estimated the fair value of our stock-based awards to employees using Black-Scholes-Merton option pricing model. The key estimates that management must make in applying this model are the volatility of our stock over the expected terms of our awards and the expected terms of our awards. The expected volatility of our stock is based on the historical volatility of our competitors in the same industry sector with similar characteristics (“guideline” companies), because our historical volatility is currently limited to the period following our IPO. The expected term is based on the “shortcut approach” provided in SEC Staff Accounting Bulletin No. 107 (“SAB 107”) for developing the estimate of the expected term of a “plain vanilla” employee stock option. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. Each of these estimates requires a significant amount of management judgment.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three months ended March 26, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 25, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and compensation expense for the share-based payment awards granted subsequent to December 25, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). The compensation expense for all share-based payment awards was recognized using straight-line attribution method reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on AMD’s historical forfeiture rates. We have no historical forfeiture experience related to our own stock-based awards. Therefore, we estimated forfeitures based on AMD’s historical forfeiture rates as we believe these forfeiture rates to be the most indicative of our own expected forfeiture rate. In our pro forma information required under Statement 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Results of Operations

Comparison of Net Sales

The following is a summary of our net sales for the three months ended March 26, 2006 and March 27, 2005:

	Three Months Ended		Variance in Dollar	Variance in Percent
	Mar. 26, 2006	Mar. 27, 2005
	(in thousands, except percentage)
Total net sales	$561,929	$433,189	$128,740	30%

The increase in total net sales was primarily attributable to a 36 percent increase in unit shipments, partially offset by a five percent decrease in average selling prices. In the second quarter of fiscal 2006, we began selling our products directly to AMD’s former customers and potential customers not served solely by Fujitsu.

Comparison of Gross Margin, Expenses, Interest and Other Income (Expense), Net, Interest Expense and Income Tax Benefit

The following is a summary of gross margin; operating expenses, interest and other income (expense), net; interest expense and income tax provision (benefit) for the three months ended March 26, 2006 and March 27, 2005:

	Three Months Ended
	Mar. 26, 2006	Mar. 27, 2005	Variance in Dollar	Variance in Percent
	(in thousands, except for percentage )
Cost of sales	$452,973	$436,686	$16,287	4%
Gross margin	19%	-1%
Research and development	84,573	71,379	13,194	18%
Marketing, general and administrative	62,421	36,099	26,322	73%
Operating loss	(38,038)	(110,975)	72,937	-66%
Interest and other income, net	5,979	1,285	4,694	365%
Interest expense	(18,794)	(11,135)	(7,659)	69%
Provision (benefit) from income taxes	1,024	(11,983)	13,007	-109%

The increase in gross margin was primarily due to an increase in the sales of our higher margin MirrorBit products and improved factory utilization. MirrorBit sales represented approximately 35 percent of sales for the three months ended March 26, 2006 as compared to approximately 14 percent of sales for the three months ended March 27, 2005.

The increase in research and development was primarily due to an increase in the depreciation of 300-millimeter development tools, which represented approximately 31 percent of the increase. Additionally, there was an increase in labor costs related to 90 nanometer, 65 nanometer and 45 nanometer technology initiatives, which accounted for approximately 23 percent of the increase. Research and development for the three months ended March 26, 2006 included $2 million of stock-based compensation expense and we did not have a comparable charge for the three months ended March 27, 2005.

The increase in marketing, general and administrative was primarily due to the transfer of AMD’s sales force to us in the second quarter of fiscal 2005, which represented approximately 49 percent of the increase. Additionally, the three months ended March 26, 2006 was our first full quarter operating as an independent public entity. As a new public entity separated from AMD, we incurred additional information technology and legal costs. These additional costs accounted for approximately 36 percent of the increase. Marketing, general and administrative for the three months ended March 26, 2006 included $2 million of stock-based compensation expense and we did not have a comparable charge for the three months ended March 27, 2005.

The increase in interest and other income, net was primarily due to the income generated from the investment of a portion of the proceeds from our IPO in marketable securities during the first quarter of fiscal 2006.

The increase in interest expense was primarily due to the additional interest expense on senior notes and senior subordinated notes issued at end of the fourth quarter of fiscal 2005.

We recorded an income tax provision of $1 million in the three months ended March 26, 2006 as compared to $12 million of tax benefits in the three months ended March 27, 2005. The income tax provision recorded in the three months ended March 26, 2006 was primarily for taxes due on income generated in certain foreign subsidiaries. As part of our projected tax provision for the year, we anticipate an increase of our valuation allowances against our deferred tax assets to offset the tax benefits for current year losses in the U.S. The income tax benefits recorded in the three months ended March 27, 2005 were primarily related to losses in certain foreign jurisdictions.

As of March 26, 2006, most of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of fiscal 2005 upon the conversion to a taxable entity immediately prior to the initial public offering. The realization of these assets is dependent on substantial future taxable income which at March 26, 2006, in management’s estimate, is not more likely than not to be achieved.

Other Items

For the periods presented below, we sold our products to AMD and Fujitsu, who then sold them to customers worldwide. The following table summarizes net sales by geographic areas for the periods presented:

	Three Months Ended
	Mar. 26, 2006	Mar. 27, 2005
	(in thousands)
Geographical sales to AMD and Fujitsu:
United States (net sales to AMD)	$336,172	$230,191
Japan (net sales to Fujitsu)	225,757	202,998

Total	$561,929	$433,189

The impact on our operating results from changes in foreign currency exchange rates has not been material, principally because our expenses denominated in yen are generally comparable to our sales denominated in yen.

As of March 26, 2006, the total unrecognized compensation cost related to unvested employee stock options and RSU awards is approximately $44.7 million after a reduction for estimated forfeitures, and such options and units will generally vest ratably through 2010.

Financial Condition

Our cash and cash equivalents at March 26, 2006, totaled $208 million and consisted of cash, money market funds and commercial paper. We are subject to restrictions on our distribution of cash due to provisions in third-party loan agreements described below.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $35 million in the three months ended March 26, 2006. Non-cash charges included in the net loss consisted primarily of $131 million of depreciation and amortization. The net changes in operating assets in the three months ended March 26, 2006 were primarily attributable to a decrease in accounts payable and accrued liabilities of $98 million, an increase in inventories of $16 million, partially offset by a decrease in receivables of $8 million and an increase in accrued compensation and benefits of $3 million compared to December 25, 2005.

Net cash provided by operating activities was $79 million in the three months ended March 27, 2005. Non-cash charges included in the net loss consisted primarily of $142 million of depreciation and amortization. The net changes in operating assets in the three months ended March 27, 2005 were primarily attributable to a decrease in receivables of $53 million and a decrease in inventories of $26 million compared to December 26, 2004.

Net Cash Used in Investing Activities

Net cash used in investing activities was $158 million in the three months ended March 26, 2006, primarily as a result of $135 million used to purchase property, plant and equipment and a cash outflow of $54 million for the purchase of marketable securities with proceeds from our initial public offering, offset in part by a cash inflow of $30 million from the maturity of marketable securities.

Net cash used in investing activities was $63 million in the three months ended March 27, 2005, primarily as a result of $68 million used to purchase property, plant and equipment, and a cash outflow of $5 million from the purchases of marketable securities, offset in part by a cash inflow of $10 million from maturity of marketable securities.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $111 million in the three months ended March 26, 2006. This amount included $210 million in payments on debt and capital lease obligations, including $16 million in payments to AMD, offset in part by a cash inflow of $99 million of proceeds from borrowings, net of issuance costs.

Net cash provided in financing activities was $24 million in the three months ended March 27, 2005. This amount included $78 million of proceeds received from equipment sale-leaseback transactions, offset by $58 million in payments on debt and capital lease obligations, including $4 million in payments to AMD.

Contractual Obligations

The following table summarizes our principal contractual obligations at March 26, 2006. The table is supplemented by the discussion following the table.

	Total	2006	2007	2008	2009	2010	2011 and Beyond
	(in thousands)
Contractual obligations to related parties:

Spansion Penang Building Loan	$5,226	$5,226	$—	$—	$—	$—	$—
Senior Subordinated Notes	175,000		—	—	—	—	175,000
Promissory Note	2,000	1,500	500

Total contractual obligations to related parties	182,226	6,726	500	—	—	—	175,000

Contractual obligations to third parties:
Spansion China Bank Enterprise Cooperation
Revolver	28,173	28,173	—	—	—	—	—
Spansion Japan Uncommitted Revolving Credit
Facility	17,020	17,020	—	—	—	—	—
Senior Notes	250,000	—	—	—	—	—	250,000
Spansion Japan 2006 Revolving Credit Facility	25,531	25,531	—	—	—	—	—
Spansion Penang Loan	4,551	1,170	1,560	1,561	260
Capital lease obligations	178,423	71,847	66,322	25,402	14,852	—	—

Total contractual obligations to third parties	503,698	143,741	67,882	26,963	15,112	—	250,000

Operating leases	30,771	13,606	11,693	4,891	205	188	188
Unconditional purchase commitments	81,694	33,384	28,950	17,656	1,704	—	—

Total principal contractual obligations	$798,389	$197,457	$109,025	$49,510	$17,021	$188	$425,188

New Debt and Capital Lease Obligations and Activity for the three months ended March 26, 2006:

Promissory Note

On February 27, 2006, we purchased a software license from AMD and, as payment, we issued a $3 million promissory note to AMD. On March 25, 2006, we repaid $1 million of the principal of the promissory note. The remaining balance of $2 million as of March 26, 2006 is due in four quarterly principal installments of $500,000 beginning June 29, 2006.

Spansion Japan Uncommitted Revolving Credit Facility

On December 30, 2005, Spansion Japan borrowed 2.0 billion yen (approximately $17 million as of March 26, 2006) under its uncommitted revolving credit facility agreement with a Japanese financial institution. On March 31, 2006, Spansion Japan repaid 2.0 billion yen (approximately $17 million as of March 31, 2006) of the principal balance and interest outstanding under this facility (See discussion in Liquidity and Capital Resources).

Spansion Japan 2006 Revolving Credit Facility

On December 26, 2005, Spansion Japan entered into an uncommitted revolving credit facility agreement with a certain Japanese financial institution in the aggregate principal amount of up to 3.0 billion yen (or up to approximately $25.8 million as of December 26, 2005). Because the amount subject to the credit facility is denominated in yen, the dollar amount stated above is subject to change based on applicable exchange rates.

On December 30, 2005, Spansion Japan borrowed 1.0 billion yen (approximately $8.5 million as of December 30, 2005) under this facility. This amount bears interest at a rate of 0.59 percent and must be repaid no later than March 31, 2006. On January 10, 2006, Spansion Japan borrowed an additional 2.0 billion yen (approximately $17.5 million as of January 10, 2006) under this facility. This amount bears interest at a rate of 0.60 percent and must be repaid no later than April 10, 2006. The amounts are reflected as Notes payable on the condensed consolidated balance sheet at March 26, 2006.

On March 31, 2006, Spansion Japan repaid 1.0 billion yen (approximately $9 million as of March 31, 2006) of the principal balance and interest outstanding under this facility. On April 10, 2006, Spansion Japan repaid 2.0 billion yen (approximately $17 million as of April 10, 2006) of the principal balance and interest outstanding under this facility.

Liquidity and Capital Resources

Our primary future cash needs on a recurring basis will be working capital, capital expenditures and debt service. The total principal amount that is due during the remainder of fiscal 2006 on our debt and lease obligations is approximately $197 million. We expect our interest payments to increase in fiscal 2006 primarily as a result of the issuance of our senior notes and senior subordinated notes in December 2005.

Our ability to fund our cash needs will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors, such as those discussed in Part II, Item 1.A. “Risk Factors,” many of which are beyond our control. Should we require additional funding, such as to satisfy our short-term and long- term debt obligations when due or to make additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

We believe that anticipated cash flows from operations and current cash balances, available external financing and our existing credit facilities will be sufficient to fund working capital requirements, capital investments, debt service and operations and meet our needs over at least the next twelve months. The total availability under our credit facilities, which is subject to certain borrowing base limitations and other covenants, was approximately $246 million as of March 26, 2006.

On March 31, 2006, Spansion Japan, entered into an Amended and Restated Uncommitted Revolving Credit Facility Agreement with a certain Japanese financial institution (the Spansion Japan 2006 Merged Revolving Credit Facility), which provides for a revolving credit facility in the aggregate principal amount of up to 8.0 billion yen (or up to approximately $68 million based as of March 31, 2006). The Spansion Japan 2006 Merged Revolving Credit Facility replaces the Spansion Japan Revolving Credit Facility and the Spansion Japan Uncommitted Revolving Credit Facility as a result of the merger of the two respective financial institutions that had previously provided those separate facilities.

Pursuant to the terms of the Spansion Japan 2006 Merged Revolving Credit Facility, Spansion Japan may, borrow amounts in increments of 50 million yen (approximately $426,221 as of March 31, 2006), which may remain outstanding in monthly increments up to three months. Amounts borrowed under this credit facility bear interest at a rate equal to TIBOR, at the time of the drawdown, plus a margin of 0.5 percent per annum. Spansion Japan is not permitted, among other things, to create any security interests or liens on any of its assets, subject to certain exceptions; subordinate the payment of its debt under this credit facility to the payment of any unsecured debts; or enter into any merger, company partition, exchange or transfer of shares, assign all or a part of its business or assets to a third party, or otherwise transfer all or a material part of its assets to a third party, subject to certain exceptions.

All of Spansion Japan’s debts under the Spansion Japan 2006 Merged Revolving Credit Facility will automatically become due and payable without any notice or demand in situations where proceedings of bankruptcy, insolvency, dissolution or similar matters are initiated by or against Spansion Japan. All of the debts under this credit facility will become due and payable upon notice to Spansion Japan by the lenders in an event of default, which includes, among other things, the following: a default in performance of payment; any of Spansion Japan’s debts or guarantee obligations (other than those under the Spansion Japan 2006 Merged Revolving Credit Facility) in an aggregate amount exceeding 10 million yen (approximately $85,244 as of March 31, 2006) become due and payable; or the suspension of the business of Spansion Japan by Spansion Japan or by a government authority, in each case if not cured within applicable time periods set forth in the Spansion Japan 2006 Merged Revolving Credit Facility.

The Spansion Japan 2006 Merged Revolving Credit Facility may be terminated in the event of default or by either party upon written notice in accordance with its terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005. We experienced no significant changes in market risk during the first three months of 2006 except as follows: During the first three months of 2006, the U.S dollar strengthened against the Japanese yen. As a result, the cumulative translation adjustment balance has been reduced for the three months ended March 26, 2006. This decrease is primarily due to the translation impact of the functional currency used to account for the net assets of our subsidiary in Japan to our reporting currency, which is the U.S. dollar. However, this translation impact does not affect our earnings or our cash flows as this translation adjustment is recorded as a component of stockholders’ equity in our balance sheet. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to continue to incur significant foreign currency translation adjustments, which will either increase or decrease our total stockholders’ equity balance. In addition, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes to Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Tessera, Inc. v. Advanced Micro Devices, Inc. and Spansion LLC, et al., Civil Action No. 05-04063 (CW), in the United States District Court for the Northern District of California

On October 7, 2005, Tessera, Inc. filed a complaint, Civil Action No. 05-04063, for patent infringement against Spansion LLC and AMD in the United States District Court for the Northern District of California under the patent laws of the United States of America, 35 U.S.C. section 1, et seq., including 35 U.S.C. section 271. The complaint alleges that Spansion LLC’s ball grid array and multichip packages infringe the following Tessera patents: United States Patent No. 5,679,977, United States Patent No. 5,852,326, United States Patent No. 6,433,419 and United States Patent No. 6,465,893. On December 16, 2005, Tessera filed a First Amended Complaint naming Spansion and Spansion Technology Inc., our wholly owned subsidiary, as defendants. On January 31, 2006, Tessera filed a Second Amended Complaint adding Advanced Semiconductor Engineering, Inc., Chipmos Technologies, Inc., Chipmos U.S.A., Inc., Silicon Precision Industries Co., Ltd., Siliconware USA, Inc., ST Microelectronics N.V., ST Microelectronics, Inc., Stats Chippac Ltd., Stats Chippac, Inc., and Stats 34 Chippac (BVI) Limited. The Second Amended Complaint alleges that Spansion LLC’s ball grid array and multichip packages infringe on four Tessera patents. The Second Amended Complaint further alleges that each of the newly named defendants is in breach of a Tessera license agreement and is infringing on five Tessera patents. The Second Amended Complaint seeks unspecified damages and injunctive relief. On February 9, 2006, Spansion filed an answer to the Second Amended Complaint and asserted counterclaims against Tessera. On April 18, 2006, U.S. District Court Judge Claudia Wilken issued a Case Management Order that sets a trial date of January 28, 2008.

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

ITEM 1A. RISK FACTORS

The demand for our products depends in large part on continued growth in the industries into which they are sold. A market decline in any of these industries, or a decline in demand for NOR Flash memory products in these industries, would have a material adverse effect on our results of operations.

Sales of our Flash memory products, which to date have been based on the NOR architecture, are dependent to a large degree upon consumer demand for mobile phones. In fiscal 2004 and fiscal 2005, wireless customers, which primarily consist of mobile phone original equipment manufacturers, or OEMs, represented the largest market for NOR Flash memory because mobile phone OEMs have traditionally used products based on NOR architecture to satisfy both code and data storage requirements within their mobile phones. The market research firm iSuppli has estimated that mobile communications represented approximately 65.7 percent of the NOR Flash memory market in 2004 and represented approximately 69.1 percent of the NOR Flash memory market in 2005. In fiscal 2004, fiscal 2005 and the first quarter of fiscal 2006, sales to wireless Flash memory customers drove a majority of our sales. If demand for mobile phones is below our expectations or if the functionality of successive generations of mobile phones do not require increasing NOR Flash memory density or if mobile phones do not require NOR flash memory at all, we would be materially adversely affected.

Similarly, sales of our products targeting embedded Flash memory customers are dependent upon demand for consumer electronics such as set top boxes, or STBs, and DVD players, automotive electronics, industrial electronics such as networking equipment and PC peripheral equipment such as printers. Sales of our products are also dependent upon the inclusion of increasing amounts of NOR Flash memory content in some of these products. In fiscal 2004, fiscal 2005 and the first quarter of fiscal 2006, sales to embedded Flash memory customers drove a significant portion of our sales. If demand for these products, or NOR Flash memory content in these products, is below our expectations, we would be materially adversely affected.

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

While we will eventually lose the benefits that we previously enjoyed under some of AMD’s patent cross-license agreements and other licenses, we believe we will continue to be a beneficiary for some period of time while AMD continues to hold a majority of our shares entitled to vote for the election of our directors and while AMD continues to be a party to such agreements and licenses. However, we expect that AMD will no longer hold a majority of such voting shares upon the conversion of the Class D common stock held by Fujitsu. The Class D common stock held by Fujitsu will convert to Class A common stock on a one-for-one basis upon the earlier of December 21, 2006, and the date upon which our board elects to cause the Class D common stock to convert to Class A common stock, following a determination that such conversion is in our best interests. However, we cannot assure you that the other parties under these patent cross-license agreements and licenses will not challenge our ability to assert rights as a beneficiary under such patent cross-license agreements and licenses.

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

Flash memory products are generally based either on NOR architecture, or “Not And,” or NAND, architecture. To date, our Flash memory products have been based on NOR architecture, which are typically produced at a higher cost-per-bit than NAND-based products. We do not currently manufacture products based on NAND architecture. During 2003 and 2004, industry sales of NAND-based Flash memory products grew at a higher rate than sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. This trend continued in 2005 and sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the overall Flash memory market in 2005. In 2004, according to iSuppli, total sales for the Flash memory market reached $15.9 billion, of which 58.4 percent was classified as sales of NOR-based Flash memory products and 41.6 percent was classified as sales of NAND-based Flash memory products. iSuppli estimates the total sales for the Flash memory market for 2005 to be $18.6 billion, of which 42.2 percent was classified as sales of NOR-based Flash memory products and 57.8 percent was classified as sales of NAND-based Flash memory products. We expect this trend of decreasing market share for NOR-based Flash memory products to continue in the future. iSuppli estimates that sales of NAND-based Flash memory products grew by 62 percent from 2004 to 2005 and will grow at a 24.8 percent compound annual growth rate from 2005 to 2009, while sales of NOR-based Flash memory products declined by 4.0 percent from 2004 to 2005 and will grow at a 6.8 percent compound annual growth rate from 2005 to 2009. Moreover, the removable storage category of the Flash memory market, which is predominantly served by NAND vendors, is expected to be the fastest growing portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose NAND-based Flash memory products over NOR-based Flash memory products for their applications. Moreover, some NAND vendors are manufacturing on 300-millimeter wafers or are utilizing more advanced manufacturing process technologies than we are today, which result in an ability to offer products with a lower cost-per bit at a given product density. If NAND vendors continue to increase their share of the Flash memory market, our market share may decrease, which would materially adversely affect us.

If we fail to successfully develop products based on our new MirrorBit ORNAND architecture, or if there is a lack of market acceptance of products based on our MirrorBit ORNAND architecture, our future operating results would be materially adversely affected.

As mobile phones become more advanced, they will require higher density Flash memory to meet increased data storage requirements. We intend to position ourselves to address the increasing demand for higher density Flash memory within the high-end wireless market by offering products based on our MirrorBit ORNAND architecture, which we recently developed. The success of our MirrorBit ORNAND architecture requires that we timely and cost effectively develop, manufacture and market MirrorBit ORNAND-based products that are competitive with NAND-based Flash memory products for wireless Flash memory customers. We began production of MirrorBit ORNAND-based products in the first quarter of fiscal 2006. However, if we fail to develop and commercialize additional products based on our MirrorBit ORNAND architecture on a timely basis or if our MirrorBit ORNAND-based products fail to achieve acceptance in the wireless market, our future operating results would be materially adversely affected.

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

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. As of March 26, 2006, we had an aggregate principal amount of approximately $647 million in outstanding debt. Of this amount, we owed approximately $167 million to AMD, net of discount on Senior Subordinated Notes issued to AMD.

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

We are party to a $175 million senior secured revolving credit facility that imposes various restrictions and covenants on us that limit our ability to:

•	enter into any mergers, consolidations or sales of property, or sales of inventory, equipment and assets except in the ordinary course of business;

•	make any distributions except for distributions from Spansion LLC to us in specified circumstances;

•	make investments, except for the purchase of inventory, equipment and intellectual property in the ordinary course of business, unless we meet minimum liquidity requirements consisting of availability under the revolving credit facility and domestic cash of at least $50 million prior to the date of our initial public offering and $200 million thereafter, provided, however, that investments are limited to no more than a total of $50 million while the reduced minimum liquidity requirement is in place;

•	incur additional debt other than the debt incurred concurrently with our initial public offering, capital leases, debt incurred by our foreign subsidiaries, and in limited cases, loans to subsidiaries;

•	engage in transactions with affiliates unless in the normal course of business, negotiated at arms-length terms and the transactions are disclosed to the agent for the lenders;

•	incur any new liens except for equipment leases and loans; and

•	prepay any debt, except that debt of foreign subsidiaries may be prepaid by the applicable foreign subsidiary and we may prepay any debt as long as after such repayment, we meet minimum liquidity requirements consisting of availability under the revolving credit facility plus domestic cash of at least $250 million.

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

As of March 26, 2006, we were in compliance with the financial covenants under our debt instruments. However, we cannot assure you that in the future we will be able to satisfy the covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. For example, as of December 25, 2005, Spansion Japan was not in compliance with certain financial covenants under its debt instruments, but obtained waivers from the other parties. A breach of any of the covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect us.

Our inability to design and implement new enterprise-wide information systems in a timely and cost-effective manner could materially adversely affect us.

We are in the process of designing and implementing our own enterprise-wide information systems. These systems will be designed to automate more fully our business processes and will affect most of our functional areas including sales, finance, procurement, inventory control, collections, order processing and manufacturing. Implementation of this information system is particularly difficult since our systems have historically been integrated into AMD’s systems and we are simultaneously undergoing a physical separation from AMD’s systems, attempting to enhance our business processes and implementing a new information system. Implementation also may require significant upgrades to our existing computer hardware and software systems. Historically, other companies have experienced substantial delays in the implementation of such information systems. Implementation of these information systems is complex, expensive and time consuming and successful implementation could be delayed or otherwise adversely affected by various factors including: (i) any failure to provide adequate training to employees; (ii) any failure to retain key members of the implementation team or to find suitable replacements for such personnel; (iii) any failure to develop and apply appropriate testing procedures that accurately reflect the demands that will be placed on these information systems following implementation; and (iv) any failure to develop and implement adequate back-up systems and procedures in the event that difficulties or delays arise during or following the implementation of these information systems.

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

We incurred a net loss in each of fiscal 2003, fiscal 2004 and fiscal 2005 of approximately $129 million, $20 million and $304 million, and a net loss in the first quarter of fiscal 2006 of approximately $52 million. As a result, we continue to undertake actions in an effort to significantly reduce our expenses. These actions include streamlining operations, continuing to align manufacturing utilization to our level of demand, controlling increasing testing costs and working with AMD and Fujitsu to reduce costs under our service agreements with them. We cannot assure you that we will be able to achieve significant cost reductions. In addition, we expect to incur significant expenses including cash charges in connection with our cost reduction efforts. If our cost reduction efforts are unsuccessful, we will be materially adversely affected.

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

For example, our net sales in fiscal 2005 decreased from fiscal 2004. During 2005 and the first quarter of 2006, average selling prices for our products decreased as a result of aggressive pricing by our competitors due in most cases to oversupply of products in the NOR Flash memory market. Similarly, our net sales in the second half of fiscal 2004 decreased significantly compared to the first half of fiscal 2004. Net sales in the second half of fiscal 2004 were also adversely affected by a decrease in demand from the mobile phone market and several events that occurred in the first half of fiscal 2004, such as excess inventory accumulation by mobile phone OEMs in China and our inability to meet demand for some of our lower density products for embedded Flash memory customers. This inability to meet demand adversely impacted our relationship with these customers and our competitors were able to take advantage of this situation to increase their market share. If these or other similar conditions continue or occur again in the future, we would likely be materially adversely affected.

Manufacturing capacity constraints may adversely affect us.

There may be situations in which our manufacturing facilities are inadequate to meet the demand for some of our products. For example, in the first half of fiscal 2004, we were not able to meet demand for some of our lower density products for embedded Flash memory customers because in fiscal 2003 we underestimated demand for these products, and were unable to install additional wafer fabrication capacity on a timely basis. We believe this adversely impacted our relationships with customers who received reduced allocations, or did not receive allocations, of our embedded products and our competitors were able to take advantage of this situation to increase their market share in the second half of fiscal 2004. More recently, in the third and fourth quarters of fiscal 2005, we experienced capacity constraints for final test and assembly of some of our products. While we have worked internally and with subcontractors to increase capacity to meet anticipated demand, we cannot assure you that we will not experience similar constraints in the future. These capacity constraints limit our ability to respond to rapid and short-term surges in demand for our products. Our inability to obtain sufficient manufacturing capacity to meet anticipated demand, either in our own facilities or through foundry, subcontractor or similar arrangements with third parties, could have a material adverse effect on us.

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

Average selling prices for our products historically have declined over relatively short time periods. For example, in the first quarter of fiscal 2006, our average selling prices decreased by approximately four percent compared with the fourth quarter of fiscal 2005. In the third quarter of fiscal 2005, our average selling prices decreased by approximately three percent compared with the second quarter of fiscal 2005. In the second quarter of fiscal 2005, our average selling prices decreased by approximately five percent compared with the first quarter of fiscal 2005. In the first quarter of fiscal 2005, our average selling prices decreased by approximately 17 percent compared with the fourth quarter of fiscal 2004, and in the fourth quarter of fiscal 2004, our average selling prices decreased by approximately seven percent compared with the third quarter of fiscal 2004. We are unable to predict pricing conditions for any future periods. Even in the absence of downturns or oversupply in the industry, average selling prices of our products have decreased during the products’ lives, and we expect this trend to continue. When our average selling prices decline, our net sales and net income decline unless we are able to compensate by selling more units, reducing our manufacturing costs or introducing new, higher margin products with higher densities and/or advanced features. We have experienced declining average selling prices in the past, and we expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be. If our average selling prices continue to decline, our operating results could be materially adversely affected.

Our historical financial results may not be indicative of our future performance as an independent company.

Our historical financial information does not necessarily indicate what our results of operations, financial condition or cash flows will be in the future. After our reorganization as Spansion LLC and prior to our initial public offering, we were a majority-owned subsidiary of AMD, and we sold all of our products to our sole distributors, AMD and Fujitsu, who in turn sold our products to customers worldwide. Upon our initial public offering, we became an independent company. Since that time, we have been transitioning our sales processes so that we are able to sell our products directly to AMD’s former customers and potential customers not served solely by Fujitsu. We are also expanding our administrative functions and reducing our reliance on AMD’s provision of administrative services. If we cannot successfully reduce our reliance on AMD and Fujitsu as we continue to operate as an independent company, we may be materially adversely affected.

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

We serve our customers worldwide directly through our sales force and indirectly through our distributors, who purchase products from us and sell them to customers, either directly or through their distributors. Our customers consist of original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and contract manufacturers. In fiscal 2005 and the first quarter of fiscal 2006, the five largest of these customers accounted for a significant portion of end sales of our products by AMD and Fujitsu, which were our sole distributors during fiscal 2005. Our business strategy is to continue to maintain and increase our market share and diversify our customer base in the integrated category of the Flash memory market. Specifically, we intend to increase our sales to embedded Flash memory customers in part by expanding the number of customers who buy through our distribution channel as well as the number of customers in emerging markets. If we are unsuccessful in executing this strategy, we could be materially adversely affected.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in technology or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development for design and process technologies in an effort to design and manufacture advanced Flash memory products. For example, in the first quarter of fiscal 2006, our research and development expenses were $85 million, or approximately 15 percent of our net sales. In fiscal 2005, our research and development expenses were $296 million, or approximately 15 percent of our net sales. Of this amount, we incurred $32 million of expenses related to research and development services provided by AMD and Fujitsu. In fiscal 2004, our research and development expenses were $281 million, or approximately 12 percent of our net sales. Of this amount we incurred $54 million of expenses related to research and development services provided by AMD and Fujitsu.

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

We intend to implement manufacturing capacity on 300-millimeter wafers. Our goal is to have this capacity in place in fiscal 2008, although our board of directors has not yet approved a definitive capital expenditure plan for achieving such capacity. The timing for implementing 300-millimeter capacity will depend in part on the demand for our Flash memory products and on our ability to fund the construction of such a facility if we choose to develop the capacity internally or our ability to enter into a foundry manufacturing agreement if we choose to work with a foundry manufacturer. If we are delayed in implementing this capability or are unable to obtain foundry services at competitive rates or to timely and efficiently ramp production on 300-millimeter wafers, we would not achieve anticipated cost savings associated with this technology and we could be materially adversely affected.

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

We rely on a combination of protections provided by contracts, including confidentiality and non-disclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from third party infringement or from misappropriation in the United States and abroad. Any patent owned or licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted under these patents or licenses may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property on a worldwide basis in a cost-effective manner. Foreign laws may provide less intellectual property protection than afforded in the United States. If we cannot adequately protect our technology or other intellectual property in the United States and abroad, we may be materially adversely affected.

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

For example, Tessera, Inc. filed a lawsuit against us alleging that we have infringed certain of Tessera’s patents. Tessera has sought to enjoin such alleged infringement and to recover an unspecified amount of damages. In addition, Fujitsu has informed us that it has been informed by Texas Instruments Inc. that Texas Instruments believes that several of our products infringe some of Texas Instruments’ patents. Fujitsu has also informed us that it expects us to defend and indemnify Fujitsu against Texas Instruments’ claims in accordance with the terms of our distribution agreement with Fujitsu. Defending these claims and similar claims could be extremely expensive and time-consuming and defending these claims or others or the award of damages or an injunction could have a material adverse effect on us. We cannot assure you that litigation related to the intellectual property rights of ours or others can be avoided or will be successfully concluded.

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

Our future success depends upon the continued service of numerous qualified engineering, manufacturing, marketing and executive personnel. We cannot assure you that our equity incentive plan or our employee benefit plans or the performance of our management system will be effective in motivating or retaining our employees or attracting new employees. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees could materially adversely affect us.

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

Flash memory suppliers compete in part on the basis of their ability to deliver products to end customers on short lead times and it is common for prevailing lead times in the market to be shorter than the minimum manufacturing cycle time. To deliver products with competitive lead times, we must maintain a buffer stock of product to fulfill customer orders. Because our buffer stock must be produced before customer orders are received, our production levels are based on forecasts of customer demand. Generally, we sell our products pursuant to individual purchase orders from our direct customers, distributors and our distributors’ customers. Generally, these customers and distributors may cancel their orders for standard products thirty days prior to shipment without incurring a significant penalty.

Customer demand for our products may be difficult to predict because such customers may change their inventory practices on short notice for any reason or they may cancel or defer product orders. Inaccurate forecasts of customer demand or cancellation or deferral of product orders could result in excess or obsolete inventory, which could result in write-downs of inventory. Because market conditions are uncertain, we could be materially adversely affected if we are unable to accurately predict demand for our products.

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

We recently began selling directly to customers previously served by AMD, and we expect to also have sales denominated in European Union euro. As a consequence, movements in exchange rates could cause our U.S. dollar-denominated expenses to increase as a percentage of net sales, affecting our profitability and cash flows. Whenever we believe appropriate, we cover a portion of our foreign currency exchange exposure to protect against fluctuations in currency exchange rates. As of March 26, 2006, we had an aggregate of $29.3 million (notional amount) of short-term foreign currency forward exchange contracts denominated in yen. However, generally, we cover only a portion of our foreign currency exchange exposure. Moreover, we determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as equipment and materials used in manufacturing. We cannot assure you that these activities will be successful in reducing our foreign exchange rate exposure. Failure to do so could have a material adverse effect on us.

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

We currently rely on AMD and Fujitsu for a number of administrative and information technology services. We are in the process of reducing our reliance on AMD and Fujitsu and the services they provide to us. Accordingly, we are creating our own systems or contracting with other third parties to replace AMD or Fujitsu. However, during the transition period, which could be substantial, we still rely on AMD and Fujitsu for a number of services. Although we are working with AMD and Fujitsu to reduce the costs under our existing service agreements with them, if we are unable to successfully reduce our costs under these agreements or if we are unable to make this transition to our own systems in a timely and cost-effective manner, the costs associated with these services may have a material adverse effect on us.

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

In connection with our reorganization as Spansion LLC in June 2003, AMD and Fujitsu transferred approximately 400 patents and patent applications to us. In addition, AMD and Fujitsu contributed additional patents to us at the time of our initial public offering. However, both AMD and Fujitsu have retained the rights to use any patents contributed to us for an unlimited period of time. In addition, under their respective patent cross-license agreements with us, AMD and Fujitsu have also obtained licenses to our present and future patents with effective filing dates prior to the later of June 30, 2013, or such date on which they have transferred all of their shares in us, although the scope of patents under license can be impacted by a change in control of the parties or their semiconductor groups. These licenses continue until the last to expire of the patents under license expires. Furthermore, while the cross-license agreements provide AMD and Fujitsu with ongoing perpetual licenses to all of our present and future patents and technologies in existence through such cross-license termination date, our right to Fujitsu’s patents and technologies is more limited.

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

In December 2005, we had an initial public offering of our Class A common shares. The initial public offering price for our shares was determined by negotiations between us and representatives of the underwriters and may not be indicative of prices that will prevail in the trading market. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

The trading market for our securities, including the notes sold by Spansion LLC, our indirect wholly owned subsidiary, will depend, in part, on the research reports and ratings that securities or industry analysts or ratings agencies publish about us, our business and the Flash memory market in general. We do not have any control over these analysts or agencies. If one or more of the analysts or agencies that cover us downgrades us or our securities, the price of our securities may decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our securities or trading volume to decline.

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

ITEM 6. EXHIBITS

Exhibits

10.41	(a)	Amendment No. 1 to Credit Agreement, dated April 7, 2006, among Spansion LLC, Bank of America, N.A., and the lenders party thereto.

10.41	(b)	Joinder Agreement to the Credit Agreement, dated April 21, 2006, among Spansion Inc., Bank of America, N.A., and the lenders party to the Credit Agreement.

10.41	(c)	Continuing Guaranty to the Credit Agreement, dated April 21, 2006, between Spansion Inc. and Bank of America, N.A.

10.66		Amended and Restated Uncommitted Revolving Credit Facility Agreement, dated as of March 31, 2006, between Spansion Japan Limited and The Bank of Tokyo-Mitsubishi UFJ, Ltd.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section. Such exhibits shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: May 8, 2006	By:	/s/ Dario Sacomani
Dario Sacomani
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)