Form 10-Q
period 2006-07-02
Spansion Inc.
filed 2006-08-15
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on August 7, 2006:

Class	Number of Shares
Class A Common Stock, $0.001 par value	96,483,488
Class B Common Stock, $0.001 par value	1
Class C Common Stock, $0.001 par value	1
Class D Common Stock, $0.001 par value	32,352,934

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	Jul. 2, 2006	Jun. 26, 2005	Jul. 2, 2006	Jun. 26, 2005
Net sales	$396,735	$—	$396,735	$—
Net sales to related parties/members (Note 6)	258,617	462,367	820,546	895,556

Total net sales	655,352	462,367	1,217,281	895,556

Expenses:
Cost of sales (including $55,782, $61,878, $113,323 and $122,570 of expenses to related parties/members)	523,295	430,477	976,285	867,163
Research and development (including $4,265, $10,507, $8,677 and $20,795 of expenses to related parties/members)	91,800	74,597	176,358	145,976
Marketing, general and administrative (including $7,187, $18,571, $17,457 and $37,479 of expenses to related parties/members)	67,305	45,426	129,724	81,525

Operating loss	(27,048)	(88,133)	(65,086)	(199,108)

Other income (expense):
Gain on sale of marketable securities	6,884	—	6,884	—
Loss on early extinguishment of debt (Note 8)	(17,310)	—	(17,310)	—
Interest income and other, net	4,300	779	10,279	2,064
Interest expense (including $5,281, $6,561, $11,729 and $12,911 of expenses to related parties/members)	(18,391)	(11,076)	(37,185)	(22,211)

Other expense, net	(24,517)	(10,297)	(37,332)	(20,147)

Loss before income taxes	(51,565)	(98,430)	(102,418)	(219,255)
Benefit for income taxes	(2,806)	(12,406)	(1,782)	(24,389)

Net loss	$(48,759)	$(86,024)	$(100,636)	$(194,866)

Net loss per common share:

Basic and diluted	$(0.38)	$(1.19)	$(0.78)	$(2.69)

Shares used in per share calculation:
Basic and diluted	128,464	72,549	128,311	72,549

See accompanying notes

Net loss for the three and six months ended July 2, 2006 included stock-based compensation expense of $6.4 million and $14.2 million, respectively, which consisted of $4.3 million and $10.5 million related to the Company’s stock options and restricted stock units, and $2.1 million and $3.7 million related to AMD stock options granted to the Company’s employees. The Company did not provide stock-based compensation to its employees or third parties and there was no stock-based compensation expense for the three and six months ended June 26, 2005.

As a result of adopting FASB Statement No. 123(R) on December 26, 2005, the Company’s loss before income taxes and net loss for the three and six months ended July 2, 2006 were $844,000 and $1.7 million higher, respectively, than if it had continued to account for its stock options under APB Opinion 25. Basic and diluted loss per share for the three and six months ended July 2, 2006 were $0.01 higher than if the Company had continued to account for its stock options under Opinion 25. See Notes 2 and 3 to the unaudited condensed consolidated financial statements for additional information.

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	Jul. 2, 2006 (Unaudited)	Dec. 25, 2005 (*)
Assets

Current assets:
Cash and cash equivalents	$354,531	$506,439
Marketable securities	9,862	219,377
Trade accounts receivable, net	195,035	—
Trade accounts receivable from related parties, net (Note 6)	246,214	404,575
Other receivables from related parties	1,861	14,067
Inventories:
Raw materials	40,967	31,299
Work-in-progress	362,240	354,748
Finished goods	82,863	74,096

Total inventories	486,070	460,143
Deferred income taxes	6,857	34,452
Prepaid expenses and other current assets	48,784	33,789

Total current assets	1,349,214	1,672,842

Property, plant and equipment, net	1,604,172	1,587,763
Deferred income taxes	7,793	7,128
Other assets	32,048	34,232

Total assets	$2,993,227	$3,301,965

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable to banks under revolving loans	$8,739	$43,020
Accounts payable	326,909	280,057
Accounts payable to related parties (Note 6)	21,871	123,801
Accrued compensation and benefits	47,161	51,534
Accrued liabilities to related parties (Note 6)	16,763	21,470
Other accrued liabilities	55,666	35,564
Income taxes payable	2,757	13,058
Deferred income on shipments to a related party	409	31,901
Deferred income on shipments	27,306	—
Current portion of long-term obligations to related parties (Note 8)	1,500	21,638
Current portion of long-term debt	30,476	60,021
Current portion of long-term obligations under capital leases	76,886	108,876

Total current liabilities	616,443	790,940

Deferred income taxes	4,031	29,498
Long-term accrued liabilities to a related party (Note 3)	6,663	8,732
Long-term obligations to related parties, less current portion (Note 8)	—	162,277
Long-term debt, less current portion	441,403	256,762
Long-term obligations under capital leases, less current portion	60,373	107,019
Other long-term liabilities	18,348	24,760

Commitments and contingencies

Stockholders’ equity	1,845,966	1,921,977

Total liabilities and stockholders’ equity	$2,993,227	$3,301,965

*	Derived from audited financial statements at December 25, 2005.

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	Jul. 2, 2006	Jun. 26, 2005
Cash Flows from Operating Activities:
Net loss	$(100,636)	$(194,866)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	272,429	281,283
Loss on early extinguishment of debt	17,310	—
(Decrease) Increase in provision for doubtful accounts	(312)	262
Provision (benefit) for deferred income taxes	1,463	(22,119)
Gain on sale and disposal of property, plant, and equipment	(465)	(803)
Gain on sale of marketable securities	(6,884)	—
Compensation recognized under employee stock plans	14,231	—
Amortization on senior subordinated notes and senior notes discounts	1,960	—
Changes in operating assets and liabilities:
Decrease in trade accounts receivable from related parties/members	159,262	32,985
Decrease (increase) in other receivables from related parties/members	12,207	(7,536)
Increase in trade accounts receivable	(195,624)	—
(Increase) decrease in inventories	(25,925)	10,448
Decrease in prepaid expenses and other current assets	(14,995)	(4,816)
Decrease in other assets	189	578
(Decrease) Increase in accounts payable and accrued liabilities to related parties/members	(102,715)	42,407
Increase (decrease) in accounts payable and accrued liabilities	66,043	(23,421)
Decrease in accrued compensation and benefits	(9,992)	(3,250)
Decrease in income taxes payable	(10,301)	(19,996)
Decrease in deferred income on shipments to a related party/member	(31,492)	(6,958)
Increase in deferred income on shipments	27,306	—

Net cash provided by operating activities	73,059	84,198

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	2,298	696
Purchases of property, plant and equipment	(290,940)	(139,302)
Proceeds from maturity and sale of marketable securities	272,721	28,550
Purchases of marketable securities	(63,612)	(10,000)

Net cash used in investing activities	(79,533)	(120,056)

Cash Flows from Financing Activities:
Cash contributions from related parties/members	—	3,750
Cash distribution to related parties for stock-based compensation	(5,991)	(869)
Proceeds from sale-leaseback transactions	—	78,098
Proceeds from borrowings, net of issuance costs	320,373	50,528
Payments on loans from related parties/members	(196,619)	(4,510)
Payments on debt and capital lease obligations	(280,004)	(99,053)

Net cash (used in) provided by financing activities	(162,241)	27,944

Effect of exchange rate changes on cash and cash equivalents	16,807	1,121

Net decrease in cash and cash equivalents	(151,908)	(6,793)
Cash and cash equivalents at the beginning of period	506,439	138,188

Cash and cash equivalents at end of period	$354,531	$131,395

See accompanying notes

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Spansion Inc. (the Company) is a semiconductor manufacturer headquartered in Sunnyvale, California, with manufacturing, research and development and assembly operations in the United States, Asia and Europe. The Company is dedicated exclusively to developing, designing, manufacturing and selling Flash memory, a critical semiconductor component of many electronic products.

The Company’s Flash memory devices, marketed under the Spansion® and MirrorBit® global brand names, are incorporated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, PC and PC peripheral applications.

Spansion LLC, the former joint venture 60 percent owned by Advanced Micro Devices, Inc. (AMD) and 40 percent owned by Fujitsu Limited (Fujitsu), was reorganized into Spansion Inc. in 2005. Spansion Inc. is the holding company that completed its underwritten initial public offering (IPO) of Class A common stock on December 21, 2005 and Spansion LLC is its wholly owned operating subsidiary.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements and notes thereto are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the Company’s operating results, financial position and cash flows. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2006.

The condensed consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements do not include certain financial footnotes and disclosures required under U.S. generally accepted accounting principles for audited financial statements. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the year ended December 25, 2005 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 15, 2006.

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended July 2, 2006 and June 26, 2005 consisted of 14 weeks and 13 weeks, respectively. The six months ended July 2, 2006 and June 26, 2005 consisted of 27 weeks and 26 weeks, respectively. The second quarter of fiscal 2006 consisted of one week more than a typical quarter.

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

Financial Statements Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Stock-Based Compensation

Treatment of AMD Stock Options

Prior to the IPO, the Company did not provide stock-based compensation to its employees or third parties. Subsequent to June 30, 2003, however, certain of the Company’s employees received stock options to purchase shares of AMD common stock from the Company’s then majority member, AMD. The Company accounted for AMD’s stock option grants and restricted stock unit, or RSU, awards to its employees under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion 25 “Accounting for Stock Issued to Employees” and related interpretations, consistent with the accounting method followed by AMD for stock options and RSU awards issued to employees of the consolidated AMD group. The exercise price of these stock options was equal to the market price of AMD’s common stock on the date of grant. The Company reimbursed AMD for these stock options based on an agreed amount equal to the grant-date fair value of the stock options calculated using the Black-Scholes-Merton valuation model, less a 15 percent discount (the “grant date fair value”). The Company recorded a liability for amounts due to AMD under this arrangement with a corresponding reduction to additional paid-in capital. Reimbursements to AMD are payable in sixteen equal quarterly installments which commence on the last day of the quarter following the quarter in which the stock options were granted.

Subsequent to the Company’s IPO, these awards are being accounted for under variable fair value accounting following the guidance in Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Good or Services,” and EITF Issue No. 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employee of an Equity Method Investee,” and will continue to be remeasured to their fair value in future periods until they are fully vested.

Spansion Stock-Based Incentive Compensation Plans

Effective December 26, 2005, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment,” which requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Statement 123(R) supersedes the Company’s previous accounting under Opinion 25 for periods beginning in fiscal 2006.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The Company adopted Statement 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of the Company’s fiscal year ending December 31, 2006. The Company’s condensed consolidated financial statements as of and for the three and six months ended July 2, 2006 reflect the impact of Statement 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement 123(R).

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 regarding the SEC’s interpretation of Statement 123(R) and the valuation of share-based payments for public companies. The Company applied the provisions of SAB 107 in its adoption of Statement 123(R).

The Company estimated the fair value of its stock-based awards to employees using Black-Scholes-Merton option pricing model. Stock-based compensation expense recognized during a period is based on the higher of the grant date fair value of the portion of share-based payment awards that is ultimately expected to vest, or actually vest, during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and six months ended July 2, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 25, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement 123 and compensation expense for the share-based payment awards granted subsequent to December 25, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Compensation expense for all share-based payment awards was recognized using the straight-line attribution method reduced for estimated forfeitures. The Company does not have sufficient historical forfeiture experience related to its own stock-based awards. Therefore, the Company estimated forfeitures based on AMD’s historical forfeiture rates, as the Company believes these forfeiture rates to be the most indicative of its own expected forfeiture rate. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

New Accounting Pronouncements

In June 2006, the FASB ratified EITF No. 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in FASB Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment to accumulated deficit approach upon adoption. The Company is currently evaluating the impact, if any, that the adoption of this Issue will have on its financial statements.

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006. The provisions of this interpretation apply to all tax positions upon initial adoption of this interpretation. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of this interpretation. The cumulative effect applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the accounting and disclosure requirements of this interpretation and expects to adopt it as required at the beginning of its fiscal year ending December 30, 2007.

3. Stock-Based Compensation

AMD Stock Options

The Company paid AMD approximately $6.0 million and $0.9 million for stock options during the six months ended July 2, 2006 and June 26, 2005. The Company’s outstanding liability to AMD for stock option reimbursements as of July 2, 2006 was approximately $11.7 million, of which $6.7 million is due beyond the next twelve-month period. The Company’s outstanding liability to AMD for stock option reimbursements as of December 25, 2005 was approximately $17.1 million, of which $8.7 million is due beyond the next twelve-month period.

As of July 2, 2006, there were approximately 636,000 unvested AMD stock options and RSU awards that were still held by the Company’s employees, which are currently subject to variable fair value accounting. As of July 2, 2006, the total fair value of these stock options, based on a Black-Scholes-Merton option pricing model, and restricted stock unit awards was approximately $12.2 million. These stock options and RSU awards will generally vest through 2009 and, as a result, will continue to result in remeasured compensation expense each interim and annual reporting period until they are fully vested. Pro forma stock-based compensation expense in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” related to AMD stock options granted to the Company’s employees was $1.3 million and $2.3 million for the three and six months ended June 26, 2005.

Spansion Stock-Based Incentive Compensation Plans

Plan Description

As of July 2, 2006, the Company had one stock-based incentive plan, the 2005 Equity Incentive Plan, under which 9,500,000 shares of Class A common stock have been reserved and made available for issuance in the form of equity awards, including incentive and nonqualified stock options and RSU awards. The 2005 Equity Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors, and that committee has the authority to, among other things, grant awards, delegate certain of its powers, accelerate or extend the vesting or exercisability of awards and determine the date of grant of an award. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated or forfeited, or fail to vest will again be available for grant under the 2005 Equity Incentive Plan. The maximum term of the stock options will be 10 years from the date of grant and the exercise price of each option will be determined under the applicable terms and conditions as approved by the Compensation Committee.

The 2005 Equity Incentive Plan provides awards that may be granted to an officer or employee, a consultant or advisor, or a non-employee director of the Company or its subsidiaries; provided that, the incentive stock options granted under the 2005 Equity Incentive Plan may only be granted to employees

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

of the Company or its subsidiaries. The exercise price of each incentive stock option will be required to be not less than 100 percent of the fair market value of our Class A common stock on the date of grant (not less than 110 percent if such stock options are granted to persons who have more than 10 percent of the total voting power of all classes of our stock).

Stock options generally vest ratably over a period of four years and expire if not exercised by the seventh anniversary of the grant date. RSU awards have no exercise price or expiration date. RSU awards generally vest over a four-year period, except for awards of 2.3 million shares granted on the date of the Company’s IPO (December 15, 2005), which vested 25 percent on April 28, 2006 and the remainder in equal installments quarterly over the remaining 36 months.

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense, by financial statement caption, resulting from the Company’s stock options and RSU awards under Statement 123(R) for the three and six months ended July 2, 2006:

	Three Months Ended July 2, 2006	Six Months Ended July 2, 2006
	(in thousands)
Cost of sales	$2,139	$5,254
Research and development	1,070	2,629
Marketing, general and administrative	1,070	2,629

Stock-based compensation expense under Statement 123(R) before income taxes (1)	4,279	10,512

Income tax benefit	—	—

Stock-based compensation expense under Statement 123(R) after income taxes (1)	$4,279	$10,512

(1)	Stock-based compensation expense under Statement 123(R) does not include the compensation expense of AMD stock options and AMD RSU awards granted to the Company’s employees, which were accounted for under EITF Issue Nos. 96-18 and 00-12, and which will continue to be remeasured to their fair value in future periods until they are fully vested. The compensation expense of these awards was approximately $2.1 million and $3.7 million for the three and six months ended July 2, 2006, respectively.

The weighted average fair value of the Company’s stock options granted in the three and six months ended July 2, 2006, was $7.48 and $7.84 per share, respectively. The fair value of each stock option was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants in the three and six months ended July 2, 2006:

	Three Months Ended July 2, 2006	Six Months Ended July 2, 2006
Expected volatility	55.92%	59.97%
Risk-free interest rate	5.10%	4.89%
Expected term (in years)	4.61	4.59
Dividend yield	0%	0%

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The Company’s dividend yield is zero because the Company has never paid dividends and does not have plans to do so over the expected life of the options. The expected volatility is based on the Company’s recent historical volatility and the volatilities of the Company’s competitors who are in the same industry sector with similar characteristics (“guideline” companies) given the lack of historical realized volatility data of the Company. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bond with a remaining term equal to the expected stock option life. The expected term is based on the “shortcut approach” provided in SAB 107 for developing the estimate of the expected life of a “plain vanilla” stock option. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

As of July 2, 2006, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $42.7 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2010.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information for the period presented:

	Six Months Ended July 2, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Options:
Outstanding at the beginning of fiscal 2006	1,949,750	$12.00
Granted	262,500	$14.64
Canceled	(152,344)	$12.00

Outstanding as of July 2, 2006	2,059,906	$12.34	6.50	$7,415,662

Exercisable as of July 2, 2006 (1)	35,156	$12.00	6.45	$138,515

(1)	There were 35,156 shares vested during the six months ended July 2, 2006, with a total fair value of approximately $241,000.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.94 as of July 2, 2006, which would have been received by the stock option holders had all stock option holders exercised their stock options as of that date.

The following table summarizes RSU award activity and related information for the period presented:

	Six Months Ended July 2, 2006
	Number of Shares	Weighted- Average Grant-date Fair Value
Restricted Stock Units:
Unvested at the beginning of fiscal year 2006	3,604,090	$12.00
Granted	95,647	$14.88
Canceled	(153,706)	$12.00
Vested	(556,711)	$12.00

Unvested as of July 2, 2006	2,989,320	$12.09

4. Net Loss Per Share

The Company excluded 16.8 million shares issuable upon the assumed exercise of outstanding Class A common stock options and RSU awards and the assumed conversion of outstanding convertible debentures from the calculation of diluted earnings per share for the three and six months ended July 2, 2006 because they had an antidilutive effect due to the net losses recorded. The Company had no potential common shares outstanding for the three or six months ended June 26, 2005.

5. Comprehensive Loss

The following are the components of comprehensive loss:

	Three Months Ended		Six Months Ended
	Jul. 2, 2006	Jun. 26, 2005	Jul. 2, 2006	Jun. 26, 2005
	(in thousands)		(in thousands)
Net loss	$(48,759)	$(86,024)	$(100,636)	$(194,866)

Net change in cumulative translation adjustment	19,611	(8,829)	17,817	(34,544)
Net change in unrealized gains on marketable securities, net of $0 taxes	(6,230)	—	(7,291)	—

Total comprehensive loss	$(35,378)	$(94,853)	$(90,110)	$(229,410)

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

6. Related Party Transactions

Prior to the second quarter of fiscal 2006, the Company relied on AMD and Fujitsu as sole distributors of its products. The Company receives services from AMD and Fujitsu, including among others, certain information technology, facilities, logistics, legal, tax, finance, human resources and environmental health and safety services. The charges for these services are negotiated annually between the Company and AMD and Fujitsu based on the Company’s expected requirements and the estimated future costs of the services to be provided. AMD has the right to review the proposed services to be provided by Fujitsu, and Fujitsu has the right to review the proposed services to be provided by AMD. The service charges are billed monthly on net 45 days terms.

The following tables present significant related party transactions and account balances between the Company and AMD (see Note 8 for separate disclosure of debt obligations to related parties):

	Three Months Ended		Six Months Ended
	Jul. 2, 2006	Jun. 26, 2005	Jul. 2, 2006	Jun. 26, 2005
	(in thousands)
Net sales to AMD (1)	$—	$257,357	$336,172	$487,548

Cost of sales:
Royalties to AMD	$1,659	$3,853	$3,098	$7,375

Service fees to AMD:
Cost of sales	$(252)	$5,723	$2,719	$11,321
Research and development	3,651	6,102	7,289	12,966
Marketing, general and administrative	6,013	13,651	15,158	28,343

Service fees to AMD (2)	$9,412	$25,476	$25,166	$52,630

Cost of employees seconded from AMD:
Marketing, general and administrative	$—	$680	$—	$1,088

(1)	In the second quarter of fiscal 2006, the Company began selling its products directly to the customers previously served by AMD.
(2)	Service fees to AMD are net of reimbursements from AMD for services provided to AMD by the Company.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

	Jul. 2, 2006	Dec. 25, 2005
	(in thousands)
Trade accounts receivable from AMD, net of allowance for doubtful accounts	$41,195	$205,351
Other receivables from AMD	$1,861	$13,850
Accounts payable to AMD	$1,838	$97,844
Royalties payable to AMD	$3,097	$6,384
Accrued liabilities to AMD	$11,650	$17,434

The following tables present the significant related party transactions and account balances between the Company and Fujitsu (see Note 8 for separate disclosure of debt obligations to related parties):

	Three Months Ended		Six Months Ended
	Jul. 2, 2006	Jun. 26, 2005	Jul. 2, 2006	Jun. 26, 2005
	(in thousands)
Net sales to Fujitsu	$258,617	$205,010	$484,374	$408,008

Cost of sales
Royalties paid to Fujitsu	$1,659	$3,853	$3,098	$7,375
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	$30,734	$16,679	$59,779	$33,831
Subcontract manufacturing purchases from Fujitsu	$3,736	$8,686	$7,547	$19,255
Commercial die purchases from Fujitsu	$17,668	$21,791	$35,880	$40,983

Service fees to Fujitsu:
Cost of sales	$561	$837	$1,176	$1,688
Research and development	578	1,779	1,326	3,584
Marketing, general and administrative	1,113	3,038	2,205	6,113

Service fees to Fujitsu	$2,252	$5,654	$4,707	$11,385

Cost of employees seconded from Fujitsu:
Cost of sales	$18	$456	$26	$742
Research and development	35	2,626	61	4,245
Marketing, general and administrative	61	1,202	95	1,935

Cost of employees seconded from Fujitsu	$114	$4,284	$182	$6,922

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

	Jul. 2, 2006	Dec. 25, 2005
	(in thousands)
Trade accounts receivable from Fujitsu	$205,019	$199,224
Other receivables from Fujitsu	$—	$217
Accounts payable to Fujitsu	$20,033	$25,957
Royalties payable to Fujitsu	$3,097	$6,384
Accrued liabilities to Fujitsu	$5,582	$—

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

7. Warranties and Indemnities

The Company offers a one-year limited warranty for its Flash memory products.

Changes in the Company’s liability for product warranties in the three and six months ended July 2, 2006 and June 26, 2005 are as follows:

	Three Months Ended		Six Months Ended
	Jul. 2, 2006	Jun. 26, 2005	Jul. 2, 2006	Jun. 26, 2005
	(in thousands)		(in thousands)
Balance, beginning of period	$1,000	$600	$1,000	$600
Provision for warranties issued	876	566	1,684	941
Settlements	(324)	(1,365)	(2,242)	(2,455)
Changes in liability for pre-existing warranties during the period, including expirations	(552)	799	558	1,514

Balance, end of period	$1,000	$600	$1,000	$600

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

8. Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	Jul. 2, 2006	Dec. 25, 2005
	(in thousands)
Debt obligations to related parties:
Spansion China Line of Credit	$—	$15,000
Spansion Penang Loan	—	4,833
Spansion Penang Building Loan	—	5,112
Senior Subordinated Notes	—	158,970
Promissory Note	1,500	—

Total debt obligations to related parties	1,500	183,915
Debt obligations to third parties:
Spansion Japan Term Loan	—	72,274
Spansion China Bank Enterprise Cooperation Revolver	33,660	18,722
Spansion Japan Revolving Credit Facility	—	43,020
Senior Notes	227,032	225,787
Spansion Penang Loan	4,186	—
Spansion Japan 2006 Merged Revolving Credit Facility	8,739	—
Exchangeable Senior Subordinated Debentures	207,000	—
Obligations under capital leases	137,260	215,895

Total debt obligations to third parties	617,877	575,698

Total debt obligations	619,377	759,613
Less: Current Portion	117,601	233,555

Long-term debt and capital lease obligations, less current portion	$501,776	$526,058

New Debt and Capital Lease Obligations and Activity for the Six Months Ended July 2, 2006:

Debt Obligations to Related Parties

Spansion China Line of Credit

On February 15, 2006, the Company repaid the remaining outstanding principal of $15.0 million and accrued interest of approximately $121,000 to AMD under the Spansion China Line of Credit.

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

Spansion Penang Building Loan

On June 28, 2006, the Company repaid AMD the remaining outstanding principal of approximately 19.3 million Malaysian ringgit (approximately $5.4 million based on the exchange rate as of June 28, 2006) under the Spansion Penang Building Loan.

Senior Subordinated Notes

On June 12, 2006, the Company repurchased and cancelled the 12.75% Senior Subordinated Notes. The Company recognized a loss on early extinguishment of debt of approximately $17.3 million as a result of the repurchase of these notes. The loss included the write-off of debt issuance costs of approximately $2.0 million and the write-off of unamortized discount of approximately $15.3 million.

Promissory Note

On February 27, 2006, the Company purchased a software license from AMD and, as payment, the Company issued a $3.0 million promissory note to AMD. As of July 2, 2006, the Company has repaid $1.5 million of the principal of the promissory note. The remaining balance of $1.5 million is due in three quarterly principal installments of $500,000.

Debt Obligations to Third Parties

Spansion Japan Term Loan

On December 30, 2005, Spansion Japan voluntarily prepaid and terminated the Spansion Japan Term Loan agreement. There were no penalties associated with the prepayment and termination of this loan agreement.

Spansion Japan Uncommitted Revolving Credit Facility

On December 30, 2005, Spansion Japan borrowed 2.0 billion yen (approximately $17.0 million as of March 26, 2006) under its uncommitted revolving credit facility agreement with a Japanese financial institution. Spansion Japan repaid the principal balance and interest outstanding under this facility on March 31, 2006.

Spansion Japan 2006 Revolving Credit Facility

On December 26, 2005, Spansion Japan entered into an uncommitted revolving credit facility agreement with a certain Japanese financial institution in the aggregate principal amount of up to 3.0 billion yen (or up to approximately $25.8 million as of December 26, 2005).

On December 30, 2005, Spansion Japan borrowed 1.0 billion yen (approximately $8.5 million as of December 30, 2005) under this facility. This amount bore interest at a rate of 0.59 percent per annum and

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

was repaid on March 31, 2006. On January 10, 2006, Spansion Japan borrowed an additional 2.0 billion yen (approximately $17.5 million as of January 10, 2006) under this facility. This amount bore interest at a rate of 0.60 percent per annum and was repaid on April 10, 2006 (see Note 10).

Spansion Penang Loan

On January 29, 2004, Spansion Penang entered into a financial arrangement with AMD. Under the terms of the arrangement, Spansion Penang borrowed approximately 29.0 million Malaysian Ringgit (approximately $8.0 million based on the exchange rate as of January 29, 2004) from AMD to fund the purchase of manufacturing equipment. In January 2006, this loan was transferred from AMD to a third-party financial institution.

Spansion Japan 2006 Merged Revolving Credit Facility

On March 31, 2006, Spansion Japan entered into an Amended and Restated Uncommitted Revolving Credit Facility Agreement with a Japanese financial institution (the Spansion Japan 2006 Merged Revolving Credit Facility), which provides for a revolving credit facility in the aggregate principal amount of up to 8.0 billion yen (or up to approximately $69.9 million as of July 2, 2006). The Spansion Japan 2006 Merged Revolving Credit Facility replaced the Spansion Japan Revolving Credit Facility and Spansion Japan Uncommitted Revolving Credit Facility as a result of the merger of the two respective financial institutions that had previously provided those separate facilities.

Pursuant to the terms of the Spansion Japan 2006 Merged Revolving Credit Facility, Spansion Japan may borrow amounts in increments of 50 million yen (approximately $436,939 as of July 2, 2006), which may remain outstanding in monthly increments of up to three months. Amounts borrowed bear interest at a rate equal to TIBOR, at the time of the drawdown, plus a margin of 0.5 percent per annum.

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

All of Spansion Japan’s debts under the Spansion Japan 2006 Merged Revolving Credit Facility will automatically become due and payable without any notice or demand if proceedings of bankruptcy, insolvency, dissolution or similar matters are initiated by or against Spansion Japan. All of the debts under this credit facility will become due and payable upon notice to Spansion Japan by the lenders in an event of default, which includes, among other things, the following: a default in performance of payment; any of Spansion Japan’s debts or guarantee obligations (other than those under Spansion Japan 2006 Merged Revolving Credit Facility) in an aggregate amount exceeding 10 million yen (approximately $87,388 as of July 2, 2006) become due and payable; or the suspension of the business of Spansion Japan by Spansion Japan or by a government authority, in each case if not cured within applicable time periods set forth in the Spansion Japan 2006 Merged Revolving Credit Facility.

The Spansion Japan 2006 Merged Revolving Credit Facility may be terminated in the event of default or by either party upon written notice in accordance with its terms.

On May 12, 2006, Spansion Japan borrowed 1.0 billion yen (approximately $8.7 million as of July 2, 2006) under this facility. This amount bears interest at a rate of 0.65 percent per annum and must be repaid no later than August 14, 2006. This amount is reflected as Notes payable on the condensed consolidated balance sheet at July 2, 2006.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Exchangeable Senior Subordinated Debentures

On June 12, 2006, Spansion LLC, the wholly owned operating subsidiary of the Company, issued $180.0 million of aggregate principal amount of 2.25% Exchangeable Senior Subordinated Debentures due 2016. On June 26, 2006, Spansion LLC issued an additional $27.0 million of aggregate principal amount of 2.25% Exchangeable Senior Subordinated Debentures due 2016 upon the initial purchasers’ exercise of their over-allotment option. The Debentures are general unsecured senior subordinated obligations and rank subordinate in right of payment to all of the Company’s senior indebtedness, including its 11.25% Senior Notes due 2016, senior in right of payment to all of the Company’s subordinated indebtedness. The Debentures bear interest at 2.25 percent per annum. Interest is payable on June 15 and December 15 of each year beginning December 15, 2006 until the maturity date of June 15, 2016.

The Debentures are not exchangeable prior to January 6, 2007. On or after January 6, 2007, the Debentures will be exchangeable for shares of the Company’s Class A common stock, cash or a combination of cash and shares of such Class A common stock, at the Company’s option. The Debentures provide that the Company may elect to employ net share settlement and under certain circumstances the Debentures may be exchangeable for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of Class A common stock or a combination of cash and shares of Class A common stock at an initial exchange rate of 56.7621 shares per $1,000 principal amount of Debentures. At the initial exchange rate, the Debentures will be exchangeable for Class A common stock at an exchange price of approximately $17.62 per share. The exchange rate will be adjusted for certain antidilution events and will be increased in the case of corporate events that constitute a fundamental change of the Company under certain circumstances. The holders of the Debentures will have the ability to require the Company to repurchase the Debentures in whole or in part for cash in the event of a fundamental change of the Company. In such case, the repurchase price would be 100 percent of the principal amount of the Debentures plus any accrued and unpaid interest.

9. Spansion Japan Pension Plan

On September 1, 2005, the Company adopted the Spansion Japan Pension Plan. The following table summarizes the components of the net periodic pension expense for the three and six months ended July 2, 2006:

	Three months ended Jul. 2, 2006	Six months ended Jul. 2, 2006
	(in thousands)
Service cost	$1,389	$2,576
Interest cost	488	765
Expected return on plan assets	(718)	(1,415)
Amortization of prior service cost	189	372

Total net periodic pension expense	$1,348	$2,298

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

10. Subsequent Events

Spansion Japan 2006 Revolving Credit Facility

On July 21, 2006, Spansion Japan borrowed 1.0 billion yen (approximately $8.7 million as of July 21, 2006) under this facility. This amount bears interest at the rate of 0.85 percent per annum and must be repaid no later than August 21, 2006.

Spansion China Bank Enterprise Cooperation Revolver

On July 20, 2006, Spansion China repaid RMB 41 million (approximately $5.1 million as of July 20, 2006) under the RMB denominated credit facility. On July 27, 2006, Spansion China repaid approximately $5.0 million under the U.S dollar denominated credit facility.

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

The following should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.

Overview

We are the largest company in the world dedicated exclusively to developing, designing and manufacturing Flash memory, a critical semiconductor component of nearly every electronic product and one of the fastest growing segments of the semiconductor industry. Our Flash memory is incorporated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, PC and PC peripheral applications. Our products are integrated into products from original equipment manufacturers, or OEMs, in each of these markets.

Our results for the three months ended July 2, 2006 reflected an increase in total net sales from the corresponding period of fiscal 2005. Our results also reflected an increase in unit shipments and sales generated from products based on our MirrorBit technology, which represented approximately 43 percent of total net sales for the three months ended July 2, 2006, compared with approximately 20 percent of total net sales for the corresponding period of fiscal 2005.

Our total net sales for the three and six months ended July 2, 2006 were $655.4 million and $1,217.3 million, respectively. Total net sales increased significantly compared to the corresponding periods of fiscal 2005. Our net losses for the three and six months ended July 2, 2006 were $48.8 million and $100.6 million. Net losses for these periods include stock-based compensation expense of $6.4 million and $14.2 million, respectively.

Our total net sales for the three and six months ended June 26, 2005 were $462.4 million and $895.6 million, respectively. Our net losses for these periods were $86.0 million and $194.9 million. We did not provide stock-based compensation to our employees or third parties and there was no stock-based compensation expense for these periods in fiscal 2005.

During the three months ended July 2, 2006, we transitioned our information technology systems and our sales processes from Advanced Micro Devices, Inc. (AMD), which, along with Fujitsu Limited (Fujitsu), had previously served as the sole distributors of our products. With this transition, we began selling our products directly to AMD’s former customers and customers not served solely by Fujitsu. We also continued to expand our administrative functions and reduce our reliance on AMD’s provision of administrative services.

Also during the three months ended July 2, 2006, we completed the sale of $207 million of our 2.25% Exchangeable Senior Subordinated Debentures, and repurchased our 12.75% Senior Subordinated Notes held by AMD.

Basis of Presentation

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended July 2, 2006 and June 26, 2005 consisted of 14 weeks and 13 weeks, respectively. The six months ended July 2, 2006 and June 26, 2005 consisted of 27 weeks and 26 weeks, respectively. The second quarter of fiscal 2006 consisted of one week more than a typical quarter.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, allowance for doubtful accounts, inventories, asset impairments, income taxes and pension benefits. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Other than our accounting policy described below regarding accounting for stock-based compensation, our critical accounting policies, which incorporate our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, are the same as those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2005.

Stock-Based Compensation

Effective December 26, 2005, we adopted Financial Accounting Standards Boards (FASB) Statement No. 123(R) “Share-Based Payment,” which requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Statement 123(R) supersedes our previous accounting under Accounting Principles Board (APB) Opinion 25 “Accounting for Stock Issued to Employees,” for periods beginning in fiscal 2006.

We adopted Statement 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of our fiscal year ending December 31, 2006. Our condensed consolidated financial statements as of and for the three and six months ended July 2, 2006 reflected the impact of Statement 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods had not been restated to reflect, and did not include, the impact of Statement 123(R). Stock-based compensation expense recognized under Statement 123(R) for the three and six months ended July 2, 2006 was $4.3 million and $10.5 million, respectively, which consisted of stock-based compensation expense related to our stock options and restricted stock unit (RSU) awards. We did not provide stock-based compensation to our employees or third parties prior to the IPO and there was no stock-based compensation expense related to stock options recognized under Opinion 25 during the three or six months ended June 26, 2005.

We estimated the fair value of our stock-based awards to employees using Black-Scholes-Merton option pricing model. The key estimates that management must make in applying this model are the volatility of our stock over the expected terms of our awards and the expected terms of our awards. The expected volatility is based on our recent historical volatility and the volatilities of our competitors who are in the same industry sector with similar characteristics (“guideline” companies) given our lack of historical realized volatility data. The expected term is based on the “shortcut approach” provided in SEC Staff Accounting Bulletin (SAB) No. 107 for developing the estimate of the expected term of a “plain vanilla” employee stock option. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. Each of these estimates requires a significant amount of management judgment.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three and six months ended July 2, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 25, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and compensation expense for the share-based payment awards granted subsequent to December 25, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). The compensation expense for all share-based payment awards was recognized using straight-line attribution method reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because we do not have sufficient historical forfeiture experience related to our own stock-based awards, we estimated forfeitures based on AMD’s historical forfeiture rates as we believe these forfeiture rates to be the most indicative of our own expected forfeiture rate. In our pro forma information required under Statement 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Results of Operations

Comparison of Net Sales

The following is a summary of our total net sales for the three and six months ended July 2, 2006 and June 26, 2005:

	Three Months Ended				Six Months Ended
	Jul. 2, 2006	Jun. 26, 2005	Variance in Dollar	Variance in Percent	Jul. 2, 2006	Jun. 26, 2005	Variance in Dollar	Variance in Percent
	(in thousands, except percentage)
Total net sales	$655,352	$462,367	$192,985	42%	$1,217,281	$895,556	$321,725	36%

Total net sales for the three months ended July 2, 2006 increased 42 percent compared to total net sales for the three months ended June 26, 2005. The increase was primarily attributable to a 43 percent increase in unit shipments. Average selling prices for the three months ended July 2, 2006 as compared to the three months ended June 26, 2005 were relatively flat. Total net sales for the six months ended July 2, 2006 increased 36 percent compared to total net sales for the six months ended June 26, 2005. The increase was primarily attributable to a 40 percent increase in unit shipments. Average selling prices for the six months ended July 2, 2006 as compared to the six months ended June 26, 2005 were relatively flat.

Comparison of Gross Margin, Expenses, Interest and Other Income (Expense), Net, Interest Expense and Income Tax Benefit

The following is a summary of gross margin; operating expenses; interest and other income (expense), net; interest expense and benefit for income taxes for the three and six months ended July 2, 2006 and June 26, 2005:

	Three Months Ended				Six Months Ended
	Jul. 2, 2006	Jun. 26, 2005	Variance in Dollar	Variance in Percent	Jul. 2, 2006	Jun. 26, 2005	Variance in Dollar	Variance in Percent
	(in thousands, except for percentage)				(in thousands, except for percentage)
Cost of sales	$523,295	$430,477	$92,818	22%	$976,285	$867,163	$109,122	13%
Gross margin	20%	7%			20%	3%
Research and development	91,800	74,597	17,203	23%	176,358	145,976	30,382	21%
Marketing, general and administrative	67,305	45,426	21,879	48%	129,724	81,525	48,199	59%
Operating loss	(27,048)	(88,133)	61,085	-69%	(65,086)	(199,108)	134,022	-67%

Interest and other income (expense), net	(6,126)	779	(6,905)	-886%	(147)	2,064	(2,211)	-107%
Interest expense	(18,391)	(11,076)	(7,315)	66%	(37,185)	(22,211)	(14,974)	67%
Benefit for income taxes	(2,806)	(12,406)	9,600	-77%	(1,782)	(24,389)	22,607	-93%

The increase in gross margin was primarily due to an increase in the sales of our higher margin MirrorBit products and improved factory utilization. MirrorBit sales represented approximately 43 percent and 39 percent of sales for the three and six months ended July 2, 2006 as compared to approximately 20 percent and 17 percent of sales for the three and six months ended June 26, 2005. The increase in gross margin is partially offset by the stock-based compensation expense of $3.2 million and $7.1 million for the three and six months ended July 2, 2006, which was included in the cost of sales. We did not have a comparable charge for the corresponding period of fiscal 2005.

The increase in research and development expense was primarily due to an increase in 300-millimeter development costs, which represented approximately 32 percent and 36 percent of the increase for three and six months ended July 2, 2006. Also, we incurred higher labor costs primarily related to increased headcount during the periods and the impact of an extra work week for the three and six months ended July 2, 2006. The increase in labor costs accounted for approximately 24 percent and 25 percent of the increase for the three and six months ended July 2, 2006. Research and development included $1.6 million and $3.6 million of stock-based compensation expense for the three and six months ended July 2, 2006. We did not have a comparable charge for the corresponding period of fiscal 2005.

The increase in marketing, general and administrative was primarily due to the additional information technology, legal and consulting fees incurred as a new public entity. These additional costs accounted for approximately 59 percent and 40 percent of the increase for the three and six months ended July 2, 2006. Additionally, the increase in headcount, partially offset by the reduction in service charges from AMD, accounted for approximately 13 percent and 38 percent of the increase for the three and six months ended July 2, 2006. Marketing, general and administrative included $1.6 million and $3.6 million of stock-based compensation expense for the three and six months ended July 2, 2006. We did not have a comparable charge for the corresponding period of fiscal 2005.

The increase in interest and other expense, net was primarily due to a $17.3 million loss on early extinguishment of debt as a result of the repurchase and cancellation of the 12.75% Senior Subordinated Notes, partially offset by approximately $6.9 million of realized gain from the sale of marketable securities in the second quarter of fiscal 2006. The increase in other expense, net is also partially offset by the increase in income generated from the investment of a portion of the proceeds from our IPO in cash equivalents and marketable securities during the six months ended July 2, 2006.

The increase in interest expense was primarily due to the additional interest expense on senior notes and senior subordinated notes issued at end of the fourth quarter of fiscal 2005.

We recorded an income tax benefit of $2.8 million in the three months ended July 2, 2006 as compared to $12.4 million of tax benefits in the three months ended June 26, 2005. The income tax benefit recorded in the three months ended July 2, 2006 was primarily due to a benefit from resolution of a tax examination in a foreign jurisdiction, offset by tax provisions of our foreign subsidiaries. As part of our projected tax provision for the current year, we anticipate an increase of our valuation allowance against our U.S deferred tax assets to offset the tax benefits for current year losses in the U.S. The income tax benefit recorded in the three months ended June 26, 2005 was primarily related to losses in certain foreign jurisdictions.

We recorded an income tax benefit of $1.8 million in the six months ended July 2, 2006 as compared to $24.4 million of tax benefits in the six months ended June 26, 2005. The income tax benefit recorded in the six months ended July 2, 2006 was primarily due to a benefit from resolution of a tax examination in a foreign jurisdiction, offset by tax provisions of our foreign subsidiaries. The income tax benefit recorded in the six months ended June 26, 2005 was primarily related to losses in certain foreign jurisdictions.

As of July 2, 2006, most of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of fiscal 2005 upon our conversion to a taxable entity immediately prior to our IPO. The realization of these assets is dependent on substantial future taxable income which at July 2, 2006, in management’s estimate, is not more likely than not to be achieved.

Other Items

In the second quarter of fiscal 2006, we began selling our products directly to our customers, including AMD’s former customers and customers not served solely by Fujitsu.

The impact on our operating results from changes in foreign currency exchange rates has not been material, principally because our expenses denominated in yen are generally comparable to our sales denominated in yen, and we enter into foreign currency exchange contracts to mitigate our exposure when yen denominated expenses and sales are not comparable.

As of July 2, 2006, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $42.7 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2010.

Financial Condition

Our cash and cash equivalents at July 2, 2006, totaled $354.5 million and consisted of cash, time deposits, money market funds and commercial paper. We are subject to restrictions on our distribution of cash due to provisions in certain third-party debt obligations described below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $73.1 million in the six months ended July 2, 2006. Non-cash charges included in the net loss consisted primarily of $272.4 million of depreciation and amortization, loss on debt extinguishment of $17.3 million and compensation cost recognized under stock plans of $14.2 million. The net changes in operating assets in the six months ended July 2, 2006 were primarily attributable to a decrease in accounts payable and accrued liabilities of $36.7 million, an increase in accounts receivable of $24.2 million, and an increase in inventories of $25.9 million compared to December 25, 2005.

Net cash provided by operating activities was $84.2 million in the six months ended June 26, 2005. Non-cash charges included in the net loss consisted primarily of $281.3 million of depreciation and amortization. The net changes in operating assets in the six months ended June 26, 2005 were primarily attributable to a decrease in accounts receivable of $25.4 million and a decrease in net inventory of $10.4 million compared to December 26, 2004.

Net Cash Used in Investing Activities

Net cash used in investing activities was $79.5 million in the six months ended July 2, 2006, primarily as a result of $290.9 million used to purchase property, plant and equipment and a cash outflow of $63.6 million for the purchase of marketable securities, offset in part by a cash inflow of $272.7 million from the maturity and sale of marketable securities.

Net cash used in investing activities was $120.1 million in the six months ended June 26, 2005, primarily as a result of $139.3 million used to purchase property, plant and equipment, and a cash outflow of $10.0 million from the purchases of marketable securities, offset in part by a cash inflow of $28.6 million from maturity of marketable securities.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $162.2 million in the six months ended July 2, 2006. This amount included $476.6 million in payments on debt and capital lease obligations, including $196.6 million in payments to AMD, of which $175.0 million was used to repurchase the 12.75% Senior Subordinated Notes, and $6.0 million in payments to AMD for stock-based compensation, offset in part by a cash inflow of $320.4 million of proceeds from borrowings, net of issuance costs, of which approximately $204 million was from the issuance of 2.25% Exchangeable Senior Subordinated Debentures.

Net cash provided by financing activities was $27.9 million in the six months ended June 26, 2005. This amount included $78.1 million of proceeds received from equipment sale-leaseback transactions and $50.5 million of proceeds from borrowings, net of issuance costs, offset by $103.6 million in payments on debt and capital lease obligations, including $4.5 million in payments to AMD.

Contractual Obligations

The following table summarizes our principal contractual obligations at July 2, 2006. The table does not include estimated interest payments due on our various borrowings. The table is supplemented by the discussion following the table.

	Total	2006	2007	2008	2009	2010	2011 and Beyond
	(in thousands)
Contractual obligations to related parties:

Promissory Note	$1,500	$1,000	$500	$—	$—	$—	$—

Total principal contractual obligations to related parties	1,500	1,000	500	—	—	—	—

Contractual obligations to third parties:
Spansion China Bank Enterprise Cooperation Revolver	33,660	10,153	20,316	3,191	—	—	—
Senior Notes	250,000	—	—	—	—	—	250,000
Spansion Japan 2006 Merged Revolving Credit Facility	8,739	8,739	—	—	—	—	—
Spansion Penang Loan	4,186	785	1,570	1,570	261	—	—
Exchangeable Senior Subordinated Debentures	207,000	—	—	—	—	—	207,000
Capital lease obligations	137,260	40,462	56,544	25,402	14,852	—	—

Total principal contractual obligations to third parties	640,845	60,139	78,430	30,164	15,113	—	457,000

Operating Leases	27,397	9,195	12,199	5,203	348	226	226
Unconditional purchase commitments	96,805	36,207	31,578	27,271	1,749	—	—

Total contractual obligations	$766,547	$106,540	$122,707	$62,638	$17,210	$226	$457,226

New Debt and Capital Lease Obligations and Activity for the Six Months Ended July 2, 2006:

Debt Obligations to Related Parties

Spansion China Line of Credit

On February 15, 2006, we repaid the remaining outstanding principal of $15.0 million and accrued interest of approximately $121,000 to AMD under the Spansion China Line of Credit.

Spansion Penang Loan

In January 2006, AMD’s loan to Spansion Penang, more fully described under “Debt Obligations to Third Parties – Spansion Penang Loan” below, was transferred from AMD to a third-party financial institution. The loan bears a fixed annual interest rate of 5.9 percent and is payable in equal, consecutive, monthly principal and interest installments through February 2009.

Spansion Penang Building Loan

On June 28, 2006, we repaid the remaining outstanding principal of approximately 19.3 million Malaysian ringgit (approximately $5.4 million based on the exchange rate as of June 28, 2006) under the Spansion Penang Building Loan.

Senior Subordinated Notes

On June 12, 2006, we repurchased and cancelled the 12.75% Senior Subordinated Notes. We recognized a loss on early extinguishment of debt of approximately $17.3 million as a result of the repurchase of the Senior Subordinated Notes. The loss included the write-off of debt issuance costs of approximately $2.0 million and the write-off of unamortized discount of approximately $15.3 million.

Promissory Note

On February 27, 2006, we purchased a software license from AMD and, as payment, we issued a $3.0 million promissory note to AMD. As of July 2, 2006, we have repaid $1.5 million of the principal of the promissory note. The remaining balance of $1.5 million is due in three quarterly principal installments of $500,000.

Debt Obligations to Third Parties

Spansion Japan Term Loan

On December 30, 2005, Spansion Japan voluntarily prepaid and terminated the Spansion Japan Term Loan agreement. There were no penalties associated with the prepayment and termination of this loan agreement.

Spansion Japan Uncommitted Revolving Credit Facility

On December 30, 2005, Spansion Japan borrowed 2.0 billion yen (approximately $17.0 million as of March 26, 2006) under its uncommitted revolving credit facility agreement with a Japanese financial institution. Spansion Japan repaid the principal balance and interest outstanding under this facility on March 31, 2006.

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

On December 30, 2005, Spansion Japan borrowed 1.0 billion yen (approximately $8.5 million as of December 30, 2005) under this facility. This amount bore interest at a rate of 0.59 percent per annum and was repaid on March 31, 2006. On January 10, 2006, Spansion Japan borrowed an additional 2.0 billion yen (approximately $17.5 million as of January 10, 2006) under this facility. This amount bore interest at a rate of 0.60 percent per annum and was repaid on April 10, 2006.

On July 21, 2006, Spansion Japan borrowed 1.0 billion yen (approximately $8.7 million as of July 21, 2006) under this facility. This amount bears interest at the rate of 0.85 percent per annum and must be repaid no later than August 21, 2006.

Spansion Penang Loan

On January 29, 2004, Spansion Penang entered into a financial arrangement with AMD. Under the terms of the arrangement, Spansion Penang borrowed approximately 29.0 million

Malaysian ringgit (approximately $7.6 million based on the exchange rate as of January 29, 2004) from AMD to fund the purchase of manufacturing equipment. In January 2006, this loan was transferred from AMD to a third-party financial institution.

Spansion Japan 2006 Merged Revolving Credit Facility

On March 31, 2006, Spansion Japan entered into an Amended and Restated Uncommitted Revolving Credit Facility Agreement with a Japanese financial institution (the Spansion Japan 2006 Merged Revolving Credit Facility), which provides for a revolving credit facility in the aggregate principal amount of up to 8.0 billion yen (or up to approximately $69.9 million as of July 2, 2006). The Spansion Japan 2006 Merged Revolving Credit Facility replaced the Spansion Japan Revolving Credit Facility and Spansion Japan Uncommitted Revolving Credit Facility as a result of the merger of the two respective financial institutions that had previously provided those separate facilities.

Pursuant to the terms of the Spansion Japan 2006 Merged Revolving Credit Facility, Spansion Japan may borrow amounts in increments of 50 million yen (approximately $436,939 as of July 2, 2006), which may remain outstanding in monthly increments of up to three months. Amounts borrowed bear interest at a rate equal to TIBOR, at the time of the drawdown, plus a margin of 0.5 percent per annum.

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

All of Spansion Japan’s debts under the Spansion Japan 2006 Merged Revolving Credit Facility will automatically become due and payable without any notice or demand if proceedings of bankruptcy, insolvency, dissolution or similar matters are initiated by or against Spansion Japan. All of the debts under this credit facility will become due and payable upon notice to Spansion Japan by the lenders in an event of default, which includes, among other things, the following: a default in performance of payment; any of Spansion Japan’s debts or guarantee obligations (other than those under Spansion Japan 2006 Merged Revolving Credit Facility) in an aggregate amount exceeding 10 million yen (approximately $87,388 as of July 2, 2006) become due and payable; or the suspension of the business of Spansion Japan by Spansion Japan or by a government authority, in each case if not cured within applicable time periods set forth in the Spansion Japan 2006 Merged Revolving Credit Facility.

The Spansion Japan 2006 Merged Revolving Credit Facility may be terminated in the event of default or by either party upon written notice in accordance with its terms.

On May 12, 2006, Spansion Japan borrowed 1.0 billion yen (approximately $8.7 million as of July 2, 2006) under this facility. This amount bears interest at a rate of 0.65 percent per annum and must be repaid no later than August 14, 2006. This amount is reflected as Notes payable on the condensed consolidated balance sheet at July 2, 2006.

Exchangeable Senior Subordinated Debentures

On June 12, 2006, Spansion LLC issued $180.0 million of aggregate principal amount of 2.25% Exchangeable Senior Subordinated Debentures due 2016. On June 26, 2006, Spansion LLC issued an additional $27.0 million of aggregate principal amount of 2.25% Exchangeable Senior Subordinated Debentures due 2016 upon the initial purchasers’ exercise of their over-allotment option. The Debentures are general unsecured senior subordinate obligations and rank subordinated in right of payment to all of our senior indebtedness, including its 11.25% Senior Notes due 2016, equal in right of payment to all of our senior subordinated indebtedness and senior in right of payment to all of our subordinated indebtedness. The Debentures bear interest at 2.25 percent per annum. Interest is payable on June 15 and December 15 of each year beginning December 15, 2006, until the maturity date of June 15, 2016.

The Debentures are not exchangeable prior to January 6, 2007. On or after January 6, 2007, the Debentures will be exchangeable for shares of the our Class A common stock, cash or a combination of cash and shares of such Class A common stock, at our option. The Debentures provide that we may elect to employ net share settlement and under certain circumstances the Debentures may be exchangeable for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock at an initial exchange rate of 56.7621 shares per $1,000 principal amount of Debentures. At the initial exchange rate, the Debentures will be exchangeable for our Class A common stock at an exchange price of approximately $17.62 per share. The exchange rate will be adjusted for certain antidilution events and will be increased in the case of corporate events that constitute a fundamental change to us under certain circumstances. The holders of the Debentures will have the ability to require us to repurchase the Debentures in whole or in part for cash in the event of a fundamental change to us. In such case, the repurchase price would be 100 percent of the principal amount of the Debentures plus any accrued and unpaid interest.

Spansion China Bank Enterprise Cooperation Revolver

On July 20, 2006, Spansion China repaid RMB 41 million (approximately $5.1 million as of July 20, 2006) under the RMB denominated credit facility. On July 27, 2006, Spansion China repaid approximately $5.0 million under the U.S dollar denominated credit facility.

Liquidity and Capital Resources

Our primary future cash needs on a recurring basis will be working capital, capital expenditures and debt service. The total amount due under contractual obligations during the remainder of fiscal 2006 is $106.5 million, excluding interest on our borrowings. We expect our interest payments to increase in fiscal 2006 compared to fiscal 2005 primarily as a result of the issuance of our senior notes and exchangeable senior subordinated debentures.

Our ability to fund our cash needs will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors, such as those discussed in Part II, Item 1.A. “Risk Factors,” many of which are beyond our control. Should we require additional funding, such as to satisfy our short-term and long-term debt obligations when due or to make additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

We believe that anticipated cash flows from operations and current cash balances, available external financing and our existing credit facilities will be sufficient to fund working capital requirements, capital investments, debt service and operations and meet our needs over at least the next twelve months. The total availability under our credit facilities, which is subject to certain borrowing base limitations and other covenants, was approximately $267.7 million as of July 2, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005. We experienced no significant changes in market risk during the second quarter of fiscal 2006 except as follows: During the second quarter of fiscal 2006, the Japanese yen strengthened against the U.S dollar. As a result, the cumulative translation adjustment balance has increased for the three months ended July 2, 2006. This increase is primarily due to the translation impact of the functional currency used to account for the net assets of our subsidiary in Japan to our reporting currency, which is the U.S. dollar. However, this translation impact does not affect our earnings or our cash flows as this translation adjustment is recorded as a component of stockholders’ equity in our balance sheet. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to continue to incur significant foreign currency translation adjustments, which will either increase or decrease our total stockholders’ equity balance. In addition, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

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

Changes to Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting identified in connection with our management’s evaluation that occurred during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The demand for our products depends in large part on continued growth in the industries into which they are sold. A market decline in any of these industries, or a decline in demand for Flash memory products in these industries, would have a material adverse effect on our results of operations.

Sales of our Flash memory products, which to date have been based on the NOR architecture, are dependent to a large degree upon consumer demand for mobile phones. In fiscal 2004 and fiscal 2005, wireless customers, which primarily consist of mobile phone original equipment manufacturers, or OEMs, represented the largest market for NOR Flash memory because mobile phone OEMs have traditionally used products based on NOR architecture to satisfy both code and data storage requirements within their mobile phones. The market research firm iSuppli has estimated that wireless communications represented approximately 63.4 percent of the NOR Flash memory market in 2005 including commercial die. In fiscal 2005 and the first six months of fiscal 2006, sales to wireless Flash memory customers drove a majority of our sales. If demand for mobile phones is below our expectations or if the functionality of successive generations of mobile phones do not require increasing Flash memory density or if mobile phones do not require Flash memory at all, we would be materially adversely affected.

Similarly, sales of our products targeting embedded Flash memory customers are dependent upon demand for consumer electronics such as set top boxes, or STBs, and DVD players, automotive electronics, industrial electronics such as networking equipment, PC and PC peripheral equipment such as printers. Sales of our products are also dependent upon the inclusion of increasing amounts of Flash memory content in some of these products. In fiscal 2005 and the first six months of fiscal 2006, sales to embedded Flash memory customers drove a significant portion of our sales. If demand for these products, or Flash memory content in these products, is below our expectations, we would be materially adversely affected.

We will lose or have lost rights to key intellectual property arrangements once we are no longer a beneficiary of AMD’s patent cross-license agreements and other licenses, which creates a greatly increased risk of patent or other intellectual property infringement claims against us.

As a subsidiary of AMD through December 21, 2005, we were the beneficiary of AMD’s intellectual property arrangements with third parties, including patent cross-license agreements with other major semiconductor companies such as Intel, Motorola and IBM, and licenses from third parties for technology incorporated in our products and software used to operate our business. Since the completion of our initial public offering in December 2005, we are no longer a beneficiary under a number of these agreements. As a result, we lost rights to use intellectual property that we were previously licensed to use and may therefore be subject to claims that we are infringing intellectual property rights of third parties through the manufacture and sale of our products and the operation of our business. Therefore, absent negotiating our own license agreements with the third parties who own such intellectual property, we will be vulnerable to claims by such parties that our products or operations infringe such parties’ patents or other intellectual property rights. In addition, third parties may have refrained from asserting intellectual property infringement claims against us because we were previously a majority-owned subsidiary of AMD. Now that we are an independent standalone company, they may elect to pursue such claims against us.

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

With the assistance of AMD, we will attempt to negotiate our own agreements and arrangements with third parties for intellectual property and technology that is important to our business, including the intellectual property that we previously had access to through our relationship with AMD. We will also attempt to acquire new patents with the assistance of AMD, as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating. If the third-party benefits from an existing patent cross-license agreement with AMD, in many cases it will retain the rights that it has under that agreement even after we cease to be an AMD subsidiary, including rights to utilize the patents that AMD and Fujitsu transferred to us in connection with our reorganization as Spansion LLC in June 2003. In many cases, any such third party will also retain such rights to utilize any patents that have been issued to us or acquired by us subsequent to our reorganization and prior to our no longer being a subsidiary of AMD. Our negotiating position may therefore be impaired, because the other party will already be entitled to utilize a large number, or even all, of our patents, while we will no longer have the right to utilize that party’s patents. As a result, we may be unable to obtain access to the other party’s patent portfolio on favorable terms or at all. Similarly, with respect to licenses from third parties for technology incorporated in our products or software used to operate our business, we may not be able to negotiate prices with these third parties on terms as favorable to us as those available when we were a subsidiary of AMD because we will not be able to take advantage of AMD’s current size and purchasing power. These parties, and other third parties with whom AMD had no prior intellectual property arrangement, may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted. Such litigation could be extremely expensive and time-consuming. We cannot assure you that such litigation would be avoided or successfully concluded. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of our products, would have a material adverse effect on us.

A lack of market acceptance of MirrorBit technology would have a material adverse effect on us.

Market acceptance of products based on our MirrorBit technology is a critical factor impacting our ability to increase revenues and market share in the integrated category of the Flash memory market, as well as to enter new markets. MirrorBit technology is a memory cell architecture that enables Flash memory products to store two or more bits of data in a single memory cell thereby doubling the density or storage capacity of each memory cell. If adoption of our MirrorBit technology occurs at a slower rate than we anticipate, our ability to compete will be reduced, and we would be materially adversely affected. In addition, in fiscal 2006, we plan to introduce new products for integrated Flash memory applications based on our 90-nanometer MirrorBit technology. If we do not achieve market acceptance of these products or subsequent MirrorBit products, our future operating results would be materially adversely affected.

A significant market shift to NAND architecture would materially adversely affect us.

Flash memory products are generally based either on NOR architecture, or NAND architecture. To date, our Flash memory products have been based on NOR architecture which are typically produced at a higher cost-per-bit than NAND-based products. We do not currently manufacture products based on NAND architecture. We have developed MirrorBit ORNAND architecture to address markets currently served by NAND-based products, but we cannot be certain that our ORNAND-based products will satisfactorily address the markets currently served by NAND-based products.

During 2003 and 2004, industry sales of NAND-based Flash memory products grew at a higher rate than sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. This trend continued in 2005 and sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the overall Flash memory market in 2005. In 2004, according to iSuppli, total sales for the Flash memory market reached $15.9 billion, of which 58.4 percent was classified as sales of NOR-based Flash memory products and 41.6 percent was classified as sales of NAND-based Flash memory products. In 2005, according to iSuppli, total sales for the Flash memory market reached $18.6 billion, of which 42.2 percent was classified as sales of NOR-based Flash memory products and 57.8 percent was classified as sales of NAND-based Flash memory products. We expect this trend of decreasing market share for NOR-based Flash memory products to continue in the future. iSuppli estimates that sales of NAND-based Flash memory products grew by 62 percent from 2004 to 2005 and will grow at a 20.1 percent compound annual growth rate from 2005 to 2010, while sales of NOR-based Flash memory products declined by 4.0 percent from 2004 to 2005 and will grow at a 6.9 percent compound annual growth rate from 2005 to 2010.

Moreover, the removable storage category of the Flash memory market, which is predominantly served by NAND vendors, is expected to be the largest portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose higher density Flash memory products over NOR-based Flash memory products for their applications. If this occurs and OEMs continue to prefer the attributes and characteristics of NAND-based products over those of MirrorBit ORNAND-based products for their applications, we may be materially and adversely affected. Moreover, some NAND vendors are manufacturing on 300-millimeter wafers or are utilizing more advanced manufacturing process technologies than we are today, which result in an ability to offer products with a lower cost-per bit at a given product density. If NAND vendors continue to increase their share of the Flash memory market, our market share may decrease, which would materially adversely affect us.

If we fail to successfully develop products based on our new MirrorBit ORNAND architecture, or if there is a lack of market acceptance of products based on our MirrorBit ORNAND architecture, our future operating results would be materially adversely affected.

We are positioning ourselves to address the increasing demand for higher density data optimized Flash memory by offering products based on our MirrorBit ORNAND architecture, which we recently developed. The success of our MirrorBit ORNAND architecture requires that we timely and cost effectively develop, manufacture and market MirrorBit ORNAND-based products that are competitive with NAND-based Flash memory products. We began production of MirrorBit ORNAND-based products in the first quarter of fiscal 2006. However, if we fail to develop and commercialize additional products based on our MirrorBit ORNAND architecture on a timely basis or if our MirrorBit ORNAND-based products fail to achieve acceptance in the market, our future operating results would be materially adversely affected.

The loss of a significant customer for our Flash memory products in the mobile phone market could have a material adverse effect on us.

Sales of our products are dependent to a large extent on demand for mobile phones. Historically, a small number of wireless Flash memory customers have driven a substantial portion of our net sales. If one of these customers decided to stop buying our Flash memory products, or if one of these customers were materially to reduce its operations or its demand for our products, we could be materially adversely affected.

We have a substantial amount of indebtedness which could adversely affect our financial position.

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. As of July 2, 2006, we had an aggregate principal amount of approximately $619 million in outstanding debt.

Our substantial indebtedness may:

•	require us to use a substantial portion of our cash flows from operations to make debt service payments;

•	make it difficult for us to satisfy our financial obligations;

•	limit our ability to use our cash flows or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

We are currently party to and intend to enter into debt arrangements in the future, each of which may subject us to restrictive covenants which could limit our ability to operate our business.

We are party to a $175 million senior secured revolving credit facility that imposes various restrictions and covenants on us that limit our ability to:

•	enter into any mergers, consolidations or sales of property, or sales of inventory, equipment and assets except in the ordinary course of business;

•	make any distributions except for distributions from Spansion LLC to us in specified circumstances;

•	make investments, except for the purchase of inventory, equipment and intellectual property in the ordinary course of business, unless we meet minimum liquidity requirements consisting of availability under the revolving credit facility and domestic cash of at least $200 million, provided, however, that investments are limited to no more than a total of $50 million while the reduced minimum liquidity requirement is in place;

•	incur additional debt other than the debt incurred concurrently with our initial public offering, capital leases, debt incurred by our foreign subsidiaries, and in limited cases, loans to subsidiaries;

•	engage in transactions with affiliates unless in the normal course of business, negotiated at arms-length terms and the transactions are disclosed to the agent for the lenders;

•	incur any new liens except for equipment leases and loans; and

•	prepay any debt, except that debt of foreign subsidiaries may be prepaid by the applicable foreign subsidiary and we may prepay any debt as long as after such repayment, we meet minimum liquidity requirements consisting of availability under the revolving credit facility plus domestic cash of at least $250 million.

In addition, the indentures governing our $250 million principal amount of 11.25% Senior Notes due 2016 and our $207 million principal amount of 2.25% Exchangeable Senior Subordinated Debentures due 2016 impose substantially similar restrictions and covenants on us which could limit our ability to respond to market conditions, make capital investments or take advantage of business opportunities. Moreover, the senior notes bear a higher rate of interest than our bank debt, which will adversely affect our results of operations.

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

As of July 2, 2006, we were in compliance with the financial covenants under our debt instruments. However, we cannot assure you that in the future we will be able to satisfy the covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. For example, as of December 25, 2005, Spansion Japan was not in compliance with certain financial covenants under its debt instruments, but obtained waivers from the other parties. A breach of any of the covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect us.

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

If we cannot generate sufficient operating cash flows and obtain external financing, we may be unable to make all of our planned capital expenditures.

Our ability to fund anticipated capital expenditures depends on generating sufficient cash flows from operations and the availability of external financing. For example, we plan to spend approximately $1.2 billion over three years commencing with fiscal 2006 to construct and equip our planned flash memory manufacturing facility in Aizu-Wakamatsu, Japan (SP1). In addition, in fiscal 2006, we expect our capital expenditures to be approximately $650 to $800 million, which amount includes a portion of the costs for SP1. Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flows and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for our products, product mix, changes in industry conditions and market competition.

We may assess markets for external financing opportunities, including debt and equity. Such financing may not be available when needed or, if available, may not be available on satisfactory terms. Any equity financing would cause further dilution to our stockholders. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we cannot generate sufficient operating cash flows or obtain external financing, we may be delayed in achieving, or may not achieve, such capacity, and we could be materially adversely affected.

If our cost reduction efforts are not effective, our business could be materially adversely affected.

We incurred a net loss in each of fiscal 2003, fiscal 2004 and fiscal 2005 of approximately $129 million, $20 million and $304 million, and a net loss in the first six months of fiscal 2006 of approximately $101 million. As a result, we continue to undertake actions in an effort to significantly reduce our expenses. These actions include and have included streamlining operations, continuing to align manufacturing utilization to our level of demand, controlling increasing testing costs and working with AMD and Fujitsu to reduce costs under our service agreements with them. We cannot assure you that we will be able to achieve anticipated cost reductions. If our cost reduction efforts are unsuccessful, we will be materially adversely affected.

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

Also, during 2005 and the first quarter of 2006, average selling prices for our products decreased. If our net sales or average selling prices decline in the future, or if these or other similar conditions continue or occur again in the future, we would likely be materially adversely affected.

Manufacturing capacity constraints may adversely affect us.

There may be situations in which our manufacturing capacity is inadequate to meet the demand for some of our products. For example, in the first half of fiscal 2004, we were not able to meet demand for some of our lower density products for embedded Flash memory customers because in fiscal 2003 we underestimated demand for these products, and were unable to install additional wafer fabrication capacity on a timely basis. We believe this adversely impacted our relationships with customers who received reduced allocations, or did not receive allocations, of our embedded products and our competitors were able to take advantage of this situation to increase their market share in the second half of fiscal 2004. More recently, in the third and fourth quarters of fiscal 2005, we experienced capacity constraints for final test and assembly of some of our products. While we have worked internally and with subcontractors to increase capacity to meet anticipated demand, we cannot assure you that we will not experience similar constraints in the future. These capacity constraints limit our ability to respond to rapid and short-term surges in demand for our products. If we are unable to obtain sufficient manufacturing capacity to meet anticipated demand, either in our own facilities or through foundry, subcontractor or similar arrangements with third parties, or if we are unable to obtain foundry services at competitive rates, our business may be materially adversely affected.

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

Industry overcapacity could cause us to under-utilize our manufacturing capacity and have a material adverse effect on us.

It is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing capacity. This may result in write-downs or write-offs of inventories and losses on products whose demand is lower than we anticipate. In addition, during periods of industry overcapacity, such as we have recently experienced, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements.

Many of our costs are fixed. Accordingly, during periods in which we under-utilize our manufacturing capacity as a result of reduced demand for some of our products, our costs cannot be reduced in proportion to the reduced revenues for such periods. When this occurs, our operating results are materially adversely affected.

Our business has been characterized by average selling prices that decline over relatively short time periods, which can negatively affect our results of operations unless we are able to reduce our costs or introduce new products with higher average selling prices.

Average selling prices for our products historically have declined over relatively short time periods. Although during the second quarter of 2006 our average selling prices had a very small increase over the first quarter of fiscal 2006, in the first quarter of fiscal 2006, our average selling prices decreased by approximately four percent compared with the fourth quarter of fiscal 2005. In the third quarter of fiscal 2005, our average selling prices decreased by approximately three percent compared with the second quarter of fiscal 2005. In the second quarter of fiscal 2005, our average selling prices decreased by approximately five percent compared with the first quarter of fiscal 2005. In the first quarter of fiscal 2005, our average selling prices decreased by approximately 17 percent compared with the fourth quarter of fiscal 2004, and in the fourth quarter of fiscal 2004, our average selling prices decreased by approximately seven percent compared with the third quarter of fiscal 2004. We are unable to predict pricing conditions for any future periods. Even in the absence of downturns or oversupply in the industry, average selling prices of our products have decreased during the products’ lives, and we expect this trend to continue. When our average selling prices decline, our net sales and net income decline unless we are able to compensate by selling more units, reducing our manufacturing costs or introducing new, higher margin products with higher densities and/or advanced features. We have experienced declining average selling prices in the past, and we expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be. If our average selling prices continue to decline, our operating results could be materially adversely affected.

Our historical financial results may not be indicative of our future performance as an independent company.

Our historical financial information does not necessarily indicate what our results of operations, financial condition or cash flows will be in the future. After our reorganization as Spansion LLC and prior to our initial public offering, we were a majority-owned subsidiary of AMD, and we sold all of our products to our sole distributors, AMD and Fujitsu, who in turn sold our products to customers worldwide. Upon our initial public offering, we became an independent company. Since that time, we have been transitioning our sales processes so that we are able to sell our products directly to AMD’s former customers and customers not served solely by Fujitsu. We are also expanding our administrative functions and reducing our reliance on AMD’s provision of administrative services. If we cannot successfully reduce our reliance on AMD and Fujitsu as we continue to operate as an independent company, we may be materially adversely affected.

Intense competition in the Flash memory market could materially adversely affect us.

Our principal competitors in the Flash memory market are Intel Corporation, Samsung Electronics Co., Ltd., STMicroelectronics, Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation, Sharp Electronics Corp., Renesas Technology Corp. Micron Technology and Hynix Semiconductor. The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality and customer relationships. In particular, in the past, our competitors have aggressively priced their products in order to increase market share, which resulted in decreased average selling prices for our products in the second half of fiscal 2004 and the first quarter of fiscal 2005 and adversely impacted our results of operations. Some of our competitors, including Intel, Samsung, STMicroelectronics, Toshiba, Sharp and Renesas, are more diversified than us and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, recent capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment.

We expect competition in the market for Flash memory devices to increase as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share. Competition also may increase if NOR memory vendors merge, if NAND memory vendors acquire NOR businesses or other NAND businesses, or if our competitors otherwise consolidate their operations. Furthermore, we face increasing competition from NAND Flash memory vendors in some portions of the integrated Flash memory market. We believe, however, that our ORNAND architecture based on MirrorBit technology and our plans to continue to transition to more advanced process technologies will enable us to compete against NAND Flash memory vendors. If we are unable to compete effectively using our MirrorBit ORNAND architecture, successfully continue to transition to more advanced process technologies or grow our position in the Flash memory market, we could be materially adversely affected. To compete successfully, we must decrease our manufacturing costs and develop, introduce and sell products that meet the increasing demand for greater Flash memory content in mobile phones, consumer electronics and automotive applications, among other markets, at competitive prices.

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

We serve our customers worldwide directly through our sales force and indirectly through our distributors, who purchase products from us and sell them to customers, either directly or through their distributors. Our customers consist of original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and contract manufacturers. In fiscal 2005 and the first six months of fiscal 2006, the five largest of these customers accounted for a significant portion of end sales of our products. Our business strategy is to continue to maintain and increase our market share and diversify our customer base in the integrated category of the Flash memory market. Specifically, we intend to increase our sales to embedded Flash memory customers in part by expanding the number of customers who buy through our distribution channel as well as the number of customers in emerging markets. If we are unsuccessful in executing this strategy, we could be materially adversely affected.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in technology or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development for design and process technologies in an effort to design and manufacture advanced Flash memory products. For example, in the first six months of fiscal 2006, our research and development expenses were $176 million, or approximately 14 percent of our net sales. In fiscal 2005, our research and development expenses were $296 million, or approximately 15 percent of our net sales. Of this amount, we incurred $32 million of expenses related to research and development services provided by AMD and Fujitsu. In fiscal 2004, our research and development expenses were $281 million, or approximately 12 percent of our net sales. Of this amount we incurred $54 million of expenses related to research and development services provided by AMD and Fujitsu.

Currently, we are developing new non-volatile memory process technologies, including 65-nanometer and 45-nanometer process technologies. Our SDC facility is developing manufacturing process technologies on 200-millimeter and 300-millimeter wafers. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive, which could materially adversely affect us. Further, we cannot assure you that our investments in research and development will result in increased sales or competitive advantage, which could adversely affect our operating results.

If we are unable to timely and efficiently expand our manufacturing capacity to implement 300-millimeter wafer capacity in SP1, our business, results of operations or financial condition could be materially adversely affected.

We intend to expand our manufacturing capacity to produce approximately 15,000 to 20,000 300-millimeter wafers per month at SP1, which is the flash memory fabrication facility we plan to construct in Aizu-Wakamatsu, Japan. Our goal is to have this 300-millimeter wafer capacity in place by fiscal 2008. We estimate that it will cost us an aggregate of approximately $1.2 billion over three years commencing fiscal 2006 to construct and equip SP1. However, the actual cost and capacity achieved will vary depending on various factors, including available financing and future product demand. Financing for the construction of and equipment for SP1 may not be available when needed or, if available, may not be available on satisfactory terms. If we do not achieve our desired capacity at the anticipated cost, or if we cannot obtain suitable financing, we may be delayed in achieving, or may not achieve, such capacity, and we could be materially adversely affected.

The timing for implementing 300-millimeter capacity in SP1 will also depend in part on our ability to execute our plan for constructing and equipping the facility and other factors that may be beyond our control, such as delivery schedules for the required machinery and equipment and construction schedules. If we are delayed in implementing this capability or are unable to obtain foundry services at competitive rates or to timely and efficiently ramp production on 300-millimeter wafers, we will not achieve anticipated cost savings associated with this technology and our gross margins could decline. Even if we are successful in implementing this capacity, but the demand for our products is not strong enough to support the additional capacity when it becomes available, we could be materially and adversely affected.

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

We rely on a combination of protections provided by contracts, including confidentiality and non-disclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from third-party infringement or from misappropriation in the United States and abroad. Any patent owned or licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted under these patents or licenses may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property on a worldwide basis in a cost-effective manner. Foreign laws may provide less intellectual property protection than afforded in the United States. If we cannot adequately protect our technology or other intellectual property in the United States and abroad, we may be materially adversely affected.

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

Our manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. We purchase equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to us or increase prices due to capacity constraints or other factors. Because the equipment that we purchase is complex, it is difficult for us to substitute one supplier for another or one piece of equipment for another. Some raw materials we use in the manufacture of our products are available from a limited number of suppliers. We rely on purchasing commercial memory die from third-party suppliers to incorporate these die into multi-chip package, or MCP, products. The availability of these third-party purchased commercial die is subject to market availability, and the process technology roadmaps and manufacturing capacities of our vendors. For example, our production was constrained in the first half of fiscal 2004 because of difficulties in procuring adequate supply of pSRAM. In addition, some of our major suppliers, including Samsung, are also our competitors. Interruption of supply from a competitor that is a supplier or otherwise or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure these materials, we may have to reduce our manufacturing operations. Such a reduction has in the past had and could in the future have a material adverse effect on us.

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

We recently began selling directly to customers previously served by AMD, and we expect to also have sales denominated in European Union euro. As a consequence, movements in exchange rates could cause our U.S. dollar-denominated expenses to increase as a percentage of net sales, affecting our profitability and cash flows. Whenever we believe appropriate, we cover a portion of our foreign currency exchange exposure to protect against fluctuations in currency exchange rates. As of July 2, 2006, we did not have any foreign currency forward exchange contracts, due in part to a natural netting of exposures. We would expect to have some outstanding foreign exchange contracts in future quarters. Generally, we cover only a portion of our foreign currency exchange exposure. Moreover, we determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as equipment and materials used in manufacturing. We cannot assure you that these activities will be successful in reducing our foreign exchange rate exposure. Failure to do so could have a material adverse effect on us.

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

Our consolidated financial results could also be significantly and adversely affected by geopolitical concerns and world events, such as wars and terrorist attacks. Our revenues and financial results have been and could be negatively affected to the extent geopolitical concerns continue and similar events occur or are anticipated to occur. In particular, consequences of military action in the Middle East have in the past, and may in the future, adversely affect demand for our products and our relationship with various third parties with which we collaborate. In addition, terrorist attacks may negatively affect our operations, directly or indirectly, and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us.

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

In addition, the directors appointed by AMD and Fujitsu continue to hold positions at AMD and Fujitsu. Individuals who are our directors and also officers of either AMD or Fujitsu have a duty of care and loyalty to us when acting in their capacities as our directors and a duty of care and loyalty to AMD or Fujitsu when acting as their officers or directors. However, our certificate of incorporation provides that in the event a director or officer of our company who is also a director or officer of AMD or Fujitsu acquires knowledge of a potential business opportunity that may be deemed a corporate opportunity of our company and AMD or Fujitsu, such opportunity will belong to AMD or Fujitsu, as applicable, unless it has been expressly offered to such director or officer in writing solely in his or her capacity as a director or officer of our company. Ownership of AMD common stock, or stock options to acquire AMD common stock by any of our directors and officers could create, or appear to create, potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for AMD than they do for us.

Third parties may seek to hold us responsible for liabilities of AMD and Fujitsu that we did not assume in our agreements.

Under our agreements with AMD and Fujitsu, we agreed to assume liabilities related to our business after June 30, 2003, and liabilities related to our business prior to June 30, 2003 if such liabilities were reflected as accruals or reserves on the AMD and Fujitsu contributed balance sheets. Our assumed liabilities include claims made with respect to Flash memory products sold after June 30, 2003, even if such products were manufactured prior to June 30, 2003, and warranty claims with respect to products sold prior to June 30, 2003 to the extent such warranty claims were reflected as accruals or reserves on the AMD and Fujitsu contributed balance sheets. The allocation of assets and liabilities between AMD, Fujitsu and us may not reflect the allocation that would have been reached between unaffiliated parties and may be less favorable to us as a result. Third parties may seek to hold us responsible for AMD’s and Fujitsu’s retained liabilities. If our losses for AMD’s and Fujitsu’s retained liabilities were significant and we were ultimately held liable for them, we cannot assure you that we would be able to recover the full amount of our losses.

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

We currently rely on Fujitsu to act as the sole distributor of our products to customers in Japan, which in fiscal 2005 was one of our most important geographic markets. Under our distribution agreement with Fujitsu, Fujitsu has agreed to use its best efforts to promote the sale of our products in Japan and to other customers served by Fujitsu. In the event that we reasonably determine that Fujitsu’s sales performance in Japan and to those customers served by Fujitsu is not satisfactory based on specified criteria, then we have the right to require Fujitsu to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include appointing another distributor as a supplementary distributor to sell products in Japan and to customers served by Fujitsu. Pursuing these actions would be costly and disruptive to the sales of our products in Japan. If Fujitsu’s sales performance in Japan were unsatisfactory or if we are unable to successfully maintain our distribution agreement and relationship with Fujitsu, and we could not timely find a suitable supplementary distributor, we would be materially adversely affected.

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

Our stock price may decline because of the ability of AMD and Fujitsu to sell shares of our common stock.

Sales of substantial amounts of our common stock, or the possibility of those sales, could adversely affect the market price of our common stock and impede our ability to raise capital through the issuance of additional equity securities.

Subject to transfer restrictions described below to which we are not a beneficiary and any applicable U.S. federal and state securities laws, after the expiration on September 3, 2006, of a 90-day lock-up period (which may be waived by the initial purchasers of our $207 million principal amount of 2.25% Exchangeable Senior Subordinated Debentures due 2016), AMD and Fujitsu may sell shares of our common stock that they beneficially own. In addition, after the expiration of this 90-day period, we could issue and sell additional shares of our common stock. Any sale by AMD, Fujitsu or us of our common stock in the public market, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. AMD and Fujitsu have entered into a stockholders agreement with us, which provides for, among other things, restrictions on their ability to transfer their shares. AMD and Fujitsu have agreed with each other that neither of them will transfer any shares of our common stock, except to certain affiliates, until the earlier of December 21, 2006 or the conversion of the Class D common stock. In addition, neither stockholder can transfer shares in an amount equal to or greater than one percent of the then common stock outstanding to any entity whose principal business competes with us, unless first obtaining the written consent of the non-transferring stockholder, such consent not to be unreasonably withheld after June 30, 2007.

Our stock price may be volatile, and stockholders may be unable to sell their stock at or above the purchase price.

In December 2005, we had an IPO of our Class A common shares. The initial public offering price for our shares was determined by negotiations between us and representatives of the underwriters and may not be indicative of prices that will prevail in the trading market. The market price of shares of our Class A common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	changes in projections of our operating results by securities analysts;

•	fluctuations in the valuation of companies perceived to be comparable to us; and

•	stock price and volume fluctuations attributable to inconsistent trading volume levels or other factors.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our Class A common stock. If the market price of shares of our Class A common stock does not increase, stockholders may not realize any return on their investment in us and may lose some or all of their investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could materially adversely affect us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 Annual Meeting of Stockholders was held on May 12, 2006 in East Palo Alto, California. Of the 91,286,745 shares of Class A common stock, 1 share of Class B common stock, 1 share of Class C common stock and 32,352,934 shares of Class D common stock outstanding as of the record date, 96 percent of Class A common stock, and 100 percent of each of Class B, Class C and Class D common stock were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

1. To elect one Class A director to serve until the 2009 Annual Meeting of Stockholders or until his successor is duly elected and qualified.

Name	Votes For	Votes Withheld
David K. Chao	84,981,597	6,305,148

2. To elect one Class B director to serve until the 2009 Annual Meeting of Stockholders or until his successor is duly elected and qualified.

Name	Votes For	Votes Withheld
Hector de J. Ruiz	1	0

In addition, the terms of office of the following directors continued after the 2006 meeting:

Bertrand F. Cambou

Patti S. Hart

Toshihiko Ono

Robert J. Rivet

David E. Roberson

2. To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
119,248,283	605	200	0

ITEM 6. EXHIBITS

Exhibits

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spansion Inc., filed as Exhibit 3.2 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.5	Indenture, dated as of June 12, 2006, governing the 2.25% Exchangeable Senior Subordinated Debentures due 2016, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated June 15, 2006, is hereby incorporated by reference.

10.66	Amended and Restated Uncommitted Revolving Credit Facility Agreement, dated as of March 31, 2006, between Spansion Japan Limited and The Bank of Tokyo-Mitsubishi UFJ, Ltd., filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated December 28, 2005, is hereby incorporated by reference.

10.67	Registration Rights Agreement, dated as of June 12, 2006, among Spansion Inc., Spansion LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated June 15, 2006, is hereby incorporated by reference.

10.68	Employment Offer Letter, dated as of June 14, 2006, between Spansion LLC and José Mejia.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section. Such exhibits shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: August 14, 2006	By:	/s/ Dario Sacomani
Dario Sacomani
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)