Form 10-Q
period 2006-10-01
Spansion Inc.
filed 2006-11-03
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 30, 2006:

Class	Number of Shares
Class A Common Stock, $0.001 par value	96,616,090
Class B Common Stock, $0.001 par value	1
Class C Common Stock, $0.001 par value	1
Class D Common Stock, $0.001 par value	32,352,934

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 1, 2006	Sept. 25, 2005	Oct. 1, 2006	Sept. 25, 2005
Net sales	$458,740	$—	$855,475	$—
Net sales to related parties/members (Note 6)	215,978	515,653	1,036,524	1,411,209

Total net sales	674,718	515,653	1,891,999	1,411,209
Expenses:
Cost of sales (including $50,911, $72,968, $164,234 and $195,538 of expenses to related parties/members)	532,563	445,307	1,508,848	1,312,470
Research and development (including $3,551, $5,608, $12,227 and $26,403 of expenses to related parties/members)	90,259	74,124	266,617	220,100
Marketing, general and administrative (including $4,019, $13,356, $21,476 and $50,835 of expenses to related parties/members)	61,866	45,259	191,590	126,784

Operating loss	(9,970)	(49,037)	(75,056)	(248,145)
Other income (expense):
Gain on sale of marketable securities	—	—	6,884	—
Loss on early extinguishment of debt (Note 8)	—	—	(17,310)	—
Interest income and other, net	3,888	432	14,167	2,496
Interest expense (including $146, $6,549, $11,875 and $19,460 of expenses to related parties/members)	(13,020)	(11,363)	(50,205)	(33,574)

Other expense, net	(9,132)	(10,931)	(46,464)	(31,078)

Loss before income taxes	(19,102)	(59,968)	(121,520)	(279,223)
Provision (benefit) for income taxes	3,013	1,755	1,231	(22,634)

Net loss	$(22,115)	$(61,723)	$(122,751)	$(256,589)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.85)	$(0.96)	$(3.54)
Shares used in per share calculation:
Basic and diluted	128,800	72,549	128,470	72,549

See accompanying notes

Net loss for the three and nine months ended October 1, 2006 included stock-based compensation expense of $5.6 million and $19.8 million, respectively, which consisted of $3.2 million and $13.7 million related to the Company’s stock options and restricted stock units, and $2.4 million and $6.1 million related to AMD stock options granted to the Company’s employees. The Company did not provide stock-based compensation to its employees or third parties and there was no stock-based compensation expense for the three and nine months ended September 25, 2005.

As a result of adopting FASB Statement No. 123(R) on December 26, 2005, the Company’s losses before income taxes and net losses for the three and nine months ended October 1, 2006 were $823,000 and $2.5 million higher, respectively, than if it had continued to account for its stock options under APB Opinion No. 25. Basic and diluted loss per share for the three and nine months ended October 1, 2006 were $0.01 and $0.02 higher, respectively, than if the Company had continued to account for its stock options under Opinion 25. See Notes 2 and 3 to the unaudited condensed consolidated financial statements for additional information.

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	Oct. 1, 2006 (Unaudited)	Dec. 25, 2005 (*)
Assets
Current assets:
Cash and cash equivalents	$378,187	$506,439
Marketable securities	—	219,377
Trade accounts receivable, net	209,417	—
Trade accounts receivable from related parties, net (Note 6)	200,243	404,575
Other receivables from related parties	3,767	14,067
Inventories:
Raw materials	50,077	31,299
Work-in-progress	329,052	354,748
Finished goods	87,756	74,096

Total inventories	466,885	460,143
Deferred income taxes	2,466	34,452
Prepaid expenses and other current assets	44,308	33,789

Total current assets	1,305,273	1,672,842
Property, plant and equipment, net	1,630,073	1,587,763
Deferred income taxes	9,479	7,128
Other assets	31,883	34,232

Total assets	$2,976,708	$3,301,965

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks under revolving loans	$—	$43,020
Accounts payable	370,454	280,057
Accounts payable to related parties (Note 6)	18,604	123,801
Accrued compensation and benefits	49,363	51,534
Accrued liabilities to related parties (Note 6)	13,010	21,470
Other accrued liabilities	48,766	35,564
Income taxes payable	1,683	13,058
Deferred income on shipments to a related party	—	31,901
Deferred income on shipments	35,759	—
Current portion of long-term obligations to related parties (Note 8)	1,000	21,638
Current portion of long-term debt	23,161	60,021
Current portion of long-term obligations under capital leases	65,727	108,876

Total current liabilities	627,527	790,940
Deferred income taxes	1,265	29,498
Long-term accrued liabilities to a related party (Note 3)	5,416	8,732
Long-term obligations to related parties, less current portion (Note 8)	—	162,277
Long-term debt, less current portion	436,847	256,762
Long-term obligations under capital leases, less current portion	77,794	107,019
Other long-term liabilities	17,484	24,760
Commitments and contingencies
Stockholders’ equity	1,810,375	1,921,977

Total liabilities and stockholders’ equity	$2,976,708	$3,301,965

*	Derived from audited financial statements at December 25, 2005.

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	Oct. 1, 2006	Sept. 25, 2005
Cash Flows from Operating Activities:
Net loss	$(122,751)	$(256,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	409,539	413,990
Loss on early extinguishment of debt	17,310	—
Increase in provision for doubtful accounts	471	470
Provision (benefit) for deferred income taxes	2,902	(22,272)
Gain on sale and disposal of property, plant and equipment	(1,362)	(933)
Gain on sale of marketable securities	(6,884)	—
Compensation recognized under employee stock plans	19,797	—
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable from related parties/members	204,497	(5,380)
Decrease (increase) in other receivables from related parties/members	10,300	(4,550)
Increase in trade accounts receivable	(210,053)	—
Increase in inventories	(6,740)	(21,687)
Increase in prepaid expenses and other current assets	(10,519)	(25,643)
Decrease (increase) in other assets	353	(15,323)
(Decrease) increase in accounts payable and accrued liabilities to related parties/members	(110,982)	46,359
Increase in accounts payable and accrued liabilities	104,753	115,229
(Decrease) increase in accrued compensation and benefits	(8,541)	21,190
Decrease in income taxes payable	(11,375)	(19,615)
Decrease in deferred income on shipments to a related party/member	(31,901)	(3,763)
Increase in deferred income on shipments	35,759	—

Net cash provided by operating activities	284,573	221,483
Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	3,608	1,843
Purchases of property, plant and equipment	(470,830)	(323,870)
Proceeds from maturity and sale of marketable securities	282,583	77,950
Purchases of marketable securities	(63,612)	(20,000)

Net cash used in investing activities	(248,251)	(264,077)
Cash Flows from Financing Activities:
Cash contributions from related parties/members	—	3,750
Cash distribution to related parties for stock-based compensation	(7,238)	(869)
Proceeds from sale-leaseback transactions	29,769	78,098
Proceeds from borrowings, net of issuance costs	329,044	137,504
Payments on loans from related parties/members	(197,119)	(4,890)
Payments on debt and capital lease obligations	(330,030)	(182,108)
Increase in cash held in trust	—	(8,013)

Net cash (used in) provided by financing activities	(175,574)	23,472

Effect of exchange rate changes on cash and cash equivalents	11,000	(42)

Net decrease in cash and cash equivalents	(128,252)	(19,164)
Cash and cash equivalents at the beginning of period	506,439	138,188

Cash and cash equivalents at end of period	$378,187	$119,024

See accompanying notes

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Spansion Inc. (the Company) is a semiconductor manufacturer headquartered in Sunnyvale, California, with manufacturing, research and development and assembly operations in the United States, Asia and Europe. The Company is exclusively dedicated to designing, developing, manufacturing, marketing and selling Flash memory solutions, a critical semiconductor element of many electronic products.

The Company’s Flash memory devices, marketed under the Spansion® and MirrorBit® global brand names, are incorporated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, personal computer and PC peripheral applications.

Spansion LLC, the former joint venture 60 percent owned by Advanced Micro Devices, Inc. (AMD) and 40 percent owned by Fujitsu Limited (Fujitsu), was reorganized into Spansion Inc. in December 2005. Spansion Inc. is the holding company that completed its underwritten initial public offering (IPO) of Class A common stock on December 21, 2005 and Spansion LLC is its wholly owned operating subsidiary.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements and notes thereto are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s operating results, financial position and cash flows. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 31, 2006.

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

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended October 1, 2006 and September 25, 2005 both consisted of 13 weeks. The nine months ended October 1, 2006 and September 25, 2005 consisted of 40 weeks and 39 weeks, respectively.

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

Stock-Based Compensation

Treatment of AMD Stock Options

Prior to the IPO, the Company did not provide stock-based compensation to its employees or third parties. Subsequent to June 30, 2003, however, certain of the Company’s employees received stock options to purchase shares of AMD common stock from the Company’s then majority member, AMD. The Company accounted for AMD’s stock option grants and restricted stock unit, or RSU, awards to its employees under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, consistent with the accounting method followed by AMD for stock options and RSU awards issued to employees of the consolidated AMD group. The exercise price of these stock options was equal to the market price of AMD’s common stock on the date of grant. The Company reimburses AMD for these stock options based on an agreed amount equal to the grant-date fair value of the stock options calculated using the Black-Scholes-Merton valuation model, less a 15 percent discount (the “grant-date fair value”). The Company recorded a liability for amounts due to AMD under this arrangement with a corresponding reduction to additional paid-in capital. Reimbursements to AMD, which commence on the last day of the quarter following the quarter in which the stock options were granted, are payable in sixteen equal quarterly installments through fiscal 2009.

Subsequent to the Company’s IPO, these awards are being accounted for under variable fair value accounting following the guidance in Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Good or Services,” and EITF Issue No. 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employee of an Equity Method Investee,” and will continue to be remeasured to their fair value in future periods until they are fully vested, forfeited or cancelled.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The Company adopted Statement 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of the Company’s fiscal year ending December 31, 2006. The Company’s condensed consolidated financial statements as of and for the three and nine months ended October 1, 2006 reflect the impact of Statement 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement 123(R).

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 regarding the SEC’s interpretation of Statement 123(R) and the valuation of share-based payments for public companies. The Company applied the provisions of SAB 107 in its adoption of Statement 123(R).

The Company estimated the fair value of its stock-based awards to employees using a Black-Scholes-Merton option pricing model. Stock-based compensation expense recognized during a period is based on the higher of the grant-date fair value of the portion of share-based payment awards that is ultimately expected to vest, or actually vest, during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and nine months ended October 1, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 25, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of Statement 123 and compensation expense for the share-based payment awards granted subsequent to December 25, 2005 based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Compensation expense for all share-based payment awards was recognized using the straight-line attribution method reduced for estimated forfeitures. The Company does not have sufficient historical forfeiture experience related to its own stock-based awards. Therefore, the Company estimated forfeitures based on AMD’s historical forfeiture rates, as the Company believes these forfeiture rates to be the most indicative of its own expected forfeiture rate. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

New Accounting Pronouncements

In June 2006, the FASB ratified EITF Issue No. 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, “Accounting for Compensated Absences.” Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment to accumulated deficit approach upon adoption. The Company will apply the accounting prescribed by this Issue in fiscal 2007 and is currently evaluating the impact, if any, that the adoption of this Issue will have on its financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This Statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other non-shareowners’ changes in equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company expects to adopt this Statement for the fiscal year ending December 31, 2006 and is currently evaluating the impact, if any, that the adoption of this Statement will have on its financial statements.

3.	Stock-Based Compensation

AMD Stock Options

The Company paid AMD approximately $7.2 million and $0.9 million for stock options during the nine months ended October 1, 2006 and September 25, 2005. The Company’s outstanding liability to AMD for stock option reimbursements as of October 1, 2006 was approximately $10.4 million, of which $5.4 million was due beyond the next twelve-month period. The Company’s outstanding liability to AMD for stock option reimbursements as of December 25, 2005 was approximately $17.1 million, of which $8.7 million was due beyond the next twelve-month period after December 25, 2005.

As of October 1, 2006, there were approximately 677,000 unvested AMD stock options and RSU awards that were still held by the Company’s employees, which are currently subject to variable fair value accounting. As of October 1, 2006, the total fair value of these stock options, based on a Black-Scholes-Merton option pricing model, and restricted stock unit awards was approximately $13.1 million. These stock options and RSU awards will generally vest through 2009 and, as a result, will continue to result in remeasured compensation expense each interim and annual reporting period until they are fully vested. Pro forma stock-based compensation expense in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” related to AMD stock options granted to the Company’s employees was $1.4 million and $3.7 million for the three and nine months ended September 25, 2005.

If AMD’s ownership interest in the Company drops below 30 percent, any unvested AMD stock options and AMD RSU awards held by the Company’s employees will be forfeited and cancelled. The

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Company’s outstanding liability to AMD for stock option reimbursements related to the AMD stock options will be discharged and the compensation expense recorded in fiscal 2006 resulting from the changes in the market value of the AMD stock options and RSU awards associated with the cancelled AMD stock options and RSU awards held by the Company’s employees will be adjusted by decreasing compensation expense in the period of cancellation.

Spansion Stock-Based Incentive Compensation Plans

Plan Description

As of October 1, 2006, the Company had one stock-based incentive plan, the 2005 Equity Incentive Plan, under which 9,500,000 shares of Class A common stock have been reserved and made available for issuance in the form of equity awards, including incentive and nonqualified stock options and RSU awards. The 2005 Equity Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors, and that committee has the authority to, among other things, grant awards, delegate certain of its powers, accelerate or extend the vesting or exercisability of awards and determine the date of grant of an award. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated or forfeited, or fail to vest will again be available for grant under the 2005 Equity Incentive Plan. The maximum term of the stock options will be 10 years from the date of grant and the exercise price of each option will be determined under the applicable terms and conditions as approved by the Compensation Committee.

The 2005 Equity Incentive Plan provides awards that may be granted to an officer or employee, a consultant or advisor, or a non-employee director of the Company or its subsidiaries; provided that, the incentive stock options granted under the 2005 Equity Incentive Plan may only be granted to employees of the Company or its subsidiaries. The exercise price of each incentive stock option will be required to be not less than 100 percent of the fair market value of our Class A common stock on the date of grant (not less than 110 percent if such stock options are granted to persons who have more than 10 percent of the total voting power of all classes of our stock).

The Company grants stock options that generally vest ratably over a period of four years and expire if not exercised by the seventh anniversary of the grant date. RSU awards have no exercise price or expiration date. The Company grants RSU awards that generally vest over a four-year period, except for awards of 2.3 million shares granted on the date of the Company’s IPO (December 15, 2005), which vested 25 percent on April 28, 2006 and the remainder in equal installments quarterly over the remaining 36 months.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense, by financial statement caption, resulting from the Company’s stock options and RSU awards under Statement 123(R) for the three and nine months ended October 1, 2006:

	Three Months Ended Oct. 1, 2006	Nine Months Ended Oct. 1, 2006
	( in thousands)
Cost of sales	$1,585	$6,839
Research and development	792	3,421
Marketing, general and administrative	792	3,421

Stock-based compensation expense under Statement 123(R) before income taxes (1)	3,169	13,681

Income tax benefit (2)	—	—

Stock-based compensation expense under Statement 123(R) after income taxes (1)	$3,169	$13,681

(1)	Stock-based compensation expense under Statement 123(R) does not include the compensation expense of AMD stock options and AMD RSU awards granted to the Company’s employees, which were accounted for under EITF Issue Nos. 96-18 and 00-12, and which will continue to be remeasured to their fair value in future periods until they are fully vested. Compensation expense related to these awards was approximately $2.4 million and $6.1 million for the three and nine months ended October 1, 2006, respectively.

(2)	There is no income tax benefit relating to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities continue to be subject to a full valuation allowance.

The weighted average fair value of the Company’s stock options granted in the three and nine months ended October 1, 2006, was $8.44 and $7.95 per share, respectively. The fair value of each stock option was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants in the three and nine months ended October 1, 2006:

	Three Months Ended Oct. 1, 2006	Nine Months Ended Oct. 1, 2006
Expected volatility	55.80%	59.22%
Risk-free interest rate	5.10%	4.93%
Expected term (in years)	4.61	4.59
Dividend yield	0%	0%

The Company’s dividend yield is zero because the Company has never paid dividends and does not have plans to do so over the expected life of the stock options. The expected volatility is based on the Company’s recent historical volatility and the volatilities of the Company’s competitors who are in the same industry sector with similar characteristics (“guideline” companies) given the lack of historical realized volatility data of the Company. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bond with a remaining term equal to the expected stock option life. The expected term is based on the “shortcut approach” provided in SAB 107 for developing the estimate of the expected life of a “plain vanilla” stock option. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

As of October 1, 2006, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $41.1 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2010.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information for the period presented:

	Nine Months Ended Oct. 1, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Options:
Outstanding at the beginning of fiscal 2006	1,949,750	$12.00
Granted	320,000	$14.96
Cancelled	(152,344)	$12.00

Outstanding as of October 1, 2006	2,117,406	$12.45	6.27	$8,935,453

Exercisable as of October 1, 2006 (1)	35,156	$12.00	6.21	$164,179

(1)	There were 35,156 shares vested during the nine months ended October 1, 2006, with a total grant-date fair value of approximately $241,000.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.67 as of October 1, 2006, which would have been received by the stock option holders had all stock option holders exercised their stock options as of that date.

The following table summarizes RSU award activity and related information for the period presented:

	Nine Months Ended Oct. 1, 2006
	Number of Shares	Weighted- Average Grant-date Fair Value
Restricted Stock Units:
Unvested at the beginning of fiscal year 2006	3,604,090	$12.00
Granted	179,867	$15.61
Cancelled	(177,029)	$12.58
Vested	(690,086)	$12.00

Unvested as of October 1, 2006	2,916,842	$12.19

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

4.	Net Loss per Share

The Company excluded 16.8 million shares issuable upon the assumed exercise of outstanding Class A common stock options and RSU awards and the assumed exchange of outstanding exchangeable debentures from the calculation of diluted earnings per share for the three and nine months ended October 1, 2006 because they had an antidilutive effect due to the net losses recorded. The Company had no potential common shares outstanding for the three or nine months ended September 25, 2005.

5.	Comprehensive Loss

The following are the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	Oct. 1, 2006	Sept. 25, 2005	Oct. 1, 2006	Sept. 25, 2005
	(in thousands)		(in thousands)
Net loss	$(22,115)	$(61,723)	$(122,751)	$(256,589)
Net change in cumulative translation adjustment	(20,543)	(18,151)	(2,726)	(52,695)
Net change in unrealized gains on marketable securities, net of $0 taxes	—	—	(7,291)	—

Total comprehensive loss	$(42,658)	$(79,874)	$(132,768)	$(309,284)

6.	Related Party Transactions

Prior to the second quarter of fiscal 2006, the Company relied on AMD and Fujitsu as sole distributors of its products. In the second quarter of fiscal 2006, the Company began selling its products directly to the customers previously served by AMD. The Company receives services from AMD and Fujitsu, including among others, certain information technology, facilities, logistics, legal, tax, finance, human resources and environmental health and safety services. Since its IPO, the Company has taken on some of these functions and the Company decreased the use of these services. The charges for these services are negotiated annually between the Company and AMD and Fujitsu based on the Company’s expected requirements and the estimated future costs of the services to be provided. AMD has the right to review the proposed services to be provided by Fujitsu, and Fujitsu has the right to review the proposed services to be provided by AMD. The service charges are billed monthly on net 45 days terms.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The following tables present significant related party transactions and account balances between the Company and AMD (see Note 8 for separate disclosure of debt obligations to related parties):

	Three Months Ended		Nine Months Ended
	Oct. 1, 2006	Sept. 25, 2005	Oct. 1, 2006	Sept. 25, 2005
	(in thousands)
Net sales to AMD (1)	$—	$289,393	$336,172	$776,941
Cost of sales:
Royalties to AMD	$1,739	$4,118	$4,837	$11,493
Service fees to AMD:
Cost of sales	$553	$5,595	$3,272	$16,916
Research and development	2,984	4,088	10,273	17,054
Marketing, general and administrative	3,005	10,925	18,163	39,268

Service fees to AMD (2)	$6,542	$20,608	$31,708	$73,238

Cost of employees seconded from AMD:
Marketing, general and administrative	$—	$111	$—	$1,199

(1)	In the second quarter of fiscal 2006, the Company began selling its products directly to the customers previously served by AMD.

(2)	Service fees to AMD are net of reimbursements from AMD for services provided to AMD by the Company.

	Oct. 1, 2006	Dec. 25, 2005
	(in thousands)
Trade accounts receivable from AMD, net of allowance for doubtful accounts	$28,957	$205,351
Other receivables from AMD	$3,767	$13,850
Accounts payable to AMD	$711	$97,844
Royalties payable to AMD	$1,739	$6,384
Accrued liabilities to AMD	$10,445	$17,434

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The following tables present the significant related party transactions and account balances between the Company and Fujitsu (see Note 8 for separate disclosure of debt obligations to related parties):

	Three Months Ended		Nine Months Ended
	Oct. 1, 2006	Sept. 25, 2005	Oct. 1, 2006	Sept. 25, 2005
	(in thousands)
Net sales to Fujitsu	$215,978	$226,260	$700,352	$634,268
Cost of sales
Royalties paid to Fujitsu	$1,739	$4,118	$4,837	$11,493
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	$31,942	$18,367	$91,721	$52,198
Subcontract manufacturing purchases from Fujitsu	$4,006	$8,895	$11,553	$28,150
Commercial die purchases from Fujitsu	$10,382	$31,058	$46,261	$72,041
Service fees to Fujitsu:
Cost of sales	$550	$817	$1,726	$2,505
Research and development	567	1,502	1,893	5,086
Marketing, general and administrative	1,014	2,248	3,218	8,361

Service fees to Fujitsu	$2,131	$4,567	$6,837	$15,952

Cost of employees seconded from Fujitsu:
Cost of sales	$—	$—	$27	$742
Research and development	—	18	61	4,263
Marketing, general and administrative	—	72	95	2,007

Cost of employees seconded from Fujitsu	$—	$90	$183	$7,012

	Oct. 1, 2006	Dec. 25, 2005
	(in thousands)
Trade accounts receivable from Fujitsu	$171,286	$199,224
Other receivables from Fujitsu	$—	$217
Accounts payable to Fujitsu	$17,893	$25,957
Royalties payable to Fujitsu	$1,739	$6,384
Accrued liabilities to Fujitsu	$4,503	$—

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Fujitsu seconded certain employees to the Company until the second quarter of fiscal 2006. The Company paid these employees directly. AMD also seconded certain employees to the Company until the fourth quarter of fiscal 2005. The Company reimbursed AMD for the costs of these employees.

On September 28, 2006, Spansion Japan Limited, or Spansion Japan, the Company’s wholly-owned subsidiary, entered into an asset purchase agreement with Fujitsu, pursuant to which Spansion Japan will sell two wafer fabrication facilities located in Aizu-Wakamatsu, Japan, which the Company refers to as the JV1/JV2 Facilities, and certain assets located in the JV1/JV2 Facilities, to Fujitsu for a purchase price of approximately $150 million plus the value of the inventory at the time of closing. Concurrently with the execution of the asset purchase agreement, Spansion Japan and Fujitsu also executed (i) a master lease agreement, pursuant to which Spansion Japan will lease certain equipment to Fujitsu to use in the JV1/JV2 Facilities, (ii) a foundry agreement, pursuant to which Fujitsu has agreed to manufacture, and the Company has agreed to purchase, wafers to be manufactured by Fujitsu for Spansion in the JV1/JV2 Facilities (the foundry agreement also includes minimum supply and purchase commitments between both the parties resulting in financial penalties if such supply and purchase commitments are not achieved) and (iii) a secondment and transfer agreement, pursuant to which Spansion Japan has agreed to second a specified number of employees to Fujitsu to work in the JV1/JV2 Facilities and ultimately to transfer certain of the employees to Fujitsu. The Company refers to these agreements collectively as the JV1/JV2 Transaction. Under the terms of the asset purchase agreement, the JV1/JV2 Transaction is scheduled to close in the second quarter of fiscal 2007.

7.	Warranties and Indemnities

The Company offers a one-year limited warranty for its Flash memory products.

Changes in the Company’s liability for product warranties in the three and nine months ended October 1, 2006 and September 25, 2005 are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 1, 2006	Sept. 25, 2005	Oct. 1, 2006	Sept. 25, 2005
	(in thousands)		(in thousands)
Balance, beginning of period	$1,000	$600	$1,000	$600
Provision for warranties issued	1,293	607	2,977	1,548
Settlements	(255)	(859)	(2,497)	(3,314)
Changes in liability for pre-existing warranties during the period, including expirations	(688)	252	(130)	1,766

Balance, end of period	$1,350	$600	$1,350	$600

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties with whom it enters into contractual relationships, including customers, directors, lessors and parties to other transactions with the Company, with respect to certain matters. The

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

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

8.	Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	Oct. 1, 2006	Dec. 25, 2005
	(in thousands)
Debt obligations to related parties:
Spansion China Line of Credit	$—	$15,000
Spansion Penang Loan	—	4,833
Spansion Penang Building Loan	—	5,112
Senior Subordinated Notes	—	158,970
Promissory Note	1,000	—

Total debt obligations to related parties	1,000	183,915
Debt obligations to third parties:
Spansion Japan Term Loan	—	72,274
Spansion China Bank Enterprise Cooperation Revolver	21,596	18,722
Spansion Japan Revolving Credit Facility	—	43,020
Senior Notes	227,632	225,787
Spansion Penang Loan	3,780	—
Exchangeable Senior Subordinated Debentures	207,000	—
Obligations under capital leases	143,521	215,895

Total debt obligations to third parties	603,529	575,698

Total debt obligations	604,529	759,613
Less: current portion	89,888	233,555

Long-term debt and capital lease obligations, less current portion	$514,641	$526,058

New Debt and Capital Lease Obligations and Activity for the Nine Months Ended October 1, 2006:

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

Promissory Note

On February 27, 2006, the Company purchased a software license from AMD and, as payment, the Company issued a $3.0 million promissory note to AMD. As of October 1, 2006, the Company has repaid $2.0 million of the principal of the promissory note. The remaining balance of $1.0 million is due in two quarterly principal installments of $500,000.

Debt Obligations to Third Parties

Spansion Japan Term Loan

On December 30, 2005, Spansion Japan voluntarily prepaid and terminated the Spansion Japan Term Loan agreement. There were no penalties associated with the prepayment and termination of this loan agreement.

Spansion Japan Uncommitted Revolving Credit Facility

On December 30, 2005, Spansion Japan borrowed 2.0 billion yen (approximately $16.9 million as of October 1, 2006) under its uncommitted revolving credit facility agreement with a Japanese financial institution. Spansion Japan repaid the principal balance and interest outstanding under this facility on March 31, 2006.

Spansion Japan 2006 Revolving Credit Facility

On December 26, 2005, Spansion Japan entered into an uncommitted revolving credit facility agreement with a certain Japanese financial institution in the aggregate principal amount of up to 3.0 billion yen (or up to approximately $25.4 million as of October 1, 2006).

As of October 1, 2006, no amounts were outstanding under this facility.

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

Spansion Japan 2006 Merged Revolving Credit Facility

On March 31, 2006, Spansion Japan entered into an Amended and Restated Uncommitted Revolving Credit Facility Agreement with a Japanese financial institution (the Spansion Japan 2006 Merged Revolving Credit Facility), which provides for a revolving credit facility in the aggregate principal amount of up to 8.0 billion yen (or up to approximately $67.7 million as of October 1, 2006). The Spansion Japan 2006 Merged Revolving Credit Facility replaced the Spansion Japan Revolving Credit Facility and Spansion Japan Uncommitted Revolving Credit Facility as a result of the merger of the two respective financial institutions that had previously provided those separate facilities.

Pursuant to the terms of the Spansion Japan 2006 Merged Revolving Credit Facility, Spansion Japan may borrow amounts in increments of 50 million yen (approximately $423,000 as of October 1, 2006), which may remain outstanding in monthly increments of up to three months. Amounts borrowed bear interest at a rate equal to TIBOR, at the time of the drawdown, plus a margin of 0.5 percent per annum.

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

All of Spansion Japan’s debts under the Spansion Japan 2006 Merged Revolving Credit Facility will automatically become due and payable without any notice or demand if proceedings of bankruptcy, insolvency, dissolution or similar matters are initiated by or against Spansion Japan. All of the debts under this credit facility will become due and payable upon notice to Spansion Japan by the lenders in an event of default, which includes, among other things, the following: a default in performance of payment; any of Spansion Japan’s debts or guarantee obligations (other than those under Spansion Japan 2006 Merged Revolving Credit Facility) in an aggregate amount exceeding 10 million yen (approximately $85,000 as of October 1, 2006) become due and payable; or the suspension of the business of Spansion Japan by Spansion Japan or by a government authority, in each case if not cured within applicable time periods set forth in the Spansion Japan 2006 Merged Revolving Credit Facility.

The Spansion Japan 2006 Merged Revolving Credit Facility may be terminated in the event of default or by either party upon written notice in accordance with its terms.

As of October 1, 2006, no amounts were outstanding under this facility.

Exchangeable Senior Subordinated Debentures

In June 2006, Spansion LLC, the wholly owned operating subsidiary of the Company, issued $207.0 million of aggregate principal amount of 2.25% Exchangeable Senior Subordinated Debentures due 2016. The Debentures are general unsecured senior subordinated obligations and rank subordinate in right of payment to all of the Company’s senior indebtedness, including the 11.25% Senior Notes due 2016,

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

senior in right of payment to all of the Company’s subordinated indebtedness. The Debentures bear interest at 2.25 percent per annum. Interest is payable on June 15 and December 15 of each year beginning December 15, 2006 until the maturity date of June 15, 2016.

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

Spansion Japan 2006 Uncommitted Revolving Credit Facility

On September 29, 2006, Spansion Japan entered into an Uncommitted Revolving Credit Facility Agreement with a Japanese financial institution (the Spansion Japan 2006 Uncommitted Revolving Credit Facility), which provides for a revolving credit facility in the aggregate principal amount of up to 2.0 billion yen (or up to approximately $16.9 million as of October 1, 2006).

Pursuant to the terms of the Spansion Japan 2006 Uncommitted Revolving Credit Facility, Spansion Japan may borrow amounts in increments of 50 million yen (approximately $423,000 as of October 1, 2006), which may remain outstanding in monthly increments of up to three months. Amounts borrowed bear interest at a rate equal to TIBOR, at the time of the drawdown, plus a margin of 0.5 percent per annum.

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

All of Spansion Japan’s debts under the Spansion Japan 2006 Uncommitted Revolving Credit Facility will automatically become due and payable without any notice or demand if proceedings of bankruptcy, insolvency, dissolution or similar matters are initiated by or against Spansion Japan. All of the debts under this credit facility will become due and payable upon notice to Spansion Japan by the lenders in an event of default, which includes, among other things, the following: a default in performance of payment; any of Spansion Japan’s debts or guarantee obligations (other than those under Spansion Japan 2006 Uncommitted Revolving Credit Facility) in an aggregate amount exceeding 10 million yen (approximately $85,000 as of October 1, 2006) become due and payable; or the suspension of the business of Spansion Japan by Spansion Japan or by a government authority, in each case if not cured within applicable time periods set forth in the Spansion Japan 2006 Uncommitted Revolving Credit Facility.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The Spansion Japan 2006 Uncommitted Revolving Credit Facility may be terminated in the event of default or by either party upon written notice in accordance with its terms.

As of October 1, 2006, no amounts were outstanding under this uncommitted revolving credit facility.

Obligations under Capital Leases

On September 20, 2006, Spansion Japan renewed an expiring equipment lease agreement entered into with a third-party financial institution dated July 16, 2003 resulting in rental payments of approximately 194 million yen (approximately $1.6 million as of September 20, 2006) beginning on September 30, 2006. The rental payments will extend for a period of 36 months and the lease agreement will terminate on September 30, 2009, unless terminated earlier in the event of default, or by either party upon written notice in accordance with the terms of the equipment lease. As of October 1, 2006, the outstanding lease obligations under this agreement were approximately $2.1 million.

On September 29, 2006, the Company entered into a sale-leaseback transaction with a third-party financial institution for certain equipment in the amount of $29.8 million of cash proceeds. Upon execution of the agreements, the equipment had a net book value of approximately $30.7 million. As the term on the leaseback transaction is more than 75 percent of the remaining estimated economic life of the equipment, the Company accounted for the leaseback transaction as a capital lease. The equipment leases shall terminate on September 29, 2010, unless terminated earlier in the event of default, or by either party upon written notice in accordance with the terms of the equipment lease. As of October 1, 2006, the outstanding lease obligations under this agreement were approximately $27.4 million.

9.	Spansion Japan Pension Plan

On September 1, 2005, the Company adopted the Spansion Japan Pension Plan. The following table summarizes the components of the net periodic pension expense for the three and nine months ended October 1, 2006:

	Three months ended Oct. 1, 2006	Nine months ended Oct. 1, 2006
	(in thousands)
Service cost	$1,262	$3,838
Interest cost	374	1,139
Expected return on plan assets	(694)	(2,109)
Amortization of prior service cost	182	554

Total net periodic pension expense	$1,124	$3,422

The net periodic pension expense for the three and nine months ended September 25, 2005 was not material.

10.	Income Taxes

The Company recorded an income tax provision of $3.0 million in the three months ended October 1, 2006 as compared to $1.8 million of income tax expense in the three months ended September 25, 2005. The income tax expense recorded in the three months ended October 1, 2006 was primarily due to tax provisions of the Company’s foreign subsidiaries of $1.5 million and the write-off of U.S. deferred tax assets of $1.5 million that the Company no longer believes are realizable. As part of the Company’s projected tax provision for the current year, the Company anticipates an increase of our valuation allowance against the Company’s U.S. deferred tax assets to offset the tax benefits for current year losses in the U.S. The income tax expense recorded in the three months ended September 25, 2005 was primarily related to taxes due on income generated in certain foreign jurisdictions.

The Company recorded an income tax provision of $1.2 million in the nine months ended October 1, 2006 as compared to $22.6 million of tax benefits in the nine months ended September 25, 2005. The

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

income tax expense recorded in the nine months ended October 1, 2006 was primarily due to tax provisions of the Company’s foreign subsidiaries of $4.3 million and the write-off of U.S. deferred tax assets of $1.5 million that the Company no longer believes are realizable, partially offset by a benefit from resolution of a tax examination in a foreign jurisdiction of $4.6 million. The income tax benefit recorded in the nine months ended September 25, 2005 was primarily related to losses in certain foreign jurisdictions.

As of October 1, 2006 most of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of fiscal 2005 upon its conversion to a taxable entity immediately prior to its IPO. The realization of these assets is dependent on substantial future taxable income which at October 1, 2006, in management’s estimate, is not more likely than not to be achieved.

11.	Subsequent Events

Senior Secured Term Loan Facility

On November 1, 2006, Spansion LLC entered into a new senior secured term loan facility with a certain domestic financial institution, as administrative agent, and the lenders party thereto, in the aggregate amount of $500 million. Amounts borrowed under the senior secured term loan facility bear interest equal to either (at Spansion LLC’s option) (a) LIBOR, plus a 3.0 percent margin or 2.75 percent margin depending upon the Company’s credit rating or (b) the base rate, defined as the higher of (i) the administrative agent’s prime rate and (ii) the federal funds rate (as defined in the credit agreement for the senior secured term loan facility) plus 0.50 percent, plus a 2.0 percent margin or 1.75 percent margin depending upon the Company’s credit rating. The senior secured term loan facility will terminate and all outstanding borrowings must be repaid no later than November 3, 2012.

In connection with the senior secured term loan facility, the Company executed a pledge and security agreement pursuant to which the administrative agent received a first priority security interest in (a) all present and future capital stock of each of the Company’s present and future direct and indirect subsidiaries, limited in the case of foreign subsidiaries to a pledge of 65 percent of the capital stock of each first-tier foreign subsidiary, (b) all present and future debt of the Company, but excluding certain intercompany debt to a foreign subsidiary, (c) all present and future other property and assets of each loan party, but excluding intellectual property and any equipment subject to a lien securing a capitalized lease permitted by the credit agreement for the senior secured term loan facility, and (d) all proceeds and products of the property and assets described above.

Pursuant to the terms of the senior secured term loan facility, and subject to certain exceptions, the Company is limited in its ability, among other things, to:

•	create or permit liens;

•	incur indebtedness, subject to certain exceptions, including existing indebtedness under Spansion LLC’s 11.25% Senior Notes indenture, Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures indenture, the senior secured revolving credit facility capital leases not to exceed 15 percent of the Company’s total assets, indebtedness of acquired subsidiaries existing at the time of such acquisition and up to $500 million for capital expenditures at SP1;

•	make or hold investments above certain thresholds;

•	have interest coverage and minimum liquidity of less than specified amounts;

•	make any disposition of properties, including any sale leaseback transaction;

•	consolidate, merge or sell assets as an entirety or substantially as an entirety;

•	make certain distributions, stock redemptions or other payments on account of any equity interests;

•	enter into certain types of transactions with affiliates;

•	make or become obligated to make any capital expenditures except for those in the ordinary course of business not to exceed specified amounts; and

•	voluntarily prepay any indebtedness.

In addition, under the senior secured term loan facility, the Company is not permitted to engage in any business or activity other than, among other things, holding equity interests in Spansion LLC and Spansion Technology Inc. and activities incidental to being a publicly traded company.

Amounts outstanding under the senior secured term loan facility may become immediately due and payable upon the occurrence of specified events, including, among other things: failure to pay any obligations under the senior secured term loan facility; the breach of any representation or warranty or certain covenants; any default in the payment when due of indebtedness of more than $25 million; filings or proceedings in bankruptcy; judgments or awards entered against the Company involving aggregate liability of $10 million or more; or a change of control (as defined in the credit agreement for the senior secured term loan facility).

Amendment to Senior Secured Revolving Credit Facility

On November 1, 2006, Spansion LLC, the agent and the other lenders party to the senior secured revolving credit facility amended the credit agreement and the security agreement in connection therewith, and the Company entered into certain new pledge agreements. Pursuant to the amendment to the revolving facility credit agreement, lenders consented to the incurrence of the senior secured term loan facility and the grant of related liens, and the amount available under the revolving credit facility was amended to be based on the sum of 85 percent of accounts receivable meeting eligibility requirements, plus the lesser of (i) $10 million and (ii) 25 percent of eligible foreign accounts receivable, minus reserves established by the agent in its reasonable credit judgment. In addition, pursuant to the amendment, subject to certain limitations, the equity interests in Spansion LLC owned by the Company, the equity interests in foreign subsidiaries owned by Spansion International, Inc. and Spansion LLC’s equipment, inventory and equity interests in its foreign subsidiaries were added as collateral securing the revolving credit facility. This resulted in the revolving credit facility lenders and the senior secured term loan lenders holding substantially similar security. The relative priorities of the classes of lenders in various types of collateral is set forth in an intercreditor agreement between the agent for the revolving credit facility lenders and the agent for the senior secured term loan lenders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,”, “will”, “should”, “predict”, “potential” and variations of such words and other expressions indicating future results or expectations are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Item 1A, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

The following should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.

Overview

We are one of the largest Flash memory providers and the largest company in the world exclusively dedicated to designing, developing, manufacturing, marketing and selling Flash memory solutions, a critical semiconductor element of nearly every electronic product and one of the fastest growing segments of the semiconductor industry. Our Flash memory is integrated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, personal computers and PC peripherals. Our Flash memory solutions are incorporated in products from original equipment manufacturers, or OEMs, in each of these markets, including all of the top ten mobile phone OEMs, all of the top ten consumer electronics OEMs and all of the top ten automotive electronics OEMs. We operate four Flash memory wafer fabrication facilities, or fabs, four assembly and test sites and a development fab, known as our Submicron Development Center, or SDC. We are headquartered in Sunnyvale, California.

Our results for the three months ended October 1, 2006 reflected an increase in total net sales from the corresponding period of fiscal 2005. Our results also reflected an increase in unit shipments and sales generated from products based on our MirrorBit technology, which represented approximately 53 percent of total sales for the three months ended October 1, 2006, compared with approximately 24 percent of total sales for the corresponding period of fiscal 2005.

Total net sales for the three and nine months ended October 1, 2006 increased significantly compared to the corresponding periods of fiscal 2005. Total net sales for the three and nine months ended October 1, 2006 were $674.7 million and $1,892.0 million, respectively. Total net sales for the three and nine months ended September 25, 2005 were $515.7 million and $1,411.2 million, respectively

Our net losses for the three and nine months ended October 1, 2006 were $22.1 million and $122.8 million. Net losses for these periods include stock-based compensation expense of $5.6 million and $19.8 million, respectively. Our net losses for the three and nine months ended September 25, 2005 were $61.7 million and $256.6 million, respectively. We did not provide stock-based compensation to our employees or third parties and there was no stock-based compensation expense for these periods in fiscal 2005.

During the second quarter of fiscal 2006, we transitioned our information technology systems and our sales processes from Advanced Micro Devices, Inc. (AMD), which, along with Fujitsu Limited (Fujitsu), had previously served as the sole distributors of our products. With this transition, we now sell our products directly to AMD’s former customers and to customers not served solely by Fujitsu. We have also expanded our administrative functions and reduced our reliance on AMD’s provision of administrative services.

On September 28, 2006, Spansion Japan Limited, or Spansion Japan, our wholly-owned subsidiary, entered into an asset purchase agreement with Fujitsu, pursuant to which Spansion Japan will sell two wafer fabrication facilities located in Aizu-Wakamatsu, Japan, which we refer to as the JV1/JV2 Facilities, and certain assets located in the JV1/JV2 Facilities, to Fujitsu for a purchase price of approximately $150 million plus the value of the inventory at the time of closing. Concurrently with the execution of the asset purchase agreement, Spansion Japan and Fujitsu also executed (i) a master lease agreement, pursuant to which Spansion Japan will lease certain equipment to Fujitsu to use in the JV1/JV2 Facilities, (ii) a foundry agreement, pursuant to which Fujitsu has agreed to manufacture, and the Company has agreed to purchase, wafers to be manufactured by Fujitsu for Spansion in the JV1/JV2 Facilities (the foundry agreement also includes minimum supply and purchase commitments between both the parties resulting in financial penalties if such supply and purchase commitments are not achieved) and (iii) a secondment and transfer agreement, pursuant to which Spansion Japan has agreed to second a specified number of employees to Fujitsu to work in the JV1/JV2 Facilities and ultimately to transfer certain of the employees to Fujitsu. We refer to these agreements collectively as the JV1/JV2 Transaction. Under the terms of the asset purchase agreement, the JV1/JV2 Transaction is scheduled to close in the second quarter of fiscal 2007.

Basis of Presentation

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended October 1, 2006 and September 25, 2005 both consisted of 13 weeks. The nine months ended October 1, 2006 and September 25, 2005 consisted of 40 weeks and 39 weeks, respectively.

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

Other than our accounting policy described below regarding accounting for stock-based compensation, our critical accounting policies, which incorporate our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, are the same as those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

Stock-Based Compensation

Effective December 26, 2005, we adopted Financial Accounting Standards Boards (FASB) Statement No. 123(R) “Share-Based Payment,” or Statement 123(R), which requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Statement 123(R) supersedes our previous accounting under Accounting Principles Board (APB) Opinion 25 “Accounting for Stock Issued to Employees,” or Opinion 25, for periods beginning in fiscal 2006.

We adopted Statement 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of our fiscal year ending December 31, 2006. Our condensed consolidated financial statements as of and for the three and nine months ended October 1, 2006 reflect the impact of Statement 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods had not been restated to reflect, and did not include, the impact of Statement 123(R). Stock-based compensation expense recognized under Statement 123(R) for the three and nine months ended October 1, 2006 was $3.2 million and $13.7 million, respectively, which consisted of stock-based compensation expense related to our stock options and restricted stock unit (RSU) awards. We did not provide stock-based compensation to our employees or third parties prior to the IPO and there was no stock-based compensation expense related to stock options recognized under Opinion 25 during the three or nine months ended September 25, 2005.

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

Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three and nine months ended October 1, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 25, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” or Statement 123, and compensation expense for the share-based payment awards granted subsequent to December 25, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). The compensation expense for all share-based payment awards was recognized using straight-line attribution method reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because we do not have sufficient historical forfeiture experience related to our own stock-based awards, we estimated forfeitures based on AMD’s historical forfeiture rates as we believe these forfeiture rates to be the most indicative of our own expected forfeiture rate. In our pro forma information required under Statement 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Results of Operations

Comparison of Net Sales

The following is a summary of our total net sales for the three and nine months ended October 1, 2006 and September 25, 2005:

	Three Months Ended				Nine Months Ended
	Oct. 1, 2006	Sept. 25, 2005	Variance in Dollars	Variance in Percent	Oct. 1, 2006	Sept. 25, 2005	Variance in Dollars	Variance in Percent
	(in thousands, except percentage)
Total net sales	$674,718	$515,653	$159,065	31%	$1,891,999	$1,411,209	$480,790	34%

Total net sales for the three months ended October 1, 2006 increased 31 percent compared to total net sales for the three months ended September 25, 2005. The increase was primarily attributable to a 26 percent increase in unit shipments and a four percent increase in average selling prices. Total net sales for the nine months ended October 1, 2006 increased 34 percent compared to total net sales for the nine months ended September 25, 2005. The increase was primarily attributable to a 35 percent increase in unit shipments. Average selling prices for the nine months ended October 1, 2006 as compared to the nine months ended September 25, 2005 were relatively flat.

Comparison of Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Provision (Benefit) for Income Taxes

The following is a summary of gross margin; operating expenses; interest and other income, net; interest expense and provision (benefit) for income taxes for the three and nine months ended October 1, 2006 and September 25, 2005:

	Three Months Ended				Nine Months Ended
	Oct. 1, 2006	Sept. 25, 2005	Variance in Dollars	Variance in Percent	Oct. 1, 2006	Sept. 25, 2005	Variance in Dollars	Variance in Percent
	(in thousands, except for percentage)				(in thousands, except for percentage)
Net sales	$674,718	$515,653	$159,065	31%	$1,891,999	$1,411,209	$480,790	34%
Cost of sales	532,563	445,307	87,256	20%	1,508,848	1,312,470	196,378	15%
Gross margin	21%	14%			20%	7%
Research and development	90,259	74,124	16,135	22%	266,617	220,100	46,517	21%
Marketing, general and administrative	61,866	45,259	16,607	37%	191,590	126,784	64,806	51%
Operating loss	(9,970)	(49,037)	39,067	-80%	(75,056)	(248,145)	173,089	-70%
Interest and other income, net	3,888	432	3,456	800%	3,741	2,496	1,245	50%
Interest expense	(13,020)	(11,363)	(1,657)	15%	(50,205)	(33,574)	(16,631)	50%
Provision (benefit) for income taxes	3,013	1,755	1,258	72%	1,231	(22,634)	23,865	-105%

The increase in gross margin was primarily due to an increase in the sales of our higher margin MirrorBit products and improved factory utilization. MirrorBit sales represented approximately 53 percent and 44 percent of sales for the three and nine months ended October 1, 2006 compared to approximately 24 percent and 19 percent of sales for the three and nine months ended September 25, 2005. The increase in gross margin was partially offset by the stock-based compensation expense included in cost of sales of $2.8 million and $10.0 million for the three and nine months ended October 1, 2006. We did not have a comparable charge for the corresponding periods of fiscal 2005.

The increase in research and development expense was primarily due to an increase in 300-millimeter development costs, which represented approximately 29 percent and 36 percent of the increase for the three and nine months ended October 1, 2006. Also, we incurred higher labor costs primarily related to increased headcount during the three and nine months ended October 1, 2006 and due to the impact of an extra work week for the nine months ended October 1, 2006. The increase in labor costs accounted for approximately 18 percent and 23 percent of the increase for the three and nine months ended October 1, 2006. Research and development included $1.4 million and $4.9 million of stock-based compensation expense for the three and nine months ended October 1, 2006. We did not have a comparable charge for the corresponding period of fiscal 2005.

The increase in marketing, general and administrative was primarily due to the additional information technology, legal and consulting fees incurred as a new public entity. These additional costs accounted for approximately 51 percent of the increase for each of the three and nine months ended October 1, 2006. Additionally, the increase in headcount, partially offset by the reduction in service charges from AMD, accounted for approximately 25 percent and 38 percent of the increase for the three and nine months ended October 1, 2006. Marketing, general and administrative included $1.4 million and $4.9 million of stock-based compensation expense for the three and nine months ended October 1, 2006. We did not have a comparable charge for the corresponding periods of fiscal 2005.

The increase in interest and other income, net of other expenses for the three and nine months ended October 1, 2006 was primarily due to the income generated from our investment in cash equivalents and marketable securities. The interest and other income, net of other expenses for the nine months ended October 1, 2006 included approximately $6.9 million of realized gain from the sale of marketable securities, offset by a $17.3 million loss on early extinguishment of debt as a result of the repurchase and cancellation of Spansion LLC’s 12.75% Senior Subordinated Notes in the second quarter of fiscal 2006.

The increase in interest expense for the three and nine months ended October 1, 2006 was primarily due to the additional interest expense on Spansion LLC’s 11.25% Senior Notes issued at end of the fourth quarter of fiscal 2005. The increase in interest expense for the nine months ended October 1, 2006 was also due to the additional interest expense on 12.75% Senior Subordinated Notes issued at end of the fourth quarter of fiscal 2005, which were repurchased in the second quarter of fiscal 2006.

We recorded an income tax provision of $3.0 million in the three months ended October 1, 2006 as compared to $1.8 million of income tax expense in the three months ended September 25, 2005. The income tax expense recorded in the three months ended October 1, 2006 was primarily due to tax provisions of our foreign subsidiaries of $1.5 million and the write-off of U.S. deferred tax assets of $1.5 million that we no longer believe is realizable. As part of our projected tax provision for the current year, we anticipate an increase of our valuation allowance against our U.S. deferred tax assets to offset the tax benefits for current year losses in the U.S. The income tax expense recorded in the three months ended September 25, 2005 was primarily related to taxes due on income generated in certain foreign jurisdictions.

We recorded an income tax provision of $1.2 million in the nine months ended October 1, 2006 as compared to $22.6 million of tax benefits in the nine months ended September 25, 2005. The income tax expense recorded in the nine months ended October 1, 2006 was primarily due to tax provisions of our foreign subsidiaries of $4.3 million and the write-off of U.S. deferred tax assets of $1.5 million that we no longer believe are realizable, partially offset by a benefit from resolution of a tax examination in a foreign jurisdiction of $4.6 million. The income tax benefit recorded in the nine months ended September 25, 2005 was primarily related to losses in certain foreign jurisdictions.

As of October 1, 2006 most of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of fiscal 2005 upon our conversion to a taxable entity immediately prior to our IPO. The realization of these assets is dependent on substantial future taxable income which at October 1, 2006, in management’s estimate, is not more likely than not to be achieved.

Other Items

In the second quarter of fiscal 2006, we began selling our products directly to AMD’s former customers and customers not served solely by Fujitsu.

The impact on our operating results from changes in foreign currency exchange rates has not been material, principally because our expenses denominated in yen are generally comparable to our sales denominated in yen, and we enter into foreign currency exchange contracts to mitigate our exposure when yen denominated expenses and sales are not comparable.

As of October 1, 2006, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $41.1 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2010.

Financial Condition

Our cash and cash equivalents at October 1, 2006, totaled $378.2 million and consisted of cash, time deposits, money market funds and commercial paper. We are subject to restrictions on our distribution of cash due to provisions in certain third-party debt obligations described below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $284.6 million in the nine months ended October 1, 2006. Non-cash charges included in the net loss consisted primarily of $409.5 million of depreciation and amortization, loss on debt extinguishment of $17.3 million and compensation cost recognized under stock plans of $19.8 million. The net changes in operating assets and liabilities in the nine months ended October 1, 2006 were primarily attributable to an increase in prepaid expenses and other current assets of $10.5 million, an increase in inventories of $6.7 million and a decrease in income taxes payable of $11.4 million, partially offset by a decrease in accounts receivable of $4.7 million, and an increase in deferred income on shipments of $3.9 million compared to December 25, 2005.

Net cash provided by operating activities was $221.5 million in the nine months ended September 25, 2005. Non-cash charges included in the net loss consisted primarily of $414.0 million of depreciation and amortization. The net changes in operating assets and liabilities in the nine months ended September 25, 2005 were primarily attributable to an increase in inventories of $21.7 million, an increase in prepaid expenses and other current assets of $25.6 million, partially offset by an increase in accounts payable of $92.9 million, and an increase in accounts payable to members of $45.8 million compared to December 26, 2004

Net Cash Used in Investing Activities

Net cash used in investing activities was $248.3 million in the nine months ended October 1, 2006, primarily as a result of $470.8 million used to purchase property, plant and equipment and a cash outflow of $63.6 million for the purchase of marketable securities, offset in part by a cash inflow of $282.6 million from the maturity and sale of marketable securities.

Net cash used in investing activities was $264.1 million in the nine months ended September 25, 2005, primarily as a result of $323.9 million used to purchase property, plant and equipment, and a cash outflow of $20.0 million from the purchases of marketable securities, offset in part by a cash inflow of $78.0 million from maturity of marketable securities.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $175.6 million in the nine months ended October 1, 2006. This amount included $527.1 million in payments on debt and capital lease obligations, including $197.1 million in payments to AMD, of which $175.0 million was used to repurchase Spansion LLC’s 12.75% Senior Subordinated Notes, and $7.2 million in payments to AMD for stock-based compensation, offset in part by a cash inflow of $329.0 million of proceeds from borrowings, net of issuance costs, of which approximately $204 million was from the issuance of Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures in the second quarter of fiscal 2006 , and $29.8 million of proceeds received from equipment sale-leaseback transactions.

Net cash provided by financing activities was $23.5 million in the nine months ended September 25, 2005. This amount included $78.1 million of proceeds received from equipment sale-leaseback transactions and $137.5 million of proceeds from borrowings, net of issuance costs, offset by $187.0 million in payments on debt and capital lease obligations, including $4.9 million in payments to AMD.

Contractual Obligations

The following table summarizes our principal contractual obligations at October 1, 2006. The table does not include estimated interest payments due on our various borrowings. The table is supplemented by the discussion following the table.

	Total	2006	2007	2008	2009	2010	2011 and Beyond
	(in thousands)
Promissory Note	$1,000	$500	$500	$—	$—	$—	$—
Spansion China Bank Enterprise Cooperation Agreement	21,596	5,399	16,197	—	—	—	—
Senior Notes	250,000	—	—	—	—	—	250,000
Spansion Penang Loan	3,780	394	1,562	1,564	260	—	—
Exchangeable Senior Subordinated Debentures	207,000	—	—	—	—	—	207,000
Capital lease obligations	143,521	13,318	59,822	40,088	20,503	5,863	3,927
Operating leases	83,154	7,625	34,249	26,442	14,102	378	358
Unconditional purchase commitments	121,114	47,250	39,606	23,058	4,834	3,208	3,158

Total contractual obligations	$831,165	$74,486	$151,936	$91,152	$39,699	$9,449	$464,443

Senior Secured Revolving Credit Facility

On September 19, 2005, Spansion LLC entered into a new senior secured revolving credit facility with a certain domestic financial institution, as agent, and the lenders party thereto, in the aggregate amount of up to $175 million. We joined as a party to the revolving facility credit agreement on April 21, 2006 and are required to comply with the representations, warranties and covenants in the revolving credit facility. We also executed a guaranty in favor of the agent to guarantee Spansion LLC’s obligations under the revolving credit facility. The actual amounts available under the revolving credit facility are based on 85 percent of accounts receivable meeting eligibility requirements plus the lesser of 75 percent of the appraised fair market value of our Fab 25 facility in Austin, Texas, and the maximum real estate loan amount (as defined in the agreement) minus reserves that limit the availability of credit under the agreement from time to time established by the agent in its reasonable credit judgment. Amounts borrowed under the revolving credit facility bear interest at a rate equal to the “base rate,” which is the prime rate publicly announced by the agent, or the London Interbank Offered Rate, or LIBOR, plus in each case a margin ranging from -0.25 percent to 0.50 percent for base rate loans and 1.25 percent to 2.0 percent for LIBOR loans. Borrowings under this revolving credit facility must be used to refinance existing indebtedness and for working capital purposes. The revolving credit facility will terminate and all outstanding borrowings must be repaid no later than September 19, 2010. As of October 1, 2006, no amounts were outstanding under this facility. The amount available under this facility was approximately $165 million as of October 1, 2006.

Pursuant to the terms of the revolving facility credit agreement, and subject to certain exceptions, we and our subsidiaries are not permitted, among other things, to:

•	enter into any mergers, consolidations or sales of our property (except for our reorganization that occurred in connection with our prior initial public offering) or sales of inventory, equipment and assets except in the ordinary course of business;

•	make any distributions except for future distributions to Spansion Inc. in certain circumstances;

•	make investments, except for the purchase of inventory, equipment and intellectual property in the ordinary course of business, unless Spansion LLC meets minimum liquidity requirements consisting of availability under the revolving credit facility and domestic cash of at least $200 million, provided, however, that investments are limited to no more than a total of $50 million while the reduced minimum liquidity requirement is in place;

•	incur additional debt, enter into capital leases, debt incurred by our foreign subsidiaries, and in limited cases, loans to subsidiaries;

•	engage in transactions with affiliates unless in the normal course of business, negotiated at arms-length terms and the transactions are disclosed to the agent for the lenders;

•	incur any new liens except for equipment leases and loans; and

•	prepay any debt, except that debt of foreign subsidiaries may be prepaid by the applicable foreign subsidiary and we may prepay any debt as long as after such repayment, Spansion LLC meets minimum liquidity requirements consisting of availability under the revolving credit facility plus domestic cash of at least $250 million.

If the availability under the revolving credit facility is less than or equal to $35 million during a fiscal quarter, Spansion LLC will also be required to have EBITDA (as defined in the agreement) of at least $500 million, on a consolidated basis, for the four consecutive fiscal quarters ending on the last day of the fiscal quarter ending December 31, 2006.

Beginning in 2007, the required EBITDA level will be determined by the agent based on Spansion LLC’s then current projections of our financial condition, results of operations and cash flows.

As security for amounts outstanding under the revolving credit facility, Spansion LLC pledged the stock of its domestic subsidiaries, the Fab 25 facility (other than production equipment contained therein) and all of its personal property. Spansion LLC’s equipment, inventory and intellectual property, as well as all assets and stock pledges of Spansion LLC’s foreign subsidiaries were excluded from the collateral securing the revolving credit facility.

Amounts outstanding under the revolving credit facility may become due and payable on demand upon the occurrence of certain customary events of default, including any default on third party debt of outstanding principal amount exceeding $25 million, judgments or awards entered against us of $10 million or more that remain for 30 days after the entry thereof, a change of control by which a person or group would acquire more than 30 percent of the combined voting power of all then-issued and outstanding voting interests in us and foreclosure on the Fab 25 facility.

Spansion Japan 2006 Revolving Credit Facility

On December 26, 2005, Spansion Japan entered into an uncommitted revolving credit facility agreement with a certain Japanese financial institution in the aggregate principal amount of up to 3.0 billion Japanese yen (or up to approximately $25.4 million as of October 1, 2006). Because the amount subject to the credit facility is denominated in yen, the dollar amount stated above is subject to change based on applicable exchange rates. As of October 1, 2006, no amounts were outstanding under this facility.

Spansion Japan 2006 Merged Revolving Credit Facility

On March 31, 2006, Spansion Japan entered into an Amended and Restated Uncommitted Revolving Credit Facility Agreement with a Japanese financial institution (the Spansion Japan 2006 Merged Revolving Credit Facility), which provides for a revolving credit facility in the aggregate principal amount of up to 8.0 billion yen (or up to approximately $67.7 million as of October 1, 2006). The Spansion Japan 2006 Merged Revolving Credit Facility replaced the Spansion Japan Revolving Credit Facility and Spansion Japan Uncommitted Revolving Credit Facility as a result of the merger of the two respective financial institutions that had previously provided those separate facilities.

Pursuant to the terms of the Spansion Japan 2006 Merged Revolving Credit Facility, Spansion Japan may borrow amounts in increments of 50 million yen (approximately $423,000 as of October 1, 2006), which may remain outstanding in monthly increments of up to three months. Amounts borrowed bear interest at a rate equal to TIBOR, at the time of the drawdown, plus a margin of 0.5 percent per annum.

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

All of Spansion Japan’s debts under the Spansion Japan 2006 Merged Revolving Credit Facility will automatically become due and payable without any notice or demand if proceedings of bankruptcy, insolvency, dissolution or similar matters are initiated by or against Spansion Japan. All of the debts under this credit facility will become due and payable upon notice to Spansion Japan by the lenders in an event of default, which includes, among other things, the following: a default in performance of payment; any of Spansion Japan’s debts or guarantee obligations (other than those under Spansion Japan 2006 Merged Revolving Credit Facility) in an aggregate amount exceeding 10 million yen (approximately $85,000 as of October 1, 2006) become due and payable; or the suspension of the business of Spansion Japan by Spansion Japan or by a government authority, in each case if not cured within applicable time periods set forth in the Spansion Japan 2006 Merged Revolving Credit Facility.

The Spansion Japan 2006 Merged Revolving Credit Facility may be terminated in the event of default or by either party upon written notice in accordance with its terms. As of October 1, 2006, no amounts were outstanding under this facility.

Spansion Japan 2006 Uncommitted Revolving Credit Facility

On September 29, 2006, Spansion Japan entered into an Uncommitted Revolving Credit Facility agreement with a Japanese financial institution, or the Spansion Japan 2006

Uncommitted Revolving Credit Facility, which provides for a revolving credit facility in the aggregate principal amount of up to 2.0 billion Japanese yen (or up to approximately $16.9 million as of October 1, 2006).

Pursuant to the terms of the Spansion Japan 2006 Uncommitted Revolving Credit Facility, Spansion Japan may borrow amounts in increments of 50 million yen (approximately $423,000 as of October 1, 2006), which may remain outstanding in monthly increments of up to three months. Amounts borrowed bear interest at a rate equal to TIBOR, at the time of the drawdown, plus a margin of 0.5 percent per annum.

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

All of Spansion Japan’s debts under the Spansion Japan 2006 Uncommitted Revolving Credit Facility will automatically become due and payable without any notice or demand if proceedings of bankruptcy, insolvency, dissolution or similar matters are initiated by or against Spansion Japan. All of the debts under this credit facility will become due and payable upon notice to Spansion Japan by the lenders in an event of default, which includes, among other things, the following: a default in performance of payment; any of Spansion Japan’s debts or guarantee obligations (other than those under Spansion Japan 2006 Uncommitted Revolving Credit Facility) in an aggregate amount exceeding 10 million yen (approximately $85,000 as of October 1, 2006) become due and payable; or the suspension of the business of Spansion Japan by Spansion Japan or by a government authority, in each case if not cured within applicable time periods set forth in the Spansion Japan 2006 Uncommitted Revolving Credit Facility.

The Spansion Japan 2006 Uncommitted Revolving Credit Facility may be terminated in the event of default or by either party upon written notice in accordance with its terms.

As of October 1, 2006, no amounts were outstanding under this uncommitted revolving credit facility.

Capital Lease Obligations

On September 20, 2006, Spansion Japan renewed an expiring equipment lease agreement entered into with a third-party financial institution dated July 16, 2003 resulting in monthly rental payments of approximately 194 million yen (approximately $1.6 million as of September 20, 2006) beginning on September 30, 2006. The rental payments will extend for a period of 36 months and the lease agreement will terminate on September 30, 2009, unless terminated earlier in the event of default, or by either party upon written notice in accordance with the terms of the equipment lease. As of October 1, 2006, the outstanding lease obligations under the original agreement were approximately $2.1 million.

On September 29, 2006, we entered into a sale-leaseback transaction with a third-party financial institution for certain equipment in the amount of approximately $29.8 million of cash proceeds. Upon execution of the agreements related to the transaction, the equipment had a net book value of approximately $30.7 million. As the term on the leaseback transaction is more than 75 percent of the remaining estimated economic life of the equipment, we accounted for the leaseback transaction as a capital lease. The equipment leases shall terminate on September 29, 2010, unless terminated earlier in the event of default, or by either party upon written notice in accordance with the terms of the equipment lease. As of October 1, 2006, the outstanding lease obligations under this agreement were approximately $27.4 million.

Liquidity and Capital Resources

Our primary future cash needs on a recurring basis will be working capital, capital expenditures and debt service. The total amount due under contractual obligations during the remainder of fiscal 2006 is $74.5 million, excluding interest on our borrowings. Interest payments increased during the nine months ended October 1, 2006 as compared to the corresponding period in fiscal 2005 primarily due to the increase in interest rates on our debt portfolio. For the remainder of fiscal 2006, we expect our interest payments to increase primarily as a result of the increase in interest rates on our debt portfolio as compared to the same period in fiscal 2005. The increase in interest income during the same period is primarily due to both the higher balances and increase in interest rates on our cash, cash equivalents and investment portfolios. For the remainder of fiscal 2006, we expect our interest income to increase primarily as a result of both the higher balances and increase in interest rates on our cash and cash equivalents portfolio as compared to the same period in fiscal 2005.

Our ability to fund our cash needs will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors, such as those discussed in Part II, Item 1A “Risk Factors,” many of which are beyond our control. Should we require additional funding, such as to satisfy our short-term and long-term debt obligations when due or to make additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

We believe that anticipated cash flows from operations and current cash balances, the net proceeds from the JV1/JV2 Transaction, available external financing and our existing credit facilities will be sufficient to fund working capital requirements, capital investments, debt service and operations and to meet our needs over at least the next twelve months. The total availability under our credit facilities, which is subject to certain borrowing base limitations and other covenants, was approximately $275 million as of October 1, 2006.

Senior Secured Term Loan Facility

On November 1, 2006, Spansion LLC entered into a new senior secured term loan facility with a certain domestic financial institution, as administrative agent, and the lenders party thereto, in the aggregate amount of $500 million. We, along with Spansion Technology Inc., or STI, Spansion International, Inc. and Cerium Laboratories LLC, or Cerium, are guarantors of Spansion LLC’s obligations under the senior secured term loan facility. Amounts borrowed under the senior secured term loan facility bear interest equal to either (at Spansion LLC’s option) (a) LIBOR, plus a 3.0 percent margin or 2.75 percent margin depending upon our credit rating or (b) the base rate, defined as the higher of (i) the administrative agent’s prime rate and (ii) the federal funds rate (as defined in the credit agreement for the senior secured term loan facility) plus 0.50 percent, plus a 2.0 percent margin or 1.75 percent margin depending upon our credit rating. The senior secured term loan facility will terminate and all outstanding borrowings must be repaid no later than November 3, 2012.

In connection with the senior secured term loan facility, we and each of Spansion LLC, STI, Spansion International and Cerium, collectively referred to as the loan parties, executed a pledge and security agreement pursuant to which the administrative agent received a first priority security interest in (a) all present and future capital stock of each of our present and future direct and indirect subsidiaries, limited in the case of foreign subsidiaries to a pledge of 65 percent of the capital stock of each first-tier foreign subsidiary, (b) all present and future debt of each loan party, but excluding certain intercompany debt to a foreign subsidiary, (c) all present and future other property and assets of each loan party, but excluding intellectual property and any equipment subject to a lien securing a capitalized lease permitted by the credit agreement for the senior secured term loan facility, and (d) all proceeds and products of the property and assets described above.

Pursuant to the terms of the senior secured term loan facility, and subject to certain exceptions, Spansion LLC and its subsidiaries are limited in their ability, among other things, to:

•	create or permit liens;

•	incur indebtedness, subject to certain exceptions, including existing indebtedness under Spansion LLC’s 11.25% Senior Notes indenture, Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures indenture, the senior secured revolving credit facility capital leases not to exceed 15 percent of our total assets, indebtedness of acquired subsidiaries existing at the time of such acquisition and up to $500 million for capital expenditures at SP1;

•	make or hold investments above certain thresholds;

•	have interest coverage and minimum liquidity of less than specified amounts;

•	make any disposition of properties, including any sale leaseback transaction;

•	consolidate, merge or sell assets as an entirety or substantially as an entirety;

•	make certain distributions, stock redemptions or other payments on account of any equity interests;

•	enter into certain types of transactions with affiliates;

•	make or become obligated to make any capital expenditures except for those in the ordinary course of business not to exceed specified amounts; and

•	voluntarily prepay any indebtedness.

In addition, under the senior secured term loan facility, we are not permitted to engage in any business or activity other than, among other things, holding equity interests in Spansion LLC and STI and activities incidental to being a publicly traded company.

Amounts outstanding under the senior secured term loan facility may become immediately due and payable upon the occurrence of specified events, including, among other things: failure to pay any obligations under the senior secured term loan facility; the breach of any representation or warranty or certain covenants; any default in the payment when due of indebtedness of more than $25 million; filings or proceedings in bankruptcy; judgments or awards entered against us, Spansion LLC, STI, Spansion International, Cerium or any subsidiaries involving aggregate liability of $10 million or more; or a change of control (as defined in the credit agreement for the senior secured term loan facility).

Amendment to Senior Secured Revolving Credit Facility

On November 1, 2006, Spansion LLC, the agent and the other lenders party to the senior secured revolving credit facility amended the credit agreement and the security agreement in connection therewith, and we, STI and Spansion International entered into certain new pledge agreements. Pursuant to the amendment to the revolving facility credit agreement, lenders consented to the incurrence of the senior secured term loan facility and the grant of related liens, and the amount available under the revolving credit facility was amended to be based on the sum of 85 percent of accounts receivable meeting eligibility requirements, plus the lesser of (i) $10 million and (ii) 25 percent of eligible foreign accounts receivable, minus reserves established by the agent in its reasonable credit judgment. In addition, pursuant to the amendment, subject to certain limitations, the equity interests in Spansion LLC owned by us and by STI, the equity interests in foreign subsidiaries owned by Spansion International and Spansion LLC’s equipment, inventory and equity interests in its foreign subsidiaries were added as collateral securing the revolving credit facility. This resulted in the revolving credit facility lenders and the senior secured term loan lenders holding substantially similar security. The relative priorities of the classes of lenders in various types of collateral is set forth in an intercreditor agreement between the agent for the revolving credit facility lenders and the agent for the senior secured term loan lenders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005. We experienced no significant changes in market risk during the third quarter of fiscal 2006 except as follows: During the third quarter of fiscal 2006, the U.S. dollar strengthened against the Japanese yen. As a result, the cumulative translation adjustment balance has been reduced for the three months ended October 1, 2006. This decrease was primarily due to the impact of translating the net assets of our subsidiary in Japan, which are denominated in its functional currency, which is the Japanese yen, into our reporting currency, which is the U.S. dollar. However, this translation impact does not affect our earnings or our cash flows as this translation adjustment is recorded as a component of stockholders’ equity in our balance sheet. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to continue to incur significant foreign currency translation adjustments, which will either increase or decrease our total stockholders’ equity balance. In addition, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes to Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with our management’s evaluation that occurred during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of our Flash memory products are dependent to a large degree upon consumer demand for mobile phones. In fiscal 2005, wireless customers, which primarily consist of mobile phone original equipment manufacturers, or OEMs, represented the largest market for NOR Flash memory. The market research firm iSuppli projects that wireless handset NOR Flash memory will represent approximately 68 percent of the NOR Flash memory market in 2006, excluding commercial die. In fiscal 2005 and the first nine months of fiscal 2006, sales to wireless Flash memory customers drove a majority of our sales.

Similarly, sales of our products targeting embedded Flash memory customers are dependent upon demand for consumer electronics such as set top boxes, or STBs, and DVD players, automotive electronics, industrial electronics such as networking equipment, personal computers and PC peripheral equipment such as printers. Sales of our products are also dependent upon the inclusion of increasing amounts of Flash memory content in some of these products. In fiscal 2005 and the first nine months of fiscal 2006, sales to embedded Flash memory customers drove a significant portion of our sales.

If demand for mobile phones or products in the embedded portion of the integrated category of the Flash memory market, or the Flash memory content of these products, is below our expectations, if the functionality of successive generations of such products does not require increasing Flash memory density or if such products no longer require Flash memory due to alternative technologies or otherwise, we would be materially adversely affected.

We have lost or will lose rights to key intellectual property arrangements because we are no longer a beneficiary of AMD’s patent cross-license agreements and other licenses, which creates a greatly increased risk of patent or other intellectual property infringement claims against us.

As a subsidiary of AMD until our initial public offering in December 2005, we were the beneficiary of AMD’s intellectual property arrangements with third parties, including patent cross-license agreements with other major semiconductor companies such as Intel, Motorola and IBM, and licenses from third parties for technology incorporated in our products and software used to operate our business. As a result of our initial public offering, we ceased to be a beneficiary under a number of these agreements. Furthermore, upon the conversion of the outstanding shares of Class D common stock into shares of Class A common stock, we will cease to be a beneficiary under most of the remainder of these license agreements. As a result, we may be subject to claims that we are infringing intellectual property rights of third parties through the manufacture and sale of our products and the operation of our business. Therefore, absent negotiating our own license agreements with the third parties who own such intellectual property, we will be vulnerable to claims by such parties that our products or operations infringe such parties’ patents or other intellectual property rights.

Under our Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement with AMD and Fujitsu that we executed in December 2005, AMD agreed to enforce its applicable patents to minimize, to the extent reasonably possible, our losses incurred as a result of the infringement of third-party patents. However, if our Class D common stock were to convert into shares of our Class A common stock, AMD would no longer be obligated to provide us this benefit.

We will continue to attempt to negotiate our own agreements and arrangements with third parties for intellectual property and technology that are important to our business, including the intellectual property that we previously had access to through our relationship with AMD. We will also attempt to acquire new patents as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating. If the third-party benefits from an existing patent cross-license agreement with AMD or Fujitsu, in many cases it will retain the rights that it has under that agreement, including rights to utilize the patents that AMD and Fujitsu transferred to us in connection with our reorganization as Spansion LLC in June 2003. In many cases, any such third party will also retain such rights to utilize any patents that have been issued to us or acquired by us subsequent to our reorganization and prior to our initial public offering. Our negotiating position will therefore be impaired, because the other party will already be entitled to utilize a large number of our patents, while we will no longer have the right to utilize that party’s patents. As a result, we may be unable to obtain access to the other party’s patent portfolio on favorable terms or at all. Similarly, with respect to licenses from third parties for technology incorporated in our products or software used to operate our business, we may not be able to negotiate prices with these third parties on terms as favorable to us as those previously available to us because we are not able to take advantage of AMD’s size and purchasing power. These parties, and other third parties with whom AMD had no prior intellectual property arrangement, may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted. Such litigation could be extremely expensive and time-consuming. We cannot assure you that such litigation would be avoided or successfully concluded. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of our products, would have a material adverse effect on us.

A lack of market acceptance of products based on our MirrorBit technology would have a material adverse effect on us.

Market acceptance of products based on our MirrorBit technology is a critical factor impacting our ability to increase revenues, gross margins and market share in the integrated category of the Flash memory market, as well as to enter new markets. MirrorBit technology is a memory cell architecture that enables Flash memory products to store two or more bits of data in a single memory cell thereby doubling the density or storage capacity of each memory cell. If market acceptance of products based on our MirrorBit technology occurs at a slower rate than we anticipate, our ability to compete will be reduced, and we would be materially adversely affected. For example, in the first nine months of fiscal 2006, we introduced new products for integrated Flash memory applications based on our 90-nanometer MirrorBit technology. If we do not achieve market acceptance of these products or subsequent MirrorBit products, our future operating results would be materially adversely affected.

A significant market shift to NAND architecture would materially adversely affect us.

Flash memory products are generally based either on NOR architecture or NAND architecture. To date, our Flash memory products have been based on NOR architecture which are typically produced at a higher cost-per-bit than NAND-based products. We do not currently manufacture products based on NAND architecture. We have developed our MirrorBit ORNAND architecture to address certain portions of the integrated category of the Flash memory market served by NAND-based products, but we cannot be certain that our MirrorBit ORNAND-based products will satisfactorily address those market needs.

During 2004, industry sales of NAND-based Flash memory products grew at a higher rate than sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. This trend continued in 2005 and sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the overall Flash memory market in 2005. In 2005, according to iSuppli, total sales for the Flash memory market reached approximately $18.6 billion, of which approximately 42 percent was classified as sales of NOR-based Flash memory products and approximately 58 percent was classified as sales of NAND-based Flash memory products. For the first half of 2006, according to iSuppli, total sales for the Flash memory market reached approximately $10.1 billion, of which approximately 41 percent was classified as sales of NOR-based Flash memory products and approximately 59 percent was classified as sales of NAND-based Flash memory products. We expect the trend of decreasing market share for NOR-based Flash memory products to continue in the future. iSuppli estimates that sales of NAND-based Flash memory products grew by approximately 62 percent from 2004 to 2005 and will grow at a 17 percent compound annual growth rate from 2005 to 2010, while sales of NOR-based Flash memory products declined by approximately 15 percent from 2004 to 2005 and will grow at a seven percent compound annual growth rate from 2005 to 2010.

Moreover, the removable storage category of the Flash memory market, which is predominantly served by floating gate NAND vendors, is expected to be a significant portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose higher density floating gate NAND-based Flash memory products over MirrorBit NOR-, ORNAND- or Quad-based Flash memory products for their applications. If this occurs and OEMs continue to prefer the attributes and characteristics of floating gate NAND-based products over those of MirrorBit NOR-, ORNAND- or Quad-based products for their applications, we may be materially and adversely affected. Moreover, some of our competitors are able to manufacture on 300-millimeter wafers or may choose to utilize more advanced manufacturing process technologies than we use today to offer products competitive to ours at a lower cost. If floating gate NAND vendors continue to increase their share of the Flash memory market, our market share may decrease, which would materially adversely affect us.

Competitors may introduce new memory or other technologies that may make our Flash memory products uncompetitive or obsolete.

Our competitors are working on a number of new technologies, including FRAM, MRAM, polymer and phase-change based memory technologies. If successfully developed and commercialized as a viable alternative to Flash memory, these or other technologies could pose a competitive threat to a number of Flash memory companies, including us. In addition, we and some of our competitors have licensed Flash memory intellectual property associated with NROM technology from a third party. Use of this NROM intellectual property may allow these competitors to develop Flash memory technology that may compete with MirrorBit technology.

If we fail to successfully develop products based on our new MirrorBit ORNAND or MirrorBit Quad architectures, or if there is a lack of market acceptance of these products, our future operating results would be materially adversely affected.

We are positioning ourselves to address the increasing demand for higher density data optimized Flash memory by offering products based on our new MirrorBit ORNAND architecture and on our MirrorBit Quad architecture, which is in development. The success of these architectures requires that we timely and cost effectively develop, manufacture and market products based on these architectures that are competitive with floating gate NAND-based Flash memory products. We began production of MirrorBit ORNAND-based products in the first quarter of fiscal 2006 and we are developing MirrorBit Quad-based products. However, if we fail to develop and commercialize these products and additional products based on these architectures on a timely basis or if such products fail to achieve acceptance in the market, our future operating results would be materially adversely affected.

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

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. As of October 1, 2006, we had an aggregate principal amount of approximately $605 million in outstanding debt. In addition, on November 1, 2006, we entered into a new senior secured term loan facility under which we may borrow up to $500 million.

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

We are party to a $175 million senior secured revolving credit facility that imposes various restrictions and covenants on us that limits our ability to:

•	enter into any mergers, consolidations or sales of property, or sales of inventory, equipment and assets except in the ordinary course of business;

•	make any distributions except for distributions from Spansion LLC to us in specified circumstances;

•	make investments, except for the purchase of inventory, equipment and intellectual property in the ordinary course of business, unless we meet minimum liquidity requirements consisting of availability under the revolving credit facility and domestic cash of at least $200 million, provided, however, that investments are limited to no more than a total of $50 million while the reduced minimum liquidity requirement is in place;

•	incur additional debt, enter into capital leases and, in limited cases, make loans to subsidiaries;

•	engage in transactions with affiliates unless the transactions are in the normal course of business, negotiated at arms-length and disclosed to the agent for the lenders;

•	incur any new liens except for equipment leases and loans; and

•	prepay any debt, except that debt of foreign subsidiaries may be prepaid by the applicable foreign subsidiary and we may prepay any debt as long as after such repayment we meet minimum liquidity requirements consisting of availability under the revolving credit facility plus domestic cash of at least $250 million.

In addition, our new $500 million senior secured term loan facility and the indenture governing Spansion LLC’s $250 million principal amount of 11.25% Senior Notes due 2016 imposes substantially similar restrictions and covenants on us which could limit our ability to respond to market conditions, make capital investments or take advantage of business opportunities. Moreover, the senior notes bear a higher rate of interest than our bank debt, which will adversely affect our results of operations.

In the future, we will likely incur additional indebtedness through arrangements such as credit agreements or term loans that may also impose similar restrictions and covenants. These restrictions and covenants limit, and any future covenants and restrictions likely will limit, our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Any debt arrangements we enter into would likely require us to make regular interest payments, which would adversely affect our results of operations.

As of October 1, 2006, we were in compliance with the financial covenants under our debt instruments. However, we cannot assure you that in the future we will be able to satisfy the covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. For example, as of December 25, 2005, Spansion Japan was not in compliance with certain financial covenants under its debt instruments but obtained waivers from the other parties. A breach of any of the covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect us.

If we cannot generate sufficient operating cash flows and obtain external financing, we may be unable to make all of our planned capital expenditures.

Our ability to fund anticipated capital expenditures depends on generating sufficient cash flows from operations and the availability of external financing. For example, we plan to spend approximately $1.2 billion over three years commencing with fiscal 2006 to construct and equip our planned flash memory manufacturing facility in Aizu-Wakamatsu, Japan, which we refer to as SP1. We expect our total capital expenditures for fiscal 2006 to be in the range of approximately $650 to $800 million. Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flows and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for our products, product mix, changes in industry conditions and market competition.

We may assess markets for external financing opportunities, including debt and equity. Such financing may not be available when needed or, if available, may not be available on satisfactory terms. Any equity financing would cause dilution to our stockholders. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we cannot generate sufficient operating cash flows or obtain external financing, we may be delayed in achieving, or may not achieve, needed manufacturing capacity, and we could be materially adversely affected.

If we are unable to timely and efficiently expand our manufacturing capacity to implement 300-millimeter wafer capacity at SP1, our business, results of operations or financial condition could be materially adversely affected.

We intend to expand our manufacturing capacity to produce approximately 15,000 to 20,000 300-millimeter wafers per month at SP1. Our goal is to have 45-nanometer 300-millimeter wafer capacity in place in fiscal 2008. We estimate that it will cost us an aggregate of approximately $1.2 billion over three years commencing with fiscal 2006 to construct and equip SP1. However, the actual cost and capacity achieved will vary depending on various factors, including available financing and future product demand. Financing for the construction of and equipment for SP1 may not be available when needed or, if available, may not be available on satisfactory terms. If we do not achieve our desired capacity at the anticipated cost, or if we cannot obtain suitable financing, we may be delayed in achieving, or may not achieve, such capacity, and we could be materially adversely affected.

The timing for implementing 300-millimeter capacity in SP1 will also depend in part on our ability to execute our plan for constructing and equipping the facility and other factors that may be beyond our control, such as delivery schedules for the required machinery and equipment and construction schedules. If we are delayed in implementing this capability or are unable to obtain foundry services at competitive rates or to timely and efficiently ramp production on 300-millimeter wafers, we will not achieve anticipated cost savings associated with this technology and our gross margins could decline. Even if we are successful in implementing this capacity, if the demand for our products is not sufficient to support the additional capacity when it becomes available, we could be materially and adversely affected.

If our cost reduction efforts are not effective, our business could be materially adversely affected.

We incurred a net loss in each of fiscal 2003, 2004 and 2005 of approximately $129 million, $20 million and $304 million, and a net loss in the first nine months of fiscal 2006 of approximately $123 million. As a result, we continue to undertake actions in an effort to significantly reduce our expenses. These actions include and have included streamlining operations, continuing to align manufacturing utilization to our level of demand, controlling increasing testing costs and working with AMD and Fujitsu to reduce costs under our service agreements with them. We cannot assure you that we will be able to achieve anticipated cost reductions. If our cost reduction efforts are unsuccessful, we may be materially adversely affected.

If we fail to successfully develop, introduce and commercialize new products and technologies or to accelerate our product development cycle, we may be materially adversely affected.

Our success depends to a significant extent on the development, qualification, production, introduction and acceptance of new product designs and improvements that provide value to Flash memory customers. We must also be able to accomplish this process at a faster pace than we currently do. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we could be materially adversely affected. For example, during the second half of fiscal 2004 and the first quarter of fiscal 2005, we experienced a delay in qualifying and introducing a new Flash memory product based on our MirrorBit technology for wireless Flash memory customers. The delay, which was due to our having to re-design the product in order to achieve higher performance specifications under all temperature conditions, contributed to lower than anticipated net sales during the second half of fiscal 2004 and the first six months of fiscal 2005 and caused us to lose market share. We began delivering a version of this product in the first quarter of fiscal 2005, and we began delivering our new, higher performance version of the product by the end of the second quarter of fiscal 2005. In addition, we continue to transition certain of our products from floating gate technology to MirrorBit technology. If we experience any substantial difficulty with this transition, we will be materially adversely affected.

The Flash memory market is highly cyclical and has experienced severe downturns that have materially adversely affected, and may in the future materially adversely affect, our business.

The Flash memory market is highly cyclical and has experienced severe downturns, often as a result of wide fluctuations in supply and demand, constant and rapid technological change, continuous new product introductions and price erosion. Our financial performance has been, and may in the future be, adversely affected by these downturns. We have incurred substantial losses in past downturns, due principally to:

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

Also, during fiscal 2005 and the first quarter of fiscal 2006, average selling prices for our products decreased. If our net sales or average selling prices decline in the future, or if these or other similar conditions continue or occur again in the future, we would likely be materially adversely affected.

Manufacturing capacity constraints may adversely affect us.

There may be situations in which our manufacturing capacity is inadequate to meet the demand for some of our products. We increasingly depend on foundry, subcontractor and similar arrangements with third parties to meet demand. Our arrangements with third-party suppliers do not necessarily include capacity guarantees. If a third-party manufacturer on which we rely does not have the capacity to deliver an adequate amount of product to meet actual demand, we may not be able to obtain the manufacturing capacity, either in our own facilities or through other third-party arrangements, to meet such demand. For example, in the first half of fiscal 2004, we were not able to meet demand for some of our lower density products for embedded Flash memory customers because in fiscal 2003 we underestimated demand for these products and were unable to install additional wafer fabrication capacity on a timely basis. We believe this adversely impacted our relationships with customers who received reduced allocations, or did not receive allocations, of our embedded products and our competitors were able to take advantage of this situation to increase their market share in the second half of fiscal 2004. During fiscal 2006, demand for certain of our products has exceeded the available supply. As a result, we have been unable to meet the demand of some of our customers for these products. This could adversely impact our relationships with customers, cause harm to our reputation in the marketplace, cause these customers to move future business to our competitors or cause us to make financial concessions to our customers. Any of these occurrences could have a material adverse effect on us. Also, in the third and fourth quarters of fiscal 2005 and the third quarter of fiscal 2006, we experienced capacity constraints for final test and assembly of some of our products. We continue to experience these constraints in the fourth quarter of fiscal 2006. While we have worked internally and with subcontractors to increase capacity to meet anticipated demand, we cannot assure you that we will not experience similar constraints in the future. These capacity constraints limit our ability to respond to rapid and short-term surges in demand for our products. If we are unable to obtain sufficient manufacturing capacity to meet anticipated demand, either in our own facilities or through foundry, subcontractor or similar arrangements with third parties, or if we are unable to obtain foundry services at competitive rates, our business may be materially adversely affected.

Our increased reliance on third-party manufacturers entails risks that could materially adversely affect us.

We currently obtain foundry services from other companies, including Taiwan Semiconductor Manufacturing Company Limited, and following the sale of our JV1 and JV2 manufacturing facilities we will also obtain foundry services from Fujitsu. We also use independent contractors to perform some of the assembly, testing and packaging of our products. Third-party manufacturers are often under no obligation to provide us with any specified minimum quantity of product. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. These manufacturers also make products for other companies, including certain of our competitors, and/or for themselves and could choose to prioritize capacity for themselves or other customers beyond any minimum guaranteed amounts, reduce deliveries to us or, in the absence of price guarantees, increase the prices they charge us on short notice, such that we may not be able to pass cost increases on to our customers. Because it could take several quarters or more to establish a relationship with a new manufacturing partner, we may be unable to secure an alternative supply for specific products in a short timeframe or at all at an acceptable cost to satisfy our production requirements. In addition, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Other risks associated with our increased dependence on third-party manufacturers include: reduced control over delivery schedules, quality assurance, manufacturing yields and cost, lack of capacity in periods of excess demand, misappropriation of our intellectual property, reduced ability to manage inventory and parts and risks associated with operating in foreign countries. If we are unable to secure sufficient or reliable suppliers of wafers or obtain the necessary assembling, testing and packaging services, our ability to meet customer demand for our products may be adversely affected, which could have a material adverse effect on us.

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

Many of our costs are fixed. Additionally, pursuant to some of our subcontractor and foundry arrangements with third parties we may incur take or pay penalties, according to which we have agreed to pay for a certain amount of product even if we do not accept delivery of all of such amount. Accordingly, during periods in which we under-utilize our manufacturing capacity as a result of reduced demand for some of our products, our costs cannot be reduced in proportion to the reduced revenues for such periods. When this occurs, our operating results are materially adversely affected.

Our business has been characterized by average selling prices that decline over relatively short time periods, which can negatively affect our results of operations unless we are able to reduce our costs or introduce new products with higher average selling prices.

Average selling prices for our products historically have declined over relatively short time periods. For example, in the first quarter of fiscal 2005, our average selling prices decreased by approximately 17 percent compared with the fourth quarter of fiscal 2004. We are unable to predict pricing conditions for any future periods. Even in the absence of downturns or oversupply in the industry, average selling prices of our products have decreased during the products’ lives, and we expect this trend to continue. When our average selling prices decline, our net sales and net income decline unless we are able to compensate by selling more units, reducing our manufacturing costs or introducing new, higher margin products with higher densities and/or advanced features. We have experienced declining average selling prices in the past, and we expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be. If our average selling prices decline, our operating results could be materially adversely affected.

Our historical financial results may not be indicative of our future performance as an independent company.

Our historical financial information does not necessarily indicate what our results of operations, financial condition or cash flows will be in the future. After our reorganization as Spansion LLC and prior to our initial public offering, we were a majority-owned subsidiary of AMD, and we sold all of our products to our sole distributors, AMD and Fujitsu, who in turn sold our products to customers worldwide. Upon our initial public offering, we became an independent company. Since that time, we have transitioned our sales processes so that we are able to sell our products directly to AMD’s former customers and customers not served solely by Fujitsu. We have also expanded our administrative functions and reduced our reliance on AMD’s provision of administrative services. Because of these significant changes, our historical financial results may not be indicative of our future financial results.

Intense competition in the Flash memory market could materially adversely affect us.

Our principal competitors in the Flash memory market are Intel Corporation, Samsung Electronics Co., Ltd., STMicroelectronics, Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation, Sharp Electronics Corp., Renesas Technology Corp., Micron Technology, Inc. and Hynix Semiconductor Inc. In the future, our principal competitors may also include IM Flash Technology, LLC, the joint venture between Intel and Micron Technology, Inc., SanDisk Corporation and msystems, Ltd. The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality, customer relationships and ability to provide value-added solutions. In particular, in the past, our competitors have aggressively priced their products in order to increase market share, which resulted in decreased average selling prices for our products in the second half of fiscal 2004 and the first quarter of fiscal 2005 and adversely impacted our results of operations. Some of our competitors, including Intel, Samsung, STMicroelectronics, Toshiba, Sharp and Renesas, are more diversified than we are and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, recent capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment. Moreover, some of our competitors are able to manufacture on 300-millimeter wafers or may choose to utilize more advanced manufacturing process technologies than we use today to offer products competitive to ours at a lower cost.

We expect competition in the market for Flash memory devices to intensify as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share. Competition also may increase if NOR memory vendors merge, if NAND memory vendors acquire NOR businesses or other NAND businesses, or if our competitors otherwise consolidate their operations. Furthermore, we face increasing competition from NAND Flash memory vendors in some portions of the integrated Flash memory market.

We also expect to face competition in new markets as a result of the introduction of our MirrorBit ORNAND- and MirrorBit Quad-based products. These products are primarily intended to allow us to compete in the data storage portion of the integrated category of the Flash memory market that might otherwise be served by NAND-based Flash memory products. We may also compete in select portions of the removable storage category of the Flash memory market that might otherwise be served by NAND-based Flash memory products. As a result, we may compete with a number of established NAND-based Flash memory vendors in serving these markets. Moreover, our MirrorBit ORNAND- and MirrorBit Quad-based products may not have the price, performance, quality and other features necessary to compete successfully in these markets.

To compete successfully, we must decrease our manufacturing costs and develop, introduce and sell products that meet the increasing demand for greater Flash memory content in mobile phones, consumer electronics and automotive applications, among other markets, at competitive prices. If we are unable to compete effectively, we could be materially adversely affected.

If we are unable to diversify our customer base, we could be materially adversely affected.

We serve our customers worldwide directly through our sales force and indirectly through our distributors, who purchase products from us and sell them to customers, either directly or through their distributors. Our customers consist of OEMs, original design manufacturers, or ODMs, and contract manufacturers. In fiscal 2005 and the first nine months of fiscal 2006, the five largest of these customers accounted for a significant portion of end sales of our products. Our business strategy is to continue to maintain and increase our market share and diversify our customer base in the integrated category of the Flash memory market. We intend to increase our sales to embedded Flash memory customers in part by expanding the number of customers who buy through our distribution channel as well as the number of customers in emerging markets. If we are unsuccessful in executing this strategy, we could be materially adversely affected.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in technology or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development for design and process technologies in an effort to design and manufacture advanced Flash memory products. For example, in the first nine months of fiscal 2006, our research and development expenses were approximately $267 million, or approximately 14 percent of our net sales. In fiscal 2005, our research and development expenses were approximately $296 million, or approximately 15 percent of our net sales.

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

Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. For example, we continuously modify our manufacturing processes in an effort to improve yields and product performance and decrease costs. We are currently transitioning to 90-nanometer process technology for the manufacture of some of our products. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. We may fail to achieve acceptable yields or may experience product delivery delays as a result of, among other things, capacity constraints, delays in the development of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, impurities or other difficulties in the manufacturing process. Any of these occurrences could adversely impact our relationships with customers, cause harm to our reputation in the marketplace, cause these customers to move future business to our competitors or cause us to make financial concessions to our customers. For example, in the third quarter of fiscal 2006, we had lower than expected yields on 12,000 raw wafers and, as a result, we were unable to meet the demand of some of our customers, including in Japan, and our revenue and gross margins were reduced.

Improving our manufacturing efficiency in future periods is dependent on our ability to:

•	develop advanced process technologies and advanced products that utilize those technologies;

•	successfully transition to 90-nanometer and more advanced process technologies;

•	continue to reduce test times;

•	ramp product and process technology improvements rapidly and effectively to commercial volumes across our facilities;

•	achieve acceptable levels of manufacturing wafer output and yields, which may decrease as we implement more advanced technologies; and

•	maintain our quality controls and rely upon the quality and process controls of our suppliers.

If we cannot adequately protect our technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, we may lose a competitive advantage and incur significant expenses.

We rely on a combination of protections provided by contracts, including confidentiality and non-disclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from third-party infringement or from misappropriation in the United States and abroad. Any patent owned or licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted under these patents or licenses may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other intellectual property rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property on a worldwide basis in a cost-effective manner. Foreign laws may provide less intellectual property protection than afforded in the United States. If we cannot adequately protect our technology or other intellectual property rights in the United States and abroad, we may be materially adversely affected.

We are party to intellectual property litigation and may become party to other intellectual property claims or litigation that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products.

From time to time, we may be notified, or third parties may bring actions against us based on allegations, that we are infringing the intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we cannot obtain a license, these parties may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products, increase the costs of selling some of our products, or cause damage to our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, would have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge or defend such claims, either of which could be expensive and time-consuming and may have a material adverse effect on us.

For example, Tessera, Inc. filed a lawsuit against us alleging that we have infringed certain of Tessera’s patents. Tessera has sought to enjoin such alleged infringement and to recover an unspecified amount of damages. In addition, Fujitsu has informed us that Texas Instruments has asserted that a number of our products infringe some of Texas Instruments’ patents. Fujitsu has also informed us that it expects us to defend and indemnify Fujitsu against Texas Instruments’ claims. Fujitsu has provided us with formal notice that they believe we have a duty to defend or indemnify Fujitsu under the terms of our distribution agreement. Since then, we and Fujitsu have been discussing the issues raised by this notice, and if Fujitsu were to terminate our distribution agreement, we could be materially adversely affected. Defending these alleged infringement claims or similar claims could be extremely expensive and time-consuming and an award of damages or an injunction could have a material adverse effect on us. We cannot assure you that litigation related to the intellectual property rights of ours or others can be avoided or will be successfully concluded.

Our inability to design and implement new enterprise-wide information systems in a timely and cost-effective manner could materially adversely affect us.

We have recently designed and are implementing our own enterprise-wide information systems. These systems have been designed to automate more fully our business processes and affect most of our functional areas including sales, finance, procurement, inventory control, collections, order processing and manufacturing. Implementation of these information systems is particularly difficult since our systems have historically been integrated into AMD’s systems and we are simultaneously undergoing a physical separation from AMD’s systems, attempting to enhance our business processes and implementing new information systems. Implementation has also required significant upgrades to our existing computer hardware and software systems. Historically, other companies have experienced substantial delays in the implementation of such information systems. Implementation of these information systems is complex, expensive and time consuming and successful implementation could be delayed or otherwise adversely affected by various factors including: (i) any failure to provide adequate training to employees; (ii) any failure to retain key members of the implementation team or to find suitable replacements for such personnel; (iii) any failure to develop and apply appropriate testing procedures that accurately reflect the demands that will be placed on these information systems following implementation; and (iv) any failure to develop and implement adequate back-up systems and procedures in the event that difficulties or delays arise during or following the implementation of these information systems.

In connection with the implementation of these information systems, we may experience functional and performance problems, including problems relating to the information systems’ response time and data integrity. In addition, resolution of any such problems could entail significant additional costs. We cannot assure you that we will be able to implement these information systems successfully or on a timely basis and in a cost-effective manner or that these information systems will not fail or prove to be unsuitable for our needs. Our inability to implement or resolve problems with these information systems in a timely and cost-effective manner could materially adversely affect us.

If essential equipment or adequate supplies of satisfactory materials are not available to manufacture our products, we could be materially adversely affected.

Our manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. We purchase equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to us or increase prices due to capacity constraints or other factors. Because the equipment that we purchase is complex, it is difficult for us to substitute one supplier for another or one piece of equipment for another. Some raw materials we use in the manufacture of our products are available from a limited number of suppliers. Our manufacturing operations also depend upon the quality and usability of the materials we use in our products, including raw materials and wafers we receive from our suppliers. For example, in the third quarter of fiscal 2006, we had lower than expected yields on 12,000 raw wafers received from one of our suppliers and our revenue and gross margins were adversely affected. If the materials we receive from our suppliers do not meet our manufacturing requirements or product specifications, we may be materially adversely affected.

We also rely on purchasing commercial memory die from third-party suppliers to incorporate these die into multi-chip package, or MCP, products. The availability of these third-party purchased commercial die is subject to market availability, and the process technology roadmaps and manufacturing capacities of our vendors. For example, our production was constrained in the first half of fiscal 2004 because of difficulties in procuring adequate supply of pseudo static RAM, or pSRAM. In addition, some of our major suppliers, including Samsung, are also our competitors. Interruption of supply from a competitor that is a supplier or otherwise or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure these materials, or if the materials we receive from our suppliers do not meet our production requirements or product specifications, we may have to reduce our manufacturing operations or our manufacturing yields may be adversely affected. Such a reduction and yield issues have in the past had and could in the future have a material adverse effect on us.

Our inability to continue to attract, retain and motivate qualified personnel could impact our business.

Our future success depends upon the continued service of numerous qualified engineering, manufacturing, marketing and executive personnel. We cannot assure you that our equity incentive plan or our employee benefit plans will be effective in motivating or retaining our employees or attracting new employees. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of key employees or executive personnel or an inability to attract, retain and motivate additional highly skilled employees could materially adversely affect us.

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

We have used the brand name of “Spansion” only since June 30, 2003. Prior to that time, all of our Flash memory products were sold under either AMD’s or Fujitsu’s brand. AMD’s and Fujitsu’s brand names are well known by Flash memory customers, suppliers and potential employees. We expend time, effort and resources to continue to establish our brand name in the marketplace. We cannot guarantee that this effort will ultimately be successful. If we are unsuccessful in continuing to establish our brand identity, we may be materially adversely affected.

Unfavorable currency exchange rate fluctuations could adversely affect us.

As a result of our foreign operations, we have sales, costs, assets and liabilities that are denominated in foreign currencies, primarily the Japanese yen. For example:

•	some of the sales of our products to Fujitsu are denominated in Japanese yen;

•	some fixed asset purchases are denominated in Japanese yen and European Union euros; and

•	some of our manufacturing costs are denominated in Japanese yen, Chinese renminbi and other foreign currencies such as the Thai baht and Malaysian ringgit.

We recently began selling directly to customers previously served by AMD, and we expect to also have sales denominated in European Union euros. As a consequence, movements in exchange rates could cause our U.S. dollar-denominated expenses to increase as a percentage of net sales, affecting our profitability and cash flows. Generally, we “hedge” only a portion of our foreign currency exchange exposure. Moreover, we determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as equipment and materials used in manufacturing. We cannot assure you that these activities will be successful in reducing our foreign exchange rate exposure. Failure to do so could have a material adverse effect on us.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters are located near major earthquake fault lines in California, and three of our four wafer fabrication facilities are located near major earthquake fault lines in Japan. In addition, our assembly and test facilities located in China, Malaysia and Thailand may be affected by tsunamis. In the event of a major earthquake, tsunami or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or other business interruptions, any of which could materially adversely affect us.

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

Our bylaws provide that for so long as AMD or Fujitsu maintains specified ownership levels in our common stock, we will not be able to take the following actions without the prior consent of AMD and/or Fujitsu, as applicable:

•	engage in or undertake any material activity unrelated to our current Flash memory business, for so long as AMD’s aggregate ownership interest in us is at least 20 percent;

•	amend the charter documents of any of our subsidiaries if such amendment would adversely and disproportionately affect AMD relative to Fujitsu, for so long as AMD’s aggregate ownership interest in us is at least 15 percent;

•	amend our certificate of incorporation or bylaws or effect any resolution to wind up Spansion Inc. or any other subsidiary, for so long as AMD’s or Fujitsu’s aggregate ownership interest in us is at least ten percent;

•

shut down operations at JV3 before April 1, 2007, any facilities of the non-manufacturing organization of our wholly owned subsidiary Spansion Japan before April 1, 2007, operations at JV1 or JV2 before April 1, 2007 without giving AMD and Fujitsu six months advance notice or operations at our assembly and test facility in Kuala Lumpur, Malaysia before April 1, 2007 without giving AMD and Fujitsu three months advance notice, for so long as AMD or Fujitsu owns any shares of any class of our common stock; or

•	reduce headcount at JV1, JV2 or JV3 by more than ten percent prior to April 1, 2007 or reduce headcount at any facilities of the non-manufacturing organization of Spansion Japan by more than 15 percent prior to April 1, 2007, for so long as AMD or Fujitsu owns any shares of any class of our common stock.

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

We currently rely on Fujitsu to act as the sole distributor of our products to customers in Japan, which in fiscal 2005 was one of our most important geographic markets. Under our distribution agreement with Fujitsu, Fujitsu has agreed to use its best efforts to promote the sale of our products in Japan and to other customers served by Fujitsu. In the event that we reasonably determine that Fujitsu’s sales performance in Japan and to those customers served by Fujitsu is not satisfactory based on specified criteria, then we have the right to require Fujitsu to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include appointing another distributor as a supplementary distributor to sell products in Japan and to customers served by Fujitsu. Pursuing these actions would be costly and disruptive to the sales of our products in Japan. If Fujitsu’s sales performance in Japan is unsatisfactory or if we are unable to successfully maintain our distribution agreement and relationship with Fujitsu as a result of its seeking indemnity from us in respect of certain infringement claims made by Texas Instruments or otherwise, and we could not timely find a suitable supplementary distributor, we would be materially adversely affected.

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

In addition, AMD relied on third-party providers to deliver our products to customers, to distribute materials for our wafer fabrication facilities and to provide some information technology services to us, including helpdesk support, desktop application services, business and software support applications, server and storage administration, data center operations, database administration and voice, video and remote access. We are no longer a beneficiary under these agreements, and have to renegotiate the terms with these suppliers or bring these capabilities in-

house. Vendors may require the payment of additional fees, which could have a material adverse effect on us.

AMD and Fujitsu may continue to use all of our intellectual property and the intellectual property they have transferred to us.

In connection with our reorganization as Spansion LLC in June 2003, AMD and Fujitsu transferred approximately 400 patents and patent applications to us. In addition, AMD and Fujitsu contributed additional patents to us at the time of our initial public offering. However, both AMD and Fujitsu have retained the rights to use any patents contributed to us for an unlimited period of time. In addition, under their respective patent cross-license agreements with us, AMD and Fujitsu have also obtained licenses to our present and future patents with effective filing dates prior to the later of June 30, 2013, or such date on which they have transferred all of their shares in us, although the scope of patents under license can be impacted by a change in control of the parties or their semiconductor groups. These licenses continue until the last to expire of the patents under license expires and provide AMD and Fujitsu with licenses to all of our present and future patents in existence through such cross-license termination date. Furthermore, we entered into an Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement with AMD and Fujitsu in connection with our reorganization as Spansion Inc. in December 2005. Pursuant to that agreement, subject to our confidentiality obligations to third parties, and only for so long as AMD’s and Fujitsu’s ownership interests in us remain above specific minimum levels, we are obligated to identify any of our technology to each of AMD and Fujitsu, and to provide copies of and training with respect to that technology to them. In addition, pursuant to this agreement we have granted a non-exclusive, perpetual, irrevocable fully paid and royalty-free license of our rights, other than patent and trademark rights, in that technology to each of AMD and Fujitsu. AMD may grant licenses under our patents, provided that these licenses are of no broader scope than, and are subject to the same terms and conditions that apply to, any license of AMD’s patents granted in connection with such license, and the recipient of such license grants to us a license of similar scope under its patents.

Under our non-competition agreement, both AMD and Fujitsu have agreed that they will not directly or indirectly engage in a business, and have agreed to divest any acquired business, that manufactures or supplies standalone semiconductor devices (including single chip, multiple chip or system devices) containing certain Flash memory, which is the business in which we primarily compete. With respect to each of AMD and Fujitsu, this non-competition restriction will last until the earlier of (i) two years from the date such stockholder’s ownership in us falls to or below five percent, or (ii) the dissolution of our company. After that time, should they ever decide to re-enter the Flash memory business, AMD or Fujitsu could use our present and future patents and technologies licensed by us to AMD and Fujitsu under the cross licenses and our Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement to compete against us. If either AMD or Fujitsu were to compete with us, we could be materially adversely affected.

Our stock price may decline as a result of sales of common stock by us, AMD or Fujitsu.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, our management team and administrative staff are required to perform additional tasks.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Our stock price may be volatile, and stockholders may lose all or part of their investment.

The market price of shares of our common stock has been volatile and may in the future be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated changes in our operating results;

•	changes in financial estimates by securities analysts;

•	fluctuations in the valuation of companies perceived to be comparable to us;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives; and

•	stock price and volume fluctuations attributable to inconsistent trading volume levels or other factors.

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

If securities or industry analysts publish negative reports about our business, the price and trading volume of our securities could decline.

The trading market for our securities depends, in part, on the research reports and ratings that securities or industry analysts or ratings agencies publish about us, our business and the Flash memory market in general. We do not have any control over these analysts or agencies. If one or more of the analysts or agencies who cover us downgrades us or our securities, the price of our securities may decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our securities or trading volume to decline.

We currently do not intend to pay dividends on our common stock and, consequently, our stockholders’ only opportunity to achieve a return on their investment is through appreciation in the price of our common stock.

We currently do not plan to pay dividends on shares of our common stock in the foreseeable future and are currently prohibited from doing so in specific circumstances under agreements governing our borrowing arrangements. The terms of our senior secured revolving credit facility limit our ability to pay cash dividends on any shares of our common stock. Furthermore, if we are in default under this credit facility, our ability to pay cash dividends will be limited in the absence of a waiver of that default or an amendment to that facility. Similar prohibitions are applicable under the indenture governing the outstanding notes issued by Spansion LLC. In addition, because we are a holding company, our ability to pay cash dividends on shares of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including the restrictions under the indenture governing the notes. Our common stock will rank junior as to payment of dividends to any series of preferred stock that we may issue in the future. Generally, unless full dividends including any cumulative dividends still owing on all outstanding shares of any preferred stock have been paid, no dividends will be declared or paid on our common stock. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates.

Any future issuance of our preferred stock could adversely affect holders of our common stock.

Our board of directors is authorized to issue shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up of our affairs, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

The use of our net operating loss carryforwards may be limited.

If we conduct an offering of our common stock, we may experience an “ownership change” as defined in the Internal Revenue Code such that our ability to utilize our federal net operating loss carryforwards of approximately $156 million as of December 25, 2005 may be limited under certain provisions of the Internal Revenue Code. As a result, we may incur greater tax liabilities than we would in the absence of such a limitation and any increased liabilities could materially adversely affect us.

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

ITEM 6.	EXHIBITS

10.62(k)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC.

10.62(l)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC.

10.62(m)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC.

10.62(n)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC.

10.72	Asset Purchase Agreement, dated as of September 28, 2006, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited.

10.73	Master Lease Agreement, dated as of September 28, 2006, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited.

10.74	Foundry Agreement, effective as of September 28, 2006, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited.

10.75	Secondment and Transfer Agreement, dated as of September 28, 2006, between Spansion Japan Limited and Fujitsu Limited.

10.76	Credit Agreement, dated as of November 1, 2006, by and among Spansion LLC, Spansion Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto.

10.77	Pledge and Security Agreement, dated as of November 1, 2006, by and among Spansion LLC, Spansion Inc., Spansion Technology Inc., Spansion International, Inc., Cerium Laboratories LLC and Bank of America, N.A., as administrative agent.

10.78	Guaranty Agreement, dated as of November 1, 2006, by Spansion Technology Inc., Spansion International, Inc. and Cerium Laboratories LLC in favor of Bank of America, N.A., as administrative agent.

10.79	Amendment No. 2 to Credit Agreement and Amendment to Security Agreement, dated as of November 1, 2006, by and among Spansion LLC, Spansion Inc., Spansion International, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: November 2, 2006	By:	/s/ Dario Sacomani
Dario Sacomani
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)