Form 10-K
period 2006-12-31
Spansion Inc.
filed 2007-02-27
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Class A Common Stock, $0.001 Par Value Per Share	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer  ☒                     Accelerated filer  ☐                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the NASDAQ Global Select Market on February 21, 2007) was approximately $759,716,882. Shares held by each executive officer, director and by each person who owns 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on February 21, 2007:

Class	Number of Shares
Class A Common Stock, $0.001 par value	134,674,603
Class B Common Stock, $0.001 par value	1
Class C Common Stock, $0.001 par value	1

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated into Part III hereof.

Spansion Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2006

PART I

ITEM 1. BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report and the following factors:

•	our ability to successfully introduce our next generation products to market in a timely manner;

•	our ability to effectively and timely achieve volume production of our next generation products;

•	our ability to accelerate our product development cycle;

•	our ability to penetrate further the integrated category of the Flash memory market with our high density products and expand the number of customers in emerging markets;

•	our ability to successfully develop and transition to the latest technologies;

•	our ability to finance, construct and equip SP1 and have 300-millimeter Flash memory wafer manufacturing capacity in fiscal 2008;

•	our ability to implement successfully our cost reduction efforts;

•	our ability to control our operating expenses, particularly our marketing, general and administrative costs;

•	our ability to design and implement new enterprise-wide information systems in a timely and cost-effective manner;

•

our ability to develop our MirrorBit ORNAND and MirrorBit Quad architectures, introduce new products based on these architectures, and to achieve customer acceptance of these products, particularly among mobile phone OEMs;

•	our ability to develop systems-level solutions that provide value to customers of our products;

•	our ability to enter new markets not traditionally served by Flash memory, for example, integrating logic functions within high density arrays of Flash memory;

•	our ability to negotiate successfully patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; and

•	our ability to complete the sale of our JV1 and JV2 facilities to Fujitsu and to transition to Fujitsu’s provision of foundry services at these facilities.

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

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

By 2003, AMD and Fujitsu desired to expand the operations of FASL to: achieve economies of scale; add additional Flash memory wafer fabrication capacity; include assembly, test, mark and pack operations; include research and development capabilities and include various marketing and administrative functions. To accomplish these goals, in 2003, AMD and Fujitsu reorganized our business as a Flash memory company called FASL LLC, later renamed Spansion LLC, by integrating the manufacturing venture with other Flash memory assets of AMD and Fujitsu. Since this reorganization, until the beginning of the second quarter of fiscal 2006, we manufactured and sold finished Flash memory devices to customers worldwide through our two sole distributors, AMD and Fujitsu. Since the beginning of the second quarter of fiscal 2006, we have sold our products directly to our customers, including customers not served solely by Fujitsu. Fujitsu acts as our sole distributor in Japan and also as a nonexclusive distributor throughout the rest of the world, other than Europe and the Americas with limited exceptions. We were reorganized from Spansion LLC into Spansion Inc., a Delaware corporation, in connection with our initial public offering in December 2005.

Our mailing address and executive offices are located at 915 DeGuigne Drive, Sunnyvale, California 94088, and our telephone number is (408) 962-2500. References in this report to “Spansion,” “we,” “us,” “our,” or the “Company” shall mean Spansion Inc. and our consolidated subsidiaries, unless the context indicates otherwise.

We post on the Investor Relations page of our Web site, www.spansion.com, a link to our filings with the SEC, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other senior finance executives, our Code of Conduct, which applies to all directors and all our employees, and the charters of our Audit, Compensation and Nominating and Corporate Governance committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, Spansion Inc., 915 DeGuigne Drive, Sunnyvale, California 94088, or emailing us at: Corporate.Secretary@spansion.com. These documents and filings are provided free of charge.

For financial information about geographic areas and for segment information with respect to sales and operating results, refer to the information set forth in Note 15 of our consolidated financial statements, beginning on page 99, below.

For a discussion of the risk factors related to our business operations, please see the sections entitled, “Cautionary Statement Regarding Forward-Looking Statements,” above, and the “Risk Factors” set forth under Item 1A below.

For fiscal 2006, our net sales were approximately $2.6 billion and our net loss was approximately $148 million, reflecting a growth in net sales of approximately 29 percent and a reduction in net loss by approximately 51 percent over fiscal 2005 net sales of approximately $2.0 billion and net loss of approximately $304 million. According to market research firm iSuppli, in the first nine months of 2006, we were the largest supplier of NOR

Flash memory, responsible for approximately 30 percent of all NOR Flash memory sales, which made us one of the largest suppliers for the overall Flash memory market, with a 12 percent market share, based on net sales. In 2005, based on iSuppli data, we were the second largest supplier of NOR Flash memory, responsible for approximately 26 percent of all NOR Flash memory sales, and we were one of the largest suppliers for the overall Flash memory market, with an 11 percent market share, based on end sales of our products.

Our Industry

Consumers are increasingly demanding access to digital content through sophisticated communications equipment, consumer electronic products and automotive electronics. People now expect to instantly access, store and interact with multimedia content, including photos, music, video and text files using such products as mobile phones, digital cameras, DVD players, digital HDTVs, set top boxes, or STBs, MP3 players, video players and automotive electronics such as navigation systems. The primary semiconductor component used to store and access this kind of digital content is Flash memory, and as a result, Flash memory has become one of the most critical components of electronic products. Most electronic products use Flash memory to store important program instructions, known as code, as well as multimedia or other digital content, known as data. Code storage allows the basic operating instructions, operating system software or program code to be retained, which allows an electronic product to function, while data storage allows digital content, such as multimedia files, to be retained. There are two major architectures of Flash memory in the market today: NOR Flash memory, which is used for code and data storage in mobile phones and primarily for code storage in consumer electronics, and NAND Flash memory, which is primarily used for data storage in removable memory applications, such as Flash memory cards and USB drives, and is increasingly being used in some high-end mobile phones and embedded applications such as MP3 players.

The Flash memory market can be divided into two major categories based on application: the integrated category, which includes wireless and embedded applications, and the removable storage category. Within the integrated category, portable, battery-powered communications applications are referred to as “wireless” and all other applications, such as consumer, industrial, telecommunications and automotive electronics, are referred to as “embedded.” Within the removable storage category, applications include Flash memory cards and USB drives. Based on iSuppli data, the wireless portion of the integrated category, which primarily consists of mobile phones, represented the largest market for NOR Flash memory in fiscal 2006.

We focus primarily on the integrated category of the Flash memory market, including the wireless and embedded portions. Our products designed for code storage applications are based on NOR Flash memory architecture and utilize either traditional floating gate technology or our MirrorBit technology. Our products designed for data storage applications are based on MirrorBit ORNAND and MirrorBit Quad architectures and also utilize our MirrorBit technology. Floating gate is the conventional technology that is used by most Flash memory companies today. MirrorBit technology is our proprietary technology that takes a fundamentally different approach from floating gate technology, with lower overall manufacturing costs and higher yields.

Sales in the wireless portion of the integrated category represented a majority of our sales in fiscal 2005 and fiscal 2006, and sales in the embedded portion of the integrated category represented the balance of our sales. We do not, at this time, sell any products in the removable storage category. Sales of MirrorBit technology-based products increased from approximately 23 percent of our total net sales in fiscal 2005 to approximately 50 percent in fiscal 2006. The remainder of our sales has been based on floating gate technology.

Products

Our current product portfolio ranges from 1 megabit to 1 gigabit with a breadth of interfaces and features. While historically our products have been based on floating gate technology, the majority of our new product designs use MirrorBit technology. Our products have traditionally been designed to support code, or combined code and data storage applications and serve the wireless and/or embedded portions of the integrated category of the Flash memory market.

Technology

Flash memory technology refers to the structure of an individual memory cell or transistor. Our products are based on two technologies, single-bit-per-cell floating gate technology and two- or more-bit-per-cell MirrorBit technology. In September 2006 we introduced MirrorBit Quad, the industry’s first four-bit-cell technology and announced products based on this technology in January 2007.

We successfully began production of our products based on 90-nanometer MirrorBit process technology in 2006 for both MirrorBit NOR and MirrorBit ORNAND products. We also announced samples of 65-nanometer MirrorBit ORNAND products in January of 2007 with plans for production in the third quarter of 2007. In addition we plan to manufacture MirrorBit products on 45-nanometer process technology in 2008.

Floating Gate Technology. Floating gate is the conventional memory cell technology that is utilized by most Flash memory companies today for both NOR and NAND products. A memory cell comprises a transistor having a source, a drain and a control gate to regulate the current flow between the source and the drain, thereby defining whether the memory cell stores a “0” bit or a “1” bit by storing charge in the cell storage medium. Floating gate is a memory cell technology in which the “floating gate” is a conductive storage medium between the control gate and the source and drain. It is referred to as a floating gate as it is electrically isolated or “floating” from the rest of the cell to ensure that stored charge does not leak away resulting in memory loss. We have created innovations in floating gate that have become industry standards, such as negative gate erase, single power supply and embedded programming algorithms, and we continue to hold a leading position in the Flash memory market with our products based on floating gate technology. Our products using floating gate technology are typically used for code storage in applications requiring very high read speeds, extreme temperatures and harsh environments such as automotive applications and for the majority of low density applications.

MirrorBit Technology. To achieve two bits per cell, and most recently four bits per cell, we developed MirrorBit technology. MirrorBit technology stores two distinct charges in a single memory cell, with each charge equivalent to one bit of data thereby at least doubling the density, or storage capacity, of each memory cell and enabling higher density products. This is made possible because MirrorBit technology stores charge in a nonconductive storage medium, silicon nitride, which eliminates the need for a floating gate, contrary to the conductive storage medium used by floating gate technology. While electrons stored in a particular location of a MirrorBit nitride cell stay in place, those stored in a floating gate diffuse, preventing the storage of more than one charge.

MirrorBit technology is the foundation for expanding our product roadmap with enhanced capabilities. For example, in September 2006 we demonstrated technology with the ability to store four bits per cell, which we refer to as MirrorBit Quad and in January 2007 we announced a family of products based on MirrorBit Quad technology. MirrorBit Quad, as with our two-bit-per-cell MirrorBit technology, stores charges in two distinct locations in a non-conducting nitride storage medium but the quantity of each charge is variable to produce the equivalent of two bits of data in each location for a total of four bits per cell. Furthermore, MirrorBit technology has the ability to efficiently integrate logic functions within high-density arrays of Flash memory which will enable us to create new types of Flash memory products not available on the market today, such as our HD-SIM product that is designed to integrate high performance processors and significant security capabilities. Also, we have leveraged our MirrorBit technology to expand our Flash memory offering into new areas such as serial interface Flash memory known as Serial Peripheral Interface, or SPI. We believe that these Flash memory innovations made possible by MirrorBit technology will enable us to expand our opportunity in the Flash memory market.

Architecture

Flash memory architecture may be defined as the connection of cells in a memory array with circuits that give access to and manage these cells for read, write and erase operations. Traditionally, customers requiring fast read performance and superior reliability have chosen a NOR architecture for program code storage as well as for combined code and data storage purposes. Flash memory customers requiring higher densities, faster write speeds and lower costs mostly for removable data storage applications have typically chosen a NAND architecture. Our products have historically implemented a NOR architecture and therefore have fast random and sequential read, fast random write and high reliability. We do not currently have products based on NAND architecture. We have instead developed a new architecture called ORNAND based on our MirrorBit technology that will draw from among some of the best attributes of both NOR and NAND architectures. We began commercial shipments of MirrorBit ORNAND-based products to customers in the second quarter of fiscal 2006.

Wireless Products

Our products for wireless applications, particularly for mobile phones, offer a combination of low power consumption with fast performance and competitive cost structure for a wide range of customer platforms and wireless applications with different interface requirements. Key wireless products include the following:

PL Family. The PL product family, with a 3-volt interface, is used for a broad range of mobile phones, from entry level, basic audio-only handsets to audio and data capable phones with higher resolution color displays. The PL family, which includes products based on floating gate and MirrorBit technology, combines a high speed page mode 3-volt interface, Simultaneous Read/Write capability and Advanced Sector Protection at 32- to 256-megabit densities for code-optimized requirements. PL products can be combined with third-party SRAM or pSRAM die to achieve Flash memory densities up to 512 megabits in a single MCP.

WS and NS Families. The WS and NS product families, with a 1.8 volt interface, are optimized for higher-end mobile phones with capabilities such as complex ring tones, enhanced color displays, higher resolution cameras and larger internal storage for multimedia content including music, videos and pictures. The WS and NS families, which include products based on floating gate and MirrorBit technology, combine a high performance burst-mode 1.8-volt interface operating at up to 108 MHz, with Simultaneous Read/Write and Advanced Sector Protection features at 64- to 512-megabit densities for code and data requirements. WS and NS products can also be combined with third-party SRAM, pSRAM or DRAM die in a single MCP that meets both code and data storage needs.

GL Family. The GL product family, with a 1.8-volt and/or 3-volt interface, enables code and data applications in low-end, mid-range and higher-end mobile phones. The GL product family, which is manufactured using MirrorBit technology, includes a page-mode interface at 32-megabit to 512-megabit densities for wireless applications providing a single scalable platform for code and data applications. GL products can be combined with third-party SRAM and pSRAM die in a single MCP that meets both code and data storage needs.

MS Family. The MS family, which includes 512-megabit and 1-gigabit density devices with a 1.8-volt interface, enables enhanced data applications in higher-end mobile phones. The MS family, which is manufactured using ORNAND architecture based on MirrorBit technology, has faster write speeds than NOR products and includes an interface similar to floating gate NAND. MS products, on their own or together with code-optimized Flash memory products such as those from the WS and NS families, can be combined with third-party low-power DRAM die to achieve Flash memory densities of up to 2 gigabits in a single MCP that meets both code and data storage needs. We began commercial shipments of our first product in the MS family in the second quarter of fiscal 2006.

Embedded Products

We offer a variety of general purpose as well as highly optimized products to serve the diverse needs of the embedded portion of the integrated category. Key embedded products include the following:

AL and GL Families. The AL and GL product families address applications where high reliability coupled with low cost are important, including consumer, networking and telecommunications. The AL product family offers densities as low as 4 megabits, supports a simpler feature set and provides a standard interface for value-focused applications, such as DVD players. The GL product family offers densities up to 1 gigabit in production and includes a page-mode interface and Advanced Sector Protection to support high performance consumer applications, such as high-end STBs and digital video recorders, or DVRs. MirrorBit technology is utilized for the GL family, while both MirrorBit and floating gate technology are utilized for the AL family.

CD Family. The CD product family addresses automotive engine and transmission control applications, which require high reliability and feature rich, high performance solutions operating over wide temperature ranges. The CD product family combines a high performance burst-mode 2.5-volt interface, with Simultaneous Read/Write and Advanced Sector Protection at 16- and 32-megabit densities. Because engine and transmission control units must withstand extreme temperatures, this family operates at up to 145°C and is available in a fully tested die-only solution for incorporation into special customer modules. We use our floating gate technology to meet the extreme operating temperature range and very high reliability requirements of automotive Flash memory customers.

FL Family. The FL product family addresses the need for continued cost reduction in applications such as personal computers and PC peripherals, for example in hard disk drives and graphics cards and in consumer applications such as DVD players and home networking. The FL family utilizes our MirrorBit technology and a Serial Peripheral Interface (SPI) with a low pin count package to provide optimal low cost solutions at densities from 4 to 64 megabits.

Development Platforms

We provide development tools and subsystems to customers of our Flash memory products that help them easily and quickly design Flash devices into their integrated products. We assist these customers in prototyping their designs with our Flash memory devices by providing the necessary hardware development tools and platforms for design, development, verification, evaluation and programming. Our goal is to streamline and simplify the design and development cycle by providing consistent and comprehensive tools to support the design and development process, from initial system bring-up to final product deployment.

For example, our Productivity, Adaptive Communication & Entertainment, or PACE development platform offers customers of our Flash memory products the benefit of utilizing our products on fully functional cell phone and PDA platforms running with multiple operating systems and with a variety of popular baseband and CPU chipsets. We believe this reference platform can remove significant design overhead and complexity from product development cycles. Additionally, PACE allows the ability to provide system tuning and optimization before final product release. PACE is used in generating benchmarks, creating reference designs, debugging software, integrating new hardware platforms and systems and prototyping next generation wireless architectures.

Together with our key partners, we created the Platform Independent Storage Module or PISMO memory interface standard. PISMO is used to create standard memory modules recommended for development platforms and we offer comprehensive support of our Flash memory products on PISMO modules. PISMO modules enable our partners and customers to significantly reduce system development and debugging time and the PISMO standard is supported by a large number of system and chipset companies. PISMO allows design and system validation of memory combinations before any Multi Chip Package or MCP is produced, allowing system design and software development to start while the final product is being manufactured. Together with our partners, we offer a comprehensive set of personal computer and embedded development environments based on PISMO.

Other examples of our development tools include Spansion USB Programmer, or SUP, and a variety of devices models. SUP is a portable Flash programmer system used to program and verify our Flash memory devices. The SUP provides basic programming and verification functions in addition to the ability to exercise our advanced Flash memory features and enhancements all through the USB port of any personal computer or laptop. Verilog, VHDL and IBIS models are also available for many of our products.

Sales and Marketing

We market and sell our products worldwide under the Spansion trademark. Since the beginning of the second quarter of fiscal 2006, we have sold our products directly to our customers, including customers not served solely by Fujitsu. Fujitsu acts as our sole distributor in Japan and also as a nonexclusive distributor throughout the rest of the world, other than Europe and the Americas with limited exceptions.

We market our products through a variety of direct and indirect channels. For wireless Flash memory customers, we focus on direct relationships with many of the top mobile phone OEMs worldwide. We supplement this effort with programs designed to support design-in of our products on reference designs, which are typically used by a broad base of wireless providers when choosing Flash memory solutions. These reference designs are produced by complementary silicon providers, such as baseband processor or controller vendors, or other independent companies. We have ongoing marketing efforts in place targeted at reference design houses to choose our Flash memory products for their reference designs. For embedded Flash memory customers, we focus our marketing efforts on providers of complementary silicon to ensure our products interoperate effectively with the most widely used components in various embedded applications.

Our marketing activities targeting customers, reference design houses and our potential partners include a combination of direct marketing activities such as trade shows, events and marketing collateral and indirect activities such as public relations and other marketing communications activities.

Customers

We serve our customers worldwide directly or through our distributors, including Fujitsu, who buy products from us and resell them to their customers, either directly or through third-party distributors of Fujitsu. Customers for our products consist of OEMs, original design manufacturers or ODMs and contract manufacturers. For fiscal 2006, fiscal 2005 and fiscal 2004, AMD accounted for approximately 13 percent, 56 percent and 54 percent of our net sales, and Fujitsu accounted for approximately 36 percent, 44 percent and 46 percent of our net sales. AMD’s sales force responsible for selling our products was transferred to us in the second quarter of fiscal 2005. In the second quarter of fiscal 2006, we began to sell directly to customers previously served by AMD. Among those customers, Nokia Corporation accounted for approximately 12 percent of our net sales in fiscal 2006. We continue to use Fujitsu as our sole distributor in Japan and as a nonexclusive distributor throughout the rest of the world, other than Europe and the Americas with limited exceptions.

Original Equipment Manufacturers

OEMs consist primarily of foreign and domestic manufacturers of mobile phones, consumer electronics, automotive electronics and networking equipment companies, selected regional accounts and customers in other target applications.

Third-Party Distributors

Our third-party distributors typically resell to OEMs, ODMs and contract manufacturers. Sales through our direct distributors are typically made pursuant to agreements that provide return rights for discontinued products or for products that are not more than twelve months older than their manufacturing date code. In addition, some of our agreements with distributors may contain standard stock rotation provisions permitting limited levels of product returns. Our distribution agreement with Fujitsu grants limited stock rotation rights to Fujitsu and allows Fujitsu to provide similar limited rights to some of its distributors. However, to date, Fujitsu has not extended these rights to its distributors.

We generally warrant that products sold to our customers and our distributors will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to specific exceptions, we offer a one-year limited warranty.

Research and Development

Research and development is critical to our success and is focused on process, product and system level development. We conduct our product and system engineering activities primarily in Sunnyvale, California and in Kawasaki, Japan with additional design and development engineering teams located in the United States, Europe and Asia. Our primary development focus is on MirrorBit products for the integrated category of the Flash memory market. We conduct our process development primarily at our SDC facility located in Sunnyvale, California, our Fab 25 facility located in Austin, Texas and our facilities in Aizu-Wakamatsu, Japan. Currently, we are developing new non-volatile memory process technologies and have announced first samples of 65-nanometer process technology and plans for development of 45-nanometer technology. In February 2007 we stopped further development of manufacturing processes on 200-millimeter at our SDC facility with all future development at the SDC now focused on 300-millimeter wafer technology at 65-nanometer process technology and beyond.

We also participate in alliances or other arrangements with external partners in the area of product technology and systems solutions to reduce the cost of development for ourselves and our Flash memory customers. Furthermore, these relationships with external partners enable us to broaden our product offerings and accelerate access to new technologies.

Our research and development expenses for fiscal 2006, fiscal 2005 and fiscal 2004 were $348 million, $296 million and $281 million, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing

We own and operate eight manufacturing facilities, of which four, Fab 25, JV1, JV2 and JV3, are wafer fabrication facilities and four are assembly and test facilities. We are beginning to equip a new wafer fabrication facility in Aizu-Wakamatsu, Japan (SP1), in which we expect to produce 300-millimeter wafers at 65- and 45-nanometer process technologies. We also have an agreement with Taiwan Semiconductor Manufacturing Company Limited to augment our internal production capacity for our 110- and 90-nanometer MirrorBit process technologies. On September 28, 2006, we agreed to sell the JV1 and JV2 wafer fabrication facilities and certain equipment, assets and inventory located at these facilities to Fujitsu for approximately $150 million plus the value of the inventory at the time of closing (the “JV1/JV2 Transaction”). Fujitsu has agreed to provide foundry services for the manufacture of our products at JV1 and JV2. We expect to close this sale in the second quarter of fiscal 2007. For more information, see “Management’s and Discussion and Analysis of Financial Condition and Results of Operations—Other Financial Matters—JV1/JV2 Transaction.”

The locations of our wafer fabrication facilities, the process technologies employed and the approximate clean room square footage are described in the table below.

Wafer Fabrication Facilities

Name/Location	Wafer Size (diameter in millimeters)	Process Technology (in nanometers)	Approximate Clean Room Square Footage
Austin, Texas
Fab 25	200	65 to 110	120,000
Aizu-Wakamatsu, Japan
JV1*	200	200 to 320	70,000
JV2*	200	200 to 230	91,000
JV3	200	110 to 170	118,000

*	We have agreed to sell JV1 and JV2 to Fujitsu. Under the terms of the related asset purchase agreement, the JV1/JV2 Transaction is scheduled to close in the second quarter of fiscal 2007.

The following table describes the location and approximate clean room square footage of our assembly and test facilities.

Assembly and Test Facilities

Location	Approximate Clean Room Square Footage
Bangkok, Thailand	78,000
Kuala Lumpur, Malaysia	71,300
Penang, Malaysia	71,000
Suzhou, China	30,250

Our manufacturing processes require many raw materials, such as silicon wafers, mold compound, substrates and various chemicals and gases, and the necessary equipment for manufacturing. We obtain these materials and equipment from a large number of suppliers located throughout the world.

Environmental Matters

Many of our facilities are located on properties or in areas with a long history of industrial activity. Prior to our reorganization in June 2003, environmental audits were conducted for each of our manufacturing facilities. The audits described various conditions customary of facilities in our industry and, in particular, noted historical soil and groundwater contamination at our Sunnyvale, California facility arising from the leakage of chlorinated solvent storage tanks that previously had been located on this property. This property is listed on the U.S. Environmental Protection Agency’s Superfund National Priorities List. AMD, as the former owner of the property, is investigating and remediating this contamination.

In connection with our June 2003 reorganization, each of AMD and Fujitsu agreed to indemnify us against losses arising out of the presence or release, prior to June 30, 2003, of hazardous substances at or from these and other sites they each contributed to us. Conversely, our subsidiary agreed to indemnify each of AMD and Fujitsu from and against liabilities arising out of events or circumstances occurring after June 30, 2003, in connection with the operation of our business. We also share some permits and facilities with AMD and Fujitsu. For example, our Aizu-Wakamatsu manufacturing facilities are located adjacent to other manufacturing facilities of Fujitsu. AMD and Fujitsu, on the one hand, and we, on the other, agreed to indemnify the other against liability arising from permit violations attributable to our respective activities. To the extent AMD and Fujitsu cannot meet their obligations under any of their indemnity agreements, or material environmental conditions arise, we may be required to incur costs to address these matters, which could have a material adverse effect on us.

We have made and will continue to make capital and other expenditures to comply with environmental laws, but we do not expect compliance with environmental requirements to result in material expenditures in the foreseeable future. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time—factors that could alter the current outlook. See “Risk Factors—We are subject to a variety of environmental laws that could result in liabilities.”

Competition

Our principal competitors are Intel Corporation, Samsung Electronics Co., Ltd., STMicroelectronics, Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation, Sharp Electronics Corp., Renesas Technology Corp., Micron Technology, Inc. and Hynix Semiconductor Inc. In the future, our principal competitors may also include SanDisk Corporation and IM Flash Technology LLC, the joint venture between Intel and Micron Technology, Inc.

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

We believe Flash memory providers must also possess the following attributes to remain competitive:

•	strong relationships with OEMs, ODMs and contract manufacturers that are acknowledged leaders within their respective industries;

•	strong market focus to identify emerging Flash memory applications;

•	leadership in research and development;

•	flexibility in manufacturing capacity and utilization so as to take advantage of industry conditions through market cycles;

•	access to the financial resources needed to maintain a highly competitive technological position;

•	the ability to establish and sustain strategic relationships and alliances with key industry participants; and

•	rapid time to market for new products, measured by the time elapsed from first conception of a new product to its commercialization.

Competitors are working on a number of new technologies, including FRAM, MRAM, polymer and phase-change based memory technologies. If successfully developed and commercialized as a viable alternative to Flash memory, these or other technologies could pose a competitive threat to a number of Flash memory companies, including us. In addition, we and some of our competitors have licensed Flash memory intellectual property associated with NROM technology from a third party. Use of this NROM intellectual property may allow these competitors to develop Flash memory technology that may compete with MirrorBit technology. To compete successfully, we must decrease our manufacturing costs and develop, introduce and sell products at competitive prices to meet the increasing demand for greater Flash memory content in mobile phones, consumer electronics, automotive and other applications.

Some of our competitors, including Intel, Samsung, STMicroelectronics, Toshiba, Sharp and Renesas, are more broadly diversified than we are and may be able to sustain lower operating margins in their Flash memory business based on profitability of their other, non-Flash memory businesses, allowing them to offer their Flash memory products at prices with which it is difficult for us to compete.

Employees

As of December 31, 2006, we had approximately 9,465 employees. Some employees of our wholly owned Japanese subsidiary, Spansion Japan, are represented by a company union.

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

Intellectual Property and Licensing

We rely on a combination of protections provided by contracts, including confidentiality and non-disclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. Our U.S. patents are potentially valid and enforceable for either 17 years from the date they were issued or 20 years from the date they were filed. Accordingly, some of our existing patents will only survive for a few more years while others will survive for approximately another 15 years. We do not believe that the expiration of any specific patent will have a material adverse effect on us. In addition, the duration of our valid and enforceable trademarks is indefinite.

AMD and Fujitsu have each contributed to us various intellectual property rights pursuant to an Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement. Under this agreement, we became owners, or joint owners with each of Fujitsu and AMD, of certain patents, patent applications, trademarks, and other intellectual property rights and technology. AMD and Fujitsu reserved rights, on a royalty-free basis, to practice the contributed patents and to license these patents to their affiliates and successors-in-interest to their semiconductor groups. AMD and Fujitsu each have the right to use the jointly-owned intellectual property for their own internal purposes and to license such intellectual property to others to the extent consistent with their non-competition obligations to us. Subject to our confidentiality obligations to third parties, and only for so long as AMD’s and Fujitsu’s ownership interests in us remain above specific minimum levels, we are obligated to identify any of our technology to each of AMD and Fujitsu, and to provide copies of and training with respect to that technology to them. In addition, we have granted a non-exclusive, perpetual, irrevocable, fully paid and royalty-free license of our rights in that technology to each of AMD and Fujitsu.

AMD may grant licenses under our patents, provided that these licenses are of no broader scope than, and are subject to the same terms and conditions that apply to, any license of AMD’s patents granted in connection with such license, and the recipient of such license grants to us a license of similar scope under its patents.

In connection with our reorganization in June 2003, we entered into separate patent cross-license agreements with each of AMD and Fujitsu in which we granted to AMD or Fujitsu, as applicable, and AMD or Fujitsu, as applicable, each granted to us, non-exclusive licenses under certain patents and patent applications of their semiconductor groups to make, have made, use, sell, offer to sell, lease, import and otherwise dispose of specific semiconductor-related products anywhere in the world. The patents and patent applications that are licensed are those with an effective filing date prior to the termination of our patent cross-license agreements. Each agreement will automatically terminate on the later of June 30, 2013 or the date AMD or Fujitsu, whichever is the other party to the agreement, sells its entire equity interest in us. Each agreement may be terminated by a party on a change in control of the other party or its semiconductor group. The licenses to patents under license at the time of the termination will survive until the last such patent expires.

Under each agreement, in cases where there is a change of control of us or the other party (AMD or Fujitsu, or each of their semiconductor groups, as applicable), the other party shall have the right to terminate the agreement (or to invoke the provisions described in this paragraph if the agreement had been previously terminated) by giving 30 days written notice within 90 days after receiving notice of the change of control. If so terminated, the rights, licenses and immunities granted under the agreement will continue solely with respect to those licensed patents that are entitled to an effective filing date that is on or before, and are licensed as of, the date of such change of control, and will continue until the expiration of the last to expire of such licensed patents. Moreover, with respect to circuit patents, which are patents (other than process patents) covering elements relating to electrical signals to achieve a particular function, the rights, licenses and immunities granted to the party undergoing the change of control are limited solely to:

•	each existing and pending product of such party as of the date of change of control;

•	each existing and pending product of the acquiring third party of such party as of the date of change of control that would have been in direct competition with products described in (i) above; and

•	successor products of products described in (i) and (ii) above provided such successor product is based substantially on the same technology.

We will continue to make royalty payments associated with licenses that survive the termination of the cross-license agreement. In fiscal 2006 and fiscal 2005, we incurred royalty expenses of approximately $6 million and $14 million to each of AMD and Fujitsu under their respective patent cross-license agreements. In fiscal 2004, we incurred royalty expenses in the amount of approximately $18 million to each of AMD and Fujitsu under these agreements. The royalty rate we pay to each of AMD and Fujitsu under our patent cross-license agreements with them was reduced from one percent of net sales of our products to 0.5 percent on October 1, 2005, and was further reduced to 0.3 percent on December 21, 2005. Following the conversion of our Class D common stock into Class A common stock immediately prior to the completion of our secondary stock offering in November 2006, the royalty rate was further reduced to 0.15 percent and will further reduce to zero percent in November 2008.

As a subsidiary of AMD up until our initial public offering, we were the beneficiary of AMD’s intellectual property arrangements with third parties, including patent cross-license agreements with other major semiconductor companies such as Intel, Motorola and IBM, and licenses from third parties for technology incorporated in our products and software used to operate our business. Since the completion of our initial public offering in December 2005, we are no longer a beneficiary under a number of these agreements. Furthermore, upon the conversion of the outstanding shares of Class D common stock into shares of Class A common stock immediately prior to the completion of our secondary stock offering in November 2006, we lost all rights as a beneficiary under most of these license agreements. As a result, we may be subject to claims that we are infringing intellectual property rights of third parties through the manufacture and sale of our products and the operation of our business. Therefore, absent negotiating our own license agreements with the third parties who own such intellectual property, we will be vulnerable to claims by such parties that our products or operations infringe such parties’ patents or other intellectual property rights.

Under our Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement with AMD and Fujitsu that we executed in December 2005, AMD agreed to enforce its applicable patents to minimize, to the extent reasonably possible, any of our losses incurred as a result of the infringement of third-party patents, provided that the details of the manner in which AMD enforces its patents, including which of its patents AMD enforces, is left to AMD’s reasonable discretion. However, as a result of the conversion of the Class D common stock immediately prior to the completion of our secondary stock offering in November 2006, AMD is no longer obligated to provide us this benefit. We will continue to attempt to negotiate our own agreements and arrangements with third parties for intellectual property and technology that is important to our business, including the intellectual property that we previously had access to through our relationship with AMD. We will also attempt to acquire new patents as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating. If the third-party benefits from an existing patent cross-license agreement with AMD, in many cases it will retain the rights that it has under that agreement even after we cease to be an AMD subsidiary, including rights to utilize the patents that AMD and Fujitsu transferred to us in connection with our reorganization as Spansion LLC in June 2003 and in connection with our initial public offering. In many cases, any such third party will also retain such rights to utilize any patents that have been issued to us or acquired by us subsequent to our reorganization and prior to our no longer being a subsidiary of AMD. Our negotiating position will therefore be impaired, because the other party will already be entitled to utilize a large number, or even all, of our patents, while we will no longer have the right to utilize that party’s patents. As a result, we may be unable to obtain access to the other party’s patent portfolio on favorable terms or at all. Similarly, with respect to licenses from third parties for technology incorporated in our products or software used to operate our business, we may not be able to negotiate prices with these third parties on terms as favorable to us as those available when we were a subsidiary of AMD because we are not able to take advantage of AMD’s size and purchasing power. These parties, and other third parties with whom AMD had no prior intellectual property arrangement, may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted. Such litigation could be extremely expensive and time-consuming. We cannot assure you that such litigation would be avoided or successfully concluded. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of our products, would have a material adverse effect on us.

As of December 31, 2006, we had 1,171 U.S. patents and 428 foreign patents as well as 580 patent applications pending in the United States. In some cases, we have filed corresponding applications in foreign jurisdictions. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. In addition, under our cross-license agreement with AMD, AMD granted us the right to use a substantial number of patents that AMD owns. Similarly, under our cross-license agreement with Fujitsu, Fujitsu also granted us the right to use a substantial number of patents that Fujitsu owns.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report. If any of the following risks occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the price of our common stock could decline, and you could lose all or part of your investment.

The demand for our products depends in large part on continued growth in the industries into which they are sold. A market decline in any of these industries, or a decline in demand for Flash memory products in these industries, would have a material adverse effect on our results of operations.

Sales of our Flash memory products are dependent to a large degree upon consumer demand for mobile phones. In fiscal 2006, wireless customers, which primarily consist of mobile phone original equipment manufacturers, or OEMs, represented the largest market for NOR Flash memory. The market research firm iSuppli projects that wireless handset NOR Flash memory will represent approximately 70 percent of all NOR Flash memory sales in 2007, excluding commercial die. In fiscal 2006 and fiscal 2005, sales to wireless Flash memory customers drove a majority of our sales.

Similarly, sales of our products targeting embedded Flash memory customers are dependent upon demand for consumer electronics such as set top boxes, or STBs, and DVD players, automotive electronics, industrial electronics such as networking equipment, personal computers and PC peripheral equipment such as printers. Sales of our products are also dependent upon the inclusion of increasing amounts of Flash memory content in some of these products. In fiscal 2006 and fiscal 2005, sales to embedded Flash memory customers drove a significant portion of our sales.

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

We have lost rights to key intellectual property arrangements because we are no longer a beneficiary of AMD’s patent cross-license agreements and other licenses, which creates a greatly increased risk of patent or other intellectual property infringement claims against us.

As a subsidiary of AMD until our initial public offering in December 2005, we were the beneficiary of AMD’s intellectual property arrangements with third parties, including patent cross-license agreements with other major semiconductor companies such as Intel, Motorola and IBM, and licenses from third parties for technology incorporated in our products and software used to operate our business. As a result of the conversion of the outstanding shares of Class D common stock into shares of Class A common stock in November 2006, we ceased to be a beneficiary under most of the remainder of these license agreements. As a result, we may be subject to claims that we are infringing intellectual property rights of third parties through the manufacture and sale of our products and the operation of our business. Therefore, absent negotiating our own license agreements with the third parties who own such intellectual property, we will be vulnerable to claims by such parties that our products or operations infringe such parties’ patents or other intellectual property rights.

We will continue to attempt to negotiate our own agreements and arrangements with third parties for intellectual property and technology that are important to our business, including the intellectual property that we previously had access to through our relationship with AMD. We will also attempt to acquire new patents as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating. If the third-party benefits from an existing patent cross-license agreement with AMD or Fujitsu, in many cases it will retain the rights that it has under that agreement, including rights to utilize the patents that AMD and Fujitsu transferred to us in connection with our reorganization as Spansion LLC in June 2003. In many cases, any such third party will also retain such rights to utilize any patents that have been issued to us or acquired by us subsequent to our reorganization and prior to our initial public offering or, in some cases, at the time of the conversion of the Class D common stock. Our negotiating position will therefore be impaired, because the other party will already be entitled to utilize a large number of our patents, while we will no longer have the right to utilize that party’s patents. As a result, we may be unable to obtain access to the other party’s patent portfolio on favorable terms or at all. Similarly, with respect to licenses from third parties for technology incorporated in our products or software used to operate our business, we may not be able to negotiate prices with these third parties on terms as favorable to us as those previously available to us because we are not able to take advantage of AMD’s size and purchasing power. These parties, and other third parties with whom AMD had no prior intellectual property arrangement, may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted. Such litigation could be extremely expensive and time-consuming. We cannot assure you that such litigation would be avoided or successfully concluded. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of our products, would have a material adverse effect on us.

A significant market shift to NAND architecture would materially adversely affect us.

Flash memory products are generally based on either NOR or NAND architecture. To date, our Flash memory products have been based on NOR architecture which are typically produced at a higher cost-per-bit than NAND-based products. We do not currently manufacture products based on NAND architecture. We have developed our MirrorBit ORNAND architecture to address certain portions of the integrated category of the Flash memory market served by NAND-based products, but we cannot be certain that our MirrorBit ORNAND-based products will satisfactorily address those market needs.

During 2004, industry sales of NAND-based Flash memory products grew at a higher rate than sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. This trend continued in 2005 and 2006 when sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the overall Flash memory market. In 2005, according to iSuppli, total sales for the Flash memory market reached approximately $18.6 billion, of which approximately 42 percent was classified as sales of NOR-based Flash memory products and approximately 58 percent was classified as sales of NAND-based Flash memory products. For the first nine months of 2006, according to iSuppli, total sales for the Flash memory market reached approximately $15.3 billion, of which approximately 41 percent was classified as sales of NOR-based Flash memory products and approximately 59 percent was classified as sales of NAND-based Flash memory products. We expect the trend of decreasing market share for NOR-based Flash memory products to continue in the future. iSuppli estimates that sales of NAND-based Flash memory products grew by approximately 62 percent from 2004 to 2005 and will grow at a 17 percent compound annual growth rate from 2005 to 2010, while sales of NOR-based Flash memory products declined by approximately 15 percent from 2004 to 2005 and will grow at a seven and a half percent compound annual growth rate from 2005 to 2010.

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

If we fail to successfully develop products based on our MirrorBit NOR, or new MirrorBit ORNAND or MirrorBit Quad architectures, or if there is a lack of market acceptance of these products, our future operating results would be materially adversely affected.

We are positioning ourselves to address the increasing demand for higher density data optimized Flash memory by offering products based on our new MirrorBit ORNAND and MirrorBit Quad architectures. The success of these architectures requires that we timely and cost effectively develop, manufacture and market products based on these architectures that are competitive with floating gate NAND-based Flash memory products. We began commercial shipments of MirrorBit ORNAND-based products in the second quarter of fiscal 2006 and announced MirrorBit Quad-based family of products in January 2007. However, if we fail to develop and commercialize these products and additional products based on these architectures on a timely basis, our future operating results would be materially adversely affected. Furthermore, if market acceptance of products based on our MirrorBit technology occurs at a slower rate than we anticipate, our ability to compete will be reduced, and we would be materially adversely affected. If we do not achieve market acceptance of these products or subsequent MirrorBit products, our future operating results would be materially adversely affected.

The loss of a significant customer or a reduction in demand for our Flash memory products from a significant customer in the mobile phone market could have a material adverse effect on us.

Sales of our products are dependent to a large extent on demand for mobile phones. Historically, a small number of wireless Flash memory customers have driven a substantial portion of our net sales. If one of these customers decided to stop buying our Flash memory products, or if one of these customers were materially to reduce its operations or its demand for our products, we could be materially adversely affected. For example, in the fourth quarter of fiscal 2006 we were materially adversely affected by the reduced demand by certain customers for our custom high density NOR-based Flash memory solutions used in mid-range wireless handsets.

We have a substantial amount of indebtedness which could adversely affect our financial position.

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. As of December 31, 2006, we had an aggregate principal amount of approximately $1,118 million in outstanding debt.

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

In addition, our $500 million senior secured term loan facility and the indenture governing Spansion LLC’s $250 million principal amount of 11.25% Senior Notes due 2016 impose substantially similar restrictions and covenants on us which could limit our ability to respond to market conditions, make capital investments or take advantage of business opportunities. Moreover, the Senior Notes bear a higher rate of interest than our bank debt, which will adversely affect our results of operations.

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

As of December 31, 2006, we were in compliance with the financial covenants under our debt instruments. However, we cannot assure you that in the future we will be able to satisfy the covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. For example, as of December 25, 2005, Spansion Japan was not in compliance with certain financial covenants under its debt instruments but obtained waivers from the other parties. A breach of any of the covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect us.

If we cannot generate sufficient operating cash flows and obtain external financing, we may be unable to make all of our planned capital expenditures.

Our ability to fund anticipated capital expenditures depends on generating sufficient cash flows from operations and the availability of external financing. We expect our total capital expenditures for fiscal 2007 to be approximately $1.0 billion. Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flows and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for our products, product mix, changes in industry conditions and market competition.

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

We intend to expand our manufacturing capacity to produce approximately 15,000 to 20,000 300-millimeter wafers per month at our planned flash memory manufacturing facility in Aizu-Wakamatsu, Japan, which we refer to as SP1. Our goal is to have 65-nanometer process technology on 300-millimeter wafer capacity in place in late 2007, and 45-nanometer process technology on 300-millimeter wafer capacity in place in early fiscal 2008. In fiscal 2006 we commenced a plan to spend approximately $1.2 billion over three years to construct and equip our planned flash memory manufacturing facility in Aizu-Wakamatsu, Japan, which we refer to as SP1. However, the actual cost and capacity achieved will vary depending on various factors, including available financing and future product demand. Financing for the construction of and equipment for SP1 may not be available when needed or, if available, may not be available on satisfactory terms. If we do not achieve our desired capacity at the anticipated cost, or if we cannot obtain suitable financing, we may be delayed in achieving, or may not achieve, such capacity, and we could be materially adversely affected.

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

We incurred a net loss in each of fiscal 2006, 2005 and 2004 of approximately $148 million, $304 million and $20 million, respectively. As a result, we continue to undertake actions in an effort to significantly reduce our expenses. These actions include and have included streamlining operations, continuing to align manufacturing utilization to our level of demand, controlling increasing testing costs and working with AMD and Fujitsu to reduce costs under our service agreements with them. We cannot assure you that we will be able to achieve anticipated cost reductions. If our cost reduction efforts are unsuccessful, we may be materially adversely affected.

If we fail to successfully develop, introduce and commercialize new products and technologies or to accelerate our product development cycle, we may be materially adversely affected.

Our success depends to a significant extent on the development, qualification, production, introduction and acceptance of new product designs and improvements that provide value to Flash memory customers. We must also be able to accomplish this process at a faster pace than we currently do. For example, we introduced products on 90-nanometer process technology in 2006 and plan to be in production on 65-nanometer process technology in 2007 and in production on 45-nanometer process technology in 2008. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we could be materially adversely affected. For example, during the second half of fiscal 2004 and the first quarter of fiscal 2005, we experienced a delay in qualifying and introducing a new Flash memory product based on our MirrorBit technology for wireless Flash memory customers. The delay, which was due to our having to re-design the product in order to achieve higher performance specifications under all temperature conditions, contributed to lower than anticipated net sales during the second half of fiscal 2004 and the first six months of fiscal 2005 and caused us to lose market share. We began delivering a version of this product in the first quarter of fiscal 2005, and we began delivering our new, higher performance version of the product by the end of the second quarter of fiscal 2005. In addition, we continue to transition certain of our products from floating gate technology to MirrorBit technology. If we experience any substantial difficulty with this transition, we will be materially adversely affected.

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

There may be situations in which our manufacturing capacity is inadequate to meet the demand for some of our products. We increasingly depend on foundry, subcontractor and similar arrangements with third parties to meet demand. Our arrangements with third-party suppliers do not necessarily include capacity guarantees. If a third-party manufacturer on which we rely does not have the capacity to deliver an adequate amount of product to meet actual demand, we may not be able to obtain the manufacturing capacity, either in our own facilities or through other third-party arrangements, to meet such demand. During fiscal 2006, demand for certain of our products exceeded the available supply. As a result, we were unable to meet the demand of some of our customers for these products. This could adversely impact our relationships with customers, cause harm to our reputation in the marketplace, cause these customers to move future business to our competitors or cause us to make financial concessions to our customers. Any of these occurrences could have a material adverse effect on us. Also, in the third and fourth quarters of fiscal 2005 and the third quarter of fiscal 2006, we experienced capacity constraints for final test and assembly of some of our products. These constraints continued into the fourth quarter of fiscal 2006. While we have worked internally and with subcontractors to increase capacity to meet anticipated demand, we cannot assure you that we will not experience similar constraints in the future. These capacity constraints limit our ability to respond to rapid and short-term surges or changes in demand for our products. If we are unable to obtain sufficient manufacturing capacity to meet anticipated demand, either in our own facilities or through foundry, subcontractor or similar arrangements with third parties, or if we are unable to obtain foundry services at competitive rates, our business may be materially adversely affected.

Our increased reliance on third-party manufacturers entails risks that could materially adversely affect us.

We currently obtain foundry services from other companies, including Taiwan Semiconductor Manufacturing Company Limited, and following the sale of our JV1 and JV2 manufacturing facilities we will also obtain foundry services from Fujitsu. We also use independent contractors to perform some of the assembly, testing and packaging of our products. Third-party manufacturers are often under no obligation to provide us with any specified minimum quantity of product. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. These manufacturers also make products for other companies, including certain of our competitors, and/or for themselves and could choose to prioritize capacity for themselves or other customers beyond any minimum guaranteed amounts, reduce deliveries to us or, in the absence of price guarantees, increase the prices they charge us on short notice, such that we may not be able to pass cost increases on to our customers. Because it could take several quarters or more to establish a relationship with a new manufacturing partner, we may be unable to secure an alternative supply for specific products in a short timeframe or at all at an acceptable cost to satisfy our production requirements. In addition, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Other risks associated with our increased dependence on third-party manufacturers include: their ability to adapt to our proprietary technology, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, lack of capacity in periods of excess demand, misappropriation of our intellectual property, reduced ability to manage inventory and parts and risks associated with operating in foreign countries. If we are unable to secure sufficient or reliable suppliers of wafers or obtain the necessary assembling, testing and packaging services, our ability to meet customer demand for our products may be adversely affected, which could have a material adverse effect on us.

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

Many of our costs are fixed. Additionally, pursuant to some of our subcontractor and foundry arrangements with third parties we may incur and pay penalties, according to which we have agreed to pay for a certain amount of product even if we do not accept delivery of all of such amount. Accordingly, during periods in which we under-utilize our manufacturing capacity as a result of reduced demand for some of our products, our costs cannot be reduced in proportion to the reduced revenues for such periods. When this occurs, our operating results are materially adversely affected.

Our business has been characterized by average selling prices that decline over relatively short time periods, which can negatively affect our results of operations unless we are able to reduce our costs or introduce new products with higher average selling prices.

Average selling prices for our products historically have declined over relatively short time periods. For example, in the first quarter of fiscal 2005, our average selling prices decreased by approximately 17 percent compared with the fourth quarter of fiscal 2004. We are unable to predict pricing conditions for any future periods. Even in the absence of downturns or oversupply in the industry, average selling prices of our products have decreased during the products’ lives, and we expect this trend to continue. When our average selling prices decline, our net sales and net income decline unless we are able to compensate by selling more units, reducing our manufacturing costs or introducing new, higher margin products with higher densities and/or advanced features. We have experienced declining average selling prices in the past, and we expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be. If our average selling prices decline, our operating results could be materially adversely affected. In addition, average selling prices for our products may also be adversely affected by a significant decline in the price for NAND products. Such a decline may result in downward price pressure in the overall Flash memory market, which would adversely affect us.

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

Our principal competitors in the Flash memory market are Intel Corporation, Samsung Electronics Co., Ltd., STMicroelectronics, Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation, Sharp Electronics Corp., Renesas Technology Corp., Micron Technology, Inc. and Hynix Semiconductor Inc. In the future, our principal competitors may also include SanDisk Corporation and IM Flash Technology, LLC, the joint venture between Intel and Micron Technology, Inc. The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality, customer relationships and ability to provide value-added solutions. In particular, in the past, our competitors have aggressively priced their products in order to increase market share, which resulted in decreased average selling prices for our products in the second half of fiscal 2004 and the first quarter of fiscal 2005 and adversely impacted our results of operations. Some of our competitors, including Intel, Samsung, STMicroelectronics, Toshiba, Sharp and Renesas, are more diversified than we are and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, recent capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment. Moreover, some of our competitors are able to manufacture on 300-millimeter wafers or may choose to utilize more advanced manufacturing process technologies than we use today to offer products competitive to ours at a lower cost.

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

We also expect to face competition as we address new applications with the introduction of our MirrorBit ORNAND- and MirrorBit Quad-based products. These products are intended to allow us to compete in the data storage portion of the integrated category and select portions of the removable category of the Flash memory market that might otherwise be served by NAND-based Flash memory products or other non-volatile storage technologies such as ROM or optical discs. As a result, we may compete with a number of established NAND-based Flash memory vendors and other incumbent suppliers of alternative technology in marketing and selling these products. Moreover, our MirrorBit ORNAND- and MirrorBit Quad-based products may not have the price, performance, quality and other features necessary to compete successfully for these applications.

To compete successfully, we must decrease our manufacturing costs and develop, introduce and sell products at competitive prices that meet the increasing demand for greater Flash memory content in mobile phones, consumer electronics, automotive and other applications. If we are unable to compete effectively, we could be materially adversely affected.

If we are unable to diversify our customer base, we could be materially adversely affected.

We serve our customers worldwide directly through our sales force and indirectly through our distributors, who purchase products from us and sell them to customers, either directly or through their distributors. Our customers consist of OEMs, original design manufacturers, or ODMs, and contract manufacturers. In fiscal 2005 and fiscal 2006, the five largest of these customers accounted for a significant portion of end sales of our products. Our business strategy is to continue to maintain and increase our market share, diversify our customer base in the integrated category of the Flash memory market, and enter new markets enabled by our MirrorBit technology. We cannot assure you that we will be successful in implementing this strategy, and if we are unsuccessful, we could be materially adversely affected. For example, in the fourth quarter of fiscal 2006 we were materially adversely affected by the reduced customer demand for some of our custom high density NOR-based Flash memory solutions used in mid-range wireless handsets. We intend to increase our sales to embedded Flash memory customers in part by expanding the number of customers who buy through our distribution channel as well as the number of customers in emerging markets and by developing new markets for our products. If we are unsuccessful in executing this strategy, we could be materially adversely affected.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in technology or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development for design and process technologies in an effort to design and manufacture advanced Flash memory products. For example, in fiscal 2006, our research and development expenses were approximately $348 million, or approximately 13 percent of our net sales. In fiscal 2005, our research and development expenses were approximately $296 million, or approximately 15 percent of our net sales.

Currently, we are developing new non-volatile memory process technologies, including 65-nanometer and 45-nanometer process technologies. Our SDC facility is developing manufacturing process technologies on 300-millimeter wafers. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive, which could materially adversely affect us. Further, we cannot assure you that our investments in research and development will result in increased sales or competitive advantage, which could adversely affect our operating results.

Unless we maintain manufacturing efficiency, our future profitability could be materially adversely affected.

The Flash memory industry is characterized by rapid technological changes. For example, new manufacturing process technologies using smaller feature sizes and offering better performance characteristics are generally introduced every one to two years. The introduction of new manufacturing process technologies allows us to increase the functionality of our products while at the same time optimizing performance parameters, decreasing power consumption and/or increasing storage capacity. In addition, the reduction of feature sizes enables us to produce smaller chips offering the same functionality and thereby considerably reduces the costs per bit. In order to remain competitive, it is essential that we secure the capabilities to develop and qualify new manufacturing process technologies. For example, our leading Flash memory products must be manufactured at 65-nanometer and more advanced process technologies and on 300-millimeter wafers. If we are delayed in transitioning to these technologies and other future technologies, we could be materially adversely affected.

Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. For example, we continuously modify our manufacturing processes in an effort to improve yields and product performance and decrease costs. We are continuing to transition products to 90-nanometer process technology and developing the 65-nanometer process technology for the manufacture of some of our products. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. We may fail to achieve acceptable yields or may experience product delivery delays as a result of, among other things, capacity constraints, delays in the development of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, impurities or other difficulties in the manufacturing process. Any of these occurrences could adversely impact our relationships with customers, cause harm to our reputation in the marketplace, cause these customers to move future business to our competitors or cause us to make financial concessions to our customers. For example, in the third quarter of fiscal 2006, we had lower than expected yields on 12,000 raw wafers and, as a result, we were unable to meet the demand of some of our customers, including in Japan, and our revenue and gross margins were reduced.

Improving our manufacturing efficiency in future periods is dependent on our ability to:

•	develop advanced process technologies and advanced products that utilize those technologies;

•	successfully transition to 65-nanometer and more advanced process technologies;

•	continue to reduce test times;

•	ramp product and process technology improvements rapidly and effectively to commercial volumes across our facilities;

•	achieve acceptable levels of manufacturing wafer output and yields, which may decrease as we implement more advanced technologies; and

•	maintain our quality controls and rely upon the quality and process controls of our suppliers.

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

We provide indemnities relating to non-infringement of patents and other intellectual property indemnities to certain of our customers in connection with the delivery, design, manufacture and sale of our products. From time to time, we may be notified, or third parties may bring actions against us based on allegations, that we are infringing the intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we cannot obtain a license, these parties may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products, increase the costs of selling some of our products, or cause damage to our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, would have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge or defend such claims, either of which could be expensive and time-consuming and may have a material adverse effect on us.

For example, Tessera, Inc. filed a lawsuit against us alleging that we have infringed certain of Tessera’s patents. Tessera has sought to enjoin such alleged infringement and to recover an unspecified amount of damages. In addition, Fujitsu has informed us that Texas Instruments has asserted that a number of our products infringe some of Texas Instruments’ patents. Fujitsu has also informed us that it expects us to defend and indemnify Fujitsu against Texas Instruments’ claims. Fujitsu has provided us with formal notice that they believe we have a duty to defend or indemnify Fujitsu under the terms of our distribution agreement. Since then, we and Fujitsu have been discussing the issues raised by this notice, and if Fujitsu were to terminate our distribution agreement, we could be materially adversely affected. Defending these alleged infringement claims and similar claims could be extremely expensive and time-consuming and an award of damages or an injunction could have a material adverse effect on us. We cannot assure you that litigation related to the intellectual property rights of ours or others can be avoided or will be successfully concluded.

Our inability to design and implement new enterprise-wide information systems in a timely and cost-effective manner could materially adversely affect us.

We recently completed our physical separation from AMD’s information systems, and are continuing to design and implement our own enterprise-wide information systems. These systems have been designed to automate more fully our business processes and affect most of our functional areas including sales, finance, procurement, inventory control, collections, order processing and manufacturing. Implementation of information systems is particularly difficult since our systems have historically been integrated into AMD’s systems. Implementation has also required significant upgrades and enhancements to our existing computer hardware and software systems. Historically, other companies have experienced substantial delays in the implementation of such information systems. Implementation of these information systems is complex, expensive and time consuming and successful implementation could be delayed or otherwise adversely affected by various factors including: (i) any failure to provide adequate training to employees; (ii) any failure to retain key members of the implementation team or to find suitable replacements for such personnel; (iii) any failure to develop and apply appropriate testing procedures that accurately reflect the demands that will be placed on these information systems following implementation; and (iv) any failure to develop and implement adequate back-up systems and procedures in the event that difficulties or delays arise during or following the implementation of these information systems.

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

We also rely on purchasing commercial memory die from third-party suppliers to incorporate these die into multi-chip package, or MCP, products. The availability of these third-party purchased commercial die is subject to market availability, and the process technology roadmaps and manufacturing capacities of our vendors. For example, our production was constrained in the first half of fiscal 2004 because of difficulties in procuring adequate supply of pseudo static RAM, or pSRAM. In addition, some of our major suppliers, including Samsung, are also our competitors. Interruption of supply from a competitor that is a supplier or otherwise or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure these materials, or if the materials we receive from our suppliers do not meet our production requirements or product specifications, we may have to reduce our manufacturing operations or our manufacturing yields may be adversely affected. Such a reduction and yield issues has in the past and could in the future have a material adverse effect on us.

Our inability to continue to attract, retain and motivate qualified personnel could impact our business.

Our future success depends upon the continued service of numerous qualified engineering, manufacturing, marketing, sales and executive personnel. We cannot assure you that our equity incentive plan or our employee benefit plans will be effective in motivating or retaining our employees or attracting new employees. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of key employees or executive personnel or an inability to attract, retain and motivate additional highly skilled employees could materially adversely affect us.

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

We have used the brand name of “Spansion” since June 2003. Prior to that time, all of our Flash memory products were sold under either AMD’s or Fujitsu’s brand. AMD’s and Fujitsu’s brand names are well known by Flash memory customers, suppliers and potential employees. We expend time, effort and resources to continue to establish our brand name in the marketplace. We cannot assure you that this effort will ultimately be successful. If we are unsuccessful in continuing to establish our brand identity, we may be materially adversely affected.

Unfavorable currency exchange rate fluctuations could adversely affect us.

As a result of our foreign operations, we have sales, expenses, assets and liabilities that are denominated in Japanese yen and other foreign currencies. For example,

•	some of our manufacturing costs are denominated in Japanese yen, Chinese renminbi, and other foreign currencies such as the Thai baht and Malaysian ringgit;

•	sales of our products to Fujitsu are denominated in both US dollars and Japanese yen; and

•	some fixed asset purchases are denominated in Japanese yen and European Union euros.

Consequently, movements in exchange rates could cause our net sales and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on our operating results and on the cost of capital asset acquisitions. We do not use these contracts for speculative or trading purposes. We cannot assure you that these activities will be successful in reducing our foreign currency exchange rate exposure. Failure to do so could have a material adverse effect on us.

Worldwide economic and political conditions may adversely affect demand for our products.

Worldwide economic conditions may adversely affect demand for our products. For example, China’s economy has been growing at a fast pace over the past several years, and the Chinese government introduced various measures to slow down the pace of economic growth. We believe some of these measures negatively impacted demand for our Flash memory products in the second half of fiscal 2004. A decline in economic conditions in China could lead to declining worldwide economic conditions. If economic conditions decline, whether in China, another country or worldwide, we could be materially adversely affected.

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

Our properties and many aspects of our business operations are subject to various domestic and international environmental laws and regulations, including those relating to materials used in our products and manufacturing processes; chemical use and handling; waste minimization; discharge of pollutants into the environment; the treatment, transport, storage and disposal of solid and hazardous wastes; and remediation of contamination. Certain of these laws and regulations require us to obtain permits for our operations, including permits related to the discharge of air pollutants and wastewater. From time to time, our facilities are subject to investigation by governmental regulators. Environmental compliance obligations and liability risks are inherent in many of our manufacturing and other activities. Any failure to comply with applicable environmental laws, regulations or permits may subject us to a range of consequences, including fines, suspension of production, alteration of manufacturing processes, sales limitations, and criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at or under our facilities, or for other environmental or natural resource damage.

Certain environmental laws, including the U.S. Comprehensive, Environmental Response, Compensation and Liability Act of 1980, or the “Superfund” Act, impose joint and several liability on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and costs related to damages to natural resources. Liability can attach even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. These environmental laws also can result in liability for persons, like us, who arrange for hazardous substances to be sent to disposal or treatment facilities, in the event such facilities are found to be contaminated. Such persons can be responsible for cleanup costs at a disposal or treatment facility, even if they never owned or operated the contaminated facility. One property where we currently conduct research and development operations is listed on the U.S. Environmental Protection Agency’s Superfund National Priorities List. However, other parties currently are responsible for all investigation, cleanup and remediation activities. Although we have not been named a responsible party at this site, if we were so named, costs associated with the cleanup of the site could have material adverse effect upon us.

We have not been named a responsible party at any Superfund or other contaminated site. If we were ever so named, costs associated with the cleanup of the site could be material. Additionally, contamination that has not yet been identified could exist at one or more of our facilities, and identification of such contamination could have a material adverse effect on us.

Our business is subject to complex and dynamic environmental regulatory schemes. While we have budgeted for reasonably foreseeable environmental expenditures, we cannot assure you that environmental laws will not change or become more stringent in the future. Future environmental regulations could require us to procure expensive pollution abatement or remediation equipment; to modify product designs; or to incur other expenses associated with compliance with such regulations. For example, the European Union and China recently began imposing stricter requirements regarding reduced lead content in semiconductor packaging. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, or liabilities arising from past or future releases of, or exposure to, hazardous substances, will not have a material adverse effect on our business.

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

•

amend our certificate of incorporation or bylaws or effect any resolution to wind up Spansion Inc. or any other subsidiary, for so long as AMD’s or Fujitsu’s aggregate ownership interest in us is at least 10 percent;

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

AMD and Fujitsu are our two largest stockholders. AMD has the right to elect one member to our board of directors. Fujitsu has the right to elect one member to our board of directors. Each stockholder’s ability to elect directors is subject to reduction based on the amount of our common stock that they own and this right terminates when their ownership in us falls below ten percent.

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

We currently rely on Fujitsu to act as the sole distributor of our products to customers in Japan, which in fiscal 2006 was one of our most important geographic markets. Under our distribution agreement with Fujitsu, Fujitsu has agreed to use its best efforts to promote the sale of our products in Japan and to other customers served by Fujitsu. In the event that we reasonably determine that Fujitsu’s sales performance in Japan and to those customers served by Fujitsu is not satisfactory based on specified criteria, then we have the right to require Fujitsu to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include appointing another distributor as a supplementary distributor to sell products in Japan and to customers served by Fujitsu. Pursuing these actions would be costly and disruptive to the sales of our products in Japan. If Fujitsu’s sales performance in Japan is unsatisfactory or if we are unable to successfully maintain our distribution agreement and relationship with Fujitsu, as a result of its seeking indemnity from us in respect of certain infringement claims made by Texas Instruments or otherwise, and we can not timely find a suitable supplementary distributor, we would be materially adversely affected.

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

Our reorganization in 2003 was the commencement of AMD’s and Fujitsu’s respective divestures of their Flash memory businesses. Since that time, our activities as an independent company, including our initial public offering in December 2005 and our secondary stock offering in November 2006, have been vehicles by which AMD and Fujitsu further reduced their holdings in us. Recently, AMD began selling a large number of our shares in the public market under Rule 144, and we expect them to continue their divesture. Sales of substantial amounts of our common stock, or the possibility of such sales, could adversely affect the market price of our common stock and impede our ability to raise capital through the issuance of additional equity securities. Subject to any applicable U.S. federal and state securities laws, AMD and Fujitsu may begin to sell shares of our common stock that they beneficially own. In addition, we could also issue and sell additional shares of our common stock. For example, AMD recently sold a large number of our shares. We cannot predict with any certainty the effects of such sales, however, any further sale by AMD, or a sale by Fujitsu or us of our common stock in the public market, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock.

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

If we conduct an offering of our common stock, we may experience an “ownership change” as defined in the Internal Revenue Code such that our ability to utilize our federal net operating loss carryforwards of approximately $241 million as of December 31, 2006 may be limited under certain provisions of the Internal Revenue Code. As a result, we may incur greater tax liabilities than we would in the absence of such a limitation and any increased liabilities could materially adversely affect us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal engineering, manufacturing and administrative facilities comprise approximately 5.5 million square feet and are located in the United States, France, Japan, Korea, Malaysia, Thailand and China. Over 5.1 million square feet of this space is in buildings we own. The remainder of this space is leased. We lease from Fujitsu approximately 2.0 million square feet of land in Aizu-Wakamatsu, Japan for our wafer fabs including the land upon which JV1 and JV2 and JV3 and SP1 are located and we lease office space in Aichi, Japan from a subsidiary of Fujitsu, Fujitsu VLSI. We lease approximately 635,000 square feet of land in Suzhou, China for our assembly and test facility. Our Fab 25 facility in Austin, Texas and our facility in Sunnyvale, California are encumbered by liens securing our senior secured term loan facility and our senior secured revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

Our facility leases have terms of generally one to five years. We currently do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy or replacing them with equivalent facilities. Our land lease in Aizu-Wakamatsu expires in 2033 and the land lease relating to JV1 and JV2 will be terminated at the effective time of the JV1/JV2 Transaction.

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

From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of business. As of December 31, 2006, we were not subject to any litigation or claims that we believe will have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of costs, diversion of management resources and other factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our Class A Common Stock has been traded on The Nasdaq Global Select Market under the symbol “SPSN” since December 15, 2005. Our Class A Common Stock had a high trading price of $14.37 and low trading price of $12.00 per share for the period between December 15, 2005 and December 25, 2005, as reported by The Nasdaq Global Select Market. The following table sets forth the high and low per shares sales prices for our Class A Common Stock since the beginning of fiscal year 2006 as reported on the Nasdaq Global Select Market.

	High	Low
Fiscal Year Ended December 31, 2006
Fourth Quarter	17.94	13.35
Third Quarter	18.50	13.18
Second Quarter	18.59	12.90
First Quarter	16.19	12.31

As of February 21, 2007, there were approximately seven holders of record of our Class A Common Stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these recordholders.

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

Our fiscal year ended March 31, 2003 began April 1, 2002 and included 52 weeks. In connection with our reorganization effective June 30, 2003, we adopted a fiscal year ending the last Sunday of December. Fiscal 2003 was therefore a transition year beginning April 1, 2003 and ending December 28, 2003, during which we operated as FASL for the initial three months and as Spansion LLC for the final six months. Fiscal 2003 included approximately 39 weeks. Fiscal 2004 and fiscal 2005 included 52 weeks each. Fiscal 2006 included 53 weeks.

	Year Ended Dec. 31, 2006	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004	Nine Months Ended Dec. 28, 2003	Year Ended Mar. 31, 2003
	(in thousands, except per share amounts)
Statement of Operations Data(1):
Net sales	$1,310,479	$—	$—	$—	$—
Net sales to related parties/members	1,268,795	2,002,805	2,262,227	1,193,212	961,950
Cost of sales	2,066,642	1,809,929	1,840,862	1,086,030	921,924

Gross profit	512,632	192,876	421,365	107,182	40,026
Other expenses:
Research and development	347,740	295,849	280,954	146,947	—
Marketing, general and administrative	255,648	181,910	137,159	74,200	4,811

Operating income (loss)	(90,756)	(284,883)	3,252	(113,965)	35,215
Interest and other income (expense), net	11,681	3,173	3,198	1,335	(202)
Interest expense	(70,903)	(45,032)	(40,165)	(20,733)	(1,867)

Income (loss) before income taxes	(149,978)	(326,742)	(33,715)	(133,363)	33,146
Provision (benefit) for income taxes	(2,215)	(22,626)	(14,013)	(4,420)	12,169

Net income (loss)	$(147,763)	$(304,116)	$(19,702)	$(128,943)	$20,977

Net income (loss) per common share

Basic and diluted(2)	$(1.15)	$(4.15)	$(0.27)	$(1.78)	$0.29

Shares used in per share calculation:

Basic and diluted(2)	128,965	73,311	72,549	72,549	72,549

	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003	Mar. 31, 2003
Balance Sheet Data(3):
Cash, cash equivalents and marketable securities	$885,769	$725,816	$196,138	$329,544	$25
Working capital (deficit)	1,085,027	881,902	359,420	640,184	(110,741)
Total assets	3,549,717	3,301,965	2,919,515	3,125,623	1,273,072
Long-term debt and capital lease obligations, including current portion, and notes payable to banks under revolving loans	1,118,047	759,613	773,597	899,684	152,704
Total stockholders’ equity/members’ capital	1,845,760	1,921,977	1,647,207	1,657,595	808,600

(1)	As discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we began producing and selling finished Flash memory devices effective June 30, 2003, which significantly affected our operating results as compared to earlier periods when we solely produced and sold Flash memory wafers.

(2)	Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares, as their effect is antidilutive. The potential common shares that were antidilutive for fiscal 2006 and fiscal 2005 were approximately 16.8 million and 5.5 million shares, respectively, issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon conversion of Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures.
(3)	As discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of June 30, 2003 AMD and Fujitsu had transferred their Flash memory business assets to us so that we could begin producing and selling finished Flash memory devices, which significantly affected our net assets as compared to earlier periods when we solely produced and sold Flash memory wafers.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of December 31, 2006 and December 25, 2005 and for the fiscal years ended December 31, 2006, December 25, 2005 and December 26, 2004, which are included in this annual report.

Overview

We are one of the largest Flash memory providers and the largest company in the world exclusively dedicated to designing, developing, manufacturing, marketing and selling Flash memory solutions, a critical semiconductor element of nearly every electronic product and one of the fastest growing segments of the semiconductor industry. Our Flash memory is integrated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, personal computers and PC peripherals. Our Flash memory solutions are incorporated in products from original equipment manufacturers, or OEMs, in each of these applications, including all of the top ten mobile phone OEMs, all of the top ten consumer electronics OEMs and all of the top ten automotive electronics OEMs. We operate four Flash memory wafer fabrication facilities, or fabs, four assembly and test sites and a development fab, known as our Submicron Development Center, or SDC. We are headquartered in Sunnyvale, California.

For fiscal 2006, our net sales were approximately $2.6 billion and our net loss was approximately $147.8 million. For fiscal 2005, our net sales were approximately $2.0 billion and our net loss was approximately $304.1 million. For fiscal 2004, our net sales were approximately $2.3 billion and our net loss was approximately $19.7 million. Total net sales for fiscal 2006 increased significantly compared to the corresponding period of fiscal 2005. Net loss for fiscal 2006 includes stock-based compensation expense of approximately $17.4 million.

Our results for fiscal 2006 reflected an increase in unit shipments and sales generated from products based on our MirrorBit technology, which represented approximately 50 percent of total net sales and 30 percent of total units shipped for fiscal 2006, compared with approximately 23 percent of total net sales and 17 percent of total units shipped for fiscal 2005. We expect this trend of increased unit shipments and sales generated from such products to continue in fiscal 2007.

During the second quarter of fiscal 2006, we transitioned our information technology systems and our sales processes from AMD, which, along with Fujitsu, had previously served as the sole distributor of our products. With this transition, we now sell our products directly to AMD’s former customers and to customers not served solely by Fujitsu. We have also expanded our administrative functions and significantly reduced our reliance on administrative services provided by AMD.

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

By 2003, AMD and Fujitsu desired to expand the operations of FASL to: achieve economies of scale; add additional Flash memory wafer fabrication capacity; include assembly, test, mark and pack operations; include research and development capabilities; and include various marketing and administrative functions. To accomplish these goals, in 2003, AMD and Fujitsu reorganized our business as a Flash memory company called FASL LLC, later renamed Spansion LLC, by integrating the manufacturing venture with other Flash memory assets of AMD and Fujitsu. Since this reorganization, until the beginning of the second quarter of 2006, we manufactured and sold finished Flash memory devices to customers worldwide through our two sole distributors, AMD and Fujitsu. Since the beginning of the second quarter of 2006, we have sold our products directly to our customers, including customers not served solely by Fujitsu. Fujitsu acts as our sole distributor in Japan and also as a nonexclusive distributor throughout the rest of the world, other than Europe and the Americas with limited exceptions. We were reorganized from Spansion LLC into Spansion Inc. in connection with our initial public offering in December 2005.

Since AMD’s sales force responsible for selling our products was transferred to us, we no longer pay AMD a distribution margin which has resulted in an increase to net sales. This increase in net sales is offset, in part, by increased marketing, general and administrative expenses that we incur as we use our own sales force to sell our products directly to customers.

Fujitsu agreed to reduce the distribution margin earned by Fujitsu on the sale of our Flash memory products from 6.5 percent to 4.3 percent beginning in the second quarter of fiscal 2005. In addition, the royalty rate we pay to each of AMD and Fujitsu under our patent cross-license agreements with them was reduced from one percent of net sales of our products to 0.5 percent on October 1, 2005, and was further reduced to 0.3 percent on December 21, 2005. Following the conversion of our Class D common stock into Class A common stock immediately prior to the completion of our offering in November 2006, the royalty rate was further reduced to 0.15 percent. In November 2008 the obligations to pay the royalty will terminate.

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

Basis of Presentation

Fiscal 2006, 2005 and 2004

Our fiscal years end on the last Sunday of December. Fiscal 2006 began on December 26, 2005 and ended on December 31, 2006, consisting of 53 weeks. Fiscal 2005 began on December 27, 2004 and ended on December 25, 2005, consisting of 52 weeks. Fiscal 2004 began on December 29, 2003 and ended on December 26, 2004, consisting of 52 weeks.

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

Income Taxes

Prior to our reorganization into Spansion Inc. we operated as a Delaware limited liability company that had elected to be treated as a partnership for U.S. federal tax reporting purposes and therefore, we were not a U.S. taxable entity. We now operate as Spansion Inc., which is a taxable entity for U.S. federal tax reporting purposes. Our foreign subsidiaries are wholly owned and are taxable as corporations in their respective foreign countries of formation. In determining taxable income for financial statement reporting purposes, we must make estimates and judgments. These estimates and judgments are applied in the calculation of specific tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets. Unless recovery of these deferred tax assets is considered more likely than not, we must increase our provision for taxes by recording a charge to income tax expense, in the form of a valuation allowance against those deferred tax assets for which we believe it is not more likely than not they will be realized. We consider past performance, future expected taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

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

Revenue Recognition

Prior to the second quarter of fiscal 2006, we generally recognized revenue when AMD and Fujitsu, our sole distributors, sold our products to their OEM customers and title and risk of loss for the products transferred to the OEM.

In the second quarter of fiscal 2006, we began selling our products directly to the customers previously served by AMD. Since such time, we generally recognize revenue when we have sold our products to our OEM customers and title and risk of loss for the products have transferred to the OEM. Estimates of product returns and sales allowances, related to reasons other than product quality, are based on actual historical experience and are recorded as a reduction in revenue at the time revenue is recognized.

Prior to the second quarter of fiscal 2006, AMD sold our products to its distributors under terms allowing these distributors certain rights of return, stock rotation and price protection privileges on unsold merchandise held by them. We extended the same rights on these Flash memory product sales to AMD. Accordingly, we deferred revenue and related product costs from such sales to AMD as deferred income on shipments to related party/member, until the merchandise was resold by AMD’s distributors. Since the second quarter of fiscal 2006, we have deferred revenue and related product costs from such sales as deferred income until the merchandise is resold by our distributors. We also sell some of our products to some distributors under sales arrangements whose terms do not allow for rights of returns or price protection on unsold products held by them. In these instances, we recognize revenue when we ship the product directly to the distributors.

Fujitsu also sells our products to its distributors. Our distribution agreement with Fujitsu grants limited stock rotation rights to Fujitsu and allows Fujitsu to provide similar limited rights to some of its distributors. However, to date, Fujitsu has not extended these rights to its distributors. Generally, we recognize revenue for sale of products sold to Fujitsu when Fujitsu sells our products to its distributors.

Stock-Based Compensation Expenses

Effective December 26, 2005, we adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment,” which requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Statement 123(R) supersedes our previous accounting under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for periods beginning in fiscal 2006.

We adopted Statement 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of our fiscal year ending December 31, 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of Statement 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement 123(R).

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 regarding the SEC’s interpretation of Statement 123(R) and the valuation of share-based payments for public companies. We applied the provisions of SAB 107 in our adoption of Statement 123(R).

We estimated the fair value of our stock-based awards to employees using the Black-Scholes-Merton option pricing model. Stock-based compensation expense recognized during a period is based on the higher of the grant-date fair value of the portion of share-based payment awards that is ultimately expected to vest, or actually vest, during the period. Stock-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 25, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of Statement 123 and compensation expense for the share-based payment awards granted subsequent to December 25, 2005 based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Compensation expense for all share-based payment awards was recognized using the straight-line attribution method reduced for estimated forfeitures. We do not have sufficient historical forfeiture experience related to our own stock-based awards. Therefore, we estimated forfeitures based on the average of our fiscal 2006 forfeiture rate and AMD’s historical forfeiture rates, as we believe these forfeiture rates to be the most indicative of our own expected forfeiture rate. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Financial Operations Overview

The following describes line items in our consolidated statements of operations.

Net Sales

Prior to June 30, 2003, we generated net sales by selling Flash memory wafers to AMD and Fujitsu on a cost plus a pre-determined margin (cost plus) basis. Since June 30, 2003, until the beginning of the second quarter of 2006, we generated net sales by manufacturing and selling finished Flash memory devices to customers worldwide through our two sole distributors, AMD and Fujitsu. During this period, our prices to AMD and Fujitsu were based on AMD’s and Fujitsu’s sales prices to their customers, less an agreed-upon distribution margin. Our results of operations for this period included significantly increased net sales due to our sale of finished Flash memory products as compared to Flash memory wafers.

During the second quarter of fiscal 2006, we transitioned our billing and collection processes from AMD following the transition of the AMD sales force to Spansion in fiscal 2005. With this transition, we now sell our products directly to our customers, including customers not served solely by Fujitsu. Fujitsu acts as our sole distributor in Japan and also as a nonexclusive distributor throughout the rest of the world, other than Europe and the Americas with limited exceptions. Because of these recent changes, our historical net sales may not be indicative of future net sales.

The main factors that affect revenue are unit volumes, fluctuations in average selling prices and the mix of products sold. Higher density products generally command higher prices than lower density products. However, the selling price for products at a given density tends to decline over time.

Cost of Sales

Cost of sales primarily consists of the manufacturing cost to produce finished goods. Principal factors impacting cost of sales include the number of units sold and the mix of products sold with respect to density, the manufacturing process technology employed, the cost of third-party commercial die and the costs of third party subcontractors, if any, incorporated in the product, package costs and test costs. Cost of sales is also impacted by the level of capacity utilization at our manufacturing fabs, as capacity costs are largely fixed and cannot be quickly reduced in proportion to reduced demand and reduced revenues.

Prior to our reorganization in June 2003, we manufactured and sold Flash memory wafers to AMD and Fujitsu. Our cost of sales during that time was primarily the cost of wafer production.

After our reorganization, the cost of finished goods has included the cost of manufacturing and sorting integrated circuits, or “die,” the cost of assembling, testing, marking and packing the die, and the cost of purchasing third-party commercial die, which we incorporate into our multi-chip-products, or MCPs.

We produce die on wafers in our fabs. The cost of manufacturing and sorting die is a function of the cost of producing wafers and the number of die on each wafer. Costs of wafer production are largely fixed and primarily include depreciation, labor and benefits, direct and indirect materials, maintenance and building costs, such as utilities and occupancy costs. The number of die on each wafer is a function of wafer size, Flash memory storage capacity incorporated into the product and manufacturing process technology. For a given manufacturing process technology, the higher the storage capacity of the product the fewer die per wafer. Each new manufacturing process technology permits more die on each wafer at a given storage capacity level. Therefore, the cost of die tends to be higher for products with greater storage capacity but lower for products manufactured on more advanced manufacturing process technologies.

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

Cost of sales also includes a royalty for licensed intellectual property paid to AMD, Fujitsu and others, the cost of factory maintenance and repair, the cost of product engineering and product distribution costs, such as freight and duty.

As an increasing portion of our business migrates to MCPs, cost of finished goods will increasingly include the cost of combining static RAM, or SRAM, pSRAM or other third-party commercial die that we purchase from Fujitsu and other unrelated manufacturers and package together with our Flash memory devices. This may adversely affect gross margin percentage due to higher cost of sales associated with our purchase of third-party commercial die that we incorporate into these MCPs.

Research and Development

Prior to our reorganization as Spansion LLC in June 2003, all research and development activities were conducted by AMD and Fujitsu. Since our reorganization, we have conducted the majority of our research and development activities independently. Research and development expense includes the cost of process research and development for new manufacturing and packaging processes and the cost of product research and development of new Flash memory products. Costs of process research and development include depreciation, labor and benefits, direct and indirect materials, maintenance and building costs such as utilities and other costs. Costs of product research and development include labor and benefits expenses of design engineers along with related occupancy costs, the cost of computers, software design tools and mask sets, and the cost of manufacturing, assembling and testing product development wafers in our fabs. In some cases, AMD and Fujitsu have provided, and may continue to provide, research and development services to us on a contract basis, such as in the area of packaging technology, which costs are included in research and development expense. We also participate in alliances or other arrangements with external partners in the area of product technology and systems solutions.

Marketing, General and Administrative

Marketing, general and administrative expenses consist primarily of marketing and general administrative functions, such as information technology, human resources, finance, planning and fees previously paid under our service agreements with AMD and Fujitsu. Prior to our reorganization as Spansion LLC in June 2003, we conducted no marketing or sales activities and maintained a limited general and administrative function sufficient to support operation of our fabs. After our reorganization as Spansion LLC, we added our own marketing functions and some administrative functions, although we continued to rely on AMD and Fujitsu to provide some administrative services under our services agreements with them. Subsequent to our initial public offering in December 2005, we expanded our administrative functions and reduced our reliance on administrative services provided by AMD. We significantly reduced our reliance on AMD to provide us with administrative services.

Operating Income (Loss)

Operating income (loss) consists of net sales less the sum of (i) costs of sales, (ii) research and development costs and (iii) marketing, general and administrative costs.

Interest and Other Income (Expense), Net

Interest and other income (expense), net primarily consists of interest earned on our cash and investments, as well as other non-operating items.

Interest Expense

Interest expense is associated with our borrowings under credit agreements with financial institutions, interest on our debt and interest on our borrowings from AMD.

Provision for Income Taxes

Following our reorganization as Spansion LLC in June 2003, and prior to the consummation of our initial public offering and reorganization as Spansion Inc. in December 2005, we operated as a Delaware limited liability company that elected to be treated as a partnership for U.S. federal tax reporting and, therefore, we were not a taxable entity for U.S. federal income tax purposes. Upon our reorganization as Spansion Inc. in December 2005, we became a U.S. taxable entity for U.S. federal tax reporting. Our foreign subsidiaries are primarily wholly owned and have been taxable as corporations in their respective foreign countries.

Results of Operations

The following is a summary of our total net sales for fiscal 2006, fiscal 2005 and fiscal 2004.

	Year Ended
	Dec. 31, 2006	Dec. 25, 2005(1)	Dec. 26, 2004(1)
	(in thousands)
Total net sales	$2,579,274	$2,002,805	$2,262,227

(1)	Net sales for fiscal 2005 and 2004 consisted of sales of finished Flash memory devices to AMD and Fujitsu at prices based on AMD’s and Fujitsu’s sales prices to their customers, less an agreed-upon distribution margin.

Net Sales Comparison for Fiscal 2006 and Fiscal 2005

Total net sales of $2,579 million in fiscal 2006 increased 29 percent compared to total net sales in fiscal 2005. The increase in total net sales was primarily attributable to a 28 percent increase in unit shipments. The increase was primarily driven by higher demand for MirrorBit products which rose from approximately 23 percent of total net sales in fiscal 2005 to approximately 50 percent of total net sales in fiscal 2006. Average selling prices in fiscal 2006 as compared to fiscal 2005 were relatively flat, primarily as a result of the increase in average selling prices of MirrorBit products which were offset by a decrease in average selling prices of other products.

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

Gross Margin, Operating Expenses, Interest and Other Income (Expense), Net, Interest Expense and Income Taxes Benefit

The following is a summary of gross margin; operating expenses; interest and other income, net; interest expense and (benefit) provision for income taxes for fiscal 2006, fiscal 2005 and fiscal 2004.

	Year Ended
	Dec. 31, 2006	Dec. 25, 2005(1)	Dec. 26, 2004(1)
	(in thousands)
Net sales(1)	$2,579,274	$2,002,805	$2,262,227
Cost of sales	2,066,642	1,809,929	1,840,862
Gross margin	20%	10%	19%
Research and development	347,740	295,849	280,954
Marketing, general and administrative	255,648	181,910	137,159
Operating income (loss)	(90,756)	(284,883)	3,252
Interest and other income (expense), net	11,681	3,173	3,198
Interest expense	(70,903)	(45,032)	(40,165)
Income taxes benefit	(2,215)	(22,626)	(14,013)

(1)	Net sales for fiscal 2005 and 2004 consisted of sales of finished Flash memory devices to AMD and Fujitsu at prices based on AMD’s and Fujitsu’s sales prices to their customers, less an agreed-upon distribution margin.

The increase in gross margin in fiscal 2006 was primarily due to an increase in the sales of our higher margin MirrorBit products and improved factory utilization. MirrorBit sales represented approximately 50 percent of sales in fiscal 2006 compared to approximately 23 percent of sales in fiscal 2005.

Gross margin decreased to ten percent in fiscal 2005 compared to 19 percent in fiscal 2004. The decrease in gross margin was primarily due to a decrease in net sales of 11 percent relative to a decrease in cost of sales of only two percent. Cost of sales declined at a lower rate than net sales because many of our costs are fixed and cannot be reduced in proportion to the reduced revenues.

Research and development expenses of $348 million in fiscal 2006 increased 18 percent compared to $296 million in fiscal 2005. Approximately 40 percent of the increase was due to an increase in 300-millimeter development costs in SDC in fiscal 2006, offset in part by a gain on the sale of our 200-millimeter equipment of approximately $11.5 million. Also, approximately 30 percent of the increase was due to higher labor costs during fiscal 2006, primarily related to increased headcount during the period and the impact of an extra work week in fiscal 2006. Research and development expense included $4.3 million of stock-based compensation expense in fiscal 2006. We did not have a comparable charge for the corresponding period of fiscal 2005.

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

Marketing, general and administrative expenses of $256 million in fiscal 2006 increased 41 percent compared to $182 million in fiscal 2005. The increase was primarily due to expenses incurred as a result of the formation of our own sales force and additional information technology, legal and consulting fees incurred as a new public entity. These additional costs accounted for approximately 76 percent of the increase in fiscal 2006. Marketing, general and administrative expense included $4.4 million of stock-based compensation expense in fiscal, 2006. We did not have a comparable charge for the corresponding period of fiscal 2005.

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

Interest and other income, net of other expenses, increased by $8.5 million in fiscal 2006 as compared to fiscal 2005, primarily due to an increase of $18.7 million of interest income generated from a portion of the proceeds from our Senior Secured Term Loan Facility and initial public offering in December 2005 that was invested in cash equivalents and marketable securities, and $6.9 million of realized gain from the sale of marketable securities. This increase was partially offset by a $17.3 million loss on early extinguishment of debt as a result of the repurchase and cancellation of the 12.75% Senior Subordinated Notes.

Interest and other income, net in fiscal 2005 was relatively flat as compared to fiscal 2004.

Interest expense increased by $25.9 million in fiscal 2006 as compared to fiscal 2005, primarily due to the additional interest expense on Spansion LLC’s 11.25% Senior Notes and 12.75% Senior Subordinated Notes issued at the end of the fourth quarter of fiscal 2005. The Senior Subordinated Notes were repurchased in the second quarter of fiscal 2006 in connection with the issuance of our 2.25% Exchangeable Senior Subordinated Debentures. The increase in interest expenses in fiscal 2006 was also due to the additional interest expense incurred on the borrowing of $500 million under the Senior Secured Term Loan Facility in the fourth quarter of fiscal 2006.

Interest expense of approximately $45 million in fiscal 2005 increased 12 percent from approximately $40 million in fiscal 2004. The increase was primarily due to interest charges on new loans and capital lease obligations entered in fiscal 2005.

We recorded income tax benefits of approximately $2 million in fiscal 2006, approximately $23 million in fiscal 2005, and approximately $14 million in fiscal 2004.

The benefit for income taxes recorded for fiscal 2006 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily due to our inability to benefit U.S. operating losses due to lack of a history of earnings, and income that was incurred and tax effected in foreign jurisdictions with different tax rates.

The benefit for income taxes recorded for fiscal 2005 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily due to our inability to benefit U.S. operating losses due to lack of a history of earnings, and losses that were incurred and tax effected in foreign jurisdictions with different tax rates.

The benefit for income taxes recorded for fiscal 2004 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily due to the fact that AMD and Fujitsu were responsible for U.S. taxes in these years, and losses were incurred and tax effected in foreign jurisdictions with different tax rates.

As of December 31, 2006, we recorded a valuation allowance of approximately $121 million against our U.S. deferred tax assets, net of deferred tax liabilities. This valuation allowance offsets all of our net U.S. deferred tax assets. As of December 31, 2006 we have also recorded valuation allowances of approximately $37.2 million against various foreign deferred tax assets for which we believe it is not more likely than not that they will be realized.

Other Items

In the second quarter of fiscal 2006, we began selling our products directly to AMD’s former customers and customers not served solely by Fujitsu (end customers). The following table summarizes net sales by geographic areas for the periods presented:

	Year ended
	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
	(in thousands)
Geographical sales(1):
Net sales to end customers(2):
North America	$174,930	$—	$—
China	479,040	—	—
Korea	282,596
Europe	312,114	—	—
Others	61,799	—	—
Net sales to related parties:
United States (net sales to AMD)(3)	336,172	1,114,150	1,211,033
Japan (net sales to Fujitsu)	932,623	888,655	1,051,194

Total	$2,579,274	$2,002,805	$2,262,227

(1)	Geographical sales are based on the customer’s bill-to/ship-to location.
(2)	These represent sales since the end of the first quarter of fiscal 2006 to AMD’s former customers and customers not served solely by Fujitsu.
(3)	For fiscal year 2006, these represent sales during the first quarter.

The impact on our operating results from changes in foreign currency exchange rates has not been material, principally because our expenses denominated in yen are generally comparable to our sales denominated in yen, and we enter into foreign currency exchange contracts to mitigate our exposure when yen denominated expenses and sales are not comparable.

Financial Condition

Our cash and cash equivalents at December 31, 2006 totaled $760 million and consisted of cash, money market funds and commercial paper. We are subject to restrictions on our distribution of cash due to provisions in third-party loan agreements described below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $444 million in fiscal 2006. Non-cash charges included in the net loss consisted primarily of $540 million of depreciation and amortization, loss on debt extinguishment of $17 million and compensation cost recognized under stock plans of $17 million. The net changes in operating assets and liabilities in fiscal 2006 were primarily attributable to an increase in accounts payable and accrued liabilities of $42 million and a decrease in accounts receivable of $20 million.

Net cash provided by operating activities was $307 million in fiscal 2005. Non-cash charges included in the net loss consisted primarily of $542 million of depreciation and amortization. The net changes in operating assets in fiscal 2005 were primarily attributable to an increase in accounts payable and accrued liabilities of $178 million due to an increase in operating activities in fiscal 2005, partially offset by an increase in receivables of $40 million due to a 22 percent increase in net sales in the last quarter of fiscal 2005 as compared to the net sales in the last quarter of fiscal 2004.

Net Cash Used in Investing Activities

Net cash used in investing activities was $604 million in fiscal 2006, primarily as a result of $717 million used to purchase property, plant and equipment, in part related to the construction of our new manufacturing facility, SP1, and a cash outflow of $280 million for the purchase of marketable securities, offset in part by a cash inflow of $373 million from the maturities and sale of marketable securities and $20 million in proceeds from sale of property, plant and equipment.

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

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $404 million in fiscal 2006. This amount included $897 million of proceeds received from borrowings, net of issuance costs, of which $500 million was from our Senior Secured Term Loan Facility and approximately $204 million was from the issuance of Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures. In connection with our secondary stock offering, we sold additional shares of 5,247,000 Class A common stock for which we received net proceeds of approximately 68 million. We also received approximately $48 million of proceeds from equipment sale-leaseback transactions. These amounts were partially offset by $600 million in payments on debt and capital lease obligations, including approximately $198 million in payments to AMD and Fujitsu, of which $175 million was used to repurchase Spansion LLC’s 12.75% Senior Subordinated Notes. We also paid AMD approximately $8 million for AMD’s grant of options to our employees prior to our IPO in December 2005.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006. The table is supplemented by the discussion following the table.

	Total	2007	2008	2009	2010	2011	2012 and Beyond
	(in thousands)
Contractual obligations to related parties:
Promissory Note	$500	$500	$—	$—	$—	$—	$—

Contractual obligations to third parties:
Senior Secured Term Loan Facility	500,000	3,000	4,000	4,000	4,000	4,000	481,000
Senior Notes	250,000	—	—	—	—	—	250,000
Exchangeable Senior Subordinated Debentures	207,000	—	—	—	—	—	207,000
Capital lease obligations	137,240	61,706	34,614	25,616	8,774	6,530	—
Credit Facilities—Subsidiaries	45,076	43,168	1,635	273	—	—	—

Total principal contractual obligations	1,139,816	108,374	40,249	29,889	12,774	10,530	938,000
Operating leases	79,064	35,807	26,881	14,729	1,234	413	—
Unconditional purchase commitments	90,261	56,365	21,487	5,367	3,546	3,496	—
Interest payments	572,905	86,804	79,188	77,800	74,856	73,803	180,454

Total contractual obligations	$1,882,046	$287,350	$167,805	$127,785	$92,410	$88,242	$1,118,454

Promissory Note

On February 27, 2006, we purchased a software license from AMD and, as payment, we issued a $3.0 million promissory note to AMD. During 2006, we repaid $2.5 million of the principal of the promissory note. The remaining balance of $0.5 million is due in the first quarter of 2007.

Senior Secured Term Loan Facility

On November 1, 2006, Spansion LLC entered into a new senior secured term loan facility with a certain domestic financial institution, as administrative agent, and the lenders party thereto, in the aggregate amount of $500 million. We, along with STI, Spansion International, Inc. and Cerium Laboratories LLC, or Cerium, are guarantors of Spansion LLC’s obligations under the senior secured term loan facility. Amounts borrowed under the senior secured term loan facility bear interest equal to either (at Spansion LLC’s option) (a) LIBOR, plus a 3.0 percent margin or 2.75 percent margin depending upon our credit rating or (b) the base rate, defined as the higher of (i) the administrative agent’s prime rate and (ii) the federal funds rate (as defined in the credit agreement for the senior secured term loan facility) plus 0.50 percent, plus a 2.0 percent margin or 1.75 percent margin depending upon our credit rating. The senior secured term loan facility will terminate and all outstanding borrowings must be repaid no later than November 3, 2012.

In connection with the senior secured term loan facility, we and each of Spansion LLC, STI, Spansion International and Cerium, collectively referred to as the loan parties, executed a pledge and security agreement pursuant to which the administrative agent received a first priority security interest in (a) all present and future capital stock of each of our present and future direct and indirect subsidiaries, limited in the case of foreign subsidiaries to a pledge of 65 percent of the capital stock of each first-tier foreign subsidiary, (b) all present and future debt of each loan party, but excluding certain intercompany debt to a foreign subsidiary, (c) all present and future other property and assets of each loan party, but excluding intellectual property and any equipment subject to a lien securing a capitalized lease permitted by the credit agreement for the senior secured term loan facility, and (d) all proceeds and products of the property and assets described above. The net book value of the pledged assets as of December 31, 2006 was approximately $663.5 million.

Pursuant to the terms of the senior secured term loan facility, and subject to certain exceptions, Spansion LLC and its subsidiaries are limited in their ability, among other things, to:

•	create or permit liens;

•

incur indebtedness, subject to certain exceptions, including existing indebtedness under Spansion LLC’s 11.25% Senior Notes indenture, Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures indenture, the senior secured revolving credit facility, capital leases not to exceed 15 percent of Spansion Inc.’s total assets, indebtedness of acquired subsidiaries existing at the time of such acquisition and up to $500 million for capital expenditures at SP1;

•	make or hold investments above certain thresholds;

•	have interest coverage and minimum liquidity of less than specified amounts;

•	consolidate, merge or sell assets as an entirety or substantially as an entirety;

•	make any disposition of properties, including any sale leaseback transaction;

•	make certain distributions, stock redemptions or other payments on account of any equity interests;

•	enter into certain types of transactions with affiliates;

•	make or become obligated to make any capital expenditures except for those in the ordinary course of business not to exceed specified amounts; and

•	voluntarily prepay any indebtedness.

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

Senior Notes

On December 21, 2005, Spansion LLC completed an offering of $250 million aggregate principal amount of 11.25% Senior Notes due 2016. The Senior Notes were issued at 90.302 percent of face value, resulting in net proceeds of approximately $218.1 million after deducting the initial purchasers’ discount and estimated offering expenses. The Senior Notes are general unsecured senior obligations of Spansion LLC and will rank equal in right of payment with any of our existing and future senior debt. Interest is payable on January 15 and July 15 of each year beginning July 15, 2006 until the maturity date of January 15, 2016.

Certain events may result in the accelerated maturity of the Senior Notes, including a default in any interest, principal or premium amount payment; a merger, consolidation or sale of all or substantially all of the Spansion LLC’s property; a breach of covenants in the Senior Notes or the respective indenture; a default in certain debts;

or if a court enters certain orders or decrees under any bankruptcy law. Upon occurrence of one of these events, the principal of and accrued interest on all of the Senior Notes, as the case may be, may become immediately due and payable. If we, our wholly owned subsidiary, Spansion Technology Inc., or STI, or Spansion LLC incurs any judgment for the payment of money in an aggregate amount in excess of $50 million or takes certain voluntary actions in connection to insolvency, all amounts on the Senior Notes shall become due and payable immediately.

Exchangeable Senior Subordinated Debentures

In June 2006, Spansion LLC, our wholly owned operating subsidiary, issued $207.0 million of aggregate principal amount of 2.25% Exchangeable Senior Subordinated Debentures due 2016. The Debentures are general unsecured senior subordinated obligations and rank subordinate in right of payment to all of our senior indebtedness, including the Senior Notes, and senior in right of payment to all of our subordinated indebtedness. The Debentures bear interest at 2.25 percent per annum. Interest is payable on June 15 and December 15 of each year beginning December 15, 2006 until the maturity date of June 15, 2016.

The Debentures were not exchangeable prior to January 6, 2007. On or after January 6, 2007, the Debentures became exchangeable for shares of our Class A common stock, cash or a combination of cash and shares of such Class A common stock, at our option. Full conversion of the Debentures into shares would result in an initial exchange rate of 56.7621 shares of Class A common stock per debenture representing an initial exchange price of approximately $17.6174 per share of Class A common stock. We have reserved 11.7 million shares issuable upon conversion of the debentures. No debentures have been exchanged for our Class A common stock as of February 21, 2007.

At any time prior to maturity, we may make an irrevocable election to satisfy the exchange obligation in cash up to 100 percent of the principal amount of the debentures exchanged, with any remaining amount to be satisfied in shares of Class A common stock or a combination of cash and shares of Class A common stock at the above exchange ratio. In the event that we make this irrevocable election, debenture holders may exchange their debentures only under the following circumstances:

•

during any fiscal quarter after our fiscal quarter ending April 1, 2007 (and only during such fiscal quarter) if the sale price of our Class A common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than or equal to 120 percent of the conversion price per share of our Class A common stock;

•

subject to certain exceptions, during the five business day period following any five consecutive trading day period in which the trading price of the debentures for each day of such period was less than 98 percent of the product of the sale price of our Class A common stock and the number of shares issuable upon exchange of $1,000 principal amount of the debentures; or

•

Upon the occurrence of specified corporate events that constitute a fundamental change under certain circumstances. The holders of the Debentures will have the ability to require us to repurchase the Debentures in whole or in part for cash in the event of a fundamental change. In such case, the repurchase price would be 100 percent of the principal amount of the Debentures plus any accrued and unpaid interest.

Capital Lease Obligations

As of December 31, 2006 we had aggregate outstanding capital lease obligations of approximately $137 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2011. Leased assets consist principally of machinery and equipment. AMD has guaranteed approximately $3 million of our aggregate outstanding capital lease obligations as of December 31, 2006.

On September 29, 2006, we entered into a sale-leaseback transaction with a third-party financial institution for certain equipment in the amount of $29.1 million of cash proceeds. Upon execution of the agreements, the equipment had a net book value of approximately $30.7 million. As the term on the leaseback transaction is more than 75 percent of the remaining estimated economic life of the equipment, we accounted for the leaseback transaction as a capital lease. The equipment lease terminates on September 29, 2010, unless terminated earlier in the event of default, or by either party upon written notice in accordance with the terms of the equipment lease. As of December 31, 2006, the outstanding lease obligation under this agreement was approximately $26.2 million.

On December 19, 2006, we entered into a sale-leaseback transaction with a third-party financial institution for certain equipment in the amount of $18.5 million of cash proceeds. Upon execution of the agreement, the equipment had a net book value of approximately $18.1 million. This transaction did not result in a significant gain or loss. As the present value of the minimum lease payments was more than 90 percent of the fair values of the equipment at the inception of the lease, we accounted for the leaseback transaction as a capital lease. The equipment lease terminates on December 19, 2011, unless terminated earlier in the event of default, or by either party upon written notice in accordance with the terms of the equipment lease. As of December 31, 2006, the outstanding lease obligation under this agreement was approximately $17.5 million.

Credit Facilities—Subsidiaries

Certain of our subsidiaries maintain local in-country credit facilities to cover short-term liquidity requirements. As of December 31, 2006, we had credit facilities for Spansion Japan, Spansion China, Spansion Penang, and Spansion Thailand. As of December 31, 2006, we borrowed approximately $45.1 million and had approximately $116.2 million available under these credit facilities. Interest rates range from approximately 1 percent to 6.41 percent. Borrowing may be made in local currency and US dollar as applicable. All of these facilities are without parent guarantee, and callable by the lending financial institution. We have the ability to draw on our Senior Secured Revolving Credit Facility and to provide intercompany funding to meet the worldwide financial obligations of our subsidiaries. We intend to continue to maintain these facilities based on cost of funds, availability and subsidiary funding requirements.

Senior Secured Revolving Credit Facility

On November 1, 2006, Spansion LLC, the agent and the other lenders party to the senior secured revolving credit facility amended the credit agreement and the security agreement in connection therewith, and we, STI and Spansion International entered into certain new pledge agreements. Pursuant to the amendment to the revolving facility credit agreement, lenders consented to the incurrence of the senior secured term loan facility and the grant of related liens, and the amount available under the revolving credit facility was amended to be based on the sum of 85 percent of accounts receivable meeting eligibility requirements, plus the lesser of (i) $10 million and (ii) 25 percent of eligible foreign accounts receivable, minus reserves established by the agent in its reasonable credit judgment. In addition, pursuant to the amendment, subject to certain limitations, the equity interests in Spansion LLC owned by us and by STI, the equity interests in foreign subsidiaries owned by Spansion International and Spansion LLC’s equipment, inventory and equity interests in its foreign subsidiaries were added as the collateral securing the revolving credit facility. This resulted in the revolving credit facility lenders and the senior secured term loan lenders holding substantially similar security. The relative priorities of the classes of lenders in various types of collateral is set forth in an intercreditor agreement between the agent for the revolving credit facility lenders and the agent for the senior secured term loan lenders.

As of December 31, 2006 and December 25, 2005, no amounts were outstanding under this revolving credit facility.

Other Financial Matters

JV1/JV2 Transaction

On September 28, 2006, Spansion Japan entered into an asset purchase agreement with Fujitsu, pursuant to which Spansion Japan will sell two wafer fabrication facilities located in Aizu-Wakamatsu, Japan, which we refer to as the JV1/JV2 Facilities, and certain assets located in the JV1/JV2 Facilities, to Fujitsu for a purchase price of approximately $150 million plus the value of the inventory at the time of closing. Concurrently with the execution of the asset purchase agreement, Spansion Japan and Fujitsu also executed (i) a master lease agreement, pursuant to which Spansion Japan will lease certain equipment to Fujitsu to use in the JV1/JV2 Facilities, (ii) a foundry agreement, pursuant to which Fujitsu has agreed to manufacture, and we have agreed to purchase, wafers to be manufactured by Fujitsu for us in the JV1/JV2 Facilities (the foundry agreement also includes minimum supply and purchase commitments between both the parties resulting in financial penalties if such supply and purchase commitments are not achieved) and (iii) a secondment and transfer agreement, pursuant to which Spansion Japan has agreed to second a specified number of employees to Fujitsu to work in the JV1/JV2 Facilities and ultimately to transfer certain of the employees to Fujitsu. In addition to the agreements previously executed, Spansion Japan and Fujitsu continue to negotiate other ancillary agreements associated with the sale of the JV1/JV2 Facilities. We refer to these agreements collectively as the JV1/JV2 Transaction. Under the terms of the asset purchase agreement, the JV1/JV2 Transaction is scheduled to close in the second quarter of fiscal 2007.

Liquidity and Capital Resources

Our primary future cash needs on a recurring basis will be working capital, capital expenditures and debt service and other contractual obligations. In fiscal 2006, our capital expenditures were $717 million, and we expect to spend approximately $1.0 billion on capital expenditures in fiscal 2007. The total amount that is due in fiscal 2007 on our debt service and other contractual obligations is approximately $287 million.

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

We believe that anticipated cash flows from operations and current cash balances, the net proceeds from the JV1/JV2 Transaction, available external financing and our existing credit facilities will be sufficient to fund working capital requirements, capital investments, debt service and operations and meet our needs over at least the next twelve months. The total availability under our credit facilities, which is subject to certain borrowing base limitations and other covenants, was approximately $236 million as of December 31, 2006.

Off-Balance-Sheet Arrangements

During the normal course of business, we may provide certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements, such as under the JV1/JV2 Transaction. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to our accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issue Task Force (EITF) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate. If such benefits are deemed to accumulate, they should be accrued as compensation expense over the employee’s requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. We adopted this Issue beginning January 1, 2007 using the cumulative effect adjustment approach. The effect of this adoption resulted in an additional increase to our sabbatical liability and accumulated deficit of approximately $10 million as of the beginning of fiscal 2007.

Our Sabbatical Program provides for eight weeks of paid leave for salaried (exempt) employees in the United States upon the completion of seven years of service. In addition, our Recognition Trip Program provides for one week of paid leave and a fixed cash compensation for hourly (non-exempt) employees in the United States who have completed seven years of service. Prior to the adoption of the Issue, we accounted for the above programs only after the completion of the seven years by the eligible employees because none of the benefits vested or accreted to the employee until completion of the full seven years of service. With the adoption of Issue 06-2, we account for the programs by recording the estimated total program payouts upon attaining the requisite service conditions as compensation expense ratably over each employee’s requisite service period.

In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to Statement 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining a tax position is greater than 50 percent, then the tax position is warranted and recognition should be at the largest amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. We are currently evaluating the impact of adoption of FIN 48, and we expect to adopt FIN 48 as required for the fiscal year beginning January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under Statement 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income in equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be our fiscal year end. Statement 158's provisions regarding the change in the measurement date of postretirement benefit plans are not applicable to us because we already use a year end measurement date for our pension plan. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158, the effect of which is disclosed in Note 14 to the accompanying consolidated financial statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our variable rate debt and our investment portfolio. As of December 31, 2006, substantially all of the investments in our portfolio were in highly liquid securities and consisted of money market instruments (institutional money funds and commercial paper) and auction rate securities. Our auction rate securities are classified as current as they are intended to be used in current operations, and have rate and liquidity resets of 35 days or less.

As of December 31, 2006, approximately 52 percent of the principal amounts outstanding under our unrelated third party debt obligations were fixed rate. Approximately 48 percent of our total debt obligations were variable rate. Changes in interest rates associated with the variable rate portion of our debt could result in a change to our interest expense For example, a 1 percent aggregate change in interest rates would increase/decrease our interest expense by $5.4 million annually. We continually monitor market conditions and may enter into hedges if deemed appropriate. We do not currently have any hedges of interest rate risk in place. We do not use derivative financial instruments for speculative or trading purposes.

Default Risk

We mitigate default risk by investing in only high credit quality securities. Our investment portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 31, 2006 and comparable fair values as of December 25, 2005:

	2007	2008	2009	2010	2011	Thereafter	Total	2006 Fair value	2005 Fair value
	(in thousands, except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$565,660	$—	$—	$—	$—	$—	$565,660	$565,660	$336,141
Weighted-average rate	5.39%	—	—	—	—	—	5.39%	5.39%	4.43%
Variable rate amounts	$67,000	$—	$—	$—	$—	$—	$67,000	$67,000	$59,000
Weighted-average rate	5.24%	—	—	—	—	—	5.24%	5.24%	4.11%
Marketable Securities:
Fixed rate amounts	$—	$—	$—	$—	$—	$—	$—	$—	$177,086
Weighted-average rate	0.00%	—	—	—	—	—	0.00%	0.00%	4.58%
Variable rate amounts	$125,975	$—	$—	$—	$—	$—	$125,975	$125,975	$15,000
Weighted-average rate	5.33%	—	—	—	—	—	5.33%	5.33%	4.44%
Equity investments	$—	$—	$—	$—	$—	$—	$—	$—	$27,291

Total Investment Portfolio	$758,635	$—	$—	$—	$—	$—	$758,635	$758,635	$614,518

Debt Obligations
Debt—fixed rate amounts	$1,635	$1,635	$273	$—	$—	$435,231	$438,774	$483,393	$225,787
Weighted-average rate	5.90%	5.90%	5.90%	—	—	6.97%	6.96%	7.16%	13.00%
Debt to related parties/members—fixed rate amounts	$500	$—	$—	$—	$—	$—	$500	$500	$183,915
Weighted-average rate	0.00%	—	—	—	—	—	0.00%	0.00%	13.02%
Debt—variable rate amounts	$44,533	$4,000	4,000	$4,000	$4,000	$481,000	$541,533	$541,533	$134,016
Weighted-average rate	2.46%	8.38%	8.38%	8.38%	8.38%	8.38%	7.89%	7.89%	1.73%

Total Debt Obligations	$46,668	$5,635	$4,273	$4,000	$4,000	$916,231	$980,807	$1,025,426	$543,718

Foreign Exchange Risk

As a result of our foreign operations, we have sales, expenses, assets and liabilities that are denominated in Japanese yen and other foreign currencies. For example,

•	some of our manufacturing costs are denominated in Japanese yen, Chinese renminbi, and other foreign currencies such as the Thai baht and Malaysian ringgit;

•	sales of our products to Fujitsu are denominated in both US dollars and Japanese yen; and

•	some fixed asset purchases are denominated in Japanese yen and European Union euros.

Consequently, movements in exchange rates could cause our net sales and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on our operating results and on the cost of capital asset acquisitions. We do not use these contracts for speculative or trading purposes. We cannot assure you that these activities will be successful in reducing our foreign currency exchange rate exposure. Failure to do so could have a material adverse effect on us.

We had an aggregate of $10.9 million (notional amount) of short-term foreign currency forward contracts denominated in Japanese yen outstanding as of December 31, 2006. Unrealized gains related to the foreign currency forward contracts for fiscal 2006 decreased by $1.0 million. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, we generally cover only a portion of our foreign currency exchange exposure. Moreover, we determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as equipment and materials used in manufacturing. We cannot assure you that these activities will eliminate foreign exchange rate exposure. Failure to eliminate this exposure could have an adverse effect on our business, financial condition and results of operations.

The following table provides information about our foreign currency forward contracts as of December 31, 2006 and December 25, 2005. All of our foreign currency forward contracts mature within the next 12 months.

	As of Dec. 31, 2006			As of Dec. 25, 2005
	Notional Amount	Average Contract Rate	Estimated Fair Value	Notional Amount	Average Contract Rate	Estimated Fair Value
	(in thousands, except contract rates)
Foreign currency forward contracts:
Japanese yen	$10,900	¥118.76	$24	$49,600	¥118.95	$1,040

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spansion Inc.

Consolidated Statements of Operations

	Year Ended Dec. 31, 2006	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004
	(in thousands, except per share amounts)
Net sales	$1,310,479	$—	$—
Net sales to related parties/members	1,268,795	2,002,805	2,262,227

Total net sales	2,579,274	2,002,805	2,262,227

Expenses:
Cost of sales (including $202,122, $251,626 and $345,512 of expenses charged by related parties/members)	2,066,642	1,809,929	1,840,862
Research and development (including $14,105, $31,994 and $54,304 of expenses charged by related parties/members)	347,740	295,849	280,954
Marketing, general and administrative (including $24,296, $63,902 and $73,377 of expenses charged by related parties/members)	255,648	181,910	137,159

Operating income (loss)	(90,756)	(284,883)	3,252
Other income (expense):
Gain on sale of marketable securities	6,884	—	—
Loss on early extinguishment of debt (Note 9)	(17,310)	—	—
Interest income and other, net	22,107	3,173	3,198
Interest expense (including $11,998, $25,975 and $24,134 of expenses to related parties/members)	(70,903)	(45,032)	(40,165)

Loss before income taxes	(149,978)	(326,742)	(33,715)
Benefit for income taxes	(2,215)	(22,626)	(14,013)

Net loss	$(147,763)	$(304,116)	$(19,702)

Net loss per common share:

Basic and diluted	$(1.15)	$(4.15)	$(0.27)

Shares used in per share calculation:

Basic and diluted	128,965	73,311	72,549

See accompanying notes

Net loss for the year ended December 31, 2006 included stock-based compensation expense of $17.4 million, which consisted of $17.3 million related to the Company’s stock options and restricted stock units, and $0.1 million related to AMD stock options granted to the Company’s employees. Net loss for the year ended December 25, 2005 included stock-based compensation expense of approximately $0.2 million. As a result of adopting FASB Statement No. 123(R) on December 26, 2005, the Company’s losses before income taxes and net losses for the year ended December 31, 2006 was $3.4 million higher than if it had continued to account for its stock options under APB Opinion No. 25. Basic and diluted loss per share for the year ended December 31, 2006 were $0.03 higher than if the Company had continued to account for its stock options under Opinion 25. See Notes 3 and 4 to the consolidated financial statements for additional information. The Company did not provide stock-based compensation to its employees or third parties and there was no stock-based compensation expense for the year ended December 26, 2004.

Spansion Inc.

Consolidated Balance Sheets

	Dec. 31, 2006	Dec. 25, 2005
	(in thousands, except par value and share amounts)
Assets

Current assets:
Cash and cash equivalents	$759,794	$506,439
Marketable securities	125,975	219,377
Trade accounts receivable	202,359	—
Trade accounts receivable from related parties (Note 5)	195,816	406,789
Allowance for doubtful accounts (including $2,088 and $2,214 for related parties)	(4,597)	(2,214)

Trade accounts receivable, net	393,578	404,575

Other receivables from related parties	2,325	14,067

Inventories:
Raw materials	44,840	31,299
Work-in-process	344,603	354,748
Finished goods	66,397	74,096

Total inventories	455,840	460,143
Deferred income taxes	1,395	34,452
Prepaid expenses and other current assets	36,163	33,789

Total current assets	1,775,070	1,672,842

Property, plant and equipment:
Land	38,828	39,081
Buildings and leasehold improvements	1,445,037	1,430,086
Equipment	4,601,702	4,390,435
Construction in progress	258,084	153,017

Total property, plant and equipment	6,343,651	6,012,619
Accumulated depreciation and amortization	(4,607,957)	(4,424,856)

Property, plant and equipment, net	1,735,694	1,587,763

Deferred income taxes	13,556	7,128
Other assets	25,397	34,232

Total assets	$3,549,717	$3,301,965

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable to banks under revolving loans	$33,608	$43,020
Accounts payable	408,365	280,057
Accounts payable to related parties (Note 5)	14,559	123,801
Accrued compensation and benefits	51,598	51,534
Accrued liabilities to related parties (Note 5)	11,273	21,470
Other accrued liabilities	59,045	35,564
Income taxes payable	4,333	13,058
Deferred income on shipments to a related party	229	31,901
Deferred income on shipments	32,267	—
Current portion of long-term obligations to related parties (Note 9)	500	21,638
Current portion of long-term debt	12,560	60,021
Current portion of long-term obligations under capital leases	61,706	108,876

Total current liabilities	690,043	790,940

Spansion Inc.

Consolidated Balance Sheets—(Continued)

	Dec. 31, 2006	Dec. 25, 2005
	(in thousands, except par value and share amounts)
Deferred income taxes	188	29,498
Long-term accrued liabilities to a related party (Note 4)	—	8,732
Long-term obligations to related parties, less current portion (Note 9)	—	162,277
Long-term debt, less current portion	934,138	256,762
Long-term obligations under capital leases, less current portion	75,535	107,019
Other long-term liabilities	4,053	24,760

Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 714,999,998 shares authorized; 134,219,224 and 95,793,402 shares issued and oustanding as of December 31, 2006 and December 25, 2005 (Note 16)	134	96
Class B convertible common stock, $0.001 par value per share, 1 share authorized, 1 share issued and outstanding (Note 16)	—	—
Class C convertible common stock, $0.001 par value per share, 1 share authorized, 1 share issued and outstanding (Note 16)	—	—
Class D convertible common stock, $0.001 par value per share, 35,000,000 shares authorized; 0 and 32,352,934 shares issued and outstanding as of Decmeber 31, 2006 and Decmeber 25, 2005 (Note 16)	—	32
Additional paid-in capital	2,204,513	2,110,540
Accumulated deficit	(279,181)	(131,418)
Accumulated other comprehensive loss	(79,706)	(57,273)

Total stockholders’ equity	$1,845,760	$1,921,977

Total liabilities and stockholders’ equity	$3,549,717	$3,301,965

See accompanying notes

Spansion Inc.

Consolidated Statements of Cash Flows

	Year Ended Dec. 31, 2006	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004
	(in thousands)
Cash Flows from Operating Activities:
Net loss	$(147,763)	$(304,116)	$(19,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	540,151	542,286	534,275
Loss on early extinguishment of debt	17,310	—	—
Provision for doubtful accounts	2,383	2,214	—
Benefit for deferred income taxes	(2,528)	(27,710)	(35,220)
Gain on equipment sale-leaseback transactions	—	—	(785)
Gain on sale and disposal of property, plant, and equipment	(14,582)	(2,282)	(6,003)
Gain on sale of marketable securities	(6,884)	—	—
Compensation recognized under employee stock plans	17,424	231	—
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable from related parties/members	210,973	(34,097)	34,794
Decrease (increase) in other receivables from related parties/members	11,742	(6,312)	5,681
Increase in trade account receivables	(202,359)	—	—
Decrease (increase) in inventories	4,304	404	(18,366)
(Increase) decrease in prepaid expenses and other current assets	(2,374)	(16,873)	18,833
(Increase) decrease in other assets	(3,757)	(19,772)	2,908
(Decrease) increase in accounts payable and accrued liabilities to related parties/members	(111,776)	77,092	(54,566)
Increase (decrease) in accounts payable and accrued liabilities	153,429	101,367	(51,257)
(Decrease) increase in accrued compensation and benefits	(13,403)	8,385	15,624
(Decrease) increase in income taxes payable	(8,725)	(14,324)	21,650
(Decrease) increase in deferred income on shipments to a related party/member	(31,672)	861	15,432
Increase in deferred income on shipments	32,267	—	—

Net cash provided by operating activities	444,160	307,354	463,298

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	20,075	6,409	36,432
Purchases of property, plant and equipment	(716,618)	(425,339)	(530,095)
Proceeds from maturity and sale of marketable securities	372,583	77,950	50,139
Purchases of marketable securities	(279,587)	(212,086)	(108,089)

Net cash used in investing activities	(603,547)	(553,066)	(551,613)

Spansion Inc.

Consolidated Statements of Cash Flows—(Continued)

	Year Ended Dec. 31, 2006	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004
	(in thousands)
Cash Flows from Financing Activities:
Cash contribution from related parties/members	—	3,750	—
Cash distributions to related parties/members for stock-based compensation	(8,485)	(869)	(1,438)
Proceeds from sale-leaseback transactions	48,236	144,096	44,160
Proceeds from borrowings from related parties/members, net of issuance costs	—	158,970	—
Proceeds from borrowings, net of issuance costs	897,192	409,965	50,209
Payments on loans from related parties/members	(197,619)	(265,607)	(36,907)
Payments on debt and capital lease obligations	(402,711)	(364,257)	(181,600)
Proceeds from issuance of common stock, net of offering costs	67,813	525,612	—

Net cash provided by (used in) financing activities	404,426	611,660	(125,576)

Effect of exchange rate changes on cash and cash equivalents	8,316	2,303	22,535

Net increase (decrease) in cash and cash equivalents	253,355	368,251	(191,356)
Cash and cash equivalents at the beginning of period	506,439	138,188	329,544

Cash and cash equivalents at end of period	$759,794	$506,439	$138,188

Supplemental Cash Flows Disclosures:
Interest paid (including $11,306, $30,944, $23,608 of interest related to obligations to related parties/members)	$48,457	$45,111	$41,360
Income taxes paid	6,229	17,540	2,137
Non-cash investing and financing activities:
Equipment sale-leaseback transactions	45,956	167,991	34,515
Contributed assets from AMD Investments, Inc., net	—	7,500	—
Contributed assets from Fujitsu Microelectronics Holding, Inc., net	—	7,500	—
Accrued capital distributions to (contribution from) realted parties/members for stock-based compensation (Note 4)	(9,157)	9,166	8,777
Conversion of debt to common stock	—	100,000	—
Acquisition of assets from AMD	—	11,121

See accompanying notes

Spansion Inc.

Consolidated Statement of Stockholders’ Equity/Members’ Capital

(in thousands)

	Common Stock		Capital in Excess of Stated Value	Contributed Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity/ Members’ Capital
	Number of Shares	Amount
Balance at December 28, 2003	—	—	—	1,485,456	192,400	(20,261)	1,657,595

Distribution to members for stock-based compensation (Note 4):
AMD Investments, Inc.	—	—	—	(6,129)	—	—	(6,129)
Fujitsu Microelectronics Holding, Inc.	—	—	—	(4,086)	—	—	(4,086)

Comprehensive loss:
Net loss	—	—	—	—	(19,702)	—	(19,702)
Other comprehensive income:
Net change in cumulative translation adjustment	—	—	—	—	—	19,529	19,529

Total other comprehensive income							19,529

Total comprehensive loss	—	—	—	—	—	—	(173)

Balance at December 26, 2004	—	—	—	1,475,241	172,698	(732)	1,647,207

Contributed capital:
AMD Investments, Inc.	—	—	—	11,250	—	—	11,250
Fujitsu Microelectronics Holdings, Inc.	—	—	—	7,500	—	—	7,500

Distribution to members for stock-based compensation (Note 4):
AMD Investments, Inc.	—	—	—	(5,500)	—	—	(5,500)
Fujitsu Microelectronics Holding, Inc.	—	—	—	(3,666)	—	—	(3,666)

Comprehensive loss:
Net loss	—	—	—	—	(304,116)	—	(304,116)
Other comprehensive income:
Net unrealized gains on investment, net of taxes of $0	—	—	—	—	—	7,291	7,291
Net change in minimum pension liability, net of taxes of $0	—	—	—	—	—	10,792	10,792
Net change in cumulative translation adjustment	—	—	—	—	—	(74,624)	(74,624)

Total other comprehensive loss							(56,541)

Total comprehensive loss							(360,657)

Issuance of shares:
Issuance of common stock in initial public offering, net of issuance costs of $7,526	47,264	47	525,565	—	—	—	525,612
Conversion of debt to common stock	8,333	8	99,992	—	—	—	100,000
Conversion of contributed capital to common stock	72,549	73	1,484,752	(1,484,825)	—	—	—
Compensation recognized under employee stock plans	—	—	231	—	—	—	231

Balance at December 25, 2005	128,146	128	2,110,540	—	(131,418)	(57,273)	1,921,977

Comprehensive loss:
Net loss	—	—	—	—	(147,763)	—	(147,763)
Other comprehensive income:
Net unrealized gains on investment, net of taxes of $0	—	—	—	—	—	(407)	(407)
Net change in minimum pension liability, net of taxes of $0	—	—	—	—	—	7,412	7,412
Net change in cumulative translation adjustment	—	—	—	—	—	(11,801)	(11,801)
Reclassification adjustment for realized gain on sale of marketable securities included in net loss						(6,884)	(6,884)

Total other comprehensive loss							(11,680)

Total comprehensive loss							(159,443)
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	(10,753)	(10,753)
Stock-based compensation activity with related party, net	—	—	(415)	—	—	—	(415)
Discharge of stock-based compensation payable to AMD (Note 4)	—	—	9,157	—	—	—	9,157

Issuance of shares:
Vesting of RSUs	826	1	(1)	—	—	—	—
Issuance of common stock in secondary offering, net of issuance costs of $2,133	5,247	5	67,808	—	—	—	67,813
Compensation recognized under employee stock plans	—	—	17,424	—	—	—	17,424

Balance at December 31, 2006	134,219	134	2,204,513	—	(279,181)	(79,706)	1,845,760

See accompanying notes

Spansion Inc.

Notes to Consolidated Financial Statements

1. Nature of Operations

The Company

Spansion Inc. is a semiconductor manufacturer headquartered in Sunnyvale, California, with manufacturing, research and assembly operations in the United States and Asia. The Company designs, manufactures and markets Flash memory devices that encompass a broad spectrum of densities and features to address the integrated Flash memory market. The Company’s products are marketed under the Spansion® global product brand name.

The Company’s Flash memory devices are incorporated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment and PC peripheral applications.

Spansion LLC, the former manufacturing venture owned 60 percent by Advanced Micro Devices, Inc. (AMD) and 40 percent by Fujitsu Limited (Fujitsu), was reorganized into Spansion Inc. and completed its underwritten initial public offering (IPO) of its Class A common stock on December 21, 2005. The Company’s shares of Class A common stock trade on The Nasdaq Global Select Market under the symbol “SPSN.”

History of the Company

In 1993, AMD and Fujitsu formed a corporate manufacturing venture, Fujitsu AMD Semiconductor Limited (FASL).

FASL produced wafers containing Flash memory circuits. These wafers were then sold to AMD and Fujitsu, who separated the circuits on each wafer into individual die, processed the die into finished goods and sold the finished Flash memory devices to their customers. AMD and Fujitsu performed all research and development activities for the design and development of Flash memory devices and developed the manufacturing processes that were to be used in the operation of the fabs to manufacture Flash memory devices. Through June 30, 2003, FASL contracted with AMD and Fujitsu for the receipt of certain support and administrative services (See Note 5).

As of June 30, 2003, in order to expand their existing manufacturing venture, AMD and Fujitsu formed a limited liability company called FASL LLC and later renamed Spansion LLC. In addition to its 49.992 percent ownership in FASL, AMD contributed to Spansion LLC its Flash memory inventory, its wafer manufacturing facility located in Austin Texas, its Flash memory research and development facility (the Submicron Development Center (SDC)) located in Sunnyvale, California, and its Flash memory assembly and test facilities located in Thailand, Malaysia and China. Fujitsu contributed to Spansion LLC its 50.008 percent ownership interest in FASL, its Flash memory inventory and its Flash memory assembly and test facilities located in Malaysia. Both AMD and Fujitsu transferred employees to Spansion LLC to perform various research and development, marketing and administration functions. AMD and Fujitsu also provided working capital to Spansion LLC in the form of cash contributions and loans (See Note 9). As a result, Spansion LLC began manufacturing finished Flash memory devices which through the first fiscal quarter of fiscal 2006 were exclusively sold to AMD and Fujitsu. In the second quarter of fiscal 2006, the Company began selling its products directly to customers previously served by AMD (See Note 5).

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Change in Fiscal Year and Basis of Presentation

Fiscal Year

The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. The year ended December 31, 2006 consisted of 53 weeks and the years ended December 25, 2005 and December 26, 2004 each consisted of 52 weeks.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

Use of Estimates

The preparation of consolidated financial statements and disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for revenue recognition, allowance for doubtful accounts, product warranties, inventory valuation, impairment of long-lived assets, income taxes, stock-based compensation expenses and pension and postretirement benefits, among others. Actual results may to differ from those estimates, and such differences may be material to the financial statements.

Cash Equivalents

Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of purchase.

Investments

The Company’s investments in marketable securities consist of money market funds, commercial paper, auction rate securities and publicly traded equity securities. These securities are designated as available-for-sale and are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax, a component of stockholders equity/members’ capital. The Company recognizes an impairment charge when the declines in the fair values of its investments below the cost basis are judged to be other-than-temporary. The Company considers various factors in determining whether to recognize a decline in value, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company has not recorded any such impairment in any of the periods presented. The cost of securities sold is based on the specific identification method. The Company classifies investments in marketable securities as current when their remaining time to maturity is less than or equal to 12 months or, if time to maturity is greater than 12 months, when they represent investments of cash that are intended to be used in current operations.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Allowance for Doubtful Accounts

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended December 31, 2006, December 25, 2005 and December 26, 2004.

Year	Balance at Beginning of Period	Addition Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
	(in thousands)
2006	$2,214	$2,383	$—	$4,597
2005	$—	$2,472	$258	$2,214
2004	$—	$—	$—	$—

(1)	Uncollectible amounts written off, net of recoveries

Inventories

Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. Inventories in stock in excess of forecasted customer demand over the next six months are not valued. Obsolete inventories are written off.

Revenue Recognition

Prior to the second quarter of fiscal 2006, the Company generally recognized revenue when AMD and Fujitsu, the Company’s sole distributors, sold its products to their OEM customers and title and risk of loss for the products transferred to the OEM. In the second quarter of fiscal 2006, the Company began selling its products directly to the customers previously served by AMD. Since such time, the Company generally recognizes revenue when it has sold its products to its OEM customers and title and risk of loss for the products have transferred to the OEM. Estimates of product returns and sales allowances, related to reasons other than product quality, are based on actual historical experience and are recorded as a reduction in revenue at the time revenue is recognized.

Prior to the second quarter of fiscal 2006, AMD sold the Company’s products to its distributors under terms allowing these distributors certain rights of return, stock rotation and price protection privileges on unsold merchandise held by them. The Company extended the same rights on these Flash memory product sales to AMD. Accordingly, the Company deferred revenue and related product costs from such sales to AMD as deferred income on shipments to related party/member, until the merchandise was resold by AMD’s distributors. In the second quarter of fiscal 2006, the Company began to sell directly to such distributors and to provide similar rights of return, stock rotation and price protection previously offered by AMD. The Company defers the recognition of revenue and related product costs on these sales as deferred income until the merchandise is resold by its distributors. The Company also sells some of its products to certain distributors under sales arrangements with terms that do not allow for rights of returns or price protection on unsold products held by them. In these instances, the Company recognizes revenue when it ships the product directly to the distributors.

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets.

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

Product Warranties

The Company offers a one-year limited warranty for Spansion Flash memory devices (See Note 8). At the time revenue is recognized, the Company provides for estimated costs that may be incurred under product warranty, with the corresponding expense recognized in cost of sales. Estimates of warranty expense are based on the Company’s historical experience. Warranty accruals are evaluated periodically and are adjusted for changes in experience.

Foreign Currency Translation/Transactions

The functional currency of the Company and its foreign subsidiaries, except for its wholly owned subsidiary in Japan (Spansion Japan), is the U.S. dollar. Adjustments resulting from remeasuring the foreign currency financial statements of these subsidiaries, other than Spansion Japan, into U.S. dollar financial statements are included in operations. Adjustments resulting from translating the foreign currency financial statements of Spansion Japan, for which the functional currency is the Japanese yen, into U.S. dollar financial statements are included as a separate component of accumulated other comprehensive income (loss). Gains or losses resulting from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are recorded in cost of sales. The aggregate exchange loss included in determining net loss was $0.9 million, $4.7 million, and $5.3 million for the year ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively.

Derivative Financial Instruments

The Company has sales, expenses, assets and liabilities denominated in Japanese yen and other foreign currencies. Therefore, movements in exchange rates could cause net sales and expenses to fluctuate, affecting the Company’s profitability and cash flows. The Company’s general practice is to use foreign currency forward

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

contracts to reduce its exposure to foreign currency exchange rate fluctuations. Realized and unrealized gains and losses associated with these foreign currency contracts are reflected in the Company’s balance sheet and recorded in other current asset or accrued liabilities. Changes in fair value and premiums paid for foreign currency contracts are recorded directly in cost of sales. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on the Company’s operating results. All of the Company’s foreign currency forward contracts mature within the next twelve months. The Company does not use derivatives for speculative or trading purposes, nor does the Company designate its derivative instruments as hedging instruments, as defined by the Financial Accounting Standard Board, or FASB, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Research and Development Expenses

The Company expenses such research and development costs in the period in which such costs are incurred.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses for the year ended December 31, 2006, December 25, 2005 and December 26, 2004 were approximately $8.1 million, $4.8 million and $3.4 million, respectively.

Net Loss per Share

Basic net loss per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company.

In connection with the IPO, certain employees have been awarded initial stock option and restricted stock unit grants to purchase Class A common stock of the Company. For the years ended December 31, 2006 and December 25, 2005, respectively, the Company excluded approximately 16.8 million and 5.5 million shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon conversion of Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures because they had an antidilutive effect due to net losses recorded.

The Company has presented basic and diluted net loss per share amounts for periods prior to the IPO as if the exchange of AMD’s and Fujitsu’s contributed capital for the Company’s common stock had occurred at the beginning of the periods presented. Prior to the completion of the IPO, the Company had approximately 43.5 million shares of Class A common stock, 1 share of Class B common stock, 1 share of Class C common stock and approximately 29.0 million shares of Class D common stock outstanding as a result of the contribution from AMD and Fujitsu. On November 21, 2006, the Company closed a secondary stock offering of its Class A common stock held by AMD and Fujitsu, and subsequently issued and sold 5,247,000 shares of its Class A common stock in such offering in December 5, 2006. As a result of this offering, the Company has approximately 134.2 million shares of Class A common stock, 1 share of Class B common stock, and 1 share of Class C common stock as of December 31, 2006. In connection with this offering, all the Class D common stock converted to Class A common stock.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Loss

The following are the components of accumulated other comprehensive loss:

	Dec. 31, 2006	Dec. 25, 2005
	(in thousands)
Minimum pension liability, net of tax benefits of ($5,429) in 2006 and 2005	$(298)	$3,043
Cumulative translation adjustment	(79,408)	(67,607)
Net unrealized gains on marketable securities, net of taxes of $0	—	7,291

Total accumulated other comprehensive loss	$(79,706)	$(57,273)

Total other comprehensive loss for fiscal 2006 includes reclassification adjustment of $6.9 million realized gain, net of tax of $0, from sale of marketable securities. There was no reclassification adjustment for fiscal 2005 and fiscal 2004.

Stock-Based Compensation

Accounting Treatment for AMD Options Held by Spansion Employees

Prior to the IPO, the Company did not provide stock-based compensation to its employees or third parties. However, certain of the Company’s employees received stock options to purchase shares of AMD common stock from the Company’s then majority and controlling member, AMD who consolidated Spansion’s financial statements for financial reporting purposes. The Company accounted for AMD’s stock option grants and restricted stock unit, or RSU, awards to its employees under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, consistent with the accounting method followed by AMD for stock options and RSU awards issued to employees of the consolidated AMD group. The exercise price of these stock options was equal to the market price of AMD’s common stock on the date of grant. The Company reimbursed AMD for these stock options based on an agreed amount equal to the grant-date fair value of the stock options calculated using the Black-Scholes-Merton valuation model, less a 15 percent discount (the “grant-date fair value”). The Company recorded a liability for amounts due to AMD under this arrangement with a corresponding reduction to additional paid-in capital. Reimbursements to AMD, which commenced on the last day of the quarter following the quarter in which the stock options were granted, were payable in sixteen equal quarterly installments through fiscal 2009 (See Note 4).

Subsequent to the Company’s IPO and the cessation of AMD’s consolidation of Spansion’s financial statements, these awards were being accounted for under variable fair value accounting following the guidance in Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Good or Services,” and EITF Issue No. 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employee of an Equity Method Investee,” and continued to be remeasured to their fair value in future periods until they were fully vested (See Note 4).

Spansion Stock-Based Incentive Compensation Plans

Effective December 26, 2005, the Company adopted FASB Statement No. 123(R), Share-Based Payment, which requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Statement 123(R) supersedes the Company’s previous accounting under Opinion 25 for periods beginning in fiscal 2006.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company adopted Statement 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of the Company’s fiscal year ending December 31, 2006. The Company’s consolidated financial statements as of and for the year ended December 31, 2006, reflect the impact of Statement 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement 123(R).

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 regarding the SEC’s interpretation of Statement 123(R) and the valuation of share-based payments for public companies. The Company applied the provisions of SAB 107 in its adoption of Statement 123(R).

The Company estimated the fair value of its stock-based awards to employees using Black-Scholes-Merton option pricing model. Stock-based compensation expense recognized during a period is based on the higher of the grant-date fair value of the portion of share-based payment awards that is ultimately expected to vest, or actually vest, during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 25, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and compensation expense for the share-based payment awards granted subsequent to December 25, 2005 based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Compensation expense for all share-based payment awards was recognized using the straight-line attribution method reduced for estimated forfeitures. The Company does not have sufficient historical forfeiture experience related to its own stock-based awards. Therefore, the Company estimated forfeitures based on the average of its own fiscal 2006 forfeiture rate and AMD’s historical forfeiture rates, as the Company believes these forfeiture rates to be the most indicative of its own expected forfeiture rate. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Pension and Post-retirement Benefits

The Company provides a pension plan for certain employees of Spansion Japan, and as a result, the Company has significant pension benefit costs and credits that are computed and recorded in the Company’s financial statements based on actuarial valuations. The actuarial valuations require assumptions and methods which must be used to develop the best estimate of the benefit costs. These valuation assumptions include salary growth, long-term return on plan assets, discount rates and other factors. The salary growth assumptions reflect the Company’s future and near-term outlook for salary growth within the industry. Long-term return on plan assets is determined based on historical results in the debt and equity markets and management’s expectation of the current economic environment and the allocation target and expected future yields of each asset class. The discount rate assumption is based on current investment yields on Japanese government long-term bonds, as no deep corporate market exists for high quality corporate debt instruments. Actual results that differ from these assumptions are accumulated and amortized over the future life of the plan participants. While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the pension costs and obligations.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issue Task Force (EITF) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Statement No. 43.” Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate. If such benefits are deemed to accumulate, they should be accrued for, as compensation expense over the employee’s requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. The Company adopted this Issue beginning January 1, 2007 using the cumulative effect adjustment approach. The effect of this adoption resulted in an additional increase to the Company’s sabbatical liability and accumulated deficit of approximately $10 million as of the beginning of fiscal 2007.

The Company’s Sabbatical Program provides for eight weeks of paid leave for salaried (exempt) employees in the United States upon the completion of seven years of service. In addition, the Company’s Recognition Trip Program provides for one week of paid leave and a fixed cash compensation for hourly (non-exempt) employees in the United States who have completed seven years of service. Prior to the adoption of the Issue, the Company accounted for the above programs only after the completion of the seven years by the eligible employees because none of the benefits vested or accreted to the employee until completion of the full seven years of service. With the adoption of Issue 06-2, the Company account for the programs by recording the estimated total program payouts upon attaining the requisite service conditions as compensation expense ratably over each employee’s requisite service period.

In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to Statement 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining a tax position is greater than 50 percent, then the tax position is warranted and recognition should be at the largest amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. The Company is currently evaluating the impact of adoption of FIN 48, and the Company expect to adopt FIN 48 as required for the fiscal year beginning January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under Statement 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income in equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Statement 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable to the Company because the Company already uses a year end measurement date for its pension plan. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158, the effect of which is disclosed in Note 14.

4. Stock-Based Compensation

AMD Stock Options

Through December 25, 2005, AMD granted stock options to the Company’s employees with an aggregate grant-date value of approximately $19.4 million. The Company paid AMD approximately $8.5 million and $0.9

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

million for stock options during the years ended December 31, 2006 and December 25, 2005, respectively. The Company’s outstanding liability to AMD for stock option reimbursements as of December 25, 2005 was approximately $17.1 million. On November 21, 2006, the Company closed a public offering of its Class A common stock held by AMD and Fujitsu. As a result of the offering, AMD’s ownership interest in the Company dropped below 30 percent and, by their terms all unvested AMD stock options and AMD RSU awards held by the Company’s employees were forfeited and cancelled. The Company wrote off its remaining liability to AMD of approximately $9.2 million against additional paid-in capital, a component of stockholders’ equity, because the original agreed upon value of these awards to be paid to AMD was recorded as a reduction of contributed capital, a component of stockholders’ equity. In addition, upon cancellation of the options in the fourth quarter of fiscal 2006, the Company reversed approximately $6 million of previously recorded compensation expense associated with these cancelled awards, which had been recorded using variable fair value accounting pursuant to ETIF Issues 98-16 and 00-12.

Spansion Stock-Based Incentive Compensation Plans

Plan Description

As of December 31, 2006, the Company had one stock-based incentive plan, the 2005 Equity Incentive Plan, under which 9,500,000 shares of Class A common stock have been reserved and made available for issuance in the form of equity awards, including incentive and nonqualified stock options and RSU awards. The 2005 Equity Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors, and that committee has the authority to, among other things, grant awards, delegate certain of its powers, accelerate or extend the vesting or exercisability of awards and determine the date of grant of an award. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated or forfeited, or fail to vest will again be available for grant under the 2005 Equity Incentive Plan. The maximum term of any stock option granted under the 2005 Equity Incentive Plan is 10 years from the date of grant and the exercise price of each option is determined under the applicable terms and conditions as approved by the Compensation Committee.

The 2005 Equity Incentive Plan provides awards that may be granted to an officer or employee, a consultant or advisor, or a non-employee director of the Company or its subsidiaries; provided that, the incentive stock options granted under the 2005 Equity Incentive Plan may only be granted to employees of the Company or its subsidiaries. The exercise price of each incentive stock option is required to be not less than 100 percent of the fair market value of the Company’s Class A common stock on the date of grant (not less than 110 percent if such stock option is granted to a person who has more than 10 percent of the total voting power of all classes of the Company’s stock).

The 2005 Equity Incentive Plan provides for payment of the exercise price of options in the form of, among other things, cash, services rendered, notice and third party payments as authorized by the Compensation Committee, delivery of shares of common stock and cashless exercise with a third party who provides financing for the purposes of the purchase or exercise of the award.

The Compensation Committee may, in its discretion, accelerate vesting of awards under the plan under certain circumstances, including:

•

the acquisition by a person other than AMD or its affiliates of more than 33 percent of either the then outstanding shares of the Company’s common stock or the combined voting power entitled to vote in the election of directors, except for any such acquisition by Fujitsu or its affiliates so long as such level of ownership is (1) less than AMD’s level of ownership in such securities and (2) not more than 40 percent of the Company’s outstanding shares of the Company’s common stock or the combined power entitled to vote in the election of directors;

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

•	a change in the Board such that individuals who comprised the Board at the effective date of the 2005 Equity Incentive Plan cease to constitute at least a majority of the Board; and

•	the consummation of a reorganization, share exchange, merger, consolidation, or a sale or other dispositions of all or substantially all of the Company’s assets.

Shares Available to Grant

Number of awards available for grant under the 2005 Equity Incentive Plan:

Amounts reserved for grant	9,500,000
Stock options granted through December 31, 2006, net of cancelled stock options	(2,134,906)
Restricted stock awards granted through December 31, 2006, net of cancelled restricted stock awards	(3,749,503)

Shares available for grant	3,615,591

The Company grants stock options that generally vest ratably over a period of four years and expire if not exercised by the seventh anniversary of the grant date. RSU awards have no exercise price or expiration date. The Company grants RSU awards that generally vest ratably over a four-year period, except for awards of 2.3 million shares granted on the date of the Company’s IPO (December 15, 2005), which vested 25 percent on April 28, 2006 and the remainder in equal installments quarterly over the remaining 36 months.

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense, by financial statement caption, resulting from the Company’s stock options and RSU awards under Statement 123(R) for the year ended December 31, 2006:

Year Ended Dec. 31, 2006
(in thousands)
Cost of sales	$8,653
Research and development	4,326
Marketing, general and administrative	4,326

Stock-based compensation expense under Statement 123(R) before income taxes(1)	17,305

Income tax benefit(2)	—

Stock-based compensation expense under Statement 123(R) after income taxes(1)	$17,305

(1)	Stock-based compensation expense under Statement 123(R) does not include the compensation expense of AMD stock options and AMD RSU awards granted to the Company’s employees, which were accounted for under EITF Issue Nos. 96-18 and 00-12.
(2)	There is no income tax benefit relating to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities continue to be subject to a full valuation allowance.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The weighted average fair value of the Company’s stock options granted in the year ended December 31, 2006 and December 25, 2005 was $7.82 and $6.87 per share, respectively. The Company did not provide stock-based compensation to its employees or third parties prior to the IPO on December 15, 2005. The fair value of each stock option was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants:

	Weighted Average for the Year Ended Dec. 31, 2006	Weighted Average for the Year Ended Dec. 25, 2005
Expected volatility	58%	66%
Risk-free interest rate	4.82%	4.54%
Expected term (in years)	4.60	4.61
Dividend yield	0%	0%

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

As of December 31, 2006, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $42.1 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2010.

Pro Forma Stock-Based Compensation

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Statement 123 to options granted under the Company’s stock option plan for fiscal 2005 and 2004. The pro forma stock-based compensation includes the impact for AMD stock options awarded to Spansion employees.

	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004
	(in thousands, except per share amounts)
Net loss—as reported	$(304,116)	$(19,702)
Stock-based compensation expense related to stock-based awards, net of tax	(3,421)	(1,040)

Net loss, including the effect of stock-based compensation expense	$(307,537)	$(20,742)

Basic and diluted net loss per common share—as reported	$(4.15)	$(0.27)
Basic and diluted net loss per common share—pro forma	$(4.19)	$(0.29)

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock Option and Restricted Unit Activity

The following table summarizes stock option activity and related information for the period presented:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options:
Outstanding as of December 26, 2005(1)	1,949,750	$12.00
Granted	462,500	$14.93
Cancelled	(277,344)	$12.00

Outstanding as of December 31, 2006	2,134,906	$12.63	6.08	$4,761

Exercisable as of December 31, 2006(2)	35,156	$12.00	5.96	$101

(1)	Outstanding shares at the beginning of fiscal 2006 were the shares granted upon Company’s IPO on December 15, 2005
(2)	There were 35,156 shares vested during the year ended December 31, 2006, with a total grant date fair value of approximately $241,000.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.86 as of December 31, 2006, which would have been received by the stock option holders had all stock option holders exercised their stock options as of that date.

The following table summarizes RSU award activity and related information for the period presented:

	Number of Shares	Weighted- Average Grant-date Fair Value
Restricted Stock Units:
Unvested as of December 26, 2005(1)	3,604,090	$12.00
Granted	362,434	$15.23
Cancelled	(217,021)	$13.02
Vested	(825,888)	$12.00

Unvested as of December 31, 2006	2,923,615	$12.33

(1)	Unvested shares at the beginning of fiscal 2006 were the shares granted upon Company’s IPO on December 15, 2005

Employee Stock Purchase Plan

The 2005 Employee Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code with the purpose of providing eligible employees (including officers) and eligible employees of participating subsidiaries with an opportunity to purchase Class A common stock through payroll deductions. The 2005 Employee Stock Purchase Plan would allow eligible and participating employees to purchase, through payroll deductions, shares of Class A common stock at a discount, not to exceed 15 percent, applied to either (1) the fair market value per share of Class A common stock on the first business date of an offering period, or (2) the fair market value per share of Class A common stock on the last business date of that offering period. The Company has reserved 2,250,000 shares of Class A common stock available for

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

issuance under this plan. As of December 31, 2006, no shares have been issued under this plan and the Company has not determined whether it will issue shares under this plan in the future. The 2005 Employee Stock Purchase Plan, if implemented, will be administered by the Compensation Committee.

5. Related Party Transactions

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

The following tables present significant related party transactions and account balances between the Company and AMD (See Note 9 for separate disclosure of debt obligations to related parties):

	Year Ended Dec. 31, 2006	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004
	(in thousands)
Net sales to AMD(1)	$336,172	$1,114,150	$1,211,033

Cost of sales:
Royalties to AMD	$6,228	$13,760	$18,080

Service fees to AMD:
Cost of sales	$3,276	$21,397	$21,915
Research and development	11,591	21,213	27,614
Marketing, general and administrative	19,981	50,229	56,697

Service fees to AMD(2)	$34,848	$92,839	$106,226

Cost of employees seconded from AMD:
Marketing, general and administrative	$—	$1,199	$1,524

	Dec. 31, 2006	Dec. 25, 2005
	(in thousands)
Trade accounts receivable from AMD, net of allowance for doubtful accounts	$3,400	$205,351
Other receivables from AMD	$2,325	$13,850
Accounts payable to AMD	$1,513	$97,844
Royalties payable to AMD	$3,130	$6,384
Accrued liabilities to AMD	$43	$17,434

(1)	In the second quarter of fiscal 2006, the Company began selling its products directly to the customers previously served by AMD.
(2)	Service fees to AMD are net of reimbursements from AMD for services provided to AMD by the Company.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The following tables present the significant related party transactions and account balances between the Company and Fujitsu (See Note 9 for separate disclosure of debt obligations to related parties):

	Year Ended Dec. 31, 2006	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004
	(in thousands)
Net sales to Fujitsu	$932,623	$888,655	$1,051,194

Cost of sales
Royalties to Fujitsu	$6,228	$13,760	$18,080
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	117,999	69,219	66,525
Subcontract manufacturing purchases from Fujitsu	15,041	35,150	74,800
Commercial die purchases from Fujitsu	51,054	94,327	141,117

Service fees to Fujitsu:
Cost of sales	$2,269	$3,271	$3,662
Research and development	2,453	6,501	18,449
Marketing, general and administrative	4,220	10,339	11,382

Service fees to Fujitsu	$8,942	$20,111	$33,493

Cost of employees seconded from Fujitsu:
Cost of sales	$27	$742	$1,333
Research and development	61	4,280	8,241
Marketing, general and administrative	95	2,135	3,774

Cost of employees seconded from Fujitsu	$183	$7,157	$13,348

	Dec. 31, 2006	Dec. 25, 2005
	(in thousands)
Trade accounts receivable from Fujitsu	$190,328	$199,224
Other receivables from Fujitsu	$—	$217
Accounts payable to Fujitsu	$13,046	$25,957
Royalties payable to Fujitsu	$3,130	$6,384
Accrued liabilities to Fujitsu	$4,970	$—

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

Fujitsu provides test and assembly services to the Company on a contract basis. Also, the Company purchases commercial die from Fujitsu, which are packaged together with the Company’s Flash memory devices.

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

6. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities, trade receivables and foreign currency forward contracts. The Company places its cash equivalents and marketable securities with high quality credit financial institutions and, by policy, limits the amount of credit exposure with any one financial institution.

Concentration of credit risk with respect to trade receivables exists because the Company sells a significant portion of its products directly to Fujitsu. Trade accounts receivable from Fujitsu comprised approximately 48 percent and 49 percent of the total consolidated trade accounts receivable balance as of December 31, 2006 and December 25, 2005, respectively. However, the Company does not believe the receivable balances from the related party subject the Company to significant credit risk as historical losses have not been significant and Fujitsu’s own customer base represent a large number of geographically diverse companies. Fujitsu is required to pay its trade receivables regardless of whether it can collect from its customers. The Company does not require collateral or other security from Fujitsu.

The counterparties relating to the Company’s financial activities, including investing, borrowing and foreign exchange hedging, consist of large international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit ratings and limits the financial exposure and the notional amount of agreements entered into with any one financial institution. While the notional amounts of derivative financial instruments are often used to express the volume of these transactions, the potential accounting loss on these transactions if all counterparties failed to perform is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties. As of December 31, 2006 and December 25, 2005, the Company had a total notional amount of approximately $10.9 million and $49.6 million, respectively, in outstanding foreign currency forward exchange contracts. Foreign currency gains and losses were not significant for the periods presented.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Financial Instruments

Marketable securities held by the Company as of December 31, 2006 and December 25, 2005 are as follows:

	Amortized Cost	Gross Unrealized Gains		Fair Value
	(in thousands)
2006
Cash equivalents:
Money market funds	$67,000	$		$67,000
Commercial paper	565,660			565,660

Total cash equivalents	632,660		—	632,660

Marketable securities:
Auction rate securities	125,975			125,975

Total marketable securities	125,975		—	125,975

Total cash equivalents and marketable securities	$758,635		$—	$758,635

2005
Cash equivalents:
Money market funds	$59,000		$—	$59,000
Commercial paper	336,141		—	336,141

Total cash equivalents	395,141		—	395,141

Marketable securities:
Auction rate preferred stocks	15,000		—	15,000
Commercial paper	177,086		—	177,086
Investment in equity securities	20,000		7,291	27,291

Total marketable securities	212,086		7,291	219,377

Total cash equivalents and marketable securities	$607,227		$7,291	$614,518

As of December 31, 2006, all investments in the Company’s portfolio were either cash equivalents or marketable securities, which, with the exception of auction rate securities, scheduled to mature within next twelve months. The auction rate securities are classified as short-term as they are intended to be used in current operations, and have rate and liquidity resets of 35 days or less.

As of December 31, 2006, the Company’s marketable securities approximated the fair market values of the securities and the unrealized gains and losses on these securities were not significant. As of December 25, 2005, the Company had recorded an unrealized gain of approximately $7.3 million in other comprehensive loss on its investment in certain publicly-traded equity securities. In fiscal 2006 the Company sold this investment in its entirety and realized a gain on the sale of $6.9 million.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Other Financial Instruments

The fair value of the Company’s fixed rate long-term debt is estimated by considering the Company’s credit rating, the interest rates and the terms of the debt. The fair value of the Company’s variable rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	Dec. 31, 2006		Dec. 25, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Debt obligations	980,307	1,024,926	359,803	359,803
Debt obligations to related parties	500	500	183,915	183,915

Total debt obligations	$980,807	$1,025,426	$543,718	$543,718

The fair value of the Company’s accounts receivable and accounts payable approximate their carrying value based on existing payment terms. As of December 31, 2006 and December 25, 2005, the fair values of the Company’s foreign currency forward contracts were not significant.

8. Warranties and Indemnities

The Company offers a one-year limited warranty for its Flash memory products.

Changes in the Company’s liability for product warranty during the years ended December 31, 2006 and December 25, 2005 are as follows:

	Dec. 31, 2006	Dec. 25, 2005
	(in thousands)
Balance, beginning of fiscal year	$1,000	$600
Provision for warranties issued	4,529	2,418
Settlements	(5,562)	(5,246)
Changes in liability for pre-existing warranties during the period, including expirations	1,383	3,228

Balance, end of fiscal year	$1,350	$1,000

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	Dec. 31, 2006	Dec. 25, 2005
	(in thousands)
Debt obligations to related parties:
Spansion China Line of Credit	$—	$15,000
Spansion Penang Loan	—	4,833
Spansion Penang Building Loan	—	5,112
Senior Subordinated Notes	—	158,970
Promissory Note	500	—

Total debt obligations to related parties	500	183,915
Debt obligations to third parties:
Spansion Japan Term Loan	—	72,274
Spansion China Bank Enterprise Cooperation Revolver	7,925	18,722
Spansion Japan Revolving Credit Facility	—	43,020
Senior Notes	228,231	225,787
Spansion Japan 2006 Revolving Credit Facility	8,402	—
Spansion Penang Loan	3,543	—
Spansion Japan 2006 Merged Revolving Credit Facility	16,804
Exchangeable Senior Subordinated Debentures	207,000	—
Spansion Japan 2006 Uncommitted Revolving Credit Facility	8,402
Senior Secured Term Loan Facility	500,000	—
Obligations under capital leases	137,240	215,895

Total debt obligations to third parties	1,117,547	575,698

Total debt obligations	1,118,047	759,613
Less: current portion	108,374	233,555

Long-term debt and capital lease obligations, less current portion	$1,009,673	$526,058

Debt Obligations to Related Parties

Spansion China Line of Credit

As part of the reorganization in 2005, the Company assumed $60 million of unsecured debt, payable by the Company’s subsidiary in the People’s Republic of China, Spansion China Limited, to AMD and its subsidiary in Singapore, Advanced Micro Devices (Singapore) Pte., or AMD Singapore.

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

In January 2006, AMD’s loan to Spansion Penang, more fully described under “Debt Obligations to Third Parties—Spansion Penang Loan” below, was transferred from AMD to a third-party financial institution.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Senior Subordinated Notes

On December 21, 2005, the Company issued to AMD $175 million aggregate principal amount of its 12.75% Senior Subordinated Notes Due 2016. The senior subordinated notes were issued at 90.828 percent of face value, resulting in net proceeds of approximately $158.9 million.

On June 12, 2006, the Company repurchased and cancelled the 12.75% Senior Subordinated Notes. The Company recognized a loss on early extinguishment of debt of approximately $17.3 million as a result of the repurchase of these notes. The loss included the write-off of debt issuance costs of approximately $2.0 million and the write-off of unamortized debt discount of approximately $15.3 million.

Promissory Note

On February 27, 2006, the Company purchased a software license from AMD and, as payment, the Company issued a $3.0 million promissory note to AMD. As of December 31, 2006, the Company has repaid $2.5 million of the principal of the promissory note. The remaining balance of $0.5 million is due in the first quarter of 2007.

Debt Obligations to Third Parties

Spansion Japan Term Loan

Spansion Japan entered into a term loan with a Japanese financial institution in September 2003.

On December 30, 2005, Spansion Japan voluntarily prepaid and terminated the Spansion Japan Term Loan agreement. There were no penalties associated with the prepayment and termination of this loan agreement.

Spansion China Bank Enterprise Cooperation Revolver

On December 1, 2005, Spansion China entered into a bank enterprise cooperation agreement with a local financial institution, effective as of October 24, 2005. Under the terms of the agreement, Spansion China may draw under two credit facilities, equal to U.S. $26 million and RMB 176 million (approximately $22 million as of October 24, 2005), respectively. Borrowings must be used for working capital purposes. The two credit facilities terminate on June 22, 2008. The interest rate for each loan denominated in RMB is a floating rate per annum and is set at the time each revolving loan agreement is entered into. The interest rate may thereafter be adjusted every 12 months at a rate equal to the benchmark rate published by the People’s Bank of China for RMB loans of the same term less a ten percent discount. The interest rate for each loan denominated in U.S. dollars is a floating rate per annum and is initially set at the time each revolving loan agreement is entered into, ranging from 5.39 percent to 6.61 percent for the outstanding balance as of December 31, 2006. The interest rate is thereafter adjusted every six months at a rate equal to the six-month LIBOR plus one percent. The U.S. dollar denominated revolving loan agreements are unsecured. Under the terms of the agreements, Spansion China is prohibited from encumbering any of its assets.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006 and December 25, 2005, the amount outstanding under the U.S. dollar denominated loan agreement was approximately $7.9 million and $8.3 million, respectively. There was no amount outstanding under RMB credit facility as of December 31, 2006. The total amount outstanding under the RMB denominated loan agreement was approximately RMB 84 million (approximately $10.4 million) as of December 25, 2005. The dollar amounts for these RMB loans were calculated using an exchange rate as of December 25, 2005.

Spansion Japan Revolving Credit Facility

On September 20, 2005, Spansion Japan entered into an uncommitted revolving credit facility agreement with a certain Japanese financial institution in the aggregate principal amount of up to 5.0 billion yen (approximately $45 million as of September 20, 2005).

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

Senior Notes

On December 21, 2005, the Company completed an offering of $250 million aggregate principal amount of 11.25% Senior Notes due 2016. The Senior Notes were issued at 90.302 percent of face value, resulting in net proceeds to the Company of approximately $218.1 million after deducting the initial purchasers’ discount and estimated offering expenses. The Senior Notes are general unsecured senior obligations of Spansion LLC and will rank equal in right of payment with any of the Company’s existing and future senior debt. Interest is payable on January 15 and July 15 of each year beginning July 15, 2006 until the maturity date of January 15, 2016.

Certain events may result in the accelerated maturity of the Senior Notes, including a default in any interest, principal or premium amount payment; a merger, consolidation or sale of all or substantially all of the Company’s property; a breach of covenants in the senior notes or the respective indenture; a default in certain debts; or if a court enters certain orders or decrees under any bankruptcy law. Upon occurrence of one of these events, the principal of and accrued interest on all of the senior notes, as the case may be, may become immediately due and payable. If the Company incurs any judgment for the payment of money in an aggregate amount in excess of $50 million or takes certain voluntary actions in connection to insolvency, all amounts on the Senior Notes shall become due and payable immediately.

Spansion Japan 2006 Revolving Credit Facility

On December 26, 2005, Spansion Japan entered into an uncommitted revolving credit facility agreement with a certain Japanese financial institution in the aggregate principal amount of up to 3.0 billion yen (or up to approximately $25.2 million as of December 31, 2006). Because the amount subject to the credit facility is denominated in yen, the dollar amount stated above is subject to change based on applicable exchange rates.

Spansion Japan may, pursuant to the terms of the credit facility, borrow amounts in increments of 50 million yen (approximately $420,000 as of December 31, 2006), which may remain outstanding for up to three months. Amounts borrowed under the credit facility bear interest at a rate equal to the Tokyo Interbank Offered Rate, or TIBOR, at the time of the drawdown, plus a margin of 0.5 percent per annum.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The credit facility terminates on December 26, 2007 unless terminated earlier in the event of default, or by either party upon written notice in accordance with the terms of the credit facility.

On December 15, 2006, Spansion Japan borrowed 1.0 billion yen (approximately $8.4 million as of December 31, 2006) under this facility. This amount bears interest at a rate of 1.05 percent and must be repaid no later than March 15, 2007.

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

Spansion Japan 2006 Merged Revolving Credit Facility

On March 31, 2006, Spansion Japan entered into an Amended and Restated Uncommitted Revolving Credit Facility Agreement with a Japanese financial institution (the Spansion Japan 2006 Merged Revolving Credit Facility), which provides for a revolving credit facility in the aggregate principal amount of up to 8.0 billion yen (or up to approximately $67.2 million as of December 31, 2006). The Spansion Japan 2006 Merged Revolving Credit Facility replaced the Spansion Japan Revolving Credit Facility and Spansion Japan Uncommitted Revolving Credit Facility as a result of the merger of the two respective financial institutions that had previously provided those separate facilities.

Pursuant to the terms of the Spansion Japan 2006 Merged Revolving Credit Facility, Spansion Japan may borrow amounts in increments of 50 million yen (approximately $420,000 as of December 31, 2006), which may remain outstanding in monthly increments of up to three months. Amounts borrowed bear interest at a rate equal to TIBOR, at the time of the drawdown, plus a margin of 0.5 percent per annum.

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

All of Spansion Japan’s debts under the Spansion Japan 2006 Merged Revolving Credit Facility will automatically become due and payable without any notice or demand if proceedings of bankruptcy, insolvency, dissolution or similar matters are initiated by or against Spansion Japan. All of the debts under this credit facility will become due and payable upon notice to Spansion Japan by the lenders in an event of default, which includes, among other things, the following: a default in performance of payment; any of Spansion Japan’s debts or guarantee obligations (other than those under Spansion Japan 2006 Merged Revolving Credit Facility) in an aggregate amount exceeding 10 million yen (approximately $84,000 as of December 31, 2006) become due and payable; or the suspension of the business of Spansion Japan by Spansion Japan or by a government authority, in each case if not cured within applicable time periods set forth in the Spansion Japan 2006 Merged Revolving Credit Facility.

The Spansion Japan 2006 Merged Revolving Credit Facility may be terminated in the event of default or by either party upon written notice in accordance with its terms.

On December 15, 2006, Spansion Japan borrowed 2.0 billion yen (approximately $16.8 million as of December 31, 2006) under this facility. This amount bears interest at a rate of 1.05 percent and must be repaid no later than March 15, 2007.

Exchangeable Senior Subordinated Debentures

In June 2006, Spansion LLC, the wholly owned operating subsidiary of the Company, issued $207.0 million of aggregate principal amount of 2.25% Exchangeable Senior Subordinated Debentures due 2016. The Debentures are general unsecured senior subordinated obligations and rank subordinate in right of payment to all of the Company’s senior indebtedness, including the Senior Notes, and senior in right of payment to all of the Company’s subordinated indebtedness. The Debentures bear interest at 2.25 percent per annum. Interest is payable on June 15 and December 15 of each year beginning December 15, 2006 until the maturity date of June 15, 2016.

The Debentures were not exchangeable prior to January 6, 2007. On January 6, 2007, the Debentures became exchangeable for shares of the Company’s Class A common stock, cash or a combination of cash and shares of such Class A common stock, at the Company’s option. Full conversion of the Debentures into shares would result in an initial exchange rate of 56.7621 shares of Class A common stock per debenture representing an initial exchange price of approximately $17.6174 per share of Spansion Inc. Class A common stock. The Company has reserved 11.7 million shares issuable upon conversion of the debentures. The debentures have not been exchanged for Class A common stock as of February 21, 2007.

The Company, at any time prior to maturity may make an irrevocable election to satisfy the exchange obligation in cash up to 100 percent of the principal amount of the debentures exchanged, with any remaining amount to be satisfied in shares of Class A common stock or a combination of cash and shares of Class A common stock at the above exchange ratio. In the event that the Company makes this irrevocable election, debenture holders may exchange their debentures only under the following circumstances:

•

during any fiscal quarter after the Company’s fiscal quarter ending April 1, 2007 (and only during such fiscal quarter) if the sale price of Spansion Inc. Class A common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than or equal to 120 percent of the conversion price per share of the Spansion Inc. Class A common stock;

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

•

subject to certain exceptions, during the five business day period following any five consecutive trading day period in which the trading price of the debentures for each day of such period was less than 98 percent of the product of the sale price of the Spansion Inc. Class A common stock and the number of shares issuable upon exchange of $1,000 principal amount of the debentures; or

•

Upon the occurrence of specified corporate events that constitute a fundamental change of the Company under certain circumstances. The holders of the Debentures will have the ability to require the Company to repurchase the Debentures in whole or in part for cash in the event of a fundamental change of the Company. In such case, the repurchase price would be 100 percent of the principal amount of the Debentures plus any accrued and unpaid interest.

Spansion Japan 2006 Uncommitted Revolving Credit Facility

On September 29, 2006, Spansion Japan entered into an Uncommitted Revolving Credit Facility Agreement with a Japanese financial institution (the Spansion Japan 2006 Uncommitted Revolving Credit Facility), which provides for a revolving credit facility in the aggregate principal amount of up to 2.0 billion yen (or up to approximately $16.8 million as of December 31, 2006).

Pursuant to the terms of the Spansion Japan 2006 Uncommitted Revolving Credit Facility, Spansion Japan may borrow amounts in increments of 50 million yen (approximately $420,000 as of December 31, 2006), which may remain outstanding in monthly increments of up to three months. Amounts borrowed bear interest at a rate equal to TIBOR, at the time of the drawdown, plus a margin of 0.5 percent per annum.

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

All of Spansion Japan’s debts under the Spansion Japan 2006 Uncommitted Revolving Credit Facility will automatically become due and payable without any notice or demand if proceedings of bankruptcy, insolvency, dissolution or similar matters are initiated by or against Spansion Japan. All of the debts under this credit facility will become due and payable upon notice to Spansion Japan by the lenders in an event of default, which includes, among other things, the following: a default in performance of payment; any of Spansion Japan’s debts or guarantee obligations (other than those under Spansion Japan 2006 Uncommitted Revolving Credit Facility) in an aggregate amount exceeding 10 million yen (approximately $84,000 as of December 31, 2006) become due and payable; or the suspension of the business of Spansion Japan by Spansion Japan or by a government authority, in each case if not cured within applicable time periods set forth in the Spansion Japan 2006 Uncommitted Revolving Credit Facility.

The Spansion Japan 2006 Uncommitted Revolving Credit Facility may be terminated in the event of default or by either party upon written notice in accordance with its terms.

On December 15, 2006, Spansion Japan borrowed 1.0 billion yen (approximately $8.4 million as of December 31, 2006) under this facility. This amount bears interest at a rate of 1.05 percent and must be repaid no later than March 15, 2007.

Senior Secured Term Loan Facility

On November 1, 2006, Spansion LLC entered into a new senior secured term loan facility with a certain domestic financial institution, as administrative agent, and the lenders party thereto, in the aggregate amount of

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

$500 million. The Company, along with STI, Spansion International, Inc. and Cerium Laboratories LLC, or Cerium, are guarantors of Spansion LLC’s obligations under the senior secured term loan facility. Amounts borrowed under the senior secured term loan facility bear interest equal to either (at Spansion LLC’s option) (a) LIBOR, plus a 3.0 percent margin or 2.75 percent margin depending upon the Company’s credit rating or (b) the base rate, defined as the higher of (i) the administrative agent’s prime rate and (ii) the federal funds rate (as defined in the credit agreement for the senior secured term loan facility) plus 0.50 percent, plus a 2.0 percent margin or 1.75 percent margin depending upon the Company’s credit rating. The senior secured term loan facility will terminate and all outstanding borrowings must be repaid no later than November 3, 2012.

In connection with the senior secured term loan facility, the Company and each of Spansion LLC, STI, Spansion International and Cerium, collectively referred to as the loan parties, executed a pledge and security agreement pursuant to which the administrative agent received a first priority security interest in (a) all present and future capital stock of each of the Company’s present and future direct and indirect subsidiaries, limited in the case of foreign subsidiaries to a pledge of 65 percent of the capital stock of each first-tier foreign subsidiary, (b) all present and future debt of each loan party, but excluding certain intercompany debt to a foreign subsidiary, (c) all present and future other property and assets of each loan party, but excluding intellectual property and any equipment subject to a lien securing a capitalized lease permitted by the credit agreement for the senior secured term loan facility, and (d) all proceeds and products of the property and assets described above. The net book value of the pledged assets as of December 31, 2006 was approximately $663.5 million.

Pursuant to the terms of the senior secured term loan facility, and subject to certain exceptions, Spansion LLC and its subsidiaries are limited in their ability, among other things, to:

•	create or permit liens;

•

incur indebtedness, subject to certain exceptions, including existing indebtedness under Spansion LLC’s 11.25% Senior Notes indenture, Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures indenture, the senior secured revolving credit facility, capital leases not to exceed 15 percent of Spansion Inc.’s total assets, indebtedness of acquired subsidiaries existing at the time of such acquisition and up to $500 million for capital expenditures at SP1;

•	make or hold investments above certain thresholds;

•	have interest coverage and minimum liquidity of less than specified amounts;

•	consolidate, merge or sell assets as an entirety or substantially as an entirety;

•	make any disposition of properties, including any sale leaseback transaction;

•	make certain distributions, stock redemptions or other payments on account of any equity interests;

•	enter into certain types of transactions with affiliates;

•	make or become obligated to make any capital expenditures except for those in the ordinary course of business not to exceed specified amounts; and

•	voluntarily prepay any indebtedness.

In addition, under the senior secured term loan facility, the Company is not permitted to engage in any business or activity other than, among other things, holding equity interests in Spansion LLC and STI and activities incidental to being a publicly traded company.

Amounts outstanding under the senior secured term loan facility may become immediately due and payable upon the occurrence of specified events, including, among other things: failure to pay any obligations under the senior secured term loan facility; the breach of any representation or warranty or certain covenants; any default in

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

the payment when due of indebtedness of more than $25 million; filings or proceedings in bankruptcy; judgments or awards entered against the Company, Spansion LLC, STI, Spansion International, Cerium or any subsidiaries involving aggregate liability of $10 million or more; or a change of control (as defined in the credit agreement for the senior secured term loan facility).

Senior Secured Revolving Credit Facility

On November 1, 2006, Spansion LLC, the agent and the other lenders party to the senior secured revolving credit facility amended the credit agreement and the security agreement in connection therewith, and the Company, STI and Spansion International entered into certain new pledge agreements. Pursuant to the amendment to the revolving facility credit agreement, lenders consented to the incurrence of the senior secured term loan facility and the grant of related liens, and the amount available under the revolving credit facility was amended to be based on the sum of 85 percent of accounts receivable meeting eligibility requirements, plus the lesser of (i) $10 million and (ii) 25 percent of eligible foreign accounts receivable, minus reserves established by the agent in its reasonable credit judgment. In addition, pursuant to the amendment, subject to certain limitations, the equity interests in Spansion LLC owned by the Company and by STI, the equity interests in foreign subsidiaries owned by Spansion International and Spansion LLC’s equipment, inventory and equity interests in its foreign subsidiaries were added as the collateral securing the revolving credit facility. This resulted in the revolving credit facility lenders and the senior secured term loan lenders holding substantially similar security. The relative priorities of the classes of lenders in various types of collateral is set forth in an intercreditor agreement between the agent for the revolving credit facility lenders and the agent for the senior secured term loan lenders.

As of December 31, 2006 and December 25, 2005, no amounts were outstanding under this revolving credit facility.

Obligations under Capital Leases

On September 29, 2006, the Company entered into a sale-leaseback transaction with a third-party financial institution for certain equipment in the amount of $29.1 million of cash proceeds. Upon execution of the agreements, the equipment had a net book value of approximately $30.7 million. As the term on the leaseback transaction is more than 75 percent of the remaining estimated economic life of the equipment, the Company accounted for the leaseback transaction as a capital lease. The equipment leases shall terminate on September 29, 2010, unless terminated earlier in the event of default, or by either party upon written notice in accordance with the terms of the equipment lease. As of December 31, 2006, the outstanding lease obligation under this agreement was approximately $26.2 million.

On December 19, 2006, the Company entered into a sale-leaseback transaction with a third-party financial institution for certain equipment in the amount of $18.5 million of cash proceeds. Upon execution of the agreements, the equipment had a net book value of approximately $18.1 million. This transaction did not result in a significant gain or loss. As the present value of the minimum lease payments was more than 90 percent of the fair values of the equipment at the inception of the lease, the Company accounted for the leaseback transaction as a capital lease. The equipment leases shall terminate on December 19, 2011, unless terminated earlier in the event of default, or by either party upon written notice in accordance with the terms of the equipment lease. As of December 31, 2006, the outstanding lease obligation under this agreement was approximately $17.5 million.

As of December 31, 2006 and December 25, 2005, the Company had aggregate outstanding capital lease obligations of approximately $137 million and $216 million, respectively. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2011. Leased assets consist principally of machinery and equipment.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The gross amount of assets recorded under capital leases totaled approximately $320 million and $396 million as of December 31, 2006 and December 25, 2005, respectively and accumulated amortization of these leased assets was approximately $177 million and $229 million as of December 31, 2006 and December 25, 2005, respectively. These leased assets are included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense. AMD has guaranteed approximately $3 million and $36 million of the Company’s aggregate outstanding capital lease obligations as of December 31, 2006 and December 25, 2005, respectively. Fujitsu did not guarantee any of the Company’s outstanding capital lease obligations as of December 31, 2006. Fujitsu has guaranteed approximately $18 million of the Company’s aggregate outstanding capital lease obligations as of December 25, 2005.

Scheduled Maturities of Debt and Future Minimum Capital Lease Payments

For each of the next five years and beyond, the Company’s scheduled maturities of debt and future minimum capital lease payments outstanding as of December 31, 2006 are as follows:

	Debt Obligations to Related Parties	Other Debt	Capital Leases
Fiscal 2007	$500	$46,168	$73,418
Fiscal 2008	—	5,635	39,163
Fiscal 2009	—	4,273	29,178
Fiscal 2010	—	4,000	9,728
Fiscal 2011	—	4,000	6,765
2012 and beyond	—	938,000	—

	500	1,002,076	158,252
Less amount representing interest	—		(21,012)
Less amount representing discount	—	(21,769)	—

Total	$500	$980,307	$137,240

10. Guarantees of Company Debt by Related Parties

The following tables summarize the amounts guaranteed by AMD and Fujitsu related to the underlying liabilities of the Company:

Liabilities Guaranteed by AMD

	As of Dec. 31, 2006	As of Dec. 25, 2005
	(in thousands)
Spansion capital lease guarantees	$2,708	$35,851
Spansion operating lease guarantees	3,977	7,071

Total debt guaranteed by AMD	$6,685	$42,922

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Liabilities Guaranteed by Fujitsu

	As of Dec. 31, 2006	As of Dec. 25, 2005
	(in thousands)
Spansion Japan term loan guarantee(1)	$—	$72,274
Spansion capital lease guarantees	—	18,184
Spansion operating lease guarantees	223	722

Total debt guaranteed by Fujitsu	$223	$91,180

(1)	AMD agreed to reimburse Fujitsu 60 percent of any amount paid by Fujitsu under its guarantee of this loan.

The amounts above represent the principal amounts of the underlying obligations guaranteed by AMD and Fujitsu and are exclusive of obligations for interest, fees and expenses.

11. Commitments

Certain equipment and facilities are leased under various operating leases expiring at various dates through the year 2011. Certain of these leases contain renewal options. Rental expense was $28.9 million, $35.7 million and $30.6 million for the years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively.

Future minimum lease payments under operating leases and unconditional commitments to purchase manufacturing supplies and services as of December 31, 2006 are as follows:

	Operating Leases	Unconditional Purchase Commitments
	(in thousands)
Fiscal 2007	$35,807	$56,365
Fiscal 2008	26,881	21,487
Fiscal 2009	14,729	5,367
Fiscal 2010	1,234	3,546
Fiscal 2011	413	3,496

	$79,064	$90,261

AMD and Fujitsu have guaranteed approximately $4 million and $200,000, respectively, of the Company’s operating lease obligations as of December 31, 2006.

In June 2002, AMD and Fujitsu entered into a non-exclusive, perpetual license to manufacture and distribute a third-party company’s patented technology. AMD and Fujitsu agreed to pay this third-party company a running royalty based on AMD’s and Fujitsu’s annual cumulative net sales on the sale of products containing this technology. The royalty is triggered only if annual cumulative sales targets are met. The license to manufacture and distribute these products was assigned to the Company as of September 1, 2003. Royalty related to the sale of products containing this license was not significant in fiscal 2006 and fiscal 2005. The Company did not meet the minimum requirements to trigger royalty payments in fiscal 2004.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Interest Income and Other Income, Net

	Year Ended Dec. 31, 2006	Year Ended Dec. 26, 2005	Year Ended Dec. 26, 2004
	(in thousands)
Interest income	$21,738	$3,017	$2,708
Other income, net	369	156	490

	$22,107	$3,173	$3,198

13. Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended Dec. 31, 2006	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004
	(In thousands)
Current:
U.S. Federal	$(2,065)	$3,826	$—
U.S. State and Local	24	150	—
Foreign National and Local	2,373	1,105	21,207

	332	5,081	21,207

Deferred:
U.S. Federal	2,253	(2,637)	—
U.S. State and Local	—	(959)	—
Foreign National and Local	(4,800)	(24,111)	(35,220)

	(2,547)	(27,707)	(35,220)

Benefit for income taxes	$(2,215)	$(22,626)	$(14,013)

Pre-tax profit from foreign operations was $10 million for the year ended December 31, 2006. Pre-tax losses from foreign operations were $41 million for the year ended December 25, 2005 and $0.7 million for the year ended December 26, 2004.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and December 25, 2005 are as follows:

	Dec. 31, 2006	Dec. 25, 2005
	(In thousands)
Deferred tax assets:
Net operating loss carryovers	$88,633	$73,579
Deferred distributor income	16,489	14,432
Inventory valuation	6,604	13,639
Accrued expenses not currently deductible	11,322	12,676
Pension benefits	6,342	957
Property, plant and equipment	31,929	24,254
Federal and state tax credit carryovers	13,346	1,990
Stock-based compensation	2,850	—
Other	9,855	949

Total deferred tax assets	187,370	142,476
Less: valuation allowance	(158,168)	(63,920)

	29,202	78,556

Deferred tax liabilities:
Property, plant and equipment	(8,703)	(50,770)
Capitalized interest	(4,452)	(4,924)
Unrealized gain on investments	—	(2,552)
Unrealized gain on balance sheet translation	(1,096)	(3,482)
Other	(188)	(4,746)

Total deferred tax liabilities	(14,439)	(66,474)

Net deferred tax assets	$14,763	$12,082

In 2006, the net valuation allowance increased by $94 million primarily due to losses and tax credits generated in the U.S. and the net reversal of certain deferred tax liabilities from the prior year. In 2005, the net valuation allowance increased by $50 million primarily due to losses incurred in the U.S. and an increase in reinvestment allowances in Malaysia. In 2004, the net valuation allowance decreased by $6.1 million due to the realization of pension benefits and the utilization of tax loss carryforwards in China. In all periods discussed above, management concluded that valuation allowances were necessary in certain jurisdictions due to the Company’s historic net operating losses in those jurisdictions.

As of December 31, 2006, the Company had U.S. federal and state net operating loss carryforwards of approximately $241 million and $17, million respectively. These net operating losses, if not utilized, expire from 2016 to 2026. The Company had foreign net operating loss carryforwards of approximately $8 million that will expire in 2010. The Company also had U.S. federal and state tax credit carryovers of $17.2 million which expire from 2023 to 2026. Included in this amount are California state tax credits of $10.5 million which can be carried forward indefinitely.

If the Company conducts an offering of its common stock, it may experience an “ownership change” as defined in the Internal Revenue Code such that its ability to utilize its federal net operating loss carryforwards of approximately $241 million as of December 31, 2006 may be limited under certain provisions of the Internal

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Revenue Code. As a result, the Company may incur greater tax liabilities than it would in the absence of such a limitation and any incurred liabilities could materially adversely affect it.

The table below displays the reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes. For purposes of the reconciliation between the provision (benefit) for income taxes and the effective rate for the period prior to the IPO in the year ended December 25, 2005 and earlier periods, a notional U.S. rate of 35 percent is applied.

	Tax	Rate
	(In thousands, except for percentages)
Year Ended December 31, 2006
Statutory federal income tax expense	$(52,493)	35.0%
State taxes	24	—%
Foreign income at other than U.S. rates	(7,677)	5.1%
Reserve release	(6,399)	4.3%
Valuation allowance	64,330	(42.9)%

Benefit for income taxes	$(2,215)	1.5%

Year Ended December 25, 2005
Statutory federal income tax expense	$(114,360)	35.0%
State taxes, net of federal benefit	150	(0.1)%
Foreign income at other than U.S. rates	(8,500)	2.6%
Valuation allowance	100,084	(30.6)%

Benefit for income taxes	$(22,626)	6.9%

Year Ended December 26, 2004
Provision at U.S. notional statutory rate	$(11,801)	35.0%
Losses not subject to U.S. notional income tax	11,571	(34.3)%
Foreign income at other than U.S. rates	(7,680)	22.8%
Valuation allowance	(6,103)	18.1%

Benefit for income taxes	$(14,013)	41.6%

The Company’s operations in China and Penang currently operate under tax holidays, which will expire in whole or in part at various dates through 2013. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays was to decrease the Company’s net loss by approximately $2.3 million in fiscal year 2006 (less than $0.02 per share, diluted), $2.3 million in fiscal year 2005 (less than $.035 per share, diluted), $0.7 million in fiscal year 2004 (less than $0.01 per share, diluted).

The Company has made no provision for U.S. income taxes on approximately $374 million of cumulative undistributed earnings of certain foreign subsidiaries at December 31, 2006 because it is the Company’s intention to reinvest such earnings permanently. If such earnings were distributed, the Company would incur additional income taxes of approximately $107 million (subject to an adjustment for foreign tax credits). These additional income taxes may not result in income tax expense or a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

During fiscal year 2006, the Company resolved audits in Japan and Thailand that resulted in the reversal of the tax reserves of approximately $6.4 million.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

14. Employee Benefit Plans

Employee Pension Benefits

Through August 2005, certain employees of Spansion Japan were enrolled in a defined benefit pension plan and/or a lump-sum retirement benefit plan sponsored by Fujitsu. The Company, by agreement with Fujitsu, is required to fund those proportional benefit obligations attributable to the Company’s employees enrolled in these plans. Until September 1, 2005, the Company accounted for its participation in these plans as multiemployer plans wherein the expense recorded for the plans was equal to its annual cash contributions. The Company recorded estimated pension expense of approximately $5.7 million and $7.5 million for the years ended December 25, 2005 and December 26, 2004, respectively. There were no unpaid contributions for the year ended December 25, 2005.

Establishment of Spansion Japan Pension Plan

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

As part of the transfer of benefits from the EPF, the new Spansion Japan pension plan also received approximately $48.7 million in pension assets directly from the EPF trust.

As a result of the adoption of the plan and amendment to a cash balance formula, a prior service cost base was established for approximately $12.5 million an unrecognized net loss base was established for approximately $7.7 million and an additional minimum liability was recognized for $20.3 million.

Adoption of Statement 158

As disclosed in Note 3, on December 31, 2006, the Company adopted the pension accounting and disclosure provisions of Statement 158. The incremental effects of adopting the provisions of Statement 158 on the Company’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of Statement 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt Statement 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of Statement 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Application of Statement 158.”

	Prior to Adopting Statement 158	Effect of Adopting Statement 158	As Reported at Dec. 31, 2006
	(in thousands)
Other assets	35,628	(10,231)	25,397
Total assets	3,559,948	(10,231)	3,549,717
Other long-term liabilities	(3,531)	(522)	(4,053)
Accumulated other comprehensive income	68,953	10,753	79,706
Total stockholders’ equity	(1,856,513)	10,753	(1,845,760)
Total liabilities and stockholders’ equity	(3,559,948)	10,231	(3,549,717)

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The below tables summarizes the funded status of the plan components of the minimum pension liability and the related amounts recognized in the statement of financial position as of December 31, 2006:

	Dec. 31, 2006	Dec. 25, 2005
	(in thousands)
Change in Projected Benefit Obligation
Benefit obligation, beginning of year	$(76,024)	$(81,818)
Service cost	(5,123)	(1,612)
Interest cost	(1,517)	(376)
Actuarial (loss)/gain	87	2,931
Benefits paid	628	526
Foreign currency exchange rate changes	1,893	4,325

Benefit obligation, end of year	$(80,056)	$(76,024)

	Dec. 31, 2006	Dec. 25, 2005
	(in thousands)
Change in Projected Benefit Obligation
Change in Fair Value of Plan Assets
Fair value of plan assets, beginning of year	$63,705	$48,736
Actual return on plan assets	4,566	3,247
Employer contribution	11,448	14,468
Benefits paid	(628)	(526)
Foreign currency exchange rate changes	(1,827)	(2,220)

Fair value of plan assets at December 31, 2006	$77,264	$63,705

	Dec. 31, 2006	Dec. 25, 2005
	(in thousands)
Funded status	$(2,792)	$(12,319)
Unrecognized net actuarial loss	—	1,965
Unrecognized prior service cost	—	11,619

Amount recognized, end of year	$(2,792)	$1,265

Amount recognized in the statement of financial position consist of:
Current liability	$—	$—
Noncurrent liability	(2,792)	—
Prepaid benefit cost	—	1,265
Intangible asset	—	(11,619)
Accumulated other comprehensive income	—	(1,965)

	$(2,792)	$(12,319)

Amount recognized in accumulated other comprehensive income consist of:
Net actuarial loss/(gain)	$127	$—
Prior service cost	10,626	—

	$10,753	$—

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2006 and December 25, 2005 were as follows:

	Dec. 31, 2006	Dec. 25, 2005
	(in thousands)
Projected benefit obligation in excess of plan assets
Projected benefit obligation, end of year	80,056	76,024
Accumulated benefit obligation, end of year	79,534	76,004
Fair value of plan assets, end of year	77,264	63,705

The below table summarizes the weighted average assumptions used for purposes of calculating the benefit obligations as of December 31, 2006 and December 25, 2005:

	Dec. 31, 2006	Dec. 25, 2005
Discount rate	2.00%	2.00%
Average rate of compensation increase	2.70%	2.70%
Cash balance interest crediting rate	2.00%	2.00%

The Company uses Japanese government bonds for setting the discount rate. Japanese government 20-year bonds currently yield in the 2.0 percent range. Due to the current yield on the Japanese government 20-year bonds, the Company believes that a discount rate of 2.0 percent is appropriate as of December 31, 2006.

The below table summarizes the components of the net periodic pension expense:

	Dec 31, 2006	Period from Sept 1, 2005 to Dec 25, 2005
	(in thousands)
Service cost	$5,123	$1,612
Interest cost	1,517	376
Expected return on plan assets	(2,818)	(488)
Amortization of prior service cost	741	243

Total net periodic pension expense	$4,563	$1,743

Prior to September 1, 2005, the plan was not accounted for under single employer plan accounting; therefore, no prior calculation of net period pension expense was completed. However, in prior years, pension expense was recognized equal to cash contributions for the year of approximately $5.7 million and $7.5 million for the years ended December 25, 2005 and December 26, 2004, respectively.

The estimated amount of prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 is $724,000.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The below table summarizes the weighted average assumptions used for purposes of calculating the net periodic pension expense for the period ended December 31, 2006:

	Dec. 31, 2006	Dec. 25, 2005
Discount rate	2.00%	1.50%
Expected long-term return on plan assets	4.40%	2.50%
Average rate of compensation increase	2.70%	2.70%
Cash balance interest crediting rate	2.00%	1.50%

The pension plan’s investment policy is to invest in assets to best match liabilities and minimize underfunding and risks to the employer related to additional pension contributions. The Company is not currently anticipating investing in non-traditional investments. The long-term rate of return assumption was determined using the building block approach based upon the best estimate range of equity securities (both foreign and domestic) earning 5.0 to 8.0 percent and debt securities (both foreign and domestic) earning 0.5 to 6.0 percent as summarized below:

Asset Category	Target Allocation of Plan Assets	Expected Return by Asset Class
Equity Securities	40%	6.30%
Debt Securities	57%	3.40%
Cash	3%

Total	100%

The weighted-average asset allocations by asset category at December 31, 2006 and December 25, 2005 are as follows:

	Dec. 31, 2006	Dec. 25, 2005
Asset Category
Equity Securities	42%	46%
Debt Securities	55%	51%
Cash	3%	3%

Total	100%	100%

No plan assets are invested in employer securities and no future benefits are currently covered by insurance contracts issued by the insurer or related parties.

The Company expects to contribute $8.2 million to the Spansion Japan pension plan during the fiscal year ending December 30, 2007.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The below table summarizes the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

Fiscal Year	Expected Benefit Payments
2007	$488,000
2008	570,000
2009	701,000
2010	783,000
2011	984,000
2012-2016	7,570,000

Profit Sharing Program

Effective June 30, 2003 and through January 11, 2007, the Company elected to participate in AMD’s profit sharing program. Under that plan, the Company could allocate profit sharing contributions quarterly in any quarter in which it had an operating profit. Employees who had worked with the Company for three months or more were eligible to participate in the plan. Profit sharing expense under this plan was approximately $0, $0 and $3.3 million for the years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively.

Retirement Savings Plan

Effective June 30, 2003 and through January 11, 2007, the Company elected to participate in AMD’s retirement savings plan, commonly known as a 401(k) plan. Under that plan, the Company’s U.S. employees were able to contribute up to 100 percent of their pre-tax salary subject to Internal Revenue Service limits. The Company matched employee contributions at a rate of 50 cents on each dollar of the first six percent of participants’ contributions, to a maximum of three percent of eligible compensation. The Company’s matching contributions to this 401(k) plan were approximately $5.3 million, $4.3 million and $3.7 million for the years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively.

15. Segment Reporting

The Company operates and tracks its results in one reportable segment. The Company primarily designs, develops, manufactures, markets and sells Flash memory products for the wireless and embedded applications in the integrated category of the Flash memory market.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents a summary of net sales by geographic areas for the periods presented:

	Year ended
	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
		(in thousands)
Geographical sales(1):
Net sales to end customers(2):
North America	$174,930	$—	$—
China	479,040	—	—
Korea	282,596
Europe	312,114	—	—
Others	61,799	—	—
Net sales to related parties:
United States (net sales to AMD)(3)	336,172	1,114,150	1,211,033
Japan (net sales to Fujitsu)	932,623	888,655	1,051,194

Total	$2,579,274	$2,002,805	$2,262,227

(1)	Geographical sales are based on the customer’s bill-to/ship-to location.
(2)	These represent sales since the end of the first quarter of fiscal 2006 to AMD’s former customers and customers not served solely by Fujitsu.
(3)	For fiscal year 2006, these represent sales during the first quarter.

In the second quarter of fiscal 2006, the Company began to sell directly to AMD’s former customers and customers not served solely by Fujitsu (end customers). Among those customers, Nokia Corporation accounted for approximately 12 percent of the Company’s net sales in fiscal 2006.

Long-lived assets information is based on the physical location of the assets at the end of each fiscal year. The following table presents a summary of long-lived assets by geography:

	Dec. 31, 2006	Dec. 25, 2005
	(in thousands)
Geographical long lived-assets:
Net property, plant and equipment
United States	$967,568	$744,026
Japan	420,870	578,676
Other countries	347,256	265,061

Total	$1,735,694	$1,587,763

16. Capital Structure

The Company’s authorized capital stock consists of 714,999,998 shares of Class A common stock, par value $0.001 per share, one share of Class B common stock, par value $0.001 per share, one share of Class C common stock, par value $0.001 per share, 35,000,000 shares of Class D common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

In November 2006, the Company completed a secondary offering of Class A common stock held by AMD and Fujitsu. In connection with this offering, the Company also sold an additional 5,247,000 shares of Class A common stock for which it received net proceeds of approximately $68 million. All of the outstanding shares of Class D common stock held by Fujitsu were converted into shares of Class A common stock on a one-for-one basis immediately prior to the initial closing of this offering by resolution of the Board of Directors into shares of Class A common stock on a one-for-one basis.

As of December 31, 2006, the common stock outstanding consists of three classes of stock: Class A common stock, Class B common stock and Class C common stock.

•	134,219,224 shares of Class A common stock issued and outstanding,

•	one share of Class B common stock issued and outstanding and beneficially held by AMD;

•	one share of Class C common stock issued and outstanding and beneficially held by Fujitsu.

The purpose of the Class B common stock and the Class C common stock is solely to entitle AMD and Fujitsu to elect such number of members to the Company’s board of directors as set forth in the certificate of incorporation, which depends on the holder’s aggregate ownership interest in the Company.

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

The Company does not anticipate paying dividends on the common stock in the foreseeable future. In addition, the terms of the Company’s current credit arrangements and the indenture governing the Company’s senior notes restrict the Company’s ability to declare or pay dividends on the Company’s common stock. Holders of the common stock are entitled to receive such dividends, if any, as may be declared from time to time by the board of directors, in its discretion, from funds legally available therefrom and subject to prior dividend rights of holders of any shares of preferred stock which may be outstanding. Upon liquidation or dissolution of the company, subject to prior liquidation rights of the holders of any shares of preferred stock which may be outstanding, the holders of common stock are entitled to receive on a pro rata basis the Company’s remaining assets available for distribution. Holders of the common stock have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

There are no conversion rights with respect to the Company’s Class A common stock. Class B common stock and Class C common stock are convertible automatically into Class A common stock upon the occurrence of specific events.

The Class B common stock will convert automatically on a one-for-one basis into Class A common stock in the event that:

•	AMD’s aggregate ownership interest in the Company falls below ten percent of the outstanding shares of the Company’s capital stock, as calculated on an as-converted to common stock basis; or

•	AMD transfers its share of Class B common stock to any person other than an AMD affiliate.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The Class C common stock will convert automatically on a one-for-one basis into Class A common stock in the event that:

•	Fujitsu’s aggregate ownership interest in the Company falls below ten percent of the outstanding shares of the Company’s capital stock, as calculated on an as-converted to common stock basis; or

•	Fujitsu transfers its share of Class C common stock to any person other than a Fujitsu affiliate.

In the event of any such conversion, any rights specifically granted to the holders of Class B common stock or Class C common stock, as the case may be, shall cease to exist, and the Company shall not be authorized to reissue such shares of Class B common stock or Class C common stock, as the case may be.

In the event of the Company’s merger or consolidation with or into another company in connection with which shares of common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of common stock, regardless of class, will be entitled to receive the same kind and amount of shares of stock, other securities or property (including cash).

Preferred Stock

The Company’s directors has the authority, without action by the stockholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, such as dividend rates, dividend rights, liquidation preferences, voting rights and the number of shares constituting any series and designation of such series, which may be greater than the rights of the common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock upon the rights of holders of the common stock until the board of directors determines the specific rights of the holders of such preferred stock. However, the effects might include, among other things:

•	restricting dividends on the common stock;

•	diluting the voting power of the common stock;

•	impairing the liquidation rights of the common stock; or

•	delaying or preventing a change of control of Spansion Inc. without further action by the stockholders.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Spansion Inc.

We have audited the accompanying consolidated balance sheets of Spansion Inc. as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, stockholders’ equity / members’ capital and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spansion Inc. as of December 31, 2006 and December 25, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spansion Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

As discussed in Note 4 to the consolidated financial statements, in the year ended December 31, 2006, Spansion, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 14 to the consolidated financial statements, in the year ended December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/S/    ERNST & YOUNG LLP

San Jose, California

February 26, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

Spansion Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Spansion Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spansion Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Spansion Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Spansion Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spansion Inc. as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, stockholders’ equity/members’ capital and cash flows for each of the three years in the period ended December 31, 2006 of Spansion Inc. and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

San Jose, California

February 26, 2007

Supplementary Financial Data

(Unaudited)

(in thousands, except per share amounts)

	Dec. 31, 2006	Oct. 1, 2006	Jul. 2, 2006	Mar. 26, 2006	Dec. 25, 2005	Sept. 25, 2005	Jun. 26, 2005	Mar. 27, 2005
Net sales	$455,004	$458,740	$396,735	$—	$—	$—	$—	$—
Net sales to related parties/members	232,270	215,978	258,617	561,929	591,596	515,653	462,367	433,189

Total net sales	687,274	674,718	655,352	561,929	591,596	515,653	462,367	433,189
Cost of sales	557,793	532,563	523,295	452,973	497,459	445,307	430,477	436,686

Gross profit	129,481	142,155	132,057	108,956	94,137	70,346	31,890	(3,497)
Other expenses:
Research and development	81,123	90,259	91,800	84,573	75,749	74,124	74,597	71,379
Marketing, general and administrative	64,058	61,866	67,305	62,421	55,127	45,259	45,426	36,099

Operating loss	(15,700)	(9,970)	(27,048)	(38,038)	(36,739)	(49,037)	(88,133)	(110,975)
Gain on sale of marketable securities		—	6,884	—	—	—	—	—
Loss on early extinguishment of debt (Note 9)		—	(17,310)	—	—	—	—	—
Interest and other income, net	7,940	3,888	4,300	5,979	677	432	779	1,285
Interest expense	(20,698)	(13,020)	(18,391)	(18,794)	(11,458)	(11,363)	(11,076)	(11,135)

Loss before income taxes	(28,458)	(19,102)	(51,565)	(50,853)	(47,520)	(59,968)	(98,430)	(120,825)
(Benefit) Provision for income taxes	(3,445)	3,013	(2,806)	1,024	8	1,755	(12,406)	(11,983)

Net loss	$(25,013)	$(22,115)	$(48,759)	$(51,877)	$(47,528)	$(61,723)	$(86,024)	$(108,842)

Net loss per share
Basic and diluted	$(0.19)	$(0.17)	$(0.38)	$(0.40)	$(0.63)	$(0.85)	$(1.19)	$(1.50)

Shares used in per share calculation
Basic and diluted	130,489	128,800	128,464	128,146	75,604	72,549	72,549	72,549

Common Stock market price range
High	$17.94	$18.50	$18.59	$16.19	$14.37	N/A	N/A	N/A
Low	$13.35	$13.18	$12.90	$12.31	$12.00	N/A	N/A	N/A

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

As of December 31, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Ernst & Young has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included in Item 8, Financial Statements and Supplementary Data, immediately following the financial statement audit report of Ernst & Young LLP.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during our fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions, “Item 1—Election of Directors,” “Corporate Governance,” “Committees and Meetings of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions, “Committees and Meetings of the Board of Directors—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Directors’ Compensation,” “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Option Exercise and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” and “Potential Payments Upon a Termination or Change of Control” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions, “Security Ownership” and “Item 3—Approval of the 2007 Spansion Inc. Equity Incentive Plan—Equity Compensation Plan Information” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption, “Certain Relationships and Related Party Transactions” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions, “Item 2—Ratification of Independent Registered Public Accounting Firm” in our 2007 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III of this Form 10-K from our 2007 Proxy Statement, our 2007 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions, “Board Audit Committee Report” and “Performance Graph” in our 2007 Proxy Statement is not incorporated by reference into this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The financial statements are set forth in Item 8 of this report on Form 10-K.

2. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K (except for such exhibits that are marked on such exhibit list as furnished and not filed). The following is a list of such Exhibits:

Exhibit Number		Description of Exhibits
3.1		Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

3.2		Amended and Restated Bylaws of Spansion Inc., filed as Exhibit 3.2 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.1		Specimen of Class A Common Stock Certificate, filed as Exhibit 4.1 to Spansion’s Amendment No. 6 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

4.2		Indenture, dated as of December 21, 2005, between Spansion LLC, Spansion Inc., Spansion Technology Inc. and Wells Fargo Bank, N.A., governing the 11.25% Senior Notes due 2016, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.3		Specimen of 11.25% Senior Notes due 2016, filed as Exhibit 4.2 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.4		Indenture, dated June 12, 2006, between Spansion LLC, Spansion Inc., Spansion Technology Inc. and Wells Fargo Bank, N.A., including the form of 2.25% Exchangeable Senior Subordinated Debenture due 2016, filed as exhibit 4.1 to Spansion’s Current Report on Form 8-K dated June 15, 2006, is hereby incorporated by reference.

10.1		Spansion Inc. 2005 Employee Stock Purchase Plan, filed as Exhibit 10.18 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.2		Spansion Inc. 2005 Equity Incentive Plan, filed as Exhibit 10.17 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.3		Form of Indemnification Agreement with Directors and Executive Officers, filed as Exhibit 10.3 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.4		Stockholders Agreement, dated as of December 21, 2005, by and among AMD Investments, Inc., Spansion Inc., Advanced Micro Devices, Inc., and Fujitsu Limited, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.5	*	Amended and Restated Distribution Agreement between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.4 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

Exhibit Number		Description of Exhibits
10.6		Amended and Restated Fujitsu-Spansion Patent Cross-License Agreement between Fujitsu Limited and Spansion Inc., filed as Exhibit 10.5 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.7		Amended and Restated AMD-Spansion Patent Cross-License Agreement between Advanced Micro Devices, Inc. and Spansion Inc., filed as Exhibit 10.6 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.8		Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement among Fujitsu Limited, Advanced Micro Devices, Inc., AMD Investments, Inc. and Spansion Inc., filed as Exhibit 10.7 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.9		Amended and Restated Information Technology Services Agreement between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.8 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.10		Amended and Restated Information Technology Services Agreement between Spansion Inc. and Advanced Micro Devices, Inc., filed as Exhibit 10.9 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.11		Amended and Restated General Administrative Services Agreement between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.10 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.12		Amended and Restated General Administrative Services Agreement between Spansion Inc. and Advanced Micro Devices, Inc., filed as Exhibit 10.11 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.13		Amended and Restated Reverse General Administrative Services Agreement between Spansion Inc. and Advanced Micro Devices, Inc., filed as Exhibit 10.12 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.14	*	Amended and Restated Non-Competition Agreement among Spansion Inc., Advanced Micro Devices, Inc. and Fujitsu Limited, filed as Exhibit 10.13 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference

10.15		Remediation Agreement among Advanced Micro Devices, Inc., Fujitsu Limited and FASL LLC, dated as of June 30, 2003, filed as Exhibit 10.15 to Spansion’s Amendment No. 1 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.16		Master Rental Agreement, dated July 16, 2003, among GE Capital Leasing Corporation, as Lessor, FASL Japan Ltd., as Lessee, and Advanced Micro Devices, Inc. as Guarantor, filed as Exhibit 10.19 to Spansion’s Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.17	(a)	Master Lease Agreement, dated January 5, 2005, between SumiCrest Leasing Ltd. and Spansion Japan Limited., filed as Exhibit 10.24 to Spansion’s Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.17	(b)	Amendment Agreement, dated as of December 30, 2005, to Master Lease Agreement, dated January 5, 2005, between SumiCrest Leasing Ltd. and Spansion Japan Limited., filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated January 5, 2006, is hereby incorporated by reference.

10.18		Master Purchase Agreement, dated January 5, 2005, between Spansion Japan Limited and SumiCrest Leasing Ltd., filed as Exhibit 10.25 to Spansion’s Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

Exhibit Number		Description of Exhibits
10.19		Manufacturing Services Agreement, dated June 30, 2003, between FASL LLC and Fujitsu Limited, filed as Exhibit 10.30 to Spansion’s Amendment No. 2 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.20		Amended and Restated Agency Agreement, dated December 7, 2005, between Spansion LLC and Advanced Micro Devices, Inc., filed as Exhibit 10.32 to Spansion’s Amendment No. 2 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.21	*	Foundry Agreement, dated August 11, 2005, between Spansion LLC and Taiwan Semiconductor Manufacturing Company, filed as Exhibit 10.33 to Spansion’s Amendment No. 2 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.22	*	Foundry Agreement, dated March 31, 2005, between Spansion Japan and Fujitsu Limited, filed as Exhibit 10.34 to Spansion’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.23		Amendment to Manufacturing Services Agreement between FASL LLC and Fujitsu Limited, filed as Exhibit 10.35 to Spansion’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.24		Executive Investment Account Plan, filed as Exhibit 10.36 to Spansion’s Amendment No. 6 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.25		Supplemental Secondment and Transfer Agreement, dated July 1, 2005, between Spansion Japan Limited and Fujitsu Limited, filed as Exhibit 10.37 to Spansion’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.26		Credit Agreement, dated September 19, 2005, among Spansion LLC, Bank of America, N.A., and the lenders party thereto, filed as Exhibit 3.3 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.27		Security Agreement, dated September 19, 2005, between Spansion LLC, as Grantor, and Bank of America, N.A., as Agent, filed as Exhibit 10.42 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.28		Stock Pledge, dated September 19, 2005, between Spansion LLC, as Pledgor, and Bank of America, N.A., as Agent, filed as Exhibit 10.43 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.29		Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated as of September 13, 2005, effective as of September 19, 2005, by Spansion LLC in favor of Bank of America, N.A., filed as Exhibit 10.44 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.30		Form of Spansion LLC Change of Control Severance Agreement, filed as Exhibit 10.46 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.31		Form of Loan Agreement between Spansion (China) Co., Ltd. and Gusu Sub-branch, Agricultural Bank of China, filed as Exhibit 10.50 to Spansion’s Amendment No. 5 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.32		Spansion LLC Employment Offer Letter to Bertrand F. Cambou, dated as of April 6, 2005, filed as Exhibit 10.52 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.33		Spansion LLC Employment Offer Letter to Thomas T. Eby, dated as of September 15, 2005, filed as Exhibit 10.53 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

Exhibit Number		Description of Exhibits
10.34		Spansion LLC Employment Offer Letter to Robert C. Melendres, dated as of December 17, 2004, filed as Exhibit 10.54 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.35		Advanced Micro Devices, Inc. 2005 Annual Incentive Plan, filed as Exhibit 10.55 to Spansion’s Amendment No. 5 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.36		Bank Enterprise Cooperation Agreement, dated as of December 1, 2005, between Spansion (China) Co., Ltd. And Gusu Sub-branch, Agricultural Bank of China, filed as Exhibit 10.56 to Spansion’s Amendment No. 10 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.37		Contribution Agreement, dated as of December 13, 2005, by and among Spansion Inc., Spansion LLC, Advanced Micro Devices, Inc., AMD Investments, Fujitsu Limited, and Fujitsu Microelectronics Holding, Inc., filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.38		Exchange Agreement, dated as of December 15, 2005, by and among Spansion Inc., Spansion LLC, Advanced Micro Devices, Inc., AMD Investments, Fujitsu Limited, and Spansion Technology, Inc. (formerly Fujitsu Microelectronics Holding, Inc.), filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.39		Cerium Purchase Agreement, dated as of October 25, 2005, between Advanced Micro Devices, Inc. and Spansion LLC, filed as Exhibit 10.14 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.40		Purchase and Sale Agreement, dated as of December 21, 2005, between Advanced Micro Devices, Inc. and Spansion LLC, filed as Exhibit 10.15 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.41		Sale and Purchase Agreement, dated as of December 20, 2005, between Advanced Micro Devices Export Sdn. Bhd. and Spansion (Penang) Sdn. Bhd., filed as Exhibit 10.16 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.42	(a)	Lease Agreement, dated as of September 30, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(a) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.42	(b)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between General Electric Capital Corporation and Spansion LLC, filed as Exhibit 10.1(b) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.42	(c)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(c) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.42	(d)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(d) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.42	(e)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between General Electric Capital Corporation and Spansion LLC, filed as Exhibit 10.1(e) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.42	(f)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between ORIX Financial Services, Inc. and Spansion LLC, filed as Exhibit 10.1(f) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

Exhibit Number		Description of Exhibits
10.42	(g)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Merrill Lynch Capital and Spansion LLC, filed as Exhibit 10.1(g) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.42	(h)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Macquarie Electronics USA Inc. and Spansion LLC, filed as Exhibit 10.1(h) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.42	(i)	Amended Schedule to Lease Agreement, dated as of December 21, 2005, between Macquarie Electronics USA Inc. and Spansion LLC, filed as Exhibit 10.1(i) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.42	(j)	Amended Schedule to Lease Agreement, dated as of December 21, 2005, between Merrill Lynch Capital and Spansion LLC, filed as Exhibit 10.1(j) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.43		Uncommitted Revolving Credit Facility Agreement, dated as of December 26, 2005, between Spansion Japan Limited and Shinkin Central Bank, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated December 28, 2005, is hereby incorporated by reference.

10.44		Summary Compensation Arrangements for Named Executive Officers, the Chief Financial Officer and Directors, filed as Exhibit 10.64 to Spansion’s Annual Report on Form 10-K for the year ended December 25, 2005, is hereby incorporated by reference.

10.45		Employment Offer Letter, dated as of February 9, 2006, between Spansion LLC and Dario Sacomani, filed as Exhibit 10.65 to Spansion’s Annual Report on Form 10-K for the year ended December 25, 2005, is hereby incorporated by reference.

10.46		Registration Rights Agreement, dated June 12, 2006, between Spansion Inc., Spansion LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated June 15, 2006, is hereby incorporated by reference.

10.47		Amendment Agreement dated December 30, 2005 to Master Lease Agreement dated January 5, 2005, between Spansion Japan Limited and Sumicrest Leasing Limited, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated January 5, 2006, is hereby incorporated by reference.

10.48		Amendment No. 1 to Credit Agreement, dated April 7, 2006, among Spansion LLC, Bank of America, N.A., and the lenders party thereto, filed as Exhibit 10.41(a) to Spansion’s Form 10-Q for the quarter ended March 26, 2006, is hereby incorporated by reference.

10.49		Joinder Agreement to the Credit Agreement, dated April 21, 2006, among Spansion Inc., Bank of America, N.A., and the lenders party to the Credit Agreement, filed as Exhibit 10.41(b) to Spansion’s Form 10-Q for the quarter ended March 26, 2006, is hereby incorporated by reference.

10.50		Continuing Guaranty to the Credit Agreement, dated April 21, 2006, between Spansion Inc. and Bank of America, N.A., filed as Exhibit 10.41(c) to Spansion’s Form 10-Q for the quarter ended March 26, 2006, is hereby incorporated by reference.

10.51		Amended and Restated Uncommitted Revolving Credit Facility Agreement, dated as of March 31, 2006, between Spansion Japan Limited and The Bank of Tokyo-Mitsubishi UFJ, Ltd., filed as Exhibit 10.66 to Spansion’s Form 10-Q for the quarter ended March 26, 2006, is hereby incorporated by reference.

10.52		Employment Offer Letter, dated as of June 14, 2006, between Spansion LLC and José Mejia, filed as Exhibit 10.68 to Spansion’s Form 10-Q for the quarter ended July 2, 2006, is hereby incorporated by reference.

Exhibit Number		Description of Exhibits
10.53		Master Rental Agreement, dated as of September 15, 2006, between Spansion Japan Limited and GE Capital Asset Finance KK, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated September 25, 2006, is hereby incorporated by reference.

10.54		Specific Rental Agreement, dated as of September 15, 2006, between Spansion Japan Limited and GE Capital Asset Finance KK, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated September 25, 2006, is hereby incorporated by reference.

10.55		Position Assignment and Termination with Agreement, dated as of September 15, 2006, between Spansion Japan Limited, GE Capital Leasing KK and GE Capital Asset Finance KK, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated September 25, 2006, is hereby incorporated by reference.

10.56		Asset Purchase Agreement, dated as of September 28, 2006, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited, filed as Exhibit 10.72 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.57		Master Lease Agreement, dated as of September 28, 2006, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited, filed as Exhibit 10.73 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.58		Foundry Agreement, effective as of September 28, 2006, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited, filed as Exhibit 10.74 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.59		Secondment and Transfer Agreement, dated as of September 28, 2006, between Spansion Japan Limited and Fujitsu Limited, filed as Exhibit 10.75 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.60	(a)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(k) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.60	(b)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(l) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.60	(c)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(m) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.60	(d)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(n) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.61		Credit Agreement, dated as of November 1, 2006, among Spansion LLC, Spansion Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.76 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.62		Pledge and Security Agreement, dated as of November 1, 2006, by and among Spansion LLC, Spansion Inc., Spansion Technology Inc., Spansion International, Inc., Cerium Laboratories LLC and Bank of America, N.A., as administrative agent, filed as Exhibit 10.77 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.63	Guaranty Agreement, dated as of November 1, 2006, by Spansion Technology Inc., Spansion International, Inc. and Cerium Laboratories LLC in favor of Bank of America, N.A., as administrative agent, filed as Exhibit 10.78 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.64	Amendment No. 2 to Credit Agreement and Amendment to Security Agreement, dated as of November 1, 2006, by and among Spansion LLC, Spansion Inc., Spansion International, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.79 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

21	Subsidiaries of Spansion Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Registrant has been granted confidential treatment pursuant to Rule 406 for portions of the referenced exhibit.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

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

Signature	Title	Date

/S/ BERTRAND F. CAMBOU Bertrand F. Cambou	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2007

/S/ DARIO SACOMANI Dario Sacomani	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2007

/S/ HECTOR DE J. RUIZ Hector de J. Ruiz	Chairman of the Board of Directors	February 26, 2007

/S/ DAVID K. CHAO David K. Chao	Director	February 26, 2007

/S/ ROBERT L. EDWARDS Robert L. Edwards	Director	February 24, 2007

/S/ PATTI S. HART Patti S. Hart	Director	February 26, 2007

/S/ TOSHIHIKO ONO Toshihiko Ono	Director	February 23, 2007

/S/ DAVID E. ROBERSON David E. Roberson	Director	February 26, 2007

/S/ JOHN M. STICH John M. Stich	Director	February 21, 2007