Form 10-Q
period 2007-04-01
Spansion Inc.
filed 2007-05-09
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on May 3, 2007:

Class	Number of Shares
Class A Common Stock, $0.001 par value	134,880,961
Class B Common Stock, $0.001 par value	1
Class C Common Stock, $0.001 par value	1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	Apr. 1, 2007	Mar. 26, 2006
Net sales	$414,955	$—

Net sales to related parties (Note 6)	212,816	561,929

Total net sales	627,771	561,929

Expenses:
Cost of sales (including $40,784 and $ 57,540 of expenses to related parties)	538,567	452,973
Research and development (including $444 and $4,412 of expenses to related parties)	101,846	83,757
Sales, general and administrative (including $486 and $10,270 of expenses to related parties)	57,789	63,237

Operating loss	(70,431)	(38,038)

Interest income and other, net	8,931	5,979
Interest expense (including $0 and $6,448 of expenses to related parties)	(24,146)	(18,794)

Loss before income taxes	(85,646)	(50,853)
(Benefit) provision for income taxes	(10,167)	1,024

Net loss	$(75,479)	$(51,877)

Net loss per common share:

Basic and diluted	$(0.56)	$(0.40)

Shares used in per share calculation:

Basic and diluted	134,539	128,146

See accompanying notes

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	Apr. 1, 2007	Dec. 31, 2006 (*)
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$592,100	$759,794
Marketable securities	109,400	125,975
Trade accounts receivable, net	183,235	199,850
Trade accounts receivable from related parties, net (Note 6 )	182,193	193,728
Other receivables from related parties	3,666	2,325
Inventories:
Raw materials	40,620	44,840
Work-in-progress	360,799	344,603
Finished goods	74,440	66,397

Total inventories	475,859	455,840
Deferred income taxes	13,128	1,395
Prepaid expenses and other current assets	36,616	36,163

Total current assets	1,596,197	1,775,070

Property, plant and equipment, net	1,678,985	1,735,694
Assets held for sale (Note 11)	103,956	—
Deferred income taxes	17,675	13,556
Other assets	30,551	25,397

Total assets	$3,427,364	$3,549,717

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable to banks under revolving loans	$25,500	$33,608
Accounts payable	366,518	408,365
Accounts payable to related parties (Note 6 )	22,052	14,559
Accrued compensation and benefits	56,150	51,598
Accrued liabilities to related parties (Note 6 )	9,629	11,273
Other accrued liabilities	42,498	59,045
Income taxes payable	9,645	4,333
Deferred income on shipments to a related party	235	229
Deferred income on shipments	37,147	32,267
Current portion of long-term obligations to related parties (Note 8 )	500	500
Current portion of long-term debt	13,593	12,560
Current portion of long-term obligations under capital leases	60,764	61,706

Total current liabilities	644,231	690,043

Deferred income taxes	193	188
Long-term debt, less current portion	933,360	934,138
Long-term obligations under capital leases, less current portion	67,135	75,535
Other long-term liabilities	11,941	4,053
Commitments and contingencies
Stockholders’ equity	1,770,504	1,845,760

Total liabilities and stockholders’ equity	$3,427,364	$3,549,717

*	Derived from audited financial statements at December 31, 2006.

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	Apr. 1, 2007	Mar. 26, 2006
Cash Flows from Operating Activities:
Net loss	$(75,479)	$(51,877)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	130,721	130,905
Provision for doubtful accounts	1,462	(395)
Benefit for deferred income taxes	(15,634)	(678)
Loss (Gain) on sale and disposal of property, plant and equipment	606	(318)
Compensation recognized under employee stock plans	2,995	7,874
Amortization of discount of senior subordinated and senior notes	599	986
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable from related parties	10,882	(1,436)
(Increase) Decrease in other receivables from related parties	(1,341)	8,941
Increase in trade accounts receivable	15,805	—
Increase in inventories	(18,305)	(16,327)
Increase in prepaid expenses and other current assets	(454)	(8,645)
(Increase) Decrease in other assets	(5,154)	670
Increase (Decrease) in accounts payable and accrued liabilities to related parties	5,849	(79,884)
Decrease in accounts payable and accrued liabilities	(50,274)	(17,932)
(Decrease) increase in accrued compensation and benefits	(5,831)	2,756
Increase (Decrease) in income taxes payable	5,261	(4,449)
Increase (Decrease) in deferred income on shipments to a related party	6	(5,111)
Increase in deferred income on shipments	4,880	—

Net cash provided by (used in) operating activities	6,594	(34,920)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	1,098	932
Purchases of property, plant and equipment	(174,599)	(135,065)
Proceeds from maturity and sale of marketable securities	344,250	29,833
Purchases of marketable securities	(327,675)	(53,750)

Net cash used in investing activities	(156,926)	(158,050)

Cash Flows from Financing Activities:
Proceeds from borrowings, net of issuance costs	—	98,931
Proceeds from issuance of stock	60	—
Payments on loans from related parties	—	(16,000)
Payments on debt and capital lease obligations	(18,608)	(193,925)

Net cash used in financing activities	(18,548)	(110,994)

Effect of exchange rate changes on cash and cash equivalents	1,186	5,208

Net decrease in cash and cash equivalents	(167,694)	(298,756)
Cash and cash equivalents at the beginning of period	759,794	506,439

Cash and cash equivalents at end of period	$592,100	$207,683

See accompanying notes

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Spansion Inc. is a semiconductor manufacturer headquartered in Sunnyvale, California, with manufacturing, research and assembly operations in the United States and Asia. The Company designs, develops, manufactures and markets and sells Flash memory solutions that encompass a broad spectrum of densities and features to address the integrated Flash memory market. The Company’s products are marketed under the Spansion® global brand name.

The Company’s Flash memory devices are incorporated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, personal computers and PC peripheral applications.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements and notes thereto are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s operating results, financial position and cash flows. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any subsequent interim period or for the year ending December 30, 2007.

The condensed consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements do not include certain financial footnotes and disclosures required under U.S. generally accepted accounting principles for audited financial statements. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on February 27, 2007.

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended April 1, 2007 and March 26, 2006 each consisted of 13 weeks.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements – Continued

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

Financial Statements Reclassifications

Certain prior period amounts in the condensed consolidated statements of operations have been reclassified to conform to the current period presentation. These reclassifications do not affect the Company’s gross margin or operating results.

Sabbatical Leave Program

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issue Task Force (EITF) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate. If such benefits are deemed to accumulate, they should be accrued for, as compensation expense over the employee’s requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. The Company adopted this Issue beginning January 1, 2007 using the cumulative effect adjustment approach. The effect of this adoption resulted in an increase to the Company’s accumulated deficit of approximately $10 million as of the beginning of fiscal 2007. The effect of this change on the Company’s condensed consolidated statements of operations for the three months ended April 1, 2007 is not material.

The Company’s Sabbatical Program provides for eight weeks of paid leave for salaried (exempt) employees in the United States upon the completion of seven years of service. In addition, the Company’s Recognition Trip Program provides for one week of paid leave and a fixed cash compensation for hourly (non-exempt) employees in the United States who have completed seven years of service. Prior to the adoption of the Issue, the Company accounted for the above programs only after the completion of the seven years by the eligible employees because none of the benefits vested or accreted to the employee until completion of the full seven years of service. With the adoption of Issue 06-2, the Company accounts for the programs by recording the estimated total program payouts upon attaining the requisite service conditions as compensation expense ratably over each employee’s requisite service period.

Income Taxes

In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption on January 1, 2007 did not have a material effect on the Company. The effect of this change on the Company’s condensed consolidated statements of operations for the three months ended April 1, 2007 is not material. As of the date of the adoption, the Company’s total gross unrecognized tax benefits are $2.2 million, of which, $1.7 million, if recognized, would affect the effective tax rate.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expenses.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for 2003 to 2006 are subject to examination by the tax authorities. With few exceptions, the Company is not subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2002.

The Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

3. Stock-Based Compensation

Shares Available to Grant

Number of shares available for grant under the 2005 Equity Incentive Plan:

Number of shares available for grant under the 2005 Equity Incentive Plan:
Amount reserved for grant	9,500,000
Stock options granted through April 1, 2007, net of cancelled stock options	(2,196,156)
Restricted stock unit awards granted through April 1, 2007, net of cancelled restricted stock unit awards	(3,764,050)

Shares available for grant	3,539,794

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense, by financial statement caption, resulting from the Company’s stock options and RSU awards for the three months ended April 1, 2007 and March 26, 2006:

	Three Months Ended Apr. 1, 2007	Three Months Ended Mar. 26, 2006
	( in thousands)
Cost of sales	$1,497	$3,115
Research and development	749	1,559
Sales, general and administrative	749	1,559

Stock-based compensation expense under Statement 123(R) before income taxes	2,995	6,233

Income tax benefit (1)	—	—

Stock-based compensation expense under Statement 123(R) after income taxes (1)	$2,995	$6,233

(1)

There is no income tax benefit relating to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities continue to be subject to a full valuation allowance.

The weighted average fair value of the Company’s stock options granted in the three months ended April 1, 2007 and March 26, 2006, was $6.18 and $8.24 per share, respectively. The fair value of each stock option was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants in the three months ended April 1, 2007 and March 26, 2006:

Spansion Inc.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

	Three Months Ended Apr. 1, 2007	Three Months Ended Mar. 26, 2006
Expected volatility	51%	64%
Risk-free interest rate	4.43%	4.66%
Expected term (in years)	4.6	4.5
Dividend yield	0%	0%

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

As of April 1, 2007, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $40.0 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2010.

Stock Option and Restricted Stock Unit (RSU) Activity

The following table summarizes stock option activity and related information for the period presented:

	Number of Shares	Average Exercise Price	Remaining Contractual Life (in Years)	Intrinsic Value (in thousands)
Outstanding as of December 26, 2005 (1)	1,949,750	$12.00
Granted	462,500	$14.93
Cancelled	(277,344)	$12.00

Outstanding as of December 31, 2006	2,134,906	$12.63	6.08	$4,761

Granted	75,000	$13.07
Cancelled	(13,750)	$16.04
Exercised	(5,000)	$12.00

Outstanding as of April 1, 2007	2,191,156	$12.63	5.87	$—

Exercisable as of April 1, 2007 (2)	470,843	$12.18	5.72	$5

(1)	Outstanding shares at the beginning of fiscal 2006 were the shares granted upon the Company’s IPO on December 15, 2005.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(2)	There were 470,843 shares vested and exercisable during the three months ended April 1, 2007, with a total grant date fair value of approximately $3.3 million.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.19 as of March 30, 2007, which was the last trading day prior to April 1, 2007, which would have been received by the stock option holders had all stock option holders exercised their stock options as of that date.

The following table summarizes RSU award activity and related information for the period presented:

	Number of Shares	Weighted-Average Grant-date Fair Value
Unvested as of December 26, 2005 (1)	3,604,090	$12.00
Granted	362,434	$15.23
Cancelled	(217,021)	$13.02
Vested	(825,888)	$12.00

Unvested as of December 31, 2006	2,923,615	$12.33

Granted	76,717	$12.92
Cancelled	(62,170)	$13.11
Vested	(450,454)	$12.04

Unvested as of April 1, 2007	2,487,708	$12.38

(1)	Unvested shares at the beginning of fiscal 2006 were the shares granted upon the Company’s IPO on December 15, 2005.

4. Net Loss per Share

The basic and diluted net loss per share is $0.56 and $0.40 for the three months ended April 1, 2007 and March 26, 2006, respectively.

The Company excluded 16.4 million shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon conversion of Spansion LLC’s 2.25% Exchangeable Senior Secured Debentures issued in June 2006 from the calculation of diluted earnings per share for the three months ended April 1, 2007 because they had an antidilutive effect due to the net loss recorded.

The Company excluded 5.6 million shares issuable upon exercise of outstanding stock options and upon vesting of outstanding restricted stock units from the calculation of diluted earnings per share for the three months ended March 26, 2006 because they had an antidilutive effect due to the net loss recorded.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

5. Comprehensive Loss

The following are the components of comprehensive loss:

	Three Months Ended
	Apr. 1, 2007	Mar. 26, 2006
	(in thousands)
Net loss	$(75,479)	$(51,877)
Amortization of prior service cost	178	—
Net change in cumulative translation adjustment	6,980	(1,794)
Net change in unrealized gains on marketable securities, net of $0 taxes	—	(1,061)

Total comprehensive loss	$(68,321)	$(54,732)

6. Related Party Transactions

Prior to the second quarter of fiscal 2006, the Company relied on AMD and Fujitsu as sole distributors of its products. In the second quarter of fiscal 2006, the Company began selling its products directly to the customers previously served by AMD. The Company receives certain administrative services from AMD and Fujitsu. The charges for these services are negotiated annually between the Company and AMD and Fujitsu based on the Company’s expected requirements and the estimated future costs of the services to be provided. AMD has the right to review the proposed services to be provided by Fujitsu, and Fujitsu has the right to review the proposed services to be provided by AMD. The service charges are billed monthly on net 45 days terms.

The following tables present significant related party transactions and account balances between the Company and AMD (see Note 8 for separate disclosure of debt obligations to related parties):

	Three Months Ended
	Apr. 1, 2007	Mar. 26, 2006
	(in thousands)
Net sales to AMD (1)	$—	$336,172

Cost of sales:
Royalties to AMD	$761	$1,439

Service fees to AMD(2):
Cost of sales	$(602)	$2,971
Research and development	75	3,638
Sales, general and administrative	109	9,145

Service fees to AMD	$(418)	$15,754

(1)	In the second quarter of fiscal 2006, the Company began selling its products directly to the customers previously served by AMD.

(2)	Service fees to AMD are net of reimbursements from AMD for services provided to AMD by the Company.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

	Apr. 1, 2007	Dec. 31, 2006
	(in thousands)
Trade accounts receivable from AMD, net of allowance for doubtful accounts	$2,895	$3,400
Other receivables from AMD	$3,666	$2,325
Accounts payable to AMD	$2,993	$1,513
Royalties payable to AMD	$3,890	$3,130
Accrued liabilities to AMD	$32	$43

The following tables present the significant related party transactions and account balances between the Company and Fujitsu (see Note 8 for separate disclosure of debt obligations to related parties):

	Three Months Ended
	Apr. 1, 2007	Mar. 26, 2006
	(in thousands)
Net sales to Fujitsu	$212,816	$225,757

Cost of sales:
Royalties paid to Fujitsu	$761	$1,439
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	$27,481	$29,045
Subcontract manufacturing purchases from Fujitsu	$1,359	$3,811
Commercial die purchases from Fujitsu	$10,689	$18,211

Service fees to Fujitsu:
Cost of sales	$335	$615
Research and development	369	748
Sales, general and administrative	377	1,091

Service fees to Fujitsu	$1,081	$2,454

Cost of employees seconded from Fujitsu:
Cost of sales	$—	$9
Research and development	—	26
Sales, general and administrative	—	34

Cost of employees seconded from Fujitsu	$—	$69

Spansion Inc.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

	Apr. 1, 2007	Dec. 31, 2006
	(in thousands)
Trade accounts receivable from Fujitsu	$179,298	$190,328
Accounts payable to Fujitsu	$19,059	$13,046
Royalties payable to Fujitsu	$761	$3,130
Accrued liabilities to Fujitsu	$4,946	$4,970

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

Fujitsu provides test and assembly services to the Company on a contract basis. The Company also purchases commercial die from Fujitsu, which is packaged together with the Company’s Flash memory devices.

Fujitsu seconded certain employees to the Company until the second quarter of fiscal 2006. The Company paid these employees directly.

7. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products.

Changes in the Company’s liability for product warranty during the three months ended April 1, 2007 and March 26, 2006 are as follows:

	Apr. 1, 2007	Mar. 26, 2006
	(in thousands)
Balance, beginning of period	$1,350	$1,000

Provision for warranties issued	1,264	808

Settlements	(135)	(1,918)

Changes in liability for pre-existing warranties during the period, including expirations	(1,129)	1,110

Balance, end of period	$1,350	$1,000

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties, with whom it enters into contractual relationships, including customers, directors, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against specified losses, such as those arising from

Spansion Inc.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

a breach of representations or covenants, third-party infringement claims or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision.

8. Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	Apr. 1, 2007	Dec. 31, 2006
	(in thousands)
Debt obligations to related parties:
Promissory Note	$500	$500

Total debt obligations to related parties	500	500
Debt obligations to third parties:
Spansion China Bank Enterprise Cooperation Revolver	7,925	7,925
Senior Notes	228,830	228,231
Spansion Japan 2006 Revolving Credit Facility	—	8,402
Spansion Penang Loan	3,198	3,543
Spansion Japan 2006 Merged Revolving Credit Facility	17,000	16,804
Exchangeable Senior Subordinated Debentures	207,000	207,000
Spansion Japan 2006 Uncommitted Revolving Credit Facility	8,500	8,402
Senior Secured Term Loan Facility	500,000	500,000
Obligations under capital leases	127,899	137,240

Total debt obligations to third parties	1,100,352	1,117,547

Total debt obligations	1,100,852	1,118,047
Less current portion	100,357	108,374

Long-term debt and capital lease obligations, less current portion	$1,000,495	$1,009,673

New Debt and Capital Lease Obligations and Activity for the Three Months Ended April 1, 2007:

Debt Obligations to Third Parties

Spansion Japan 2006 Revolving Credit Facility

In March 2007, Spansion Japan repaid the remaining principal balance and accrued interest under this facility and voluntarily terminated the facility.

Spansion Japan 2007 Credit Facility

On March 30, 2007, Spansion Japan entered into a senior facility agreement with certain Japanese financial institutions, that provides Spansion Japan with a 48.4 billion yen senior secured term loan facility (approximately $411.4 million as of April 1, 2007).

Spansion Japan may, pursuant to the terms of this facility, borrow amounts in increments of 1.0 billion yen (approximately $8.5 million as of April 1, 2007). Amounts borrowed under this facility bear interest at a rate equal to the Japanese yen three month Tokyo Interbank Offered Rate, or Japanese yen TIBOR, at the time of the drawdown, plus a margin of 2 percent per annum.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

Pursuant to the terms of Spansion Japan 2007 Credit Facility , Spansion Japan is not permitted, among other things, to create any security interests or liens on any of its pledged assets and to sell or dispose of any of its pledged assets, subject to certain exceptions including the sale of JV1/JV2. This facility may be terminated in the event of default in accordance with the terms of this facility. Events of default under the facility include, among other things, the following: a default in performance of payment; if any of debt obligations of Spansion LLC exceeding $25.0 million, or of Spansion Japan exceeding 1.0 billion yen, are not paid when due; or if any debt obligations of Spansion Japan or Spansion LLC are accelerated or otherwise become due and payable, in each case if not cured within applicable time periods set forth in the Spansion Japan 2007 Credit Facility.

As of April 1, 2007, no amounts were outstanding under this credit facility.

9. Income Taxes

The Company recorded an income tax benefit of $10.2 million in the three months ended April 1, 2007 as compared to $1.0 million of income tax expense in the three months ended March 26, 2006. The income tax benefit recorded in the three months ended April 1, 2007 was primarily due to a decrease in the valuation allowance of the Company’s Japanese subsidiary. This decrease was made as the Company now believes that it is more likely than not that these deferred tax assets will be realized. As part of the Company’s projected tax provision for the current year, the Company anticipates an increase in its valuation allowance against the Company’s U.S. deferred tax assets to offset the tax benefits for current year losses in the U.S. The income tax expense recorded in the three months ended March 26, 2006 was primarily related to taxes due on income generated in certain foreign jurisdictions.

As of April 1, 2007 most of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of fiscal 2005 upon its conversion to a taxable entity immediately prior to its IPO. The realization of these assets is dependent on substantial future taxable income which at April 1, 2007, in management’s estimate, is not more likely than not to be achieved.

10. Spansion Japan Pension Plan

On September 1, 2005, the Company adopted the Spansion Japan pension plan. The following table summarizes the components of the net periodic pension expense for the three months ended April 1, 2007 and March 26, 2006:

	Three Months Ended Apr. 1, 2007	Three Months Ended Mar. 26, 2006
	(in thousands)
Service cost	$1,328	$1,187
Interest cost	398	277
Expected return on plan assets	(871)	(698)
Amortization of prior service cost	178	184

Total net periodic pension expense	$1,033	$950

Spansion Inc.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

11. Assets Held for Sale

On September 28, 2006, Spansion Japan entered into an asset purchase agreement with Fujitsu pursuant to which Spansion Japan would sell to Fujitsu two wafer fabrication facilities, referred to collectively as the JV1/JV2 Facilities, located in Aizu-Wakamatsu, Japan and certain manufacturing assets located in the JV1/JV2 Facilities (the “JV1/2 Transaction”). The JV1/JV2 Transaction closed on April 2, 2007 (see Note 12 for Subsequent Events). As a result, the Company has reclassified the total net book value of those manufacturing assets, amounting to approximately $104 million, from Property, Plant and Equipment to Assets Held for Sale in the Company’s condensed consolidated balance sheets as of April 1, 2007.

12. Subsequent Event

On April 2, 2007, Spansion Japan closed the JV1/2 Transaction pursuant to the Asset Purchase Agreement dated as of September 28, 2006. Under the terms of the Asset Purchase Agreement, Spansion Japan received sale proceeds of approximately $170.0 million in cash from Fujitsu in April 2007. In conjunction with the JV1/JV2 Transaction on April 2, 2007, Spansion Japan also sold certain equipment located at the JV1/JV2 Facilities to an unrelated third party Japanese corporation for approximately $24.0 million.

In connection with the JV1/JV2 Transaction which closed on April 2, 2007, Spansion Japan and Fujitsu also entered into (i) a Wafer Processing Services Agreement, pursuant to which Fujitsu will provide certain wafer processing services to Spansion Japan at the JV1/JV2 Facilities; (ii) a Sort Services Agreement, pursuant to which Fujitsu will provide probe testing services of Spansion Japan’s wafers at the JV1/JV2 Facilities; (iii) a Rental Agreement, pursuant to which Spansion Japan will rent certain equipment to Fujitsu for the sole purpose of fulfilling the obligations of Fujitsu in the Sort Services Agreement; and (iv) a Services Agreement, pursuant to which Spansion Japan will provide certain human resource services and information technology services to Fujitsu.

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

Overview

We are one of the largest Flash memory providers and the largest company in the world exclusively dedicated to designing, developing, manufacturing, marketing and selling Flash memory solutions, a critical semiconductor element of nearly every electronic product and one of the fastest growing segments of the semiconductor industry. Our Flash memory is integrated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, personal computers and PC peripherals. Our Flash memory solutions are incorporated in products from original equipment manufacturers, or OEMs, in each of these applications, including all of the top ten mobile phone OEMs, all of the top ten consumer electronics OEMs and all of the top ten automotive electronics OEMs. Prior to April 2, 2007, we operated four Flash memory wafer fabrication facilities, or fabs, four assembly and test sites and a development fab, known as our Submicron Development Center, or SDC. On April 2, 2007, we completed the sale of two wafer fabrication facilities located in Aizu-Wakamatsu, Japan to Fujitsu Limited. We currently operate two Flash memory 200-millimeter wafer fabrication facilities, and we plan to have our third fab, SP1, in production with 300mm wafers in 2007. We are headquartered in Sunnyvale, California.

Our results for the three months ended April 1, 2007 reflected an increase in total net sales from the corresponding period of fiscal 2006. Total net sales for the three months ended April 1, 2007 and March 26, 2006 were $627.8 million and $561.9 million, respectively, reflecting an increase in unit shipments and sales generated from products based on our MirrorBit technology, which represented approximately 66 percent of total net sales and 39 percent of total units shipped for the three months ended April 1, 2007, compared with approximately 35 percent of total sales and 21 percent of total units shipped for the corresponding period of fiscal 2006. We expect this trend of increased unit shipments and sales generated from such products to continue.

Our net losses for the three months ended April 1, 2007 and March 26, 2006 were $75.5 million and $51.9 million, respectively. The provision (benefit) for income taxes included in our net losses for the three months ended April 1, 2007 and March 26, 2006 was $(10.2) million and $1.0 million, respectively.

Basis of Presentation

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended April 1, 2007 and March 26, 2006 each consisted of 13 weeks.

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

Other than our accounting policy described below regarding accounting for sabbatical, our critical accounting policies, which incorporate our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, are the same as those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Sabbatical Leave Program

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issue Task Force (EITF) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate. If such benefits are deemed to accumulate, they should be accrued for, as compensation expense over the employee’s requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. We adopted this Issue beginning January 1, 2007 using the cumulative effect adjustment approach. The effect of this adoption resulted in an increase to our accumulated deficit of approximately $10.0 million as of the beginning of fiscal 2007. The effect of this change on our condensed consolidated statements of operations for the three months ended April 1, 2007 is not material.

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

Results of Operations

Comparison of Total Net Sales

The following is a summary of our total net sales for the three months ended April 1, 2007 and March 26, 2006:

	Three Months Ended
	Apr. 1, 2007	Mar. 26, 2006	Variance in Dollars	Variance in Percent
	(in thousands, except percentage)
Total net sales	$627,771	$561,929	$65,842	12%

Total net sales for the three months ended April 1, 2007 increased 12 percent compared to total net sales for the three months ended March 26, 2006. The increase was primarily attributable to a seven percent increase in unit shipments and a four percent increase in average selling prices. The increase in total net sales was primarily driven by higher demand for our MirrorBit products which increased from approximately 35 percent of total net sales for the three months ended March 26, 2006 to approximately 66 percent of total net sales for the three months ended April 1, 2007.

Comparison of Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Provision (Benefit) for Income Taxes

The following is a summary of gross margin; operating expenses; interest and other income (expense), net; interest expense and provision (benefit) for income taxes for the three months ended April 1, 2007 and March 26, 2006:

	Three Months Ended
	Apr. 1, 2007	Mar. 26, 2006	Variance in Dollars	Variance in Percent
	(in thousands, except for percentage)
Net sales	$627,771	$561,929	$65,842	12%
Cost of sales	538,567	452,973	85,594	19%
Gross margin	14%	19%
Research and development	101,846	83,757	18,089	22%
Sales, general and administrative	57,789	63,237	(5,448)	-9%
Operating loss	(70,431)	(38,038)	(32,393)	85%
Interest and other income, net	8,931	5,979	2,952	49%
Interest expense	(24,146)	(18,794)	(5,352)	28%
Provision (benefit) for income taxes	(10,167)	1,024	(11,191)	-1093%

The decrease in gross margin was primarily due to per bit decline in average selling prices which was greater than the typical seasonal patterns as a result of intense competitive environment in the industry.

The increase in research and development expense was primarily due to an increase in 300-millimeter development costs in our Flash memory manufacturing facility in Aizu-Wakamatsu, Japan, which we refer to as SP1, and the SDC, which together represented approximately 60 percent of the increase for the three months ended April 1, 2007. Also, we incurred higher labor costs due to headcount increase during the three months ended April 1, 2007, which accounted for approximately 23 percent of the increase in research and development expense.

The decrease in sales, general and administrative was primarily due to lower information technology, legal and consulting fees incurred. Approximately 91 percent of the decrease was a result of the reduction in services provided by AMD which was partially offset by increased headcount costs due to the transfer of AMD’s sales force to us in the second quarter of fiscal 2006.

The increase in interest and other income, net of other expenses was primarily due to the combined effect of increases in the company’s invested cash, cash equivalents and marketable securities balances, and the increase in the company’s average investment portfolio yield of approximately 0.80 percent.

The increase in interest expense was primarily due to the higher average debt balance for the three months ended April 1, 2007 as compared to the three months ended March 26, 2006. The increase in the debt balance was primarily attributable to a borrowing of $500.0 million under the Senior Secured Term Loan Facility during the fourth quarter of fiscal 2006. However, the increase in interest expense was partially offset by lower average interest rate on our debt portfolio in the first quarter of fiscal 2007 as compared to the same period in fiscal 2006 as a result of the extinguishment of our 12.75% Senior Subordinated Notes of $175.0 million and replacing the notes with the issuance of lower interest rate debentures (2.25% Exchangeable Senior Subordinated Debentures of $207.0 million) in June 2006. The average interest rates were 7.5 percent for the first quarter of fiscal 2007 as compared to 8.9 percent for the same period in fiscal 2006.

We recorded an income tax benefit of $10.2 million in the three months ended April 1, 2007 as compared to $1.0 million of income tax provision in the three months ended March 26, 2006. The income tax benefit recorded in the three months ended April 1, 2007 was primarily due to a decrease in the valuation allowance of our Japanese subsidiary. This decrease was made as we now believe that it is more likely than not that these deferred tax assets will be realized. As part of our projected tax provision for the current year, we anticipate an increase of our valuation allowance against our U.S. deferred tax assets to offset the tax benefits for current year losses in the U.S. The income tax provision recorded in the three months ended March 26, 2006 was primarily related to taxes due on income generated in certain foreign jurisdictions.

As of April 1, 2007 most of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of fiscal 2005 upon our conversion to a taxable entity immediately prior to our initial public offering. The realization of these assets is dependent on substantial future taxable income which at April 1, 2007, in management’s estimate, is not more likely than not to be achieved.

Other Items

The impact on our operating results from changes in foreign currency exchange rates has not been material, principally because our expenses denominated in yen are generally comparable to our sales denominated in yen, and we enter into foreign currency exchange contracts to mitigate our exposure when yen denominated expenses and sales are not comparable.

As of April 1, 2007, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $40.0 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2010.

Financial Condition

Our cash and cash equivalents at April 1, 2007, totaled $592.1 million and consisted of cash, money market funds and commercial paper. We are subject to restrictions on our distribution of cash due to provisions in third-party loan agreements described below.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $6.6 million in the three months ended April 1, 2007. Non-cash charges included in the net loss consisted primarily of $130.5 million of depreciation, benefit for deferred income taxes of $15.6 million and amortization and compensation cost recognized under stock plans of $3.0 million. The net changes in operating assets and liabilities in the three months ended April 1, 2007 were primarily attributable to a decrease in accounts receivable of $25.3 million, an increase in inventory of $18.3 million and a decrease in accounts payable and accrued liabilities of $44.4 million. The decrease in accounts receivable was primarily due to a decrease in net sales in the first quarter of fiscal 2007 as compared to the last quarter of fiscal 2006. In order to meet the expected demand of our customers, we have increased our inventory balance, principally in work-in-progress, at the end of the first quarter of fiscal 2007.

Net cash used in operating activities was $34.9 million in the three months ended March 26, 2006. Non-cash charges included in the net loss consisted primarily of $130.9 million of depreciation and amortization. The net changes in operating assets and liabilities in the three months ended March 26, 2006 were primarily attributable to a decrease in accounts payable and accrued liabilities of $97.8 million, an increase in inventories of $16.3 million, partially offset by a decrease in receivables of $7.5 million and an increase in accrued compensation and benefits of $2.8 million compared to December 25, 2005.

Net Cash Used in Investing Activities

Net cash used in investing activities was $156.9 million in the three months ended April 1, 2007, primarily as a result of $174.6 million used to purchase property, plant and equipment, in particular to fund our 300-millimeter development and technology migrations, offset by a net cash inflow of $16.6 million from the maturity and sale of marketable securities ($344.3 million from the maturity and sale of marketable securities offset by a cash outflow of $327.7 million for the purchase of the same).

Net cash used in investing activities was $158.1 million in the three months ended March 26, 2006, primarily as a result of $135.1 million used to purchase property, plant and equipment, and a cash outflow of $53.8 million for the purchase of marketable securities with proceeds from our initial public offering, offset in part by a cash inflow of $29.8 million from maturity of marketable securities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $18.5 million in the three months ended April 1, 2007. This amount included $18.6 million in payments on debt and capital lease obligation.

Net cash used in financing activities was $111.0 million in the three months ended March 26, 2006. This amount included $209.9 million in payments on debt and capital lease obligations, including $16.0 million in payments to AMD, offset in part by a cash inflow of $98.9 million of proceeds from borrowings, net of issuance costs.

Contractual Obligations

The following table summarizes our contractual obligations as of April 1, 2007.

	Total	2007	2008	2009	2010	2011	2012 and Beyond
	(in thousands)
Contractual obligations to related party:
Promissory Note	$500	$500
Contractual obligations to third parties:
Senior Secured Term Loan Facility	500,000	3,000	4,000	4,000	4,000	4,000	481,000
Senior Notes	250,000	—	—	—	—	—	250,000
Exchangeable Senior Subordinated Debentures	207,000	—	—	—	—	—	207,000
Capital lease obligations	127,899	43,272	43,707	25,616	8,774	6,530	—
Credit Facility—Subsidiaries	36,622	32,071	4,273	278	—	—	—

Total principal contractual obligations	1,122,021	78,843	51,980	29,894	12,774	10,530	938,000
Operating leases	71,877	26,639	27,387	15,109	1,397	344	1,001
Unconditional purchase commitments	309,617	114,345	106,321	66,361	18,940	3,650	—
Interest payments	545,155	57,129	81,113	77,800	74,856	73,803	180,454

Total contractual obligations	$2,048,670	$276,956	$266,801	$189,164	$107,967	$88,327	$1,119,455

Spansion Japan 2007 Credit Facility

On March 30, 2007, Spansion Japan entered into a senior facility agreement with certain Japanese financial institutions, that provides Spansion Japan with a 48.4 billion yen senior secured term loan facility (approximately $411.4 million as of April 1, 2007).

Spansion Japan may, pursuant to the terms of this facility, borrow amounts in increments of 1.0 billion yen (approximately $8.5 million as of April 1, 2007). Amounts borrowed under this facility bear interest at a rate equal to the Japanese yen three-month Tokyo Interbank Offered Rate, or Japanese yen TIBOR, at the time of the drawdown, plus a margin of 2 percent per annum.

Pursuant to the terms of Spansion Japan 2007 Credit Facility, Spansion Japan is not permitted, among other things, to create any security interests or liens on any of its pledged assets and to sell or dispose of any of its pledged assets, subject to certain exceptions including the sale of JV1/JV2. This facility may be terminated in the event of default in accordance with the terms of this facility. Events of default under the facility include, among other things, the following: a default in performance of payment; if any of debt obligations of Spansion LLC exceeding $25.0 million, or of Spansion Japan exceeding 1.0 billion yen, are not paid when due; or if any debt obligations of Spansion Japan or Spansion LLC are accelerated or otherwise become due and payable, in each case if not cured within applicable time periods set forth in the Spansion Japan 2007 Credit Facility.

As of April 1, 2007, no amounts were outstanding under the Spansion Japan 2007 Credit Facility.

Other Financial Matters

JV1/JV2 Transaction

On April 2, 2007, Spansion Japan closed the sale of its JV1/JV2 wafer fabrication facilities located in Aizu-Wakamatsu, Japan (the “JV1/JV2 Facilities”), to Fujitsu and certain of its affiliates, pursuant to the Asset Purchase Agreement dated as of September 28, 2006 (the “JV1/JV2 Transaction”). Under the terms of the Purchase Agreement, Spansion Japan received sale proceeds of approximately $170.0 million in cash from Fujitsu in April 2007. In conjunction with the JV1/JV2 Transaction, on April 2, 2007 Spansion Japan also sold certain equipment located at the JV1/JV2 Facilities to an unrelated third party Japanese corporation for approximately $24.0 million.

In connection with the JV1/JV2 Transaction which closed on April 2, 2007, Spansion Japan and Fujitsu also entered into (i) a Wafer Processing Services Agreement, pursuant to which Fujitsu will provide certain wafer processing services to Spansion Japan at the JV1/JV2 Facilities; (ii) a Sort Services Agreement, pursuant to which Fujitsu will provide probe testing services of Spansion Japan’s wafers at the JV1/JV2 Facilities; (iii) a Rental Agreement, pursuant to which Spansion Japan will rent certain equipment to Fujitsu for the sole purpose of fulfilling the obligations of Fujitsu in the Sort Services Agreement; and (iv) a Services Agreement, pursuant to which Spansion Japan will provide certain human resource services and information technology services to Fujitsu.

Liquidity and Capital Resources

Our future uses of cash will primarily be for working capital, capital expenditures, debt service and other contractual obligations. Our capital expenditures during the three months ended April 1, 2007 were $174.6 million, and we expect to spend approximately $825.4 million on capital expenditures during the remainder of fiscal 2007.

The total amount due on debt service and other contractual obligations during the remainder of fiscal 2007 is approximately $277.0 million. We have approximately $207.0 million

Exchangeable Senior Subordinated Debentures due 2016 which are exchangeable for shares of our Class A common stock, cash or a combination of cash and shares of such Class A common stock, at our option. At any time prior to maturity, we may make an irrevocable election to satisfy the exchange obligation in cash up to 100 percent of the principal amount of the debentures exchanged, with any remaining amount to be satisfied in shares of Class A common stock or a combination of cash and shares of Class A common stock at a certain exchange ratio. We have not made the election and no debentures have been exchanged for our Class A common stock or cash as of April 1, 2007. See Note 8 of Notes to Consolidated Financial Statements for more information.

As of April 1, 2007, we have cash and cash equivalents of $592.1 million, marketable securities of $109.4 million and available credit facilities availability of $255.6 million, totaling $957.1 million.

The availability under our credit facilities is subject to certain borrowing base limitations and other covenants. In addition, subsequent to the end of the first quarter of fiscal 2007, we raised nearly $200.0 million from the sales of the JV1/JV2 Facilities to Fujitsu and certain equipment located at those facilities to an unrelated third party Japanese corporation. We received the proceeds in the second quarter of fiscal 2007.

We believe that our anticipated cash flows from operations and current cash balances, the net proceeds from our JV1/JV2 Transaction, our existing credit facilities and available external financing will be sufficient to fund working capital requirements, capital investments, debt service and operations and to meet our needs for at least the next twelve months.

Our ability to fund our cash needs will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors, such as those discussed in Part II, Item 1A “Risk Factors,” many of which are beyond our control. Should we require additional funding, such as to satisfy our short-term and long-term debt obligations when due or to make additional capital investments, we may need to raise the required additional funds through additional bank borrowings or public or private sales of debt or equity securities. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

Off-Balance-Sheet Arrangements

During the normal course of business, we may provide certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements, such as under the JV1/JV2 Transaction. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. We believe that any liability for these indemnities, commitments and guarantees would not be material to our accompanying condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We experienced no significant changes in market risk during the first quarter of fiscal 2007 except as follows: during the first quarter of fiscal 2007, the U.S. dollar weakened against the Japanese yen. As a result, the cumulative translation adjustment balance has increased for the three months ended April 1, 2007. This increase was primarily due to the translation of net assets of our subsidiary in Japan, denominated in that entity’s functional currency, the Japanese yen, into our reporting currency, the U.S. dollar. However, this translation adjustment does not affect our earnings or cash flows as it is recorded as a component of stockholders’ equity in our balance sheet. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to continue to incur foreign currency translation adjustments, which will either increase or decrease our total stockholders’ equity balance and which may be material. In addition, we cannot give any assurance as to the effect of future changes in foreign currency rates on our consolidated financial position, results of operations or cash flows.

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

Changes to Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with our management’s evaluation that occurred during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Tessera, Inc. v. Advanced Micro Devices, Inc. and Spansion LLC, et al., Civil Action No. 05-04063 (CW), in the United States District Court for the Northern District of California

On October 7, 2005, Tessera, Inc. filed a complaint, Civil Action No. 05-04063, for patent infringement against Spansion LLC and AMD in the United States District Court for the Northern District of California under the patent laws of the United States of America, 35 U.S.C. section 1, et seq., including 35 U.S.C. section 271. The complaint alleges that Spansion LLC’s Ball Grid Array (“BGA”) and multichip packages infringe the following Tessera patents: United States Patent No. 5,679,977, United States Patent No. 5,852,326, United States Patent No. 6,433,419 and United States Patent No. 6,465,893. On December 16, 2005, Tessera filed a First Amended Complaint naming Spansion Inc. and Spansion Technology Inc., our wholly owned subsidiary, as defendants. On January 31, 2006, Tessera filed a Second Amended Complaint adding Advanced Semiconductor Engineering, Inc., Chipmos Technologies, Inc., Chipmos U.S.A., Inc., Silicon Precision Industries Co., Ltd., Siliconware USA, Inc., ST Microelectronics N.V., ST Microelectronics, Inc., Stats Chippac Ltd., Stats Chippac, Inc., and Stats 34 Chippac (BVI) Limited. The Second Amended Complaint alleges that Spansion LLC’s BGA and multichip packages infringe the four Tessera patents identified above. The Second Amended Complaint further alleges that each of the newly named defendants is in breach of a Tessera license agreement and is infringing on a fifth Tessera patent, United States Patent No. 6,133,627. The Second Amended Complaint seeks unspecified damages and injunctive relief. On February 9, 2006, Spansion filed an answer to the Second Amended Complaint and asserted counterclaims against Tessera. On April 18, 2006, U.S. District Court Judge Claudia Wilken issued a Case Management Order that set a trial date of January 28, 2008. On March 13, 2007, Judge Wilken issued an order vacating the trial date. On April 12, 2007, Judge Wilken issued an order referring case management scheduling issues to a Special Master, and directing that the court will appoint an expert in the case to testify on the ultimate merits of the technical issues relating to infringement and patent validity. On April 26, 2007, Spansion, ST Microelectronics and AMD filed a motion to stay the District Court action pending resolution of the proceeding before the International Trade Commission described below.

Tessera has requested the following findings and remedies in this District Court action:

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

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, in the United States International Trade Commission

On April 17, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission against respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC and STMicroelectronics N.V. Tessera claims that “face up” and “stacked-chip” small format laminate Ball Grid Array (BGA) packages, including the Spansion 5185941F60 chip assembly, infringe certain specified claims of United States Patent Nos. 5,852,326 and 6,433,419 (the “Asserted Patents”). The complaint requests that the International Trade Commission institute an investigation into the matter.

Tessera has requested the following relief in the International Trade Commission action:

•

a permanent exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States all semiconductor chips with small format laminate BGA semiconductor packaging that infringe any of the Asserted Patents, and all products containing such infringing small format laminate BGA semiconductor packaged chips; and

•

a permanent cease and desist order pursuant to section 337(f) of the Tariff Act of 1930, as amended, directing respondents with respect to their domestic inventories to cease and desist from marketing, advertising, demonstrating, sampling, warehousing inventory for distribution, offering for sale, selling, distributing, licensing, or using any semiconductor chips with small format laminate BGA semiconductor packaging that infringe any of the Asserted Patents, and/or products containing such semiconductor chips.

We believe that we have meritorious defenses against Tessera’s claims and we intend to defend this proceeding vigorously.

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

The demand for our products depends in large part on continued growth in the industries into which they are sold. A decline in the markets served by any of these industries, or a decline in demand for Flash memory products in these industries, would have a material adverse effect on our results of operations.

Sales of our Flash memory products are dependent to a large degree upon consumer demand for mobile phones. In fiscal 2006 and during the first quarter of fiscal 2007, wireless customers, which primarily consist of mobile phone original equipment manufacturers, or OEMs, represented the largest market for NOR Flash memory. The market research firm iSuppli projects that wireless handset NOR Flash memory will represent approximately 73 percent of all NOR Flash memory sales in 2007, excluding commercial die. In fiscal 2006 and fiscal 2005, sales to wireless Flash memory customers drove a majority of our sales.

Similarly, sales of our products targeting embedded Flash memory customers are dependent upon demand for consumer electronics such as set top boxes, or STBs, and DVD players, automotive electronics, industrial electronics such as networking equipment, personal computers and PC peripheral equipment such as printers. Sales of our products are also dependent upon the inclusion of increasing amounts of Flash memory content in some of these products. In fiscal 2006 and the first quarter of fiscal 2007, sales to embedded Flash memory customers drove a significant portion of our sales.

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

We will continue to attempt to negotiate our own agreements and arrangements with third parties for intellectual property and technology that are important to our business, including the intellectual property that we previously had access to through our relationship with AMD. We will also attempt to acquire new patents as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating. If such third-party benefits from an existing patent cross-license agreement with AMD or Fujitsu, in many cases such third party will retain the rights that it has under that agreement, including rights to utilize the patents that AMD and Fujitsu transferred to us in connection with our reorganization as Spansion LLC in June 2003. In many cases, any such third party will also retain such rights to utilize any patents that have been issued to us or acquired by us subsequent to our reorganization and prior to our initial public offering or, in some cases, at the time of the conversion of the Class D common stock. Our negotiating position will therefore be impaired, because the other party will already be entitled to utilize a large number of our patents, while we will no longer have the right to utilize that party’s patents. As a result, we may be unable to obtain access to the other party’s patent portfolio on favorable terms or at all. Similarly, with respect to licenses from third parties for technology incorporated in our products or software used to operate our business, we may not be able to negotiate prices with these third parties on terms as favorable to us as those previously available to us because we are not able to take advantage of AMD’s size and purchasing power. These parties, and other third parties with whom AMD had no prior intellectual property arrangement, may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted. Such litigation could be extremely expensive and time consuming. We cannot assure you that such litigation would be avoided or successfully concluded. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of our products, would have a material adverse effect on us.

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

For example, during the first quarter of fiscal 2007, our business was adversely affected by a seasonal drop in unit shipments and a greater than average seasonal decline in price per bit selling prices as a result of intense competitive pressures. Also, net sales in the second half of fiscal 2004 decreased significantly compared to the first half of fiscal 2004. Net sales in the second half of fiscal 2004 were adversely affected by a decrease in demand from the mobile phone market and several events that occurred in the first half of fiscal 2004, such as excess inventory accumulation by mobile phone OEMs in China and our inability to meet demand for some of our lower density products for embedded Flash memory customers. This inability to meet demand adversely affected our relationship with these customers and our competitors were able to take advantage of this situation to increase their market share. If our net sales decline in the future, or if these or other similar conditions continue or occur again in the future, we would likely be materially adversely affected.

Our business has been characterized by average selling prices that decline over relatively short time periods, which can negatively affect our results of operations unless we are able to reduce our costs or introduce new products with higher average selling prices.

Average selling prices for our products historically have declined over relatively short time periods. For example, during the first quarter of fiscal 2005, our blended average selling prices decreased by approximately 17 percent compared with the fourth quarter of fiscal 2004, and during first quarter of fiscal 2007, our price-per-bit average selling prices decreased by in excess of 11 percent compared with the fourth quarter of fiscal 2006 due to an intensely competitive pricing environment in the Flash memory market that was greater than typical seasonal patterns. We are unable to predict pricing conditions for any future periods. Even in the absence of downturns or oversupply in the industry, average selling prices of our products have decreased during the products’ lives, and we expect this trend to continue. When our average selling prices decline, our net sales and net income decline unless we are able to compensate by selling more units, reducing our manufacturing costs or introducing and selling new, higher margin products with higher densities and/or advanced features. We have experienced declining average selling prices in the past, and we expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be. If our average selling prices decline, our operating results could be materially adversely affected.

If our cost reduction efforts are not effective, our business could be materially adversely affected.

We incurred a net loss in each of fiscal 2006, 2005 and 2004 of approximately $148 million, $304 million and $20 million, respectively, and in the first quarter of fiscal 2007 we incurred a net loss of approximately $75 million. As a result, we continue to undertake actions in an effort to significantly reduce our expenses. These actions include and have included the sale of non-performing assets, the consolidation of certain functional operations and other activities related to reducing expenses. We cannot assure you that we will be able to achieve anticipated cost reductions. If our cost reduction efforts are unsuccessful, we may be materially adversely affected.

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

During 2004, industry sales of NAND-based Flash memory products grew at a higher rate than sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. This trend continued in 2005 and 2006 when sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the overall Flash memory market. In 2006, according to iSuppli, total sales for the Flash memory market reached approximately $20.7 billion, of which approximately 40 percent was classified as sales of NOR-based Flash memory products and approximately 60 percent was classified as sales of NAND-based Flash memory products. We expect the trend of decreasing market share for NOR-based Flash memory products to continue in the future. iSuppli estimates that sales of NAND-based Flash memory products grew by approximately 15 percent from 2005 to 2006 and will grow at a nine percent compound annual growth rate from 2006 to 2011, while sales of NOR-based Flash memory products grew by approximately six percent from 2005 to 2006 and will grow at a two and a half percent compound annual growth rate from 2005 to 2010.

Moreover, the removable storage category of the Flash memory market, which is predominantly served by floating gate NAND vendors, is expected to constitute a significant portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose higher density floating gate NAND-based Flash memory products over MirrorBit NOR-, ORNAND- or Quad-based Flash memory products for their applications. If this occurs and OEMs continue to prefer the attributes and characteristics of floating gate NAND-based products over those of MirrorBit NOR-, ORNAND- or Quad-based products for their applications, we may be materially and adversely affected. Moreover, some of our competitors are able to manufacture on 300-millimeter wafers or may choose to utilize more advanced manufacturing process technologies than we use today to offer products competitive to ours at a lower cost. If floating gate NAND vendors continue to increase their share of the Flash memory market, our market share may decrease, which would materially adversely affect us.

In addition, even if products based on NAND architecture are unsuccessful in displacing products based on NOR architecture, the average selling prices for our products may be adversely affected by a significant decline in the price for NAND architecture-based products. Such a decline may result in downward price pressure in the overall Flash memory market affecting the price we can obtain for our NOR-based products, which would adversely affect us. We believe such downward pricing pressure was a factor in the steep declines in price-per-bit average selling prices in the first quarter of 2007. If the prices for NAND products do not improve, or continue to decline, we may be materially adversely affected.

Competitors may introduce new memory or other technologies that may make our Flash memory products uncompetitive or obsolete.

Our competitors are working on a number of new technologies, including FRAM, MRAM, polymer, nitride and phase-change based memory technologies. Some of our competitors have announced plans to bring to market products based on phase-change based memory technology in late 2007 and 2008. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate Flash memory, these other products could pose a competitive threat to a number of Flash memory companies, including us. In addition, we and some of our competitors have licensed Flash memory intellectual property associated with NROM technology from a third party. Use of this NROM intellectual property or use of independently developed nitride-based Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory technology that may compete with our proprietary MirrorBit technology.

If we fail to successfully develop products based on our new MirrorBit ORNAND, MirrorBit Eclipse or MirrorBit Quad architectures, or if there is a lack of market acceptance of these products, our future operating results would be materially adversely affected.

We are positioning ourselves to address the increasing demand for higher density data optimized Flash memory by offering products based on our new MirrorBit ORNAND, MirrorBit Eclipse and MirrorBit Quad architectures. The success of these architectures requires that we timely and cost effectively develop, manufacture and market products based on these architectures that are competitive with floating gate NAND-based Flash memory products. We began commercial shipments of MirrorBit ORNAND-based products in the second quarter of fiscal 2006 and began commercial shipments of MirrorBit Quad-based products in the first quarter of 2007. However, if we fail to develop and commercialize these products and additional products based on these architectures on a timely basis, our future operating results would be materially adversely affected. Furthermore, if market acceptance of products based on our new MirrorBit architectures occurs at a slower rate than we anticipate, our ability to compete will be reduced, and we would be materially adversely affected. If we do not achieve market acceptance of these architectures or subsequent MirrorBit products, our future operating results would be materially adversely affected.

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

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. As of April 1, 2007, we had an aggregate principal amount of approximately $1.1 billion in outstanding debt.

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

As of April 1, 2007, we were in compliance with the financial covenants under our debt instruments. However, we cannot assure you that in the future we will be able to satisfy the covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. For example, as of December 25, 2005, Spansion Japan was not in compliance with certain financial covenants under its debt instruments but obtained waivers from the other parties. Also, we obtained an amendment to the Credit Agreement to our Senior Secured Term Loan Facility, which provides changes to certain financial covenants. We cannot assure you that we will be able to obtain waivers for any future failures to comply with our financial covenants, or amendments which will prevent a failure to comply in the future. A breach of any of the covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect us.

If we cannot generate sufficient operating cash flows and obtain external financing, we may be unable to make all of our planned capital expenditures.

Our ability to fund anticipated capital expenditures depends on generating sufficient cash flows from operations and the continued availability of external financing. We expect our total capital expenditures for the remainder of fiscal 2007 to be approximately $826 million. Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flows and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for our products, product mix, changes in industry conditions and market competition.

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

We intend to expand our manufacturing capacity to produce approximately 15,000 to 20,000 300-millimeter wafers per month at our planned flash memory manufacturing facility in Aizu-Wakamatsu, Japan, which we refer to as SP1. In fiscal 2006 we commenced a plan to spend approximately $1.2 billion over three years to construct and equip SP1. Our goal is to have 65-nanometer process technology on 300-millimeter wafer capacity in production in late 2007, and 45-nanometer process technology on 300-millimeter wafer capacity in production in mid-2008. However, the actual cost and capacity achieved will vary depending on various factors, including available financing and future product demand. Financing for the construction of, and equipment for, SP1 may not be available when needed or, if available, may not be available on satisfactory terms. If we do not achieve our desired capacity at the anticipated cost, or if we cannot obtain suitable financing, we may be delayed in achieving, or may not achieve, such capacity, and we could be materially adversely affected.

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

Our success depends to a significant extent on the development, qualification, production, introduction and acceptance of new product designs and improvements that provide value to Flash memory customers. We must also be able to accomplish this process at a faster pace than we currently do. For example, we introduced products on 90-nanometer process technology in 2006 and plan to be in production on 65-nanometer process technology in 2007 and in production on 45-nanometer process technology in 2008. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we could be materially adversely affected. For example, during the second half of fiscal 2004 and the first quarter of fiscal 2005, we experienced a delay in qualifying and introducing a new Flash memory product based on our MirrorBit technology for wireless Flash memory customers. The delay, which was due to our having to re-design the product in order to achieve higher performance specifications under all temperature conditions, contributed to lower than anticipated net sales during the second half of fiscal 2004 and the first six months of fiscal 2005 and caused us to lose market share. We began delivering a version of this product in the first quarter of fiscal 2005, and we began delivering our new, higher performance version of the product by the end of the second quarter of fiscal 2005. In addition, we continue to transition certain of our products from floating gate technology to MirrorBit technology. If we experience any substantial difficulty with this transition, we may be materially adversely affected.

Manufacturing capacity constraints may adversely affect us.

There may be situations in which our manufacturing capacity is inadequate to meet the demand for some of our products. We increasingly depend on foundry, subcontractor and similar arrangements with third parties to meet demand. Our arrangements with third-party suppliers do not necessarily include capacity guarantees. If a third-party manufacturer on which we rely does not have the capacity to deliver an adequate amount of product to meet actual demand, we may not be able to obtain the manufacturing capacity, either in our own facilities or through other third-party arrangements, to meet such demand. During fiscal 2006, demand for certain of our products exceeded the available supply. As a result, we were unable to meet the demand of some of our customers for these products. This adversely impacted our relationships with these customers, and comparable situations in the future could cause harm to our reputation in the marketplace, cause these customers to move future business to our competitors or cause us to make financial concessions to our customers. Any of these occurrences could have a material adverse effect on us. Also, in the third and fourth quarters of fiscal 2005 and the third quarter of fiscal 2006, we experienced capacity constraints for final test and assembly of some of our products. These constraints continued into the fourth quarter of fiscal 2006. While we have worked internally and with subcontractors to increase capacity to meet anticipated demand, we cannot assure you that we will not experience similar constraints in the future. These capacity constraints limit our ability to respond to rapid and short-term surges or changes in demand for our products. If we are unable to obtain sufficient manufacturing capacity to meet anticipated demand, either in our own facilities or through foundry, subcontractor or similar arrangements with third parties, or if we are unable to obtain foundry services at competitive rates, our business may be materially adversely affected.

Our increased reliance on third-party manufacturers entails risks that could materially adversely affect us.

We currently obtain foundry services from other companies, including Taiwan Semiconductor Manufacturing Company Limited, and, due to our recent sale of our JV1 and JV2 manufacturing facilities, we now obtain foundry services from Fujitsu. We also use independent contractors to perform some of the assembly, testing and packaging of our products. Third-party manufacturers are often under no obligation to provide us with any specified minimum quantity of product. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements. These manufacturers also make products for other companies, including certain of our competitors, and/or for themselves and could choose to prioritize capacity for themselves or other customers beyond any minimum guaranteed amounts, reduce deliveries to us or, in the absence of price guarantees, increase the prices they charge us on short notice, such that we may not be able to pass cost increases on to our customers. Because it could take several quarters or more to establish a relationship with a new manufacturing partner, we may be unable to secure an alternative supply for specific products in a short timeframe or at all at an acceptable cost to satisfy our production requirements. In addition, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Other risks associated with our increased dependence on third-party manufacturers include: their ability to adapt to our proprietary technology, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, lack of capacity in periods of excess demand, misappropriation of our intellectual property, reduced ability to manage inventory and parts and risks associated with operating in foreign countries. If we are unable to secure sufficient or reliable suppliers of wafers or obtain the necessary assembling, testing and packaging services, our ability to meet customer demand for our products may be adversely affected, which could have a material adverse effect on us.

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

It is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing capacity. This may result in write-downs or write-offs of inventories and losses on products the demand for which is lower than we anticipate. In addition, during periods of industry overcapacity, such as we have recently experienced, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements.

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

We also expect to face competition as we address new applications with the introduction of our MirrorBit ORNAND and MirrorBit Quad-based architectures. These products are intended to allow us to compete in the data storage portion of the integrated category and select portions of the removable category of the Flash memory market that might otherwise be served by NAND-based Flash memory products or other non-volatile storage technologies such as ROM or optical discs. As a result, we may compete with a number of established NAND-based Flash memory vendors and other incumbent suppliers of alternative technology in marketing and selling these products. Moreover, products based on our MirrorBit ORNAND and MirrorBit Quad architectures may not have the price, performance, quality and other features necessary to compete successfully for these applications.

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

We serve our customers worldwide directly through our sales force and indirectly through our distributors, who purchase products from us and sell them to customers, either directly or through their distributors. Our customers consist of OEMs, original design manufacturers, or ODMs, and contract manufacturers. In fiscal 2005, fiscal 2006, and during the first quarter of fiscal 2007, the five largest of these customers accounted for a significant portion of end sales of our products. Our business strategy is to continue to maintain and increase our market share, diversify our customer base in the integrated category of the Flash memory market, and enter new markets enabled by our MirrorBit technology. We cannot assure you that we will be successful in implementing this strategy, and if we are unsuccessful, we could be materially adversely affected. For example, in the fourth quarter of fiscal 2006 we were materially adversely affected by the reduced customer demand for some of our custom high density NOR-based Flash memory solutions used in mid-range wireless handsets. If we are unsuccessful in executing our strategy, we could be materially adversely affected.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in technology or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development for design and process technologies in an effort to design and manufacture advanced Flash memory products. For example, in fiscal 2006 and the first quarter of fiscal 2007, our research and development expenses were approximately $342 million and $102 million, respectively, or approximately 13 and 16 percent of our net sales.

Currently, we are developing new non-volatile memory process technologies, including 65-nanometer and 45-nanometer process technologies. Our Submicron Development Center facility is developing manufacturing process technologies on 300-millimeter wafers. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive, which could materially adversely affect us. Further, we cannot assure you that our investments in research and development will result in increased sales or competitive advantage, which could adversely affect our operating results.

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

Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. For example, we continuously modify our manufacturing processes in an effort to improve yields and product performance and decrease costs. We are continuing to transition products to 90-nanometer process technology and developing the 65-nanometer process technology for the manufacture of some of our products. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. We may fail to achieve acceptable yields or may experience product delivery delays as a result of, among other things, capacity constraints, delays in the development of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, impurities or other difficulties in the manufacturing process. Any of these occurrences could adversely impact our relationships with customers, cause harm to our reputation in the marketplace, cause customers to move future business to our competitors or cause us to make financial concessions to our customers. For example, in the third quarter of fiscal 2006, we had lower than expected yields on 12,000 raw wafers and, as a result, we were unable to meet the demand of some of our customers, including in Japan, and our revenue and gross margins were adversely affected.

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

For example, Tessera, Inc. filed lawsuits against us alleging that we have infringed certain of Tessera’s patents. Tessera has sought to enjoin such alleged infringements, to recover an unspecified amount of damages, and to bar our importation and sale of allegedly infringing products. In addition, Fujitsu has informed us that Texas Instruments has asserted that a number of our products infringe some of Texas Instruments’ patents. Fujitsu has also informed us that it expects us to defend and indemnify Fujitsu against Texas Instruments’ claims. Fujitsu has provided us with formal notice that they believe we have a duty to defend or indemnify Fujitsu under the terms of our distribution agreement. Since then, we and Fujitsu have been discussing the issues raised by this notice, and if Fujitsu were to terminate our distribution agreement, we could be materially adversely affected. Defending these alleged infringement claims and similar claims could be extremely expensive and time-consuming and an award of damages or an injunction could have a material adverse effect on us. We cannot assure you that litigation related to the intellectual property rights of ours or others can be avoided or will be successfully concluded.

Our inability to design and implement new enterprise-wide information systems in a timely and cost-effective manner could materially adversely affect us.

Although we have completed our physical separation from AMD’s information systems, we are continuing to design and implement our own enterprise-wide information systems. These systems have been designed to automate more fully our business processes and affect most of our functional areas including sales, finance, procurement, inventory control, collections, order processing and manufacturing. Implementation of information systems is particularly difficult since our systems have historically been integrated into AMD’s systems. Implementation has also required significant upgrades and enhancements to our existing computer hardware and software systems. Historically, other companies have experienced substantial delays in the implementation of such information systems. Implementation of these information systems is complex, expensive and time consuming and successful implementation could be delayed or otherwise adversely affected by various factors including:

•	any failure to provide adequate training to employees;

•	any failure to retain key members of the implementation team or to find suitable replacements for such personnel;

•	any failure to develop and apply appropriate testing procedures that accurately reflect the demands that will be placed on these information systems following implementation; and

•	any failure to develop and implement adequate back-up systems and procedures in the event that difficulties or delays arise during or following the implementation of these information systems.

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

We also rely on purchasing commercial memory die from third-party suppliers to incorporate these die into multi-chip package, or MCP, products. The availability of these third-party purchased commercial die is subject to market availability, and the process technology roadmaps and manufacturing capacities of our vendors. For example, our production was constrained in the first half of fiscal 2004 because of difficulties in procuring adequate supply of pseudo static RAM, or pSRAM. In addition, some of our major suppliers, including Samsung, are also our competitors. Interruption of supply from a competitor that is a supplier or otherwise or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure these materials, or if the materials we receive from our suppliers do not meet our production requirements or product specifications, we may have to reduce our manufacturing operations or our manufacturing yields may be adversely affected. Such a reduction and yield issues have in the past and could in the future have a material adverse effect on us.

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

We have used the brand name “Spansion” since June 2003. Prior to that time, all of our Flash memory products were sold under either AMD’s or Fujitsu’s brand. AMD’s and Fujitsu’s brand names are well known by Flash memory customers, suppliers and potential employees. We expend time, effort and resources to continue to establish our brand name in the marketplace. We cannot assure you that this effort will ultimately be successful. If we are unsuccessful in continuing to establish our brand identity, we may be materially adversely affected.

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

Consequently, movements in exchange rates could cause our net sales and expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on our operating results and on the cost of capital asset acquisitions. We do not use these contracts for speculative or trading purposes. We cannot assure you that these activities will be successful in reducing our foreign currency exchange rate exposure. Failure to do so could have a material adverse effect on us.

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

The majority of our wafer fabrication capacity is located in Japan and nearly all final test and assembly of our products is performed at our facilities in China, Malaysia and Thailand and by third parties in Taiwan and Japan. In addition, we have international sales operations and, as part of our business strategy, we are continuing to seek to expand our product sales in high growth markets. The political and economic risks associated with our sales to, and operations in, foreign countries include:

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters are located near major earthquake fault lines in California, and one of our two wafer fabrication facilities, as well as our new 300-mm wafer fabrication facility, SP1, are located near major earthquake fault lines in Japan. In addition, our assembly and test facilities located in China, Malaysia and Thailand may be affected by tsunamis. In the event of a major earthquake, tsunami or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or other business interruptions, any of which could materially adversely affect us.

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

AMD and Fujitsu are our two largest stockholders. AMD has the right to elect one member to our board of directors. Fujitsu has the right to elect one member to our board of directors, although Fujitsu currently does not have a representative on our board of directors. Each stockholder’s ability to elect directors is subject to reduction based on the amount of our common stock that they own and this right terminates when their ownership in us falls below ten percent.

In addition, the director appointed by AMD continues to hold his position at AMD. Individuals who are our directors and also officers of either AMD or Fujitsu have a duty of care and loyalty to us when acting in their capacities as our directors and a duty of care and loyalty to AMD or Fujitsu when acting as their officers or directors. However, our certificate of incorporation provides that in the event a director or officer of our company who is also a director or officer of AMD or Fujitsu acquires knowledge of a potential business opportunity that may be deemed a corporate opportunity of our company and AMD or Fujitsu, such opportunity will belong to AMD or Fujitsu, as applicable, unless it has been expressly offered to such director or officer in writing solely in his or her capacity as a director or officer of our company. Ownership of AMD common stock, or stock options to acquire AMD common stock by any of our directors and officers could create, or appear to create, potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for AMD than they do for us.

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

We currently rely on Fujitsu to act as the sole distributor of our products to customers in Japan, which was one of our most important geographic markets in fiscal 2006 and in the first quarter of fiscal 2007. Under our distribution agreement with Fujitsu, Fujitsu has agreed to use its best efforts to promote the sale of our products in Japan and to other customers served by Fujitsu. In the event that we reasonably determine that Fujitsu’s sales performance in Japan and to those customers served by Fujitsu is not satisfactory based on specified criteria, then we have the right to require Fujitsu to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include appointing another distributor as a supplementary distributor to sell products in Japan and to customers served by Fujitsu. Pursuing these actions would be costly and disruptive to the sales of our products in Japan. If Fujitsu’s sales performance in Japan is unsatisfactory or if we are unable to successfully maintain our distribution agreement and relationship with Fujitsu, as a result of its seeking indemnity from us in respect of certain infringement claims made by Texas Instruments or otherwise, and we can not timely find a suitable supplementary distributor, we would be materially adversely affected.

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

Our reorganization in 2003 was the commencement of AMD’s and Fujitsu’s respective divestures of their Flash memory businesses. Since that time, our activities as an independent company, including our initial public offering in December 2005 and our secondary stock offering in November 2006, have been vehicles by which AMD and Fujitsu further reduced their holdings in us. Recently, AMD began selling a large number of our shares in the public market under Rule 144, and we expect them to continue their divesture. Sales of substantial amounts of our common stock, or the possibility of such sales, could adversely affect the market price of our common stock and impede our ability to raise capital through the issuance of additional equity securities. Subject to any applicable U.S. federal and state securities laws, AMD and Fujitsu may begin to sell shares of our common stock that they beneficially own. In addition, we could also issue and sell additional shares of our common stock. For example, in February 2007 AMD sold a large number of our shares. We cannot predict with any certainty the effects of such sales, however, any further sale by AMD, or a sale by Fujitsu or us of our common stock in the public market, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock.

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

If we conduct an offering of our common stock, we may experience an “ownership change” as defined in the Internal Revenue Code such that our ability to utilize our federal net operating loss carryforwards of approximately $227 million as of December 31, 2006 may be limited under certain provisions of the Internal Revenue Code. As a result, we may incur greater tax liabilities than we would in the absence of such a limitation and any increased liabilities could materially adversely affect us.

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

ITEM 6.	EXHIBITS

10.61(b)	First Amendment, dated as of March 22, 2007, to Credit Agreement, dated as of November 1, 2006, among Spansion LLC, Spansion Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto.

10.65	Facility Agreement, dated as of March 30, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, Sumisho Lease Co., Ltd., Mitsui Leasing & Development, Ltd., and certain lenders thereto.

10.66	Security Agreement, dated as of March 30, 2007, between Spansion Japan Limited and GE Capital Leasing Corporation.

10.67	Security Agreement, dated as of March 30, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, and certain secured parties thereto.

10.68	Memorandum of Understanding, dated as of March 31, 2007, between Spansion Inc. and Fujitsu Limited.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date:	May 9, 2007	By:	/s/ Dario Sacomani
Dario Sacomani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)