Form 10-Q/A
period 2007-04-01
Spansion Inc.
filed 2007-05-24
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to amend our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2007 as filed with the Securities and Exchange Commission on May 9, 2007 (the “Original Filing”). Amendment No. 1 is being filed solely for the purpose of filing revised Exhibits 31.1 and 31.2, the Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”).

Except for the revised Certifications, no other changes have been made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements – Continued

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

ITEM 6.	EXHIBITS

†10.61(b)	First Amendment, dated as of March 22, 2007, to Credit Agreement, dated as of November 1, 2006, among Spansion LLC, Spansion Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto.

†10.65	Facility Agreement, dated as of March 30, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, Sumisho Lease Co., Ltd., Mitsui Leasing & Development, Ltd., and certain lenders thereto.

†10.66	Security Agreement, dated as of March 30, 2007, between Spansion Japan Limited and GE Capital Leasing Corporation.

†10.67	Security Agreement, dated as of March 30, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, and certain secured parties thereto.

†10.68	Memorandum of Understanding, dated as of March 31, 2007, between Spansion Inc. and Fujitsu Limited.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†	Previously filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007 as filed with the Securities and Exchange Commission on May 9, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date:	May 23, 2007	By:	/s/ Dario Sacomani
Dario Sacomani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)