Form 10-Q
period 2007-07-01
Spansion Inc.
filed 2007-08-10
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on August 9, 2007:

Class	Number of Shares
Class A Common Stock, $0.001 par value	135,100,010
Class B Common Stock, $0.001 par value	1
Class C Common Stock, $0.001 par value	1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006
Net sales	$373,710	$396,735	$788,665	$396,735
Net sales to related parties (Note 6)	235,462	258,617	448,278	820,546

Total net sales	609,172	655,352	1,236,943	1,217,281

Operating expenses:
Cost of sales (including $63,689, $55,782, $104,474 and $113,323 of expenses charged by related parties)	502,052	523,295	1,040,619	976,285
Research and development (including $335, $4,265, $779 and $8,677 of expenses charged by related parties)	110,815	90,037	212,661	173,779
Sales, general and administrative (including $436, $7,187, $922 and $17,457 of expenses charged by related parties)	61,012	69,068	118,801	132,303

Total operating expenses	673,879	682,400	1,372,081	1,282,367

Operating loss	(64,707)	(27,048)	(135,138)	(65,086)

Other income (expense), net:
Gain on sale of marketable securities	—	6,884	—	6,884
Loss on early extinguishment of debt	(3,435)	(17,310)	(3,435)	(17,310)
Interest income and other, net	15,107	4,300	24,038	10,279
Interest expense (including $0, $5,281, $0 and $11,729 of expenses charged by related parties)	(17,542)	(18,391)	(41,688)	(37,185)

Other income (expense), net	(5,870)	(24,517)	(21,085)	(37,332)

Loss before income taxes	(70,577)	(51,565)	(156,223)	(102,418)
Benefit for income taxes	(3,676)	(2,806)	(13,843)	(1,782)

Net loss	$(66,901)	$(48,759)	$(142,380)	$(100,636)

Net loss per common share:
Basic and diluted	$(0.50)	$(0.38)	$(1.06)	$(0.78)

Shares used in per share calculation:
Basic and diluted	134,827	128,464	134,683	128,311

See accompanying notes

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	Jul. 1, 2007	Dec. 31, 2006 (*)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$616,923	$759,794
Marketable securities	100,000	125,975
Trade accounts receivable, net	174,406	199,850
Trade accounts receivable from related parties, net (Note 6)	202,878	193,728
Other receivables from related parties (Note 6)	9,083	2,325
Inventories:
Raw materials	41,771	44,840
Work-in-progress	317,718	344,603
Finished goods	118,756	66,397

Total inventories	478,245	455,840

Deferred income taxes	34,093	1,395
Prepaid expenses and other current assets	63,748	36,163

Total current assets	1,679,376	1,775,070
Property, plant and equipment, net	2,116,223	1,735,694
Deferred income taxes	17,646	13,556
Other assets	44,556	25,397

Total assets	$3,857,801	$3,549,717

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks under revolving loans	$—	$33,608
Accounts payable	691,893	408,365
Accounts payable to related parties (Note 6)	53,430	14,559
Accrued compensation and benefits	60,148	51,598
Accrued liabilities to related parties (Note 6)	10,296	11,273
Other accrued liabilities	84,837	59,045
Income taxes payable	25,130	4,333
Deferred income on shipments to a related party	83	229
Deferred income on shipments	36,782	32,267
Current portion of long-term obligations to related parties (Note 8)	500	500
Current portion of long-term debt	8,496	12,560
Current portion of long-term obligations under capital leases	42,442	61,706

Total current liabilities	1,014,037	690,043
Deferred income taxes	67	188
Long-term debt, less current portion	1,063,247	934,138
Long-term obligations under capital leases, less current portion	58,570	75,535
Other long-term liabilities	37,893	4,053
Commitments and contingencies
Stockholders’ equity	1,683,987	1,845,760

Total liabilities and stockholders’ equity	$3,857,801	$3,549,717

*	Derived from audited financial statements at December 31, 2006.

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006
Cash Flows from Operating Activities:
Net loss	$(142,380)	$(100,636)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	257,252	272,429
Loss on pension curtailment	2,010	—
Loss on early extinguishment of debt	3,435	17,310
Provision for doubtful accounts	1,727	(312)
(Benefit) Provision for deferred income taxes	(36,697)	1,463
Net gain on sale and disposal of property, plant and equipment	(14,597)	(465)
Gain on sale of marketable securities	—	(6,884)
Compensation recognized under employee stock plans	7,341	14,231
Amortization of discount on senior subordinated and senior notes	1,198	1,960
Changes in operating assets and liabilities:
(Increase) Decrease in trade accounts receivable from related parties	(9,805)	159,262
(Increase) Decrease in other receivables from related parties	(6,758)	12,207
Decrease (Increase) in trade accounts receivable	24,371	(195,624)
Increase in inventories	(22,864)	(25,925)
Increase in prepaid expenses and other current assets	(27,136)	(14,995)
(Increase) Decrease in other assets	(22,594)	189
Increase (Decrease) in accounts payable and accrued liabilities to related parties	37,894	(102,715)
Increase in accounts payable and accrued liabilities	289,896	66,043
Decrease in accrued compensation and benefits	(2,334)	(9,992)
Increase (Decrease) in income taxes payable	20,746	(10,301)
Decrease in deferred income on shipments to a related party	(146)	(31,492)
Increase in deferred income on shipments	4,514	27,306

Net cash provided by operating activities	365,073	73,059

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	186,226	2,298
Purchases of property, plant and equipment	(769,889)	(290,940)
Proceeds from maturity and sale of marketable securities	633,050	272,721
Purchases of marketable securities	(607,075)	(63,612)

Net cash used in investing activities	(557,688)	(79,533)

Cash Flows from Financing Activities:
Cash distribution to related parties for stock-based compensation	—	(5,991)
Proceeds from borrowings, net of issuance costs	625,844	320,373
Proceeds from issuance of stock	60	—
Payments on loans from related parties	—	(196,619)
Payments on debt and capital lease obligations	(570,952)	(280,004)

Net cash provided by (used in) financing activities	54,952	(162,241)

Effect of exchange rate changes on cash and cash equivalents	(5,208)	16,807

Net decrease in cash and cash equivalents	(142,871)	(151,908)
Cash and cash equivalents at the beginning of period	759,794	506,439

Cash and cash equivalents at end of period	$616,923	$354,531

See accompanying notes

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Spansion Inc. is a semiconductor manufacturer headquartered in Sunnyvale, California, with manufacturing, research and assembly operations in the United States and Asia. The Company designs, develops, manufactures, markets and sells Flash memory solutions that encompass a broad spectrum of densities and features to address the integrated Flash memory market.

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

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended July 1, 2007 and July 2, 2006 consisted of 13 weeks and 14 weeks, respectively. The six months ended July 1, 2007 and July 2, 2006 consisted of 26 weeks and 27 weeks, respectively. The second quarter of fiscal 2006 consisted of one week more than the same quarter of fiscal 2007.

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

Sabbatical Leave Program

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issue Task Force (EITF) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate. If such benefits are deemed to accumulate, they should be accrued for, as compensation expense over the employee’s requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. The Company adopted this Issue beginning January 1, 2007 using the cumulative effect adjustment approach. The effect of this adoption resulted in an increase to the Company’s accumulated deficit of approximately $10 million as of the beginning of fiscal 2007. The effect of this change on the Company’s condensed consolidated statements of operations for the three and six months ended July 1, 2007 is not material.

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

Income Taxes

In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption on January 1, 2007 did not have a material effect on the Company’s consolidated financial statements. The effect of this change on the Company’s condensed consolidated statements of operations for the three and six months ended July

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

1, 2007 is not material. As of the date of the adoption, the Company’s total gross unrecognized tax benefits were $2.2 million, of which, $1.7 million, if recognized, would affect the Company’s effective tax rate. For the three months ended July 1, 2007, the Company’s total gross unrecognized tax benefits were $3.1 million of which $2.3 million, if recognized, would affect the effective tax rate. The gross amount of the increase in unrecognized tax benefits from the date of adoption to the six months ended July 1, 2007 was primarily due to tax positions taken during a prior period.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expenses.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years 2003 through 2006 are subject to examination by the tax authorities. With few exceptions, the Company is not subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2003.

The Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Interest and penalties incurred in the six months ended July 1, 2007 were immaterial.

3.	Stock-Based Compensation

Plan Descriptions

On May 29, 2007, the Company’s stockholders approved the Spansion Inc. 2007 Equity Incentive Plan (the “2007 Plan”). The maximum number of shares of the Company’s Class A Common Stock that may be issued or transferred pursuant to awards under the 2007 Plan equals the sum of: (1) 6,675,000 shares, plus (2) the number of shares available for award grant purposes under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) as of May 29, 2007, plus (3) the number of any shares subject to stock options and restricted stock or restricted stock unit awards granted under the 2005 Plan and outstanding as of May 29, 2007 which expire, or for any reason are cancelled or terminated, after that date without being exercised or paid. As of May 29, 2007, approximately 920,523 shares were available for award grant purposes under the 2005 Plan, and approximately 7,091,852 shares were subject to options and restricted stock or restricted stock unit awards then outstanding under the 2005 Plan.

The 2007 Plan provides awards that may be granted to an officer or employee, a consultant or advisor, or a non-employee director of the Company or its subsidiaries. Stock options and restricted stock unit awards issued under the 2007 Plan generally vest 25 percent after one year, and the balance ratably over a period of four years and expire if not exercised by the seventh anniversary of the grant date. Restricted stock unit awards have no exercise price or expiration date. Restricted stock unit awards issued under the 2007 Plan generally vest over a four year period.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Shares Available to Grant

Number of shares available for grant under the 2005 Plan and 2007 Plan:

Number of shares available for grant under the 2005 Equity Incentive Plan:
Amount reserved for grant	9,500,000
Stock options granted through May 29, 2007, net of cancelled stock options	(3,505,718)
Restricted stock unit awards granted through May 29, 2007, net of cancelled restricted stock unit awards	(5,041,842)
Shares transferred to the 2007 Plan	(920,523)

Ungranted shares under the 2005 Plan (1)	31,917

Number of shares available for grant under the 2007 Equity Incentive Plan:
Amount reserved for grant (2)	7,595,523
Stock options granted through July 1, 2007, net of cancelled stock options	(62,500)
Restricted stock unit awards granted through July 1, 2007, net of cancelled restricted stock unit awards	(98,370)

Shares available for grant under the 2007 Plan	7,434,653

(1)

The remaining ungranted shares under the 2005 Plan were related to stock options or restricted stock unit awards which were cancelled subsequent to May 29, 2007 and will be transferred to the 2007 Plan in future periods.

(2)	The 7,595,523 shares reserved for grant under the 2007 Plan consisted of 6,675,000 shares approved for grant under the 2007 Plan and 920,523 of shares transferred from the 2005 Plan.

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense, by financial statement caption, resulting from the Company’s stock options and restricted stock unit awards for the three and six months ended July 1, 2007 and July 2, 2006:

	Three Months Ended		Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006
	(in thousands)
Cost of sales	$2,174	$2,139	$3,671	$5,254
Research and development	1,086	1,070	1,835	2,629
Sales, general and administrative	1,086	1,070	1,835	2,629
Stock-based compensation expense before income taxes	4,346	4,279	7,341	10,512

Income tax benefit (1)	—	—	—	—

Stock-based compensation expense after income taxes (1)	$4,346	$4,279	$7,341	$10,512

(1)

There is no income tax benefit relating to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subjected to a full valuation allowance.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The weighted average fair value of the Company’s stock options granted in the three months ended July 1, 2007 and July 2, 2006 was $4.85 and $7.48 per share, respectively. The weighted average fair value of the Company’s stock options granted in the six months ended July 1, 2007 and July 2, 2006, was $4.91 and $7.84 per share, respectively. The fair value of each stock option was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants in the three and six months ended July 1, 2007 and July 2, 2006:

	Three Months Ended		Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006
Expected volatility	48.70%	55.92%	48.80%	59.97%
Risk-free interest rate	4.80%	5.10%	4.78%	4.89%
Expected term (in years)	4.61	4.61	4.61	4.59
Dividend yield	0%	0%	0%	0%

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

As of July 1, 2007, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $55.8 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2010.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information for the period presented:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 26, 2005 (1)	1,949,750	$12.00
Granted	462,500	$14.93
Cancelled	(277,344)	$12.00

Outstanding as of December 31, 2006	2,134,906	$12.63	6.08	$4,761
Granted	1,623,312	$10.56
Cancelled	(190,000)	$13.62
Exercised	(5,000)	$12.00

Outstanding as of July 1, 2007	3,563,218	$11.64	6.11	$—

Exercisable as of July 1, 2007 (2)	583,148	$12.20	5.47	$—

(1)	Outstanding shares at the beginning of fiscal 2006 were the shares granted upon the Company’s initial public offering (IPO) on December 15, 2005.

(2)	There were 583,148 shares vested and exercisable as of July 1, 2007, with a total grant date fair value of approximately $7.1 million.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.10 as of June 29, 2007, which was the last trading day prior to July 1, 2007, which would have been received by the stock option holders had all stock option holders exercised their stock options as of that date.

The following table summarizes RSU award activity and related information for the period presented:

	Number of Shares	Weighted- Average Grant-date Fair Value
Unvested as of December 26, 2005 (1)	3,604,090	$12.00
Granted	362,434	$15.23
Cancelled	(217,021)	$13.02
Vested	(825,888)	$12.00

Unvested as of December 31, 2006	2,923,615	$12.33
Granted	1,536,477	$10.59
Cancelled	(145,768)	$12.40
Vested	(674,987)	$12.10

Unvested as of July 1, 2007	3,639,337	$11.64

(1)	Unvested shares at the beginning of fiscal 2006 were the shares granted upon the Company’s IPO on December 15, 2005.

4.	Net Loss per Share

The Company excluded 19.0 million shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon conversion of Spansion LLC’s 2.25% Exchangeable Senior Secured Debentures from the calculation of diluted earnings per share for the three and six months ended July 1, 2007 because they had an antidilutive effect due to the net losses recorded in those periods.

The Company excluded 16.8 million shares issuable upon exercise of outstanding stock options and upon vesting of outstanding restricted stock units from the calculation of diluted earnings per share for the three and six months ended July 2, 2006 because they had an antidilutive effect due to the net losses recorded in those periods.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

5.	Comprehensive Loss

The following are the components of comprehensive loss:

	Three Months Ended		Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006
	(in thousands)
Net loss	$(66,901)	$(48,759)	$(142,380)	$(100,636)
Amortization of prior service cost	16	—	194	—
Pension curtailment loss	2,010	—	2,010	—
Net change in cumulative translation adjustment	(26,439)	19,611	(19,459)	17,817
Net change in unrealized gains on marketable securities, net of $0 taxes	—	(6,230)	—	(7,291)

Total comprehensive loss	$(91,314)	$(35,378)	$(159,635)	$(90,110)

6.	Related Party Transactions

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

The following tables present significant related party transactions and account balances between the Company and AMD (see Note 8 for separate disclosure of borrowing arrangements with related parties):

	Three Months Ended		Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006
	(in thousands)
Net sales to AMD (1)	$—	$—	$—	336,172
Cost of sales:
Royalties to AMD	$794	$1,659	$1,555	3,098
Service fees to AMD(2):
Cost of sales	$(513)	$(252)	$(1,115)	$2,719
Research and development	104	3,651	179	7,289
Sales, general and administrative	105	6,013	214	15,158

Total service fees to AMD	$(304)	$9,412	$(722)	$25,166

(1)	In the second quarter of fiscal 2006, the Company began selling its products directly to the customers previously served by AMD.

(2)	Service fees to AMD are net of reimbursements from AMD for services provided to AMD by the Company.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

	Jul. 1, 2007	Dec. 31, 2006
	(in thousands)
Trade accounts receivable from AMD, net of allowance for doubtful accounts	$2,863	$3,400
Other receivables from AMD	$4,492	$2,325
Accounts payable to AMD	$3,755	$1,513
Royalties payable to AMD	$4,684	$3,130
Accrued liabilities to AMD	$38	$43

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The following tables present the significant related party transactions and account balances between the Company and Fujitsu (see Note 8 for separate disclosure of borrowing arrangements with related parties):

	Three Months Ended		Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006
	(in thousands)
Net sales to Fujitsu	$235,462	$258,617	$448,278	$484,374
Cost of sales:
Royalties to Fujitsu	$794	$1,659	$1,555	$3,098
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	16,420	30,734	43,901	59,779
Subcontract manufacturing and commercial die purchases from Fujitsu	2,829	21,404	14,877	43,427
Wafer purchases, processing and sort services from Fujitsu (1)	58,962	—	58,962	—
Net gain recognized on sale of assets to Fujitsu on April 2, 2007 (1)	(9,567)	—	(9,567)	—
Reimbursement on costs of employees seconded to Fujitsu (1)	(5,968)	—	(5,968)	—
Pension curtailment loss (1)	2,010	—	2,010	—
Equipment rental income from Fujitsu (1)	(2,030)	—	(2,030)	—
Administrative services income from Fujitsu (1)	(290)	—	(290)	—

	$63,160	$53,797	$103,450	$106,304

Service fees to Fujitsu:
Cost of sales	$248	$561	$583	$1,176
Research and development	231	578	600	1,326
Sales, general and administrative	331	1,113	708	2,205

Service fees to Fujitsu	$810	$2,252	$1,891	$4,707

Cost of employees seconded from Fujitsu:
Cost of sales	$—	$18	$—	$26
Research and development	—	35	—	61
Sales, general and administrative	—	61	—	95

Cost of employees seconded from Fujitsu	$—	$114	$—	$182

(1) These amounts relate to the JV1/JV2 Transaction which was consummated on April 2, 2007.

	Jul. 1, 2007	Dec. 31, 2006
	(in thousands)
Trade accounts receivable from Fujitsu	$200,015	$190,328
Other receivables from Fujitsu	$4,591	$—
Accounts payable to Fujitsu	$49,675	$13,046
Royalties payable to Fujitsu	$1,554	$3,130
Accrued liabilities to Fujitsu	$4,020	$4,970

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

JV1/JV2 Transaction and Related Agreements

On April 2, 2007, Spansion Japan closed the JV1/JV2 Transaction (the Transaction) pursuant to the Asset Purchase Agreement dated as of September 28, 2006 (the “JV1/JV2 Closing”). Under the terms of the Asset Purchase Agreement, Spansion Japan sold two wafer fabrication facilities located in Aizu-Wakamatsu, Japan (“JV1/JV2 Facilities”), to Fujitsu together with its manufacturing equipment, inventory and other tangible assets located at the JV1/JV2 Facilities and received proceeds of approximately $170.0 million in cash from Fujitsu. In conjunction with the Transaction on April 2, 2007, Spansion Japan also sold certain equipment located at the JV1/JV2 Facilities to an unrelated third party Japanese corporation for approximately $24.0 million who is leasing the equipment to Fujitsu.

In connection with the Transaction, Spansion Japan and Fujitsu also entered into the following agreements:

Foundry Agreement

Spansion Japan and Fujitsu entered into a Foundry Agreement, pursuant to which Fujitsu provides the Company certain foundry services for the manufacture of the Company’s products at the JV1/JV2 Facilities.

Fujitsu began to provide foundry services to the Company commencing on April 2, 2007. The terms of the Foundry Agreement commit the Company to purchase and Fujitsu to supply a minimum specified number of wafers (within a range) over an initial period from April 2007 to June 2008 and provide for financial penalties if such purchase commitments are not achieved. In addition, the terms provide for both parties to negotiate in good faith to agree, by December 31, 2007, the above commitments for periods from July 2008 to December 2009. The initial term of the Foundry Agreement ends on December 31, 2009. Spansion Japan and Fujitsu have agreed to enter into discussions prior to December 31, 2008 in order to decide whether or not to extend the initial term of the Foundry Agreement and Fujitsu has agreed to give Spansion Japan at least 12 months prior notice of its intent to cease providing foundry services to Spansion Japan under the Foundry Agreement. Either Spansion Japan or Fujitsu may terminate the Foundry Agreement in the event that the other party fails to correct or cure its material breach under the Foundry Agreement within 60 days of receipt of written notice from the non-defaulting party specifying such breach.

Secondment and Transfer Agreement

Spansion Japan and Fujitsu entered into a Secondment and Transfer Agreement, (the “Secondment Agreement”), pursuant to which Spansion Japan seconded certain employees to Fujitsu commencing April 2, 2007. In addition, certain employees will ultimately be transferred to Fujitsu. Unless the parties

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

otherwise agree, the period of secondment for seconded employees not designated for transfer will end no later than June 30, 2008, and no later than December 31, 2009 for seconded employees designated for transfer.

The seconded employees remain employees of Spansion Japan and remain eligible to participate in Spansion Japan’s various benefit plans through the term of the secondment. Fujitsu is required to reimburse Spansion Japan for all compensation and expenses associated with such seconded employees and incurred by Spansion Japan during the secondment period.

The Secondment Agreement can be terminated (i) by the mutual written agreement of Spansion Japan and Fujitsu, (ii) by either Spansion Japan or Fujitsu in the event that the other party materially defaults in the performance of a material obligation under the Secondment Agreement and the breaching party has not cured such breach within 120 days after receipt of notice of default by the non-breaching party and (iii) by either Spansion Japan or Fujitsu in the event that the other party is subject to bankruptcy or insolvency proceedings. The Secondment Agreement automatically terminates (i) on the transfer date of the last of the transferred employees or (ii) upon the termination of the Foundry Agreement unless otherwise agreed by Spansion Japan and Fujitsu.

Master Lease Agreement

Spansion Japan and Fujitsu entered into a Master Lease Agreement for certain equipment located at the JV1/JV2 Facilities. On April 2, 2007, Spansion Japan began to lease to Fujitsu the equipment under the Master Lease Agreement. Fujitsu has the option to renew or extend the lease term for any or all of the equipment at the end of the initial term or any extension thereof for up to six months. If specified demand targets for wafers are not met, and subject to conditions described in the Master Lease Agreement, each of Spansion Japan and Fujitsu will have a right to terminate the lease of some or all of the leased equipment on or after June 30, 2008, by giving notice to the other party prior to December 31, 2007.

Subject to the terms of the Master Lease Agreement, at the expiration of the applicable term, Fujitsu will have a right of first refusal in the event of the sale by Spansion Japan of any equipment for a purchase price equal to the highest offer received from a third party. In addition, Fujitsu will have the option to purchase any or all of the equipment at the expiration of the applicable term, upon any early lease termination or if any equipment is not returned in its proper condition, for a purchase price equal to the fair market value of the equipment at the time of purchase or any other purchase price as may be set forth in the applicable schedule.

Wafer Processing Services Agreement

Spansion Japan and Fujitsu entered into a Wafer Processing Services Agreement (the “Wafer Processing Agreement”), pursuant to which Fujitsu will provide certain wafer processing services to Spansion Japan at the JV1/JV2 Facilities. The term of the Wafer Processing Agreement commenced on April 2, 2007 and is effective until December 31, 2009. The Wafer Processing Agreement will automatically terminate upon termination or expiration of the Foundry Agreement. Either Spansion Japan or Fujitsu may terminate the Wafer Processing Agreement in the event that the other party fails to correct or cure any material breach by such other party of any covenant or obligation under the Wafer Processing Agreement within 60 days of receipt of written notice from the non-defaulting party specifying such breach.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Sort Services Agreement

Spansion Japan and Fujitsu entered into a Sort Services Agreement (the “Sort Services Agreement”), pursuant to which Fujitsu will provide probe testing services of Spansion Japan’s wafers at the JV1/JV2 Facilities (the “Sort Services”). The term of the Sort Services Agreement commenced on April 2, 2007 and is effective until December 31, 2009. Spansion Japan may terminate the Sort Services Agreement in its sole discretion with 60 days’ prior written notice to Fujitsu, and either Spansion Japan or Fujitsu may terminate the Sort Services Agreement in the event that the other party fails to correct or cure any material breach by such other party of any covenant or obligation under the Sort Services Agreement within 60 days of receipt of written notice from the non-defaulting party specifying such breach.

Rental Agreement

Spansion Japan and Fujitsu, entered into a Rental Agreement (the “Rental Agreement”), pursuant to which Spansion Japan will rent certain equipment (the “Rental Equipment”) to Fujitsu for the sole purpose of fulfilling the obligations of Fujitsu in the Sort Services Agreement. Spansion Japan will retain title to the Rental Equipment at all times, and Fujitsu is prohibited from selling, pledging or otherwise encumbering or disposing of the Rental Equipment. The term of the Rental Agreement commenced on April 2, 2007 and is effective until the termination or expiration of the Sort Services Agreement.

Services Agreement

Spansion Japan and Fujitsu entered into a Services Agreement (the “Services Agreement”), pursuant to which Spansion Japan will provide certain human resource services and information technology services to Fujitsu (collectively, the “Services”). Any services are to be provided pursuant to statements of work, which may be updated by Spansion Japan and Fujitsu from time to time upon mutual agreement. Spansion Japan will provide the Services to Fujitsu at cost plus five percent. The term of the Services Agreement commenced on April 2, 2007 and is effective until March 31, 2009. Fujitsu may terminate all or a part of any individual Service at any time with six months’ advance notice to Spansion Japan.

The total gain from the Transaction, which was the difference between the sales proceeds and the net book value of the assets sold under the terms of the agreement, was approximately $72.5 million as of April 2, 2007. The Company accounted for the Transaction in accordance with FASB Statement No. 66, “Accounting for Sales of Real Estate,” as a sale of real estate that included property improvements and integral equipment, because the building was subject to an existing lease of the underlying land. The Company determined that continuing involvement existed with Fujitsu under the Foundry Agreement effective until December 2009 and, accordingly, will recognize the gain over the term of the Foundry Agreement (i.e., over the period of continuing involvement).

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

7.	Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products.

Changes in the Company’s liability for product warranty during the three and six months ended July 1, 2007 and July 2, 2006 are as follows:

	Three Months Ended		Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006
	(in thousands)
Balance, beginning of period	$1,350	$1,000	$1,350	$1,000
Provision for warranties issued	1,220	876	2,484	1,684
Settlements	(973)	(324)	(1,108)	(2,242)
Changes in liability for pre-existing warranties during the period, including expirations	3	(552)	(1,126)	558

Balance, end of period	$1,600	$1,000	$1,600	$1,000

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties, with whom it enters into contractual relationships, including customers, directors, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against specified losses, such as those arising from a breach of representations or covenants, third-party infringement claims or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

8.	Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	Jul. 1, 2007	Dec. 31, 2006
	(in thousands)
Debt obligations to related parties:
Promissory Note payable to AMD	$500	$500

Total debt obligations to related parties	500	500

Debt obligations to third parties:
Spansion China Bank Enterprise Cooperation Revolver	6,825	7,925
Senior Notes	229,429	228,231
Spansion Japan 2006 Revolving Credit Facility	—	8,402
Spansion Penang Loan	2,645	3,543
Spansion Japan 2006 Merged Revolving Credit Facility	—	16,804
Exchangeable Senior Subordinated Debentures	207,000	207,000
Spansion Japan 2006 Uncommitted Revolving Credit Facility	—	8,402
Senior Secured Term Loan Facility	—	500,000
Senior Secured Floating Rate Notes	625,844	—
Obligations under capital leases	101,012	137,240

Total debt obligations to third parties	1,172,755	1,117,547

Total debt obligations	1,173,255	1,118,047
Less current portion	51,438	108,374

Long-term debt and capital lease obligations, less current portion	$1,121,817	$1,009,673

New Debt and Capital Lease Obligations and Activities for the six months ended July 1, 2007:

Debt Obligations to Third Parties

Spansion Japan 2006 Revolving Credit Facility

In March 2007, Spansion Japan repaid the remaining principal balance and accrued interest under this facility and voluntarily terminated the facility.

Spansion Japan 2007 Credit Facility

On March 30, 2007, Spansion Japan entered into a senior facility agreement with certain Japanese financial institutions that provide Spansion Japan with a 48.4 billion yen senior secured term loan facility (approximately $392.9 million as of July 1, 2007).

Spansion Japan may, pursuant to the terms of this facility, borrow amounts in increments of 1.0 billion yen (approximately $8.1 million as of July 1, 2007). Amounts borrowed under this facility bear interest at a rate equal to the Japanese yen three month Tokyo Interbank Offered Rate, or Japanese yen TIBOR, at the time of the drawdown, plus a margin of 2 percent per annum.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

if any of debt obligations of Spansion LLC exceeding $25.0 million, or of Spansion Japan exceeding 1.0 billion yen, are not paid when due; or if any debt obligations of Spansion Japan or Spansion LLC are accelerated or otherwise become due and payable, in each case if not cured within applicable time periods set forth in the Spansion Japan 2007 Credit Facility.

As of July 1, 2007, no amounts were outstanding under this credit facility.

Spansion Japan 2006 Merged Revolving Credit Facility

In April 2007, Spansion Japan repaid the remaining principal balance and accrued interest under this facility and no amounts were outstanding under this credit facility as of July 1, 2007.

Spansion Japan 2006 Uncommitted Revolving Credit Facility

In April 2007, Spansion Japan repaid the remaining principal balance and accrued interest under this facility and no amounts were outstanding under this credit facility as of July 1, 2007.

Senior Secured Term Loan Facility

In May 2007, in connection with the issuance of its Senior Secured Floating Rate Notes (see below), the Company repaid and cancelled the Senior Secured Term Loan Facility of $500 million principal amount. The Company recognized a loss on early extinguishment of debt of approximately $3.4 million as a result of the write-off of unamortized debt issuance costs.

Senior Secured Floating Rate Notes

In May 2007, Spansion LLC, the wholly owned operating company subsidiary of the Company, issued $625 million aggregate principal amount of the Senior Secured Floating Rate Notes due 2013 (the Notes). Interest on the Notes accrues at a rate per annum, reset quarterly, equal to the 3-month London Interbank Offered Rate plus 3.125 percent. Interest is payable on March 1, June 1, September 1 and December 1 of each year beginning September 1, 2007 until the maturity date of June 1, 2013.

In connection with the issuance of the Notes, the Company, Spansion LLC and Spansion Technology Inc. executed a pledge and security agreement pursuant to which and subject to exceptions specified therein, the Notes are secured by a first priority lien on all of Spansion LLC’s inventory (excluding returned inventory), equipment and real property and proceeds thereof (excluding receivables or proceeds arising from sales of inventory in the ordinary course of business), presently owned or acquired in the future by Spansion LLC and by each of the current and any future guarantors. The Notes are also secured by a second-priority lien that is junior to the liens securing Spansion LLC’s Revolving Credit Agreement dated as of September 19, 2005, as amended, on substantially all other real and personal property and proceeds thereof, including receivables or proceeds arising from sales of inventory in the ordinary course of business presently owned or acquired in the future by the Company and by each of the current and any future guarantors. The Notes are further secured by certain deeds of trust related to real property owned by Spansion LLC in California and Texas.

Holders of the Notes may require Spansion LLC to repurchase the Notes for cash equal to 101 percent of the aggregate principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a change of control of Spansion LLC. Beginning June 1, 2008, Spansion LLC may redeem

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

all or any portion of the Notes, at any time or from time to time at redemption prices specified therein. Prior to June 1, 2008, Spansion LLC may redeem up to 35 percent of the Notes from the proceeds of certain equity offerings at a redemption price of 100 percent.

Certain events are considered “Events of Default,” which may result in the accelerated maturity of the Notes, including:

•	Spansion LLC’s failure to pay when due the principal or premium amount on any of the Notes at maturity, upon acceleration, redemption, optional redemption, required repurchase or otherwise;

•	Spansion LLC’s failure to pay interest on any of the Notes for 30 days after the date when due;

•	Spansion LLC’s or the guarantors’ failure to comply with certain restrictions on Spansion LLC’s or Guarantors’ ability to merge, consolidate or sell substantially all of its assets;

•	Spansion LLC’s failure to perform or observe any other covenant or agreement in the Notes or in the Indenture for a period of 45 days after receiving notice of such failure;

•

A default by Spansion LLC or any restricted subsidiary (as defined in the Indenture) under any indebtedness that results in acceleration of such indebtedness, or the failure to pay any such indebtedness at maturity, in an aggregate principal amount in excess of $50 million (or its foreign equivalent at the time);

•

If any judgment or judgments for the payment of money in an aggregate amount in excess of $50 million (or its foreign equivalent at the time) is rendered against Spansion LLC, the guarantors or any significant subsidiary and is not waived, satisfied or discharged for any period of 60 consecutive days during which a stay of enforcement is not in effect;

•	Certain events of bankruptcy, insolvency or reorganization with respect to Spansion LLC or any significant subsidiary;

•

If any note guaranty ceases to be in full force and effect, other than in accordance with the terms of the Indenture, or a guarantor denies or disaffirms its obligations under its note guaranty, other than in accordance with the terms of the Indenture; or

•

Any lien securing the collateral underlying the Notes at any time ceases to be in full force and effect, and does not constitute a valid and perfected lien on any material portion of the collateral intended to be covered thereby, if such default continues for 30 days after notice.

9.	Income Taxes

The Company recorded an income tax benefit of $3.7 million in the three months ended July 1, 2007 as compared to $2.8 million of tax benefits in the three months ended July 2, 2006. The income tax benefit recorded in the three months ended July 1, 2007 was primarily due to a decrease in the valuation allowance associated with deferred tax assets of the Company’s Japanese subsidiary, in part due to the gain recognized on the sale of JV1/JV2, offset by tax provisions of its foreign subsidiaries. This decrease of the valuation allowance was made as the Company believes that it is more likely than not that these deferred tax assets will be realized. The income tax benefit for the three months ended July 1, 2007 represents the portion of the deferred tax assets that will be recognized in the current year as part of the

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

current year effective tax rate. As part of the Company’s projected tax provision for the current year, the Company anticipates an increase of its valuation allowance against the Company’s U.S. deferred tax assets to offset the tax benefits for current year losses in the U.S. The income tax benefit recorded in the three months ended July 2, 2006 was primarily due to a benefit from resolution of a tax examination in a foreign jurisdiction, offset by tax provisions of its foreign subsidiaries.

The Company recorded an income tax benefit of $13.8 million in the six months ended July 1, 2007 as compared to $1.8 million of tax benefits in the six months ended July 2, 2006. The income tax benefit recorded in the six months ended July 1, 2007 was primarily due to the decrease in the valuation allowance associated with deferred tax assets of the Company’s Japanese subsidiary recorded in the first quarter of fiscal 2007 because the Company believes that it is more likely than not that these deferred tax assets will be realized, offset by tax provisions of its foreign subsidiaries. During the first quarter of fiscal 2007, the Company recorded the effect of the change in judgment about the realizability of its Japanese deferred tax assets. This amount included the effect of the change in the beginning of the year balance of the valuation allowance that will be realized in future years, which was recorded during the first quarter. The amount recorded in the six months ended July 1, 2007 also included the portion of the valuation allowance that will be recognized in the current year as part of the effective tax rate. The income tax benefit recorded in the six months ended July 2, 2006 was primarily related to a resolution of a tax examination in a foreign jurisdiction, offset by tax provisions of its foreign subsidiaries.

As of July 1, 2007, most of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of fiscal 2005 upon its conversion to a taxable entity immediately prior to its IPO due to continuing operating losses incurred by Spansion Inc. The realization of these assets is dependent on substantial future taxable income which at July 1, 2007, in management’s estimate, is not more likely than not to be achieved.

10.	Spansion Japan Pension Plan

On September 1, 2005, the Company adopted the Spansion Japan pension plan. The following table summarizes the components of the net periodic pension expense for the three and six months ended July 1, 2007 and July 2, 2006:

	Three Months Ended		Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006
	(in thousands)
Service cost	$1,311	$1,389	$2,637	$2,576
Interest cost	393	488	791	765
Expected return on plan assets	(859)	(718)	(1,729)	(1,415)
Amortization of prior service cost	2,026	189	2,205	372

Total net periodic pension expense	$2,871	$1,348	$3,904	$2,298

On April 2, 2007, in accordance with FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Company recorded a curtailment loss, which was included in the amortization of prior service cost, of approximately $2.0 million relating to the Spansion Japan Pension Plan as a result of entering into the Employer Secondment and Transfer Agreement with Fujitsu under the JV1/JV2 transaction (see Note 6 for details of this transaction).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” “predict,” “potential” and variations of such words and other expressions indicating future results or expectations are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are one of the largest Flash memory providers and the largest company in the world exclusively dedicated to designing, developing, manufacturing, marketing and selling Flash memory solutions, a critical semiconductor element of nearly every electronic product and one of the fastest growing segments of the semiconductor industry. Our Flash memory is integrated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, personal computers (PC) and PC peripherals. Our Flash memory solutions are incorporated in products from original equipment manufacturers, or OEMs, in each of these applications, including all of the top ten mobile phone OEMs, all of the top ten consumer electronics OEMs and all of the top ten automotive electronics OEMs. Prior to April 2, 2007, we operated four Flash memory wafer fabrication facilities, or fabs, four assembly and test sites and a development fab, known as our Submicron Development Center, or SDC. On April 2, 2007, we completed the sale of two wafer fabrication facilities located in Aizu-Wakamatsu, Japan to Fujitsu Limited. We currently operate two Flash memory 200-millimeter wafer fabrication facilities and have begun producing 300mm development wafers at a third fab, SP1 located in Aizu-Wakamatsu, Japan. Our headquarters are located in Sunnyvale, California.

Our total net sales for the three months ended July 1, 2007 and July 2, 2006 were $609.2 million and $655.4 million, respectively. The decrease in the 2007 period compared to the 2006 period was due primarily to a decrease in average selling prices, while unit shipments were relatively flat. Our MirrorBit technology represented approximately 69 percent of total net sales for the three months ended July 1, 2007, compared with approximately 43 percent of total sales for the corresponding period of fiscal 2006.

Our total net sales for the six months ended July 1, 2007 and July 2, 2006 were each approximately $1.2 billion. Our MirrorBit technology represented approximately 68 percent of total net sales and 40 percent of total units shipped for the six months ended July 1, 2007, compared with approximately 39 percent of total sales and 24 percent of total units shipped for the corresponding period of fiscal 2006.

Our net losses for the three and six months ended July 1, 2007 were $66.9 million and $142.4 million, respectively. The benefit for income taxes included in our net losses for the three and six months ended July 1, 2007 was $3.7 million and $13.8 million, respectively.

Our net losses for the three and six months ended July 2, 2006 were $48.8 million and $100.6 million, respectively. The benefit for income taxes included in our net losses for the three and six months ended July 2, 2006 was $2.8 million and $1.8 million, respectively.

Our cash and cash equivalents at July 1, 2007, totaled $616.9 million and consisted of cash, money market funds and commercial paper. During the six months ended July 1, 2007, we obtained cash proceeds of $625.8 million from the issuance of Senior Secured Floating Rate Notes, net of issuance costs, of which $571.0 million was used for payments on debt and capital lease obligations, $500.0 million of which constituted repayment of the Senior Secured Term Loan Facility. We believe that our anticipated cash flows from operations and current cash balances, our existing credit facilities and available external financing will be sufficient to fund working capital requirements, capital investments, debt service and operations and to meet our needs for at least the next twelve months.

Our ability to fund our cash needs over the long term will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors, such as those discussed in Part II, Item1A “Risk Factors,” many of which are beyond our control. Should we require additional funding, such as to satisfy our short-term and long-term debt obligations when due or to make additional capital investments, we may need to raise the required additional funds through additional bank borrowings or public or private sales of debt or equity securities. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

Basis of Presentation

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended July 1, 2007 and July 2, 2006 consisted of 13 weeks and 14 weeks, respectively. The six months ended July 1, 2007 and July 2, 2006 consisted of 26 weeks and 27 weeks, respectively. The second quarter of fiscal 2006 consisted of one week more than the same quarter of fiscal 2007.

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

Sabbatical Leave Program

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issue Task Force (EITF) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate. If such benefits are deemed to accumulate, they should be accrued for, as compensation expense over the employee’s requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. We adopted this Issue beginning January 1, 2007 using the cumulative effect adjustment approach. The effect of this adoption resulted in an increase to the Company’s accumulated deficit of approximately $10.0 million as of the beginning of fiscal 2007. The effect of this change on our condensed consolidated statements of operations for the three and six months ended July 1, 2007 is not material.

Our Sabbatical Program provides for eight weeks of paid leave for salaried (exempt) employees in the United States upon the completion of seven years of service. In addition, our Recognition Trip Program provides for one week of paid leave and a fixed cash compensation for hourly (non-exempt) employees in the United States who have completed seven years of service. Prior to the adoption of the Issue, we accounted for the above programs only after the completion of the seven years by the eligible employees because none of the benefits vested or accreted to the employee until completion of the full seven years of service. With the adoption of EITF Issue 06-2, we account for the programs by recording the estimated total program payouts upon attaining the requisite service conditions as compensation expense ratably over each employee’s requisite service period.

Results of Operations

Comparison of Total Net Sales

The following is a summary of our total net sales for the three and six months ended July 1, 2007 and July 2, 2006:

	Three Months Ended				Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006	Variance in Dollars	Variance in Percent	Jul. 1, 2007	Jul. 2, 2006	Variance in Dollars	Variance in Percent
	(in thousands, except percentage)				(in thousands, except percentage)
Total net sales	$609,172	$655,352	$(46,180)	-7%	$1,236,943	$1,217,281	$19,662	2%

Total net sales for the three months ended July 1, 2007 decreased seven percent compared to total net sales for the three months ended July 2, 2006. The decrease was primarily attributable to a seven percent decrease in average selling prices. Unit shipments for the three months ended July 1, 2007 as compared to the three months ended July 2, 2006 were relatively flat. Total net sales for the six months ended July 1, 2007 increased two percent compared to total net sales for the six months ended July 2, 2006. The increase was primarily attributable to a three percent increase in unit shipments, partially offset by a one percent decrease in average selling prices. Our MirrorBit products represented approximately 69 percent and 68 percent of total net sales for the three and six months ended July 1, 2007 as compared to approximately 43 percent and 39 percent of total net sales for the three and six months ended July 2, 2006. Net sales to the wireless sector and net sales to the consumer, industrial and automotive sectors, were approximately $337.5 million and $271.5 million, respectively, for the three months ended July 1, 2007.

Comparison of Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Provision (Benefit) for Income Taxes

The following is a summary of gross margin; operating expenses; interest and other income (expense), net; interest expense and benefit for income taxes for the three and six months ended July 1, 2007 and July 2, 2006:

	Three Months Ended				Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006	Variance in Dollars	Variance in Percent	Jul. 1, 2007	Jul. 2, 2006	Variance in Dollars	Variance in Percent
	(in thousands, except for percentage)				(in thousands, except for percentage)
Cost of sales	502,052	523,295	(21,243)	-4%	1,040,619	976,285	64,334	7%
Gross margin	18%	20%			16%	20%
Research and development	110,815	90,037	20,778	23%	212,661	173,779	38,882	22%
Sales, general and administrative	61,012	69,068	(8,056)	-12%	118,801	132,303	(13,502)	-10%
Operating loss	(64,707)	(27,048)	(37,659)	139%	(135,138)	(65,086)	(70,052)	108%
Interest income and other income (expense), net	11,672	(6,126)	17,798	-291%	20,603	(147)	20,750	-14116%
Interest expense	(17,542)	(18,391)	849	-5%	(41,688)	(37,185)	(4,503)	12%
Benefit for income taxes	(3,676)	(2,806)	(870)	31%	(13,843)	(1,782)	(12,061)	677%

The decrease in gross margin for the three and six months ended July 1, 2007 was primarily due to the per bit decline in average selling prices as a result of the intense competitive environment in the industry. This decline in average selling prices was partially offset by a significant reduction in the cost per bit on a year-over-year basis. Gross margin in the second quarter of fiscal 2007 included a portion of the gain (approximately $7.0 million) recognized from the JV1/JV2 Transaction. The total gain from the JV1/JV2 Transaction will be recognized over the term of the Foundry Agreement with Fujitsu.

The increase in research and development expense for the three and six months ended July 1, 2007 was primarily due to an increase in 300-millimeter development costs in our Flash memory manufacturing facility in Aizu-Wakamatsu, Japan, which we refer to as SP1, and the SDC, which together represented approximately 71 percent and 64 percent of the increase for the three and six months ended July 1, 2007, respectively. Also, we incurred higher labor costs, consulting expenses and engineering project spending during the three and six months ended July 1, 2007. The increase was partially offset by lower research and development expenses in other manufacturing facilities in Austin, Texas and Aizu-Wakamatsu, Japan. The decrease in research and development expenses in Japan was primarily due to the sale of our JV1/JV2 Facilities.

The decrease in sales, general and administrative expense for the three and six months ended July 1, 2007 was primarily due to lower information technology, legal and consulting fees. Approximately 62 percent and 69 percent of the decrease for the three and six months ended July 1, 2007, was a result of the reduction in services provided by AMD, which was partially offset by increased headcount costs in information technology, sales and other administrative organizations. Since fiscal 2006, we have expanded our administrative functions and significantly reduced our reliance on administrative services provided by AMD. Additionally, we incurred lower consulting and outside service expenses for the three and six months ended July 1, 2007. The decrease was partially offset by higher depreciation and communication expenses for the three and six months ended July 1, 2007.

The increase in interest income and other income, net of other expenses for the three and six months ended July 1, 2007 was primarily due to a lower loss on early extinguishment of debt of $3.4 million as a result of repayment of the $500.0 million Senior Secured Term Loan Facility in the second quarter of fiscal 2007 as compared to $17.3 million loss on early extinguishment of debt as a result of the repurchase of the 12.75% Senior Subordinated Notes during the same period of fiscal 2006. The increase was also partly due to a $7.5 million gain realized on the sale of land in Asia in the second quarter of fiscal 2007 as compared to a $6.9 million gain on the sale of marketable securities in the second quarter of fiscal 2006.

Interest income has increased due to the combined effect of increases in the company’s invested cash, cash equivalents and marketable securities balances, and the increase in the company’s average investment portfolio yield of approximately 0.5 percent and 0.7 percent for the three and six months ended July 1, 2007, respectively.

The decrease in interest expense for the three months ended July 1, 2007 as compared to the corresponding period of fiscal 2006 resulted primarily from a decrease of approximately $8.2 million in the interest expense related to an adjustment to a capital lease during the second quarter of fiscal 2007. Excluding the $8.2 million adjustment, the interest expense increased by approximately $7.4 million and $12.7 million for the three and six months ended July 1, 2007, respectively. The increases were primarily due to the higher average debt balances for the three and six months ended July 1, 2007 as compared to the same periods of fiscal 2006. The increase in the debt balance was primarily attributable to a borrowing of $500.0 million under the Senior Secured Term Loan Facility during the fourth quarter of fiscal 2006, subsequently replaced by the $625.0 million Senior Secured Floating Rate Notes during the second quarter of fiscal 2007. However, the increase in interest expense was partially offset by a lower average interest rate on the debt portfolio for the three and six months ended July 1, 2007 as compared to the same periods of fiscal 2006. The average interest rates were 7.6 percent and 7.5 percent for the three and six months ended July 1, 2007 as compared to 9.0 percent and 8.9 percent for three and six months ended July 2, 2006.

We recorded an income tax benefit of $3.7 million in the three months ended July 1, 2007 as compared to $2.8 million of tax benefits in the three months ended July 2, 2006. The income tax benefit recorded in the three months ended July 1, 2007 was primarily due to a decrease in the valuation allowance associated with deferred tax assets of our Japanese subsidiary, in part due to the gain recognized on the sale of JV1/JV2, offset by tax provisions of our foreign subsidiaries. This decrease of the valuation allowance was made as we believe that it is more likely than not that these deferred tax assets will be realized. The income tax benefit for the three months ended July 1, 2007 represents the portion of the deferred tax assets that will be recognized in the current year as part of the current year effective tax rate. As part of our projected tax provision for the current year, we anticipate an increase of our valuation allowance against our U.S. deferred tax assets to offset the tax benefits for current year losses in the U.S. The income tax benefit recorded in the three months ended July 2, 2006 was primarily due to a benefit from resolution of a tax examination in a foreign jurisdiction, offset by tax provisions of our foreign subsidiaries.

We recorded an income tax benefit of $13.8 million in the six months ended July 1, 2007 as compared to $1.8 million of tax benefits in the six months ended July 2, 2006. The income tax benefit recorded in the six months ended July 1, 2007 was primarily due to the decrease in the valuation allowance associated with deferred tax assets of our Japanese subsidiary, recorded in the first quarter of fiscal 2007 because we believe that it is more likely than not that these deferred tax assets will be realized, offset by tax provisions of our foreign subsidiaries. During the first quarter of fiscal 2007, the Company recorded the effect of the change in judgment about the realizability of our Japanese deferred tax assets. This amount included the effect of the change in the beginning of the year balance of the valuation allowance that will be realized in future years, which was recorded during the first quarter. The amount recorded in the six months ended July 1, 2007 also included the portion of the valuation allowance that will be recognized in the current year as part of the effective tax rate. The income tax benefit recorded in the six months ended July 2, 2006 was primarily related to a resolution of a tax examination in a foreign jurisdiction, offset by tax provisions of our foreign subsidiaries.

As of July 1, 2007 most of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of fiscal 2005 upon our conversion to a taxable entity immediately prior to our IPO. The realization of these assets is dependent on substantial future taxable income which at July 1, 2007, in management’s estimate, is not more likely than not to be achieved.

Other Items

The impact on our operating results from changes in foreign currency exchange rates has not been material, principally because our expenses denominated in yen are generally comparable to our sales denominated in yen, and we enter into foreign currency exchange contracts to mitigate our exposure when yen denominated expenses and sales are not comparable.

As of July 1, 2007, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $55.8 million after reduction for estimated forfeitures. Such stock options and RSU awards will generally vest ratably through 2010.

Contractual Obligations

The following table summarizes our contractual obligations as of July 1, 2007.

	Total	2007	2008	2009	2010	2011	2012 and Beyond
	(in thousands)
Contractual obligations to related party:
Promissory Note	$500	$500	—	—	—	—	—
Contractual obligations to third parties:
Senior Secured Floating Rate Notes	625,000	—	—	—	—	—	625,000
Senior Notes	250,000	—	—	—	—	—	250,000
Exchangeable Senior Subordinated Debentures	207,000						207,000
Capital lease obligations	90,539	15,004	34,614	25,616	8,774	6,530	—
Credit Facility - Subsidiaries	9,470	4,916	4,276	278	—	—	—

Total principal contractual obligations	1,182,509	20,420	38,890	25,894	8,774	6,530	1,082,000
Operating leases	21,278	8,127	8,357	2,038	1,410	345	1,001
Unconditional purchase commitments	663,481	199,822	274,333	161,820	23,858	3,648	—
Interest payments on debt and capital leases	634,853	47,572	91,437	90,331	87,722	87,002	230,789

Total contractual obligations	$2,502,121	$275,941	$413,017	$280,083	$121,764	$97,525	$1,313,790

Spansion Japan 2007 Credit Facility

In March 2007, Spansion Japan entered into a senior facility agreement with certain Japanese financial institutions that provide Spansion Japan with a 48.4 billion yen senior secured term loan facility (approximately $392.9 million as of July 1, 2007).

Spansion Japan may, pursuant to the terms of this facility, borrow amounts in increments of 1.0 billion yen (approximately $8.1 million as of July 1, 2007). Amounts borrowed under this facility bear interest at a rate equal to the Japanese yen three-month Tokyo Interbank Offered Rate, or Japanese yen TIBOR, at the time of the drawdown, plus a margin of 2 percent per annum.

Pursuant to the terms of Spansion Japan 2007 Credit Facility, Spansion Japan is not permitted, among other things, to create any security interests or liens on any of its pledged assets and to sell or dispose of any of its pledged assets, subject to certain exceptions including sale of JV1/JV2. This facility may be terminated in the event of default in accordance with the terms of this facility. Events of default under the facility include, among other things, the following: a default in performance of payment; if any of debt obligations of Spansion LLC exceeding $25.0 million, or of Spansion Japan exceeding 1.0 billion yen, are not paid when due; or if any debt obligations of Spansion Japan or Spansion LLC are accelerated or otherwise become due and payable, in each case if not cured within applicable time periods set forth in the Spansion Japan 2007 Credit Facility.

As of July 1, 2007, no amounts were outstanding under the Spansion Japan 2007 Credit Facility.

Senior Secured Floating Rate Notes

In May 2007, Spansion LLC, the wholly owned operating company subsidiary of the Company, issued $625.0 million aggregate principal amount of the Senior Secured Floating Rate Notes due 2013. Interest on the Notes accrues at a rate per annum, reset quarterly, equal to the 3-month London Interbank Offered Rate plus 3.125 percent. Interest is payable on March 1, June 1, September 1 and December 1 of each year beginning September 1, 2007 until the maturity date of June 1, 2013.

In connection with the issuance of the Notes, we, Spansion LLC and Spansion Technology Inc., executed a pledge and security agreement, pursuant to which and subject to exceptions specified therein, the Notes are secured by a first priority lien on all of Spansion LLC’s inventory (excluding returned inventory), equipment and real property and proceeds thereof (excluding receivables or proceeds arising from sales of inventory in the ordinary course of business), presently owned or acquired in the future by Spansion LLC and by each of the current and any future guarantors. The Notes are also secured by a second-priority lien that is junior to the liens securing Spansion LLC’s Revolving Credit Agreement dated as of September 19, 2005, as amended, on substantially all other real and personal property and proceeds thereof, including receivables or proceeds arising from sales of inventory in the ordinary course of business presently owned or acquired in the future by us and by each of the current and any future guarantors. The Notes are further secured by certain deeds of trust related to real property owned by Spansion LLC in California and Texas.

Holders of the Notes may require Spansion LLC to repurchase the Notes for cash equal to 101 percent of the aggregate principal amount to be repurchased plus accrued and unpaid interest upon the occurrence of a change of control of Spansion LLC. Beginning June 1, 2008, Spansion LLC may redeem all or any portion of the Notes, at any time or from time to time at redemption prices specified therein. Prior to June 1, 2008, Spansion LLC may redeem up to 35 percent of the Notes from the proceeds of certain equity offerings at a redemption price of 100 percent.

Certain events are considered “Events of Default,” which may result in the accelerated maturity of the Notes, including:

•	Spansion LLC’s failure to pay when due the principal or premium amount on any of the Notes at maturity, upon acceleration, redemption, optional redemption, required repurchase or otherwise;

•	Spansion LLC’s failure to pay interest on any of the Notes for 30 days after the date when due;

•	Spansion LLC’s or the Guarantors’ failure to comply with certain restrictions on Spansion LLC’s or Guarantors’ ability to merge, consolidate or sell substantially all of its assets;

•	Spansion LLC’s failure to perform or observe any other covenant or agreement in the Notes or in the Indenture for a period of 45 days after receiving notice of such failure;

•

A default by Spansion LLC or any restricted subsidiary (as defined in the Indenture) under any indebtedness that results in acceleration of such indebtedness, or the failure to pay any such indebtedness at maturity, in an aggregate principal amount in excess of $50 million (or its foreign equivalent at the time);

•

If any judgment or judgments for the payment of money in an aggregate amount in excess of $50 million (or its foreign equivalent at the time) is rendered against Spansion LLC, the Guarantors or any significant subsidiary and is not waived, satisfied or discharged for any period of 60 consecutive days during which a stay of enforcement is not in effect;

•	Certain events of bankruptcy, insolvency or reorganization with respect to Spansion LLC or any significant subsidiary.

•

If any note guaranty ceases to be in full force and effect, other than in accordance with the terms of the Indenture, or a Guarantor denies or disaffirms its obligations under its note guaranty, other than in accordance with the terms of the Indenture; or

•

Any lien securing the collateral underlying the Notes at any time ceases to be in full force and effect, and does not constitute a valid and perfected lien on any material portion of the collateral intended to be covered thereby, if such default continues for 30 days after notice.

Other Financial Matters

JV1/JV2 Transaction

On April 2, 2007, Spansion Japan closed the JV1/JV2 Transaction (the Transaction) pursuant to the Asset Purchase Agreement dated as of September 28, 2006 (the “JV1/JV2 Closing”). Under the terms of the Asset Purchase Agreement, Spansion Japan sold two wafer fabrication facilities located in Aizu-Wakamatsu, Japan (the “JV1/JV2 Facilities”), to Fujitsu together with its manufacturing equipment, inventory and other tangible assets located at the JV1/JV2 Facilities and received proceeds of approximately $170.0 million in cash from Fujitsu in April 2007. In conjunction with the Transaction on April 2, 2007, Spansion Japan also sold certain equipment located at the JV1/JV2 Facilities to an unrelated third party Japanese corporation for approximately $24.0 million, which is leasing the equipment to Fujitsu.

The total gain from the Transaction, which was the difference between the sales proceeds and the net book value of the assets sold under the terms of the agreement, was approximately $72.5 million as of April 2, 2007. We accounted for the Transaction in accordance with FASB Statement No. 66 “Accounting for Sales of Real Estate” as a sale of real estate that included property improvements and integral equipment because the building was subject to an existing lease of the underlying land. We determined that continuing involvement existed with Fujitsu under the Foundry Agreement effective until December 2009 and, accordingly, will recognize the gain over the term of the Foundry Agreement with Fujitsu (i.e., over the period of continuing involvement). See Note 6 for details of the Transaction and the related agreements that Spansion Japan entered into with Fujitsu.

Liquidity and Capital Resources

Our cash and cash equivalents at July 1, 2007, totaled $616.9 million and consisted of cash, money market funds and commercial paper. We are subject to restrictions on our distribution of cash contained in our third-party loan agreements described under the “Contractual Obligations” section above and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on February 27, 2007.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $365.1 million in the six months ended July 1, 2007. Non-cash charges included in the net loss consisted primarily of $257.3 million of depreciation, benefit for deferred income taxes of $36.7 million and compensation cost recognized under stock plans of $7.3 million. The net changes in operating assets and liabilities in the six months ended July 1, 2007 were primarily attributable to an increase in inventory of $22.9 million, an increase in prepaid expenses and other current asset of $27.1 million, an increase in other asset of $22.6 million, an increase in accounts payable and accrued liabilities of $327.8 million and an increase in income taxes payable of $20.7 million. We have increased our inventory balance, principally in finished goods, at the end of the second quarter of fiscal 2007 to meet the anticipated increased seasonal demand in the second half of the year. The increase in accounts payable and accrued liabilities was primarily due to our capital expenditures for SP1, which will be paid over the next two quarters. The increase in income taxes payable was primarily due to the gain from JV1/JV2 Transaction in the second quarter of fiscal 2007. We expect cash provided by operating activities to decrease in each of the next two fiscal quarters as we settle our accounts payable and accrued liabilities related to capital expenditures for SP1.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $557.7 million in the six months ended July 1, 2007, of which $769.9 million related to acquisition of property, plant and equipment, in particular at our 300-millimeter development and technology facilities, SP1 and SDC, offset in part by a cash inflow of $186.2 million from sale of property, plant and equipment, mainly from JV1/JV2 Transaction, and a net cash inflow of $26.0 million from the maturity and sale of marketable securities ($633.1 million from the maturity and sale of, offset by a cash outflow of $607.1 million for the purchase of, marketable securities).

Net cash used in investing activities was $79.5 million in the six months ended July 2, 2006, primarily as a result of $290.9 million used to purchase property, plant and equipment and a cash outflow of $63.6 million for the purchase of marketable securities, offset in part by a cash inflow of $272.7 million from the maturity and sale of marketable securities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $55.0 million in the six months ended July 1, 2007, primarily as a result of $625.8 million of proceeds from issuance of Senior Secured Floating Rate Notes, net of issuance costs, offset in part by $571.0 million in payments on debt and capital lease obligations, $500.0 million of which constituted repayment of the Senior Secured Term Loan Facility.

Net cash used in financing activities was $162.2 million in the six months ended July 2, 2006. This amount included $476.6 million in payments on debt and capital lease obligations, including $196.6 million in payments to AMD, of which $175.0 million was used to repurchase the 12.75% Senior Subordinated Notes, and $6.0 million in payments to AMD for stock-based compensation, offset in part by a cash inflow of $320.4 million of proceeds from borrowings, net of issuance costs, of which approximately $207.0 million was from the issuance of 2.25% Exchangeable Senior Subordinated Debentures.

Our future uses of cash will primarily be for working capital, capital expenditures, debt service and other contractual obligations. Our capital expenditures during the six months ended July 1, 2007 were $769.9 million, and we expect to spend approximately $230.0 million on capital expenditures during the remainder of fiscal 2007.

The total amount due on debt service and other contractual obligations during the remainder of fiscal 2007 is approximately $275.9 million. We have $207.0 million in outstanding Exchangeable Senior Subordinated Debentures due 2016 which are exchangeable for shares of our Class A common stock, cash or a combination of cash and shares of such Class A common stock, at our option. At any time prior to maturity, we may make an irrevocable election to satisfy the exchange obligation in cash up to 100 percent of the principal amount of the debentures exchanged, with any remaining amount to be satisfied in shares of Class A common stock or a combination of cash and shares of Class A common stock at a certain exchange ratio. We have not made the election and no debentures have been exchanged for our Class A common stock or cash as of July 1, 2007.

As of July 1, 2007, we have cash and cash equivalents of $616.9 million, marketable securities of $100.0 million and $260.5 million available under our credit facilities, totaling $977.4 million.

The availability under our credit facilities is subject to certain borrowing base limitations and other covenants.

We believe that our anticipated cash flows from operations and current cash balances, our existing credit facilities and available external financing will be sufficient to fund working capital requirements, capital investments, debt service and operations and to meet our needs for at least the next twelve months.

Our ability to fund our cash needs over the long term will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors, such as those discussed in Part II, Item 1A “Risk Factors,” many of which are beyond our control. Should we require additional funding, such as to satisfy our short-term and long-term debt obligations when due or to make additional capital investments, we may need to raise the required additional funds through additional bank borrowings or public or private sales of debt or equity securities. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

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

Proposed FASB Accounting Changes for Convertible Debt

At the July 25, 2007 Financial Accounting Standards Board (“FASB”) meeting, the FASB Board agreed to issue for comment a proposed FASB Staff Position (FSP) addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement). This would address instruments commonly referred as Instrument C from Emerging Issues Task Force (“EITF”) Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (EITF 90-19).” Those instruments essentially require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. The proposed FSP would also address any other convertible debt instruments that allow settlement in any combination of cash and shares at the issuer’s option. The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost and would also require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the income statement. The Board members emphasized the need for clarity around the term “economic interest cost” in the proposed FSP.

In June 2006, Spansion LLC, our wholly owned subsidiary, issued $207.0 million of aggregate principal amount of 2.25% Exchangeable Senior Subordinated Debentures due 2016 (“Exchangeable Debt”). Our accounting of the Exchangeable Debt is likely to be impacted by the proposed FSP as we believe the Exchangeable Debt would fall under the description of Instrument C under EITF 90-19. The proposed FSP would make any final guidance effective for fiscal periods beginning after December 15, 2007, would not permit early application, and would be applied retrospectively to all periods presented (retroactive application) pursuant to the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections. We are currently evaluating the impact of the proposed FSP and any changes prior to its effective date. However, this change will not impact the amount of cash payments for interest nor our future cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We experienced no significant changes in market risk during the first six months of fiscal 2007 except as follows: during the first six months of fiscal 2007, the U.S. dollar weakened against the Japanese yen. As a result, the cumulative translation adjustment balance has increased. This increase was primarily due to the translation of net assets of our subsidiary in Japan, denominated in that entity’s functional currency, the Japanese yen, into our reporting currency, the U.S. dollar. However, this translation adjustment does not affect our earnings or cash flows as it is recorded as a component of stockholders’ equity in our balance sheet. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to continue to incur foreign currency translation adjustments, which will either increase or decrease our total stockholders’ equity balance and which may be material. In addition, we cannot give any assurance as to the effect of future changes in foreign currency rates on our consolidated financial position, results of operations or cash flows.

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

Changes to Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with our management’s evaluation that occurred during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, in the United States International Trade Commission

On April 17, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission against respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion Inc., Spansion LLC and STMicroelectronics N.V. Tessera claims that “face up” and “stacked-chip” small format laminate Ball Grid Array (BGA) packages, including the Spansion 5185941F60 chip assembly, infringe certain specified claims of United States Patent Nos. 5,852,326 and 6,433,419 (the “Asserted Patents”). The complaint requests that the International Trade Commission institute an investigation into the matter.

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

On May 15, 2007, the International Trade Commission instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, Inv. No. 337-TA-605. On June 8, 2007, the respondents in this matter filed a motion to stay the International Trade Commission investigation pending reexamination of the Asserted Patents by the U.S. Patent and Trademark Office. On July 11, 2007, the administrative law judge ordered that an Initial Determination shall be due on May 21, 2008 and that a target date for completion of the investigation shall be August 21, 2008.

We believe that we have meritorious defenses against Tessera’s claims and we intend to defend this proceeding vigorously.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this quarterly report. If any of the following risks occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the price of our common stock could decline, and you could lose all or part of your investment.

The demand for our products depends in large part on continued growth in the industries into which they are sold. A decline in the markets served by any of these industries, or a decline in demand for Flash memory products in these industries, would have a material adverse effect on our results of operations.

Sales of our Flash memory products are dependent to a large degree upon consumer demand for mobile phones. In fiscal 2006 and during the first half of fiscal 2007, wireless customers, who primarily consist of mobile phone original equipment manufacturers, or OEMs, represented the largest market for NOR Flash memory. The market research firm iSuppli projects that wireless handset NOR Flash memory will represent approximately 75 percent of all NOR Flash memory sales in 2007, excluding commercial die such as the DRAM that is bundled in our multi-chip packages (MCPs). In fiscal 2006 and fiscal 2005 and the first half of fiscal 2007, sales to wireless Flash memory customers drove a majority of our sales.

Similarly, sales of our products targeting embedded Flash memory customers are dependent upon demand for consumer electronics such as set top boxes, or STBs, and DVD players, automotive electronics, industrial electronics such as networking equipment, personal computers (PC) and PC peripheral equipment such as printers. Sales of our products are also dependent upon the inclusion of increasing amounts of Flash memory content in some of these products. In fiscal 2006 and the first half of fiscal 2007, sales to embedded Flash memory customers drove a significant portion of our sales.

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

Our business has been characterized by average selling prices that decline over time, which can negatively affect our results of operations.

Historically, average selling prices of our products have decreased during the products’ lives, and we expect this trend to continue. When our average selling prices on existing products decline, our net sales and gross margins also decline unless we are able to compensate by selling more units, reducing our manufacturing costs or introducing and selling new, higher margin products with higher densities and/or advanced features. If average selling prices for our products decline, our operating results could be materially adversely affected.

Moreover, during downturns, periods of extremely intense competition, or the presence of oversupply in the industry, average selling prices for our products have declined at an unexpectedly high rate over relatively short time periods. For example during the second quarter of fiscal 2007, our average selling prices decreased by approximately 11 percent compared with the first quarter of fiscal 2007 due to unanticipated intense competitive pricing environments in the Flash memory market that were greater than expected. We are unable to predict average selling prices for any future periods and may experience unanticipated, sharp declines in average selling prices for our products. When such unexpected pricing degradations occur, we may not be able to mitigate the effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially adversely affected.

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

We will continue to attempt to negotiate our own agreements and arrangements with third parties for intellectual property and technology that are important to our business, including the intellectual property that we previously had access to through our relationship with AMD. We will also continue to attempt to acquire new patents as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating. If such third-party benefits from an existing patent cross-license agreement with AMD or Fujitsu, in many cases such third party will retain the rights that it has under that agreement, including rights to utilize the patents that AMD and Fujitsu transferred to us in connection with our reorganization as Spansion LLC in June 2003. In many cases, third parties also retain such rights to utilize any patents that have been issued to us or acquired by us between the dates of our reorganization in 2003 and our initial public offering in 2005 or, in some cases, between the dates of our reorganization in 2003 and the conversion of the Class D common stock in 2006. Our negotiating position will therefore be impaired, because the other party will already be entitled to utilize a large number of our patents, while we will no longer have the right to utilize that party’s patents. As a result, we may be unable to obtain access to the other party’s patent portfolio on favorable terms or at all. Similarly, with respect to licenses from third parties for technology incorporated in our products or software used to operate our business, we may not be able to negotiate prices with these third parties on terms as favorable to us as those previously available to us because we are not able to take advantage of AMD’s size and purchasing power. These parties, and other third parties with whom AMD had no prior intellectual property arrangement, may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted. Such litigation could be extremely expensive and time consuming. We cannot assure you that such litigation would be avoided or successfully concluded. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of our products, would have a material adverse effect on us.

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

For example, during the first quarter of fiscal 2007, our business was adversely affected by a seasonal drop in unit shipments, and during the first half of fiscal 2007 our business was adversely affected by a greater than average seasonal decline in price per bit selling prices as a result of intense competitive pressures. If our net sales decline in the future, or if these or other similar conditions continue or occur again in the future, we would likely be materially adversely affected.

If our expense reduction efforts are not effective, our business could be materially adversely affected.

We incurred net losses in each of fiscal 2006, 2005 and 2004 of approximately $148 million, $304 million and $20 million, respectively, and in the first half of fiscal 2007 we incurred a net loss of approximately $142 million. As a result, we continue to undertake actions in an effort to significantly reduce our expenses, including our goal to reduce $50-100 million in 2007 planned expenses. These actions include the sale of non-performing assets, the consolidation of certain functional operations and other activities related to reducing expenses. We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, we may be materially adversely affected.

A significant market shift to NAND architecture would materially adversely affect us.

Flash memory products are generally based on either NOR or NAND architecture. To date, our Flash memory products have been based on NOR architecture which are typically produced at a higher cost-per-bit than NAND-based products. We do not currently manufacture products based on NAND architecture. We have developed our MirrorBit ORNAND, MirrorBit Quad and MirrorBit Eclipse architectures to address certain portions of the integrated category of the Flash memory market served by NAND-based products, but we cannot be certain that our MirrorBit ORNAND-, Quad- or Eclipse- based products will satisfactorily address those market needs.

During 2004, industry sales of NAND-based Flash memory products grew at a higher rate than sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. This trend continued in 2005 and 2006 when sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the Flash memory market. In 2006, according to iSuppli, total sales for the Flash memory market reached approximately $20.7 billion, of which approximately 40 percent was classified as sales of NOR-based Flash memory products and approximately 60 percent was classified as sales of NAND-based Flash memory products. We expect the trend of decreasing market share for NOR-based Flash memory products to continue in the future. iSuppli estimates that sales of NAND-based Flash memory products grew by approximately 15 percent from 2005 to 2006 and will grow at a ten percent compound annual growth rate from 2006 to 2011, while sales of NOR-based Flash memory products grew by approximately six percent from 2005 to 2006 and will grow at a two and a half percent compound annual growth rate from 2006 to 2011.

Moreover, the removable storage category of the Flash memory market, which is predominantly served by floating gate NAND vendors, is expected to constitute a significant portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose higher density floating gate NAND-based Flash memory products over MirrorBit NOR-, ORNAND- , Quad- or Eclipse- based Flash memory products for their applications. If this occurs and OEMs continue to prefer the attributes and characteristics of floating gate NAND-based products over those of MirrorBit NOR-, ORNAND-, Quad- or Eclipse- based products for their applications, we may be materially and adversely affected. Moreover, some of our competitors are able to manufacture on 300-millimeter wafers or may choose to utilize more advanced manufacturing process technologies than we use today to offer products competitive to ours at a lower cost. If floating gate NAND vendors continue to increase their share of the Flash memory market, our market share may decrease, which would materially adversely affect us.

In addition, even if products based on NAND architecture are unsuccessful in displacing products based on NOR architecture, the average selling prices for our products may be adversely affected by a significant decline in the price for NAND architecture-based products. Such a decline may result in downward price pressure in the overall Flash memory market affecting the price we can obtain for our

NOR-based products, which would adversely affect us. We believe such downward pricing pressure was a factor in the steep declines in price-per-bit average selling prices in the first half of 2007. If the prices for NAND products do not improve, or continue to decline, we may be materially adversely affected.

Competitors may introduce new memory or other technologies that may make our Flash memory products uncompetitive or obsolete.

Our competitors are working on a number of new technologies, including FRAM, MRAM, polymer, charge trapping and phase-change based memory technologies. Some of our competitors have announced plans to bring to market products based on phase-change based memory technology in late 2007 and 2008. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate Flash memory, these other products could pose a competitive threat to a number of Flash memory companies, including us. In addition, we and some of our competitors have licensed Flash memory intellectual property associated with NROM technology from a third party. Use of this NROM intellectual property or use of independently developed charge trapping Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory technology that may compete with our proprietary MirrorBit technology.

If we fail to successfully develop products based on our new MirrorBit ORNAND, MirrorBit Eclipse or MirrorBit Quad architectures, or if there is a lack of market acceptance of these products, our future operating results would be materially adversely affected.

We are positioning ourselves to address the increasing demand for data optimized Flash memory by offering higher density, lower cost and more versatile products based on our new MirrorBit ORNAND, MirrorBit Quad and MirrorBit Eclipse architectures. The success of these architectures requires that we timely and cost effectively develop, manufacture and market products based on these architectures that are competitive with floating gate NAND-based Flash memory solutions. We began commercial shipments of MirrorBit ORNAND-based products in the second quarter of fiscal 2006 and began commercial shipments of MirrorBit Quad-based products in the first quarter of 2007. However, if we fail to develop and commercialize these products and additional products based on these architectures on a timely basis, our future operating results would be materially adversely affected. Furthermore, if market acceptance of products based on our MirrorBit architectures occurs at a slower rate than we anticipate, our ability to compete will be reduced, and we would be materially adversely affected. If we do not achieve market acceptance of these architectures or subsequent MirrorBit products, our future operating results would be materially adversely affected.

The loss of a significant customer or a reduction in demand for our Flash memory products from a significant customer in the mobile phone market could have a material adverse effect on us.

Sales of our products are dependent to a large extent on demand for mobile phones. Historically, a small number of wireless Flash memory customers have driven a substantial portion of our net sales. If one of these customers decided to stop buying our Flash memory products, or if one of these customers were materially to reduce its operations or its demand for our products, we could be materially adversely affected. For example, in the fourth quarter of fiscal 2006 we were materially adversely affected by the reduced demand by certain customers for our custom high density NOR-based Flash memory solutions used in mid-range wireless handsets. Similar reductions in demand could materially adversely affect our future revenues.

We have a substantial amount of, and continue to incur, indebtedness which could adversely affect our financial position.

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. At the time of our IPO, our aggregate principal amount of outstanding debt was approximately $760 million. As of July 1, 2007, we had an aggregate principal amount of approximately $1.2 billion in outstanding debt. In order to advance our business with new technologies, like other semiconductor manufacturers, we are required to make sizable capital investment in facilities and equipment. If cash flow from operations is not sufficient to meet capital requirements, we may need to incur additional indebtedness.

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

In addition, the indentures governing Spansion LLC’s $250 million principal amount of 11.25% Senior Notes due 2016 and Spansion LLC’s $625 million aggregate principal amount of Senior Secured Floating Rate Notes due 2013 impose substantially similar restrictions and covenants on us which could limit our ability to respond to market conditions, make capital investments or take advantage of business opportunities.

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

As of July 1, 2007, we were in compliance with the financial covenants under our debt instruments. However, we cannot assure you that in the future we will be able to satisfy the covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. For example, as of December 25, 2005, Spansion Japan was not in compliance with certain financial covenants under its debt instruments but obtained waivers from the other parties. Also, we obtained an amendment to the Credit Agreement to our Senior Secured Term Loan Facility, which provides changes to certain financial covenants. We cannot assure you that we will be able to obtain waivers for any future failures to comply with our financial covenants, or amendments which will prevent a failure to comply in the future. A breach of any of the covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect us.

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

We may assess markets for external financing opportunities, including debt and equity. Such financing may not be available when needed or, if available, may not be available on satisfactory terms. Moreover, the funds availability under our existing $175 million senior secured revolving credit facility may be adversely affected by our financial condition, results of operations and incurrence or maintenance of additional debt, such as our 11.25% Senior Notes due 2016 and our 2.25% Exchangeable Senior Secured Debentures. Any equity financing would cause dilution to our stockholders. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we cannot generate sufficient operating cash flows or obtain external financing, we may be delayed in achieving, or may not achieve, needed manufacturing capacity, and we could be materially adversely affected.

If we are unable to timely and efficiently expand our manufacturing capacity to implement 300-millimeter wafer capacity at SP1, and achieve a competitive wafer cost for SP1 output, our business and financial results could be materially adversely affected.

We intend to expand our manufacturing capacity to produce 300-millimeter wafers at our Flash memory manufacturing facility in Aizu-Wakamatsu, Japan, which we refer to as SP1. In fiscal 2006 we commenced a plan to spend approximately $1.2 billion over three years to construct and equip SP1 for production of 65-nanometer process technology on 300-millimeter wafers by late 2007, and production of 45-nanometer process technology on 300-millimeter wafer capacity in 2008. In order for SP1 to produce wafers at a competitive cost, we must achieve suitable economies of scale which we anticipate will require additional capital expenditures at SP1 to reach our planned manufacturing capacity. Financing may not be available when needed or, if available, may not be available on satisfactory terms. If we do not achieve our desired capacity at the anticipated cost, or if we cannot obtain suitable financing, we could be materially adversely affected.

The timing for implementing 300-millimeter capacity in SP1 will also depend in part on our ability to execute our plan for equipping the facility and other factors that may be beyond our control, such as delivery schedules for the required machinery and equipment and construction schedules. If we are delayed in implementing this capability or are unable to obtain foundry services at competitive rates or to timely and efficiently ramp production on 300-millimeter wafers, we will not achieve anticipated cost savings associated with this technology and our gross margins could decline. Even if we are successful in implementing this capacity, if the demand for our products is not sufficient to support the additional capacity when it becomes available, we could be materially and adversely affected.

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

There may be situations in which our manufacturing capacity is inadequate to meet the demand for some of our products. We increasingly depend on foundry, subcontractor and similar arrangements with third parties to meet demand. Our arrangements with third-party suppliers do not necessarily include capacity guarantees. If a third-party manufacturer on which we rely does not have the capacity to deliver an adequate amount of product to meet actual demand, we may not be able to obtain the manufacturing capacity, either in our own facilities or through other third-party arrangements, to meet such demand. During fiscal 2006, demand for certain of our products exceeded the available supply. As a result, we were unable to meet the demand of some of our customers for these products. This adversely impacted our relationships with these customers, and comparable situations in the future could cause harm to our reputation in the marketplace, cause these customers to move future business to our competitors or cause us to make financial concessions to our customers. Any of these occurrences could have a material adverse effect on us. Also, in the third and fourth quarters of fiscal 2005 and fiscal 2006, we experienced capacity constraints for final test and assembly of some of our products. While we have worked internally and with subcontractors to increase capacity to meet anticipated demand, we cannot assure you that we will not experience similar constraints in the future. These capacity constraints limit our ability to respond to rapid and short-term surges or changes in demand for our products. If we are unable to obtain sufficient manufacturing capacity to meet anticipated demand, either in our own facilities or through foundry, subcontractor or similar arrangements with third parties, or if we are unable to obtain foundry services at competitive rates, our business may be materially adversely affected.

Our increased reliance on third-party manufacturers entails risks that could materially adversely affect us.

We currently obtain foundry services from other companies, including Taiwan Semiconductor Manufacturing Company Limited, and, due to our recent sale of our JV1/JV2 manufacturing facilities, we now obtain foundry services from Fujitsu. We also use independent contractors to perform some of the assembly, testing and packaging of our products. Third-party manufacturers are often under no obligation to provide us with any specified minimum quantity of product. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements.

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

Our historical financial results may not be indicative of our future performance.

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

Our principal competitors in the Flash memory market are Intel Corporation, Samsung Electronics Co., Ltd., STMicroelectronics, Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation, Sharp Electronics Corp., Renesas Technology Corp., Micron Technology, Inc. and Hynix Semiconductor Inc. In the future, our principal competitors may also include the recently announced joint venture between Intel and STMicroelectronics, SanDisk Corporation and IM Flash Technology, LLC, the joint venture between Intel and Micron Technology, Inc. The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality, customer relationships and ability to provide value-added solutions. In particular, in the past, our competitors have aggressively priced their products in order to increase market share, which resulted in decreased average selling prices for our products in the second half of fiscal 2004 and the first quarter of fiscal 2005 and adversely impacted our results of operations. Some of our competitors, including Intel, Samsung, STMicroelectronics, Toshiba, Sharp and Renesas, are more diversified than we are and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, recent capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment. Moreover, some of our competitors are able to manufacture on 300-millimeter wafers or may choose to utilize more advanced manufacturing process technologies than we use today to offer products competitive to ours at a lower cost.

We expect competition in the market for Flash memory devices to intensify as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share. Competition also may increase if NOR memory vendors merge, if NAND memory vendors acquire

NOR businesses or other NAND businesses, or if our competitors otherwise consolidate their operations. For example, Intel Corporation and STMicroelectronics recently announced their intention to form a joint venture which will combine their respective Flash memory businesses. If they are successful in establishing the joint venture, we expect it will immediately become a significant direct competitor. Furthermore, we face increasing competition from NAND Flash memory vendors in some portions of the integrated Flash memory market.

We also expect to face competition as we address new applications with the introduction of our MirrorBit ORNAND-, MirrorBit Quad- and MirrorBit Eclipse- based architectures. These products are intended to allow us to compete in the data storage portion of the integrated category and select portions of the removable category of the Flash memory market that might otherwise be served by NAND-based Flash memory products or other non-volatile storage technologies such as ROM or optical discs. As a result, we may compete with a number of established NAND-based Flash memory vendors and other incumbent suppliers of alternative technology in marketing and selling these products. Moreover, products based on our MirrorBit ORNAND, MirrorBit Quad and MirrorBit Eclipse architectures may not have the price, performance, quality and other features necessary to compete successfully for these applications.

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

We serve our customers worldwide directly through our sales force and indirectly through our distributors, who purchase products from us and sell them to customers, either directly or through their distributors. Our customers consist of OEMs, original design manufacturers and contract manufacturers. In fiscal 2005, fiscal 2006, and during the first half of fiscal 2007, the five largest of these customers accounted for a significant portion of end sales of our products. Our business strategy is to continue to maintain and increase our market share, diversify our customer base in the integrated category of the Flash memory market, and enter new markets enabled by our MirrorBit technology. We cannot assure you that we will be successful in implementing this strategy, and if we are unsuccessful, we could be materially adversely affected. For example, in the fourth quarter of fiscal 2006 we were materially adversely affected by the reduced customer demand for some of our custom high density NOR-based Flash memory solutions used in mid-range wireless handsets.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in technology or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development for design, process technologies and production in an effort to design and manufacture advanced Flash memory products. For example, in fiscal 2006 and the first half of fiscal 2007, our research and development expenses were approximately $342 million and $213 million, respectively, or approximately 13 and 17 percent of our net sales.

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

Unless we maintain manufacturing efficiency, we may not become profitable and our future profitability could be materially adversely affected.

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

We also rely on purchasing commercial memory die such as DRAMs from third-party suppliers to incorporate these die into multi-chip package, or MCP, products. The availability of these third-party purchased commercial die is subject to market availability, and the process technology roadmaps and manufacturing capacities of our vendors. For example, our production was constrained in the first half of fiscal 2004 because of difficulties in procuring adequate supply of pseudo static RAM, or pSRAM. In addition, some of our major suppliers, including Samsung, are also our competitors. Interruption of supply from a competitor that is a supplier or otherwise or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure these materials, or if the materials we receive from our suppliers do not meet our production requirements or product specifications, we may have to reduce our manufacturing operations or our manufacturing yields may be adversely affected. Such a reduction and yield issues have in the past and could in the future have a material adverse effect on us.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, such as a world health crisis, fire, earthquake, tsunami, volcano eruption, flood, hurricane, power loss, power shortage, telecommunications failure or similar events, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters are located near major earthquake fault lines in California, and one of our two wafer fabrication facilities, as well as our new 300-mm wafer fabrication facility, SP1, are located near major earthquake fault lines in Japan. In addition, our assembly and test facilities located in China, Malaysia and Thailand may be affected by tsunamis. In the event of a major earthquake or tsunami, we could experience loss of life of our employees, destruction of facilities or other business interruptions. If such business disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or demand for our products, or directly impact our marketing, manufacturing, financial, and logistics functions, our results of operations and financial condition could be materially adversely affected.

Furthermore, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various essential materials, such as liquid hydrogen, which are required to manufacture our products or commercial memory die such as DRAMs for incorporation into our MCP products. If we are unable to procure an adequate supply of materials that are required for us to manufacture our products, or if the operations of our other suppliers of such materials are affected by an event that causes a significant business disruption, then we may have to reduce our manufacturing operations. Such a reduction could in the future have a material adverse effect on us.

We may be delayed or prevented from taking actions that require the consent of AMD and Fujitsu, whose interests may differ from or conflict with our interests or those of our other stockholders, which could decrease the value of your shares.

Our bylaws provide that for so long as AMD or Fujitsu maintains an aggregate ownership interest in us of at least 10 percent, we will not be able to amend our certificate of incorporation or bylaws or effect any resolution to wind up Spansion Inc. or any other subsidiary without their prior consent.

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

Various other conflicts of interest between AMD, Fujitsu and us may arise in the future in a number of areas relating to our business and relationships, including potential acquisitions of businesses or properties, intellectual property matters, transfers by AMD or Fujitsu of all or any portion of its ownership interest in us or its other assets, which could be to one of our competitors, indemnity arrangements, service arrangements and business opportunities that may be attractive to AMD, Fujitsu and us.

AMD and Fujitsu are two of our largest stockholders. AMD has the right to elect one member to our board of directors. Fujitsu also has the right to elect one member to our board of directors, although Fujitsu currently does not have a representative on our board of directors. Each stockholder’s ability to elect directors is subject to reduction based on the amount of our common stock that they own and this right terminates when their ownership in us falls below ten percent.

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

Our reorganization in 2003 was the commencement of AMD’s and Fujitsu’s respective divestures of their Flash memory businesses. Since that time, our activities as an independent company, including our initial public offering in December 2005 and our secondary stock offering in November 2006, have been vehicles by which AMD and Fujitsu further reduced their holdings in us. AMD recently sold large numbers of our shares in the public market under Rule 144, and we expect them to continue their divesture. Sales of substantial amounts of our common stock, or the possibility of such sales, could adversely affect the market price of our common stock and impede our ability to raise capital through the issuance of additional equity securities. We cannot predict with any certainty the effects of AMD’s sales, however, any further sale by AMD, or a sale by Fujitsu or us of our common stock in the public market, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, we could issue and sell additional shares of our common stock. Any sale by us of our common stock would have a dilutive effect on the outstanding shares, and could adversely affect the prevailing market prices for our common stock.

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

We currently rely on Fujitsu to act as the sole distributor of our products to customers in Japan, which was one of our most important geographic markets in fiscal 2006 and in the first half of fiscal 2007. Under our distribution agreement with Fujitsu, Fujitsu has agreed to use its best efforts to promote the sale of our products in Japan and to other customers served by Fujitsu. In the event that we reasonably determine that Fujitsu’s sales performance in Japan and to those customers served by Fujitsu is not satisfactory based on specified criteria, then we have the right to require Fujitsu to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include appointing another distributor as a supplementary distributor to sell products in Japan and to customers served by Fujitsu. Pursuing these actions would be costly and disruptive to the sales of our products in Japan. If Fujitsu’s sales performance in Japan is unsatisfactory or if we are unable to successfully maintain our distribution agreement and relationship with Fujitsu, as a result of its seeking indemnity from us in respect of certain infringement claims made by Texas Instruments or otherwise, and we can not timely find a suitable supplementary distributor, we could be materially adversely affected.

Because we are dependent upon Fujitsu as the sole distributor of our products to customers in Japan, we do not currently maintain a local sales organization, have local sales infrastructure, or have direct customer relationships and an established brand identity. If Fujitsu unexpectedly or abruptly terminates the distribution agreement or otherwise ceases its support of our customers in Japan, we would be required to immediately establish a relationship with another distributor or establish our own local sales organization and support functions. If this occurs, sales to customers served by Fujitsu may decline, and we could be materially adversely affected.

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

Our 2007 Annual Meeting of Stockholders was held on May 29, 2007 in East Palo Alto, California. Of the 134,674,603 shares of Class A common stock, 1 share of Class B common stock and 1 share of Class C common stock outstanding as of the record date, 93 percent of Class A common stock, and 100 percent of each of Class B and Class C common stock were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

1. To elect two Class A directors to serve until the 2010 Annual Meeting of Stockholders or until their successor is duly elected and qualified.

Name	Votes For	Votes Withheld
Patti S. Hart	124,003,866	990,562
John M. Stich	124,003,103	991,325

2. To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
124,067,376	19,889	907,165	0

3. To approve the Spansion Inc. 2007 Equity Incentive Plan.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
103,979,019	10,130,687	899,743	9,984981

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spansion Inc., filed as Exhibit 3.2 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.1	Indenture, dated as of December 21, 2005, governing the 11.25% Senior Notes due 2016, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.2	Specimen of 11.25% Senior Notes due 2016, filed as Exhibit 4.2 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.3	Indenture, dated June 12, 2006, between Spansion LLC, Spansion Inc., Spansion Technology Inc. and Wells Fargo Bank, N.A., governing the 2.25% Exchangeable Senior Subordinated Debentures due 2016, and including the form of 2.25% Exchangeable Senior Subordinated Debenture due 2016, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated June 15, 2006, is hereby incorporated by reference.

4.4	Indenture, dated May 18, 2007, between Spansion LLC, Spansion Inc., Spansion Technology Inc. and Wells Fargo Bank, N.A., governing the Senior Secured Floating Rate Notes due 2013, and including the specimen of Senior Secured Floating Rate Notes due 2013, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated May 18, 2007, is hereby incorporated by reference.

10.64(b)	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Security Agreement, dated as of May 9, 2007, by and among Spansion LLC, Spansion Inc., Spansion International, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto.

10.65(b)	Amendment to Facility Agreement, dated as of August 1, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, Sumisho Lease Co., Ltd., Mitsui Leasing & Development, Ltd., and certain lenders thereto.

10.67(b)	Amendment to Security Agreement, dated as of April 26, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation and the Finance Parties.

10.73	Spansion Inc. 2007 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: August 10, 2007	By:	/s/ Dario Sacomani
Dario Sacomani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)