Form 10-Q
period 2007-09-30
Spansion Inc.
filed 2007-11-08
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on November 1, 2007:

Class	Number of Shares
Class A Common Stock, $0.001 par value	135,335,096
Class C Common Stock, $0.001 par value	1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep. 30, 2007	Oct. 1, 2006	Sep. 30, 2007	Oct. 1, 2006
Net sales	$408,605	$458,740	$1,197,270	$855,475
Net sales to related parties (Note 6)	202,464	215,978	650,742	1,036,524

Total net sales	611,069	674,718	1,848,012	1,891,999

Operating expenses:
Cost of sales (including $64,590, $50,911, $169,063 and $164,234 of expenses charged by related parties)	500,741	532,563	1,541,360	1,508,848
Research and development (including $322, $3,551, $1,100 and $12,227 of expenses charged by related parties)	111,231	89,174	323,892	262,954
Sales, general and administrative (including $168, $4,019, $1,089 and $21,476 of expenses charged by related parties)	58,226	62,951	177,027	195,253

Total operating expenses	670,198	684,688	2,042,279	1,967,055

Operating loss	(59,129)	(9,970)	(194,267)	(75,056)

Other income (expense), net:
Gain on sale of marketable securities	—	—	—	6,884
Loss on early extinguishment of debt	—	—	(3,435)	(17,310)
Interest and other income, net	6,835	3,888	30,873	14,167
Interest expense (including $0, $146, $0 and $11,875 of expenses on related party debt)	(23,628)	(13,020)	(65,316)	(50,205)

Other income (expense), net	(16,793)	(9,132)	(37,878)	(46,464)

Loss before income taxes	(75,922)	(19,102)	(232,145)	(121,520)
(Benefit) provision for income taxes	(4,320)	3,013	(18,163)	1,231

Net loss	$(71,602)	$(22,115)	$(213,982)	$(122,751)

Net loss per common share:
Basic and diluted	$(0.53)	$(0.17)	$(1.59)	$(0.96)

Shares used in per share calculation:
Basic and diluted	135,049	128,800	134,805	128,470

See accompanying notes

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	Sep. 30, 2007	Dec. 31, 2006 (*)
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$260,946	$759,794
Marketable securities	268,150	125,975
Trade accounts receivable, net	171,109	199,850
Trade accounts receivable from related parties, net (Note 6)	166,279	193,728
Other receivables from related parties (Note 6)	8,502	2,325
Inventories:
Raw materials	35,342	44,840
Work-in-progress	378,810	344,603
Finished goods	117,786	66,397

Total inventories	531,938	455,840

Deferred income taxes	32,424	1,395
Prepaid expenses and other current assets	62,866	36,163

Total current assets	1,502,214	1,775,070

Property, plant and equipment, net	2,234,153	1,735,694
Deferred income taxes	26,156	13,556
Other assets	45,292	25,397

Total assets	$3,807,815	$3,549,717

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable to banks under revolving loans	$—	$33,608
Accounts payable	474,851	408,365
Accounts payable to related parties (Note 6)	53,585	14,559
Accrued compensation and benefits	61,692	51,598
Accrued liabilities to related parties (Note 6)	7,085	11,273
Other accrued liabilities	84,592	59,045
Income taxes payable	23,368	4,333
Deferred income on shipments to a related party	303	229
Deferred income on shipments	33,559	32,267
Current portion of long-term obligations to related parties (Note 8)	500	500
Current portion of long-term debt	41,551	12,560
Current portion of long-term obligations under capital leases	43,138	61,706

Total current liabilities	824,224	690,043

Deferred income taxes	67	188
Long-term debt, less current portion	1,236,950	934,138
Long-term obligations under capital leases, less current portion	49,832	75,535
Other long-term liabilities	32,020	4,053
Commitments and contingencies
Stockholders’ equity	1,664,722	1,845,760

Total liabilities and stockholders’ equity	$3,807,815	$3,549,717

*	Derived from audited financial statements at December 31, 2006.

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	Sep. 30, 2007	Oct. 1, 2006
Cash Flows from Operating Activities:
Net loss	$(213,982)	$(122,751)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	387,709	406,980
Loss on pension curtailment	2,010	—
Loss on early extinguishment of debt	3,435	17,310
Provision for doubtful accounts	1,693	471
(Benefit) Provision for deferred income taxes	(43,537)	2,902
Net gain on sale and disposal of property, plant and equipment	(21,946)	(1,362)
Gain on sale of marketable securities	—	(6,884)
Compensation recognized under employee stock plans	12,084	19,797
Amortization of premium on floating rate notes and discount on senior subordinated and senior notes, net	1,745	2,559
Changes in operating assets and liabilities:
Decrease in trade accounts receivable from related parties	26,796	204,497
(Increase) decrease in other receivables from related parties	(6,177)	10,300
Decrease (increase) in trade accounts receivable	27,700	(210,053)
Increase in inventories	(76,558)	(6,740)
Increase in prepaid expenses and other current assets	(28,019)	(10,519)
(Increase) decrease in other assets	(21,563)	353
Increase (decrease) in accounts payable and accrued liabilities to related parties	34,938	(110,982)
Increase in accounts payable and accrued liabilities	75,981	104,753
Decrease in accrued compensation and benefits	(965)	(8,541)
Increase (decrease) in income taxes payable	18,984	(11,375)
Increase (decrease) in deferred income on shipments to a related party	74	(31,901)
Increase in deferred income on shipments	1,291	35,759

Net cash provided by operating activities	181,693	284,573

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	188,525	3,608
Purchases of property, plant and equipment	(964,666)	(470,830)
Proceeds from maturity and sale of marketable securities	679,900	282,583
Purchases of marketable securities	(822,075)	(63,612)

Net cash used in investing activities	(918,316)	(248,251)

Cash Flows from Financing Activities:
Cash distribution to related parties for stock-based compensation	—	(7,238)
Proceeds from sale-leaseback transactions	—	29,769
Proceeds from borrowings, net of issuance costs	831,042	329,044
Proceeds from issuance of stock	60	—
Payments on loans from related parties	—	(197,119)
Payments on debt and capital lease obligations	(580,004)	(330,030)

Net cash provided by (used in) financing activities	251,098	(175,574)

Effect of exchange rate changes on cash and cash equivalents	(13,323)	11,000

Net decrease in cash and cash equivalents	(498,848)	(128,252)
Cash and cash equivalents at the beginning of period	759,794	506,439

Cash and cash equivalents at end of period	$260,946	$378,187

See accompanying notes

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Spansion Inc. is a semiconductor manufacturer headquartered in Sunnyvale, California, with manufacturing, research and assembly operations in the United States and Asia. The Company designs, develops, manufactures, markets and sells Flash memory solutions that encompass a broad spectrum of densities and features, which primarily address the integrated Flash memory market.

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

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended September 30, 2007 and October 1, 2006 both consisted of 13 weeks. The nine months ended September 30, 2007 and October 1, 2006 consisted of 39 weeks and 40 weeks, respectively.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Use of Estimates

The preparation of financial statements and disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. In particular, management makes estimates related to revenues, allowance for doubtful accounts, inventories, asset impairments, income taxes and pension expenses. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Financial Statement Reclassifications

Certain prior period amounts in the condensed consolidated statements of operations have been reclassified to conform to the current period presentation. These reclassifications do not affect the Company’s gross margin or operating results.

Sabbatical Leave Program

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issue Task Force (EITF) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate. If such benefits are deemed to accumulate, they should be accrued for as compensation expense over the employee’s requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. The Company adopted this Issue beginning January 1, 2007 using the cumulative effect adjustment approach. The adoption of this Issue resulted in an increase to the Company’s accumulated deficit of approximately $10.0 million as of the beginning of fiscal 2007. The effect of this change on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2007 is not material.

The Company’s Sabbatical Program provides for eight weeks of paid leave for salaried (exempt) employees in the United States upon the completion of seven years of service. In addition, the Company’s Recognition Trip Program provides for one week of paid leave and a fixed cash compensation for hourly (non-exempt) employees in the United States who have completed seven years of service. Prior to the adoption of the Issue, the Company accounted for the above programs only after the completion of the seven years by the eligible employees because none of the benefits vest or accrete to the employee until completion of the full seven years of service. With the adoption of Issue 06-2, the Company accounts for the programs by recording the estimated total program payouts upon attaining the requisite service conditions as compensation expense ratably over each employee’s requisite service period.

Income Taxes

In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption, on January 1, 2007, did not have a material effect on the Company’s consolidated financial statements. The effect of this change on the Company’s condensed consolidated statements of operations for the three months ended September 30, 2007 is not material. As of the date of the adoption, the Company’s total gross unrecognized tax benefits were $2.2 million, of which $1.7 million, if recognized, would affect the Company’s effective tax rate. For the three months ended September 30, 2007, the Company’s total gross unrecognized tax benefits were $3.5 million, of which $2.5 million, if recognized, would affect the effective tax rate. The gross amount of the increase in unrecognized tax benefits from the date of adoption to the nine months ended September 30, 2007 was primarily due to an increase in unrecognized tax credits.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expenses and such amounts were immaterial in the nine months ended September 30, 2007.

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

3. Stock-Based Compensation

Plan Descriptions

On May 29, 2007, the Company’s stockholders approved the Spansion Inc. 2007 Equity Incentive Plan (the “2007 Plan”). The maximum number of shares of the Company’s Class A Common Stock that may be issued or transferred pursuant to awards under the 2007 Plan equals the sum of: (1) 6,675,000 shares, plus (2) the number of shares available for award grant purposes under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) as of May 29, 2007, plus (3) the number of any shares subject to stock options and restricted stock or restricted stock unit (RSU) awards granted under the 2005 Plan and outstanding as of May 29, 2007 which expire, or for any reason are cancelled or terminated, after that date without being exercised or paid. As of May 29, 2007, approximately 920,523 shares were available for award grant purposes under the 2005 Plan, and approximately 7,091,852 shares were subject to options and restricted stock or RSU awards then outstanding under the 2005 Plan.

The 2007 Plan provides that grants may be awarded to an officer or employee, a consultant or advisor, or a non-employee director of the Company or its subsidiaries. Stock options and RSU awards issued under the 2007 Plan generally vest 25 percent after one year, and the balance vest ratably on a quarterly basis over the following three years and expire if not exercised by the seventh anniversary of the grant date. RSU awards have no exercise price or expiration date.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Shares Available to Grant

Number of shares available for grant under the 2005 Plan and 2007 Plan:

Number of shares available for grant under the 2005 Equity Incentive Plan:
Amount reserved for grant	9,500,000
Stock options granted through September 30, 2007, net of cancelled stock options	(3,484,904)
RSU awards granted through September 30, 2007, net of cancelled RSU awards	(4,969,444)
Shares transferred to the 2007 Plan	(920,523)

Shares available under the 2005 Plan (1)	125,129

Number of shares available for grant under the 2007 Equity Incentive Plan:
Amount reserved for grant (2)	7,595,523
Stock options granted through September 30, 2007, net of cancelled stock options	(214,250)
RSU awards granted through September 30, 2007, net of cancelled RSU awards	(209,990)

Shares available for grant under the 2007 Plan	7,171,283

(1)	The remaining available shares under the 2005 Plan were related to stock options or RSU awards which were cancelled subsequent to May 29, 2007 and will be transferred to the 2007 Plan in future periods.

(2)	The 7,595,523 shares reserved for grant under the 2007 Plan consisted of 6,675,000 shares approved for grant under the 2007 Plan and 920,523 shares transferred from the 2005 Plan.

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense, by financial statement caption, resulting from the Company’s stock options and restricted stock unit awards for the three and nine months ended September 30, 2007 and October 1, 2006:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2007	Oct. 1, 2006	Sep. 30, 2007	Oct. 1, 2006
	( in thousands)
Cost of sales	$2,372	$1,585	$6,042	$6,839
Research and development	1,185	792	3,021	3,421
Sales, general and administrative	1,185	792	3,021	3,421

Stock-based compensation expense before income taxes	4,742	3,169	12,084	13,681

Income tax benefit (1)	—	—	—	—

Stock-based compensation expense after income taxes (1)	$4,742	$3,169	$12,084	$13,681

(1)

There is no income tax benefit relating to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subjected to a full valuation allowance.

The weighted average fair value of the Company’s stock options granted in the three months ended September 30, 2007 and October 1, 2006 was $3.68 and $8.44 per share, respectively. The weighted average fair value of the Company’s stock options granted in the nine months ended September 30, 2007 and October 1, 2006, was $4.80 and $7.95 per share, respectively. The fair value of each stock option was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants in the three and nine months ended September 30, 2007 and October 1, 2006:

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep. 30, 2007	Oct. 1, 2006	Sep. 30, 2007	Oct. 1, 2006
Expected volatility	45.32%	55.80%	48.50%	59.22%
Risk-free interest rate	4.12%	5.10%	4.73%	4.93%
Expected term (in years)	4.61	4.61	4.61	4.59
Dividend yield	0%	0%	0%	0%

The Company’s dividend yield is zero because the Company has never paid dividends and does not have plans to do so over the expected life of the stock options. The expected volatility is based on the Company’s recent historical volatility and the volatilities of the Company’s competitors who are in the same industry sector with similar characteristics (“guideline” companies) given the limited historical realized volatility data of the Company. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bond with a remaining term equal to the expected stock option life. The expected term is based on the “shortcut approach” provided in SAB 107 for developing the estimate of the expected life of a “plain vanilla” stock option. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

As of September 30, 2007, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $52.2 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2011.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information for the period presented:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 26, 2005 (1)	1,949,750	$12.00
Granted	462,500	$14.93
Cancelled	(277,344)	$12.00

Outstanding as of December 31, 2006	2,134,906	$12.63	6.08	$4,761

Granted	1,775,062	$10.39
Cancelled	(210,814)	$13.41
Exercised	(5,000)	$12.00

Outstanding as of September 30, 2007	3,694,154	$11.51	5.91	$37

Exercisable as of September 30, 2007 (2)	698,412	$12.27	5.24	$—

(1)	Outstanding shares at the beginning of fiscal 2006 were the shares granted upon the Company’s initial public offering (IPO) on December 15, 2005.
(2)	There were 698,412 shares vested and exercisable as of September 30, 2007, with a total grant date fair value of approximately $8.6 million.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.45 as of September 28, 2007, which was the last trading day prior to September 30, 2007, which would have been received by the stock option holders had all stock option holders exercised their stock options as of that date.

The following table summarizes RSU award activity and related information for the period presented:

	Number of Shares	Weighted- Average Grant-date Fair Value
Unvested as of December 26, 2005 (1)	3,604,090	$12.00
Granted	362,434	$15.23
Cancelled	(217,021)	$13.02
Vested	(825,888)	$12.00

Unvested as of December 31, 2006	2,923,615	$12.33

Granted	1,649,837	$10.45
Cancelled	(219,906)	$12.19
Vested	(899,839)	$12.17

Unvested as of September 30, 2007	3,453,707	$11.48

(1)	Unvested shares at the beginning of fiscal 2006 were the shares granted upon the Company’s IPO on December 15, 2005.

4. Net Loss per Share

The Company excluded an aggregate of 18.9 million shares issuable upon exercise of outstanding stock options, upon vesting of outstanding RSUs and upon conversion of Spansion LLC’s 2.25% Exchangeable Senior Secured Debentures from the calculation of diluted earnings per share for the three and nine months ended September 30, 2007 because they had an antidilutive effect due to the net losses recorded in those periods.

The Company excluded an aggregate of 16.8 million shares issuable upon exercise of outstanding stock options, upon vesting of outstanding RSUs and upon conversion of Spansion LLC’s 2.25% Exchangeable Senior Secured Debentures from the calculation of diluted earnings per share for the three and nine months ended October 1, 2006 because they had an antidilutive effect due to the net losses recorded in those periods.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

5. Comprehensive Loss

The following are the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2007	Oct. 1, 2006	Sep. 30, 2007	Oct. 1, 2006
	(in thousands)
Net loss	$(71,602)	(22,115)	$(213,982)	$(122,751)
Amortization of prior service cost	99	—	293	—
Pension curtailment loss	—	—	2,010	—
Net change in cumulative translation adjustment	47,497	(20,543)	28,038	(2,726)
Net change in unrealized gains on marketable securities, net of $0 taxes	—	—	—	(7,291)

Total comprehensive loss	$(24,006)	$(42,658)	$(183,641)	$(132,768)

6. Related Party Transactions

Prior to the second quarter of fiscal 2006, the Company relied on AMD and Fujitsu as sole distributors of its products. In the second quarter of fiscal 2006, the Company began selling its products directly to the customers previously served by AMD. The Company receives certain administrative services from AMD and Fujitsu. The charges for these services are negotiated annually between the Company and AMD and Fujitsu based on the Company’s expected requirements and the estimated future costs of the services to be provided. AMD has the right to review the proposed services to be provided by Fujitsu, and Fujitsu has the right to review the proposed services to be provided by AMD. The service charges are billed monthly on net 45 day terms.

The following tables present significant related party transactions and account balances between the Company and AMD (see Note 8 for separate disclosure of borrowing arrangements with related parties):

	Three Months Ended		Nine Months Ended
	Sep. 30, 2007	Oct. 1, 2006	Sep. 30, 2007	Oct. 1, 2006
	(in thousands)
Net sales to AMD (1)	$—	$—	$—	$336,172

Cost of sales:
Royalties to AMD	$797	$1,739	$2,352	$4,837

Service fees to AMD (2):
Cost of sales	$15	$553	$(1,100)	$3,272
Research and development	(2)	2,984	177	10,273
Sales, general and administrative	142	3,005	356	18,163

Total service fees to AMD	$156	$6,542	$(566)	$31,708

(1)	In the second quarter of fiscal 2006, the Company began selling its products directly to the customers previously served by AMD.
(2)	Service fees to AMD are net of reimbursements from AMD for services provided to AMD by the Company.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

	Sep. 30, 2007	Dec. 31, 2006
	(in thousands)
Trade accounts receivable from AMD, net of allowance for doubtful accounts	$2,906	$3,400
Other receivables from AMD	$5,338	$2,325
Accounts payable to AMD	$3,323	$1,513
Royalties payable to AMD	$797	$3,130
Accrued liabilities to AMD	$213	$43

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The following tables present the significant related party transactions and account balances between the Company and Fujitsu (see Note 8 for separate disclosure of borrowing arrangements with related parties):

	Three Months Ended		Nine Months Ended
	Sep. 30, 2007	Oct. 1, 2006	Sep. 30, 2007	Oct. 1, 2006
	(in thousands)
Net sales to Fujitsu	$202,464	$215,978	$650,742	$700,352

Cost of sales:
Royalties to Fujitsu	$797	$1,739	$2,352	$4,837
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	15,744	31,942	59,645	91,721
Subcontract manufacturing and commercial die purchases from Fujitsu	2,725	14,388	17,602	57,814
Wafer purchases, processing and sort services from Fujitsu (1)	63,274	—	122,236	—
Net gain recognized on sale of assets to Fujitsu on April 2, 2007 (1)	(10,278)	—	(19,845)	—
Reimbursement on costs of employees seconded to Fujitsu (1)	(6,351)	—	(12,319)	—
Pension curtailment loss (1)	—	—	2,010	—
Equipment rental income from Fujitsu (1)	(1,884)	—	(3,914)	—
Administrative services income from Fujitsu (1)	(325)	—	(615)	—

	$63,701	$48,069	$167,151	$154,372

Service fees to Fujitsu:
Cost of sales	$77	$550	$660	$1,726
Research and development	324	567	923	1,893
Sales, general and administrative	26	1,014	733	3,218

Service fees to Fujitsu	$426	$2,131	$2,316	$6,837

Cost of employees seconded from Fujitsu:
Cost of sales	$—	$—	$—	$27
Research and development	—	—	—	61
Sales, general and administrative	—	—	—	95

Cost of employees seconded from Fujitsu	$—	$—	$—	$183

(1)	These amounts relate to the JV1/JV2 Transaction which was consummated on April 2, 2007.

	Sep. 30, 2007	Dec. 31, 2006
	(in thousands)
Trade accounts receivable from Fujitsu	$163,373	$190,328
Other receivables from Fujitsu	$3,164	$—
Accounts payable to Fujitsu	$50,262	$13,046
Royalties payable to Fujitsu	$797	$3,130
Accrued liabilities to Fujitsu	$5,377	$4,970

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

JV1/JV2 Transaction and Related Agreements

On April 2, 2007, Spansion Japan closed the JV1/JV2 transaction (“the Transaction”) pursuant to the Asset Purchase Agreement dated as of September 28, 2006 (the “JV1/JV2 Closing”). Under the terms of the Asset Purchase Agreement, Spansion Japan sold two wafer fabrication facilities located in Aizu-Wakamatsu, Japan (“JV1/JV2 Facilities”) to Fujitsu, together with selected manufacturing equipment, inventory and other tangible assets located at the JV1/JV2 Facilities, and received proceeds of approximately $170.0 million in cash from Fujitsu. In conjunction with the Transaction on April 2, 2007, Spansion Japan also sold certain equipment located at the JV1/JV2 Facilities to an unrelated third party Japanese corporation for approximately $24.0 million, which is leasing the equipment to Fujitsu.

In connection with the Transaction, Spansion Japan and Fujitsu also entered into the following agreements:

Foundry Agreement

Spansion Japan and Fujitsu entered into a Foundry Agreement, pursuant to which Fujitsu provides the Company certain foundry services for the manufacture of the Company’s products at the JV1/JV2 Facilities.

Fujitsu began to provide foundry services to the Company commencing on April 2, 2007. The terms of the Foundry Agreement commit the Company to purchase a minimum specified number of wafers (within a range) over an initial period from April 2007 to June 2008 and provide for financial penalties if such purchase commitments are not achieved. In addition, the terms provide for both parties to negotiate in good faith to agree, by December 31, 2007, the above commitments for periods from July 2008 to December 2009. The initial term of the Foundry Agreement ends on December 31, 2009. Spansion Japan and Fujitsu have agreed to enter into discussions prior to December 31, 2008 in order to decide whether or not to extend the initial term of the Foundry Agreement and Fujitsu has agreed to give Spansion Japan at least 12 months prior notice of its intent to cease providing foundry services to Spansion Japan under the Foundry Agreement. Either Spansion Japan or Fujitsu may terminate the Foundry Agreement in the event that the other party fails to correct or cure its material breach under the Foundry Agreement within 60 days of receipt of written notice from the non-defaulting party specifying such breach.

Secondment and Transfer Agreement

Spansion Japan and Fujitsu entered into a Secondment and Transfer Agreement (the “Secondment Agreement”), pursuant to which Spansion Japan seconded certain employees to Fujitsu commencing April 2, 2007. In addition, certain employees will ultimately be transferred to Fujitsu. Unless the parties

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

otherwise agree, the period of secondment for seconded employees not designated for transfer will end no later than June 30, 2008, and no later than December 31, 2009 for seconded employees designated for transfer.

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

Rental Agreement

Spansion Japan and Fujitsu entered into a Rental Agreement (the “Rental Agreement”), pursuant to which Spansion Japan will rent certain equipment (the “Rental Equipment”) to Fujitsu for the sole purpose of fulfilling the obligations of Fujitsu in the Sort Services Agreement. Spansion Japan will retain title to the Rental Equipment at all times, and Fujitsu is prohibited from selling, pledging or otherwise encumbering or disposing of the Rental Equipment. The term of the Rental Agreement commenced on April 2, 2007 and is effective until the termination or expiration of the Sort Services Agreement.

Services Agreement

Spansion Japan and Fujitsu entered into a Services Agreement (the “Services Agreement”), pursuant to which Spansion Japan will provide certain human resource services and information technology (“IT”) services to Fujitsu (collectively, the “Services”). Any services are to be provided pursuant to statements of work, which may be updated by Spansion Japan and Fujitsu from time to time upon mutual agreement. Spansion Japan will provide the Services to Fujitsu at cost plus five percent. The term of the Services Agreement commenced on April 2, 2007 and is effective until March 31, 2009. Fujitsu may terminate all or a part of any individual Service at any time with six months’ advance notice to Spansion Japan.

The total gain from the Transaction, which was the difference between the sales proceeds and the net book value of the assets sold under the terms of the agreement, was approximately $72.5 million as of April 2, 2007. The Company accounted for the Transaction in accordance with FASB Statement No. 66, Accounting for Sales of Real Estate, as a sale of real estate that included property improvements and integral equipment, because the building was subject to an existing lease of the underlying land. The Company determined that continuing involvement existed with Fujitsu under the Foundry Agreement effective until December 2009 and, accordingly, will recognize the gain over the term of the Foundry Agreement (i.e., over the period of continuing involvement).

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

7. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products.

Changes in the Company’s liability for product warranty during the three and nine months ended September 30, 2007 and October 1, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2007	Oct. 1, 2006	Sep. 30, 2007	Oct. 1, 2006
	(in thousands)
Balance, beginning of period	$1,600	$1,000	$1,350	$1,000
Provision for warranties issued	1,095	1,293	3,579	2,977
Settlements	(446)	(255)	(1,554)	(2,497)
Changes in liability for pre-existing warranties during the period, including expirations	(649)	(688)	(1,775)	(130)

Balance, end of period	$1,600	$1,350	$1,600	$1,350

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

8. Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	Sep. 30, 2007	Dec. 31, 2006
	(in thousands)
Debt obligations to related parties:
Promissory Note payable to AMD	$500	$500

Total debt obligations to related parties	500	500

Debt obligations to third parties:
Spansion China Bank Enterprise Cooperation Revolver	6,825	7,925
Senior Notes	230,029	228,231
Spansion Japan 2006 Revolving Credit Facility	—	8,402
Spansion Penang Loan	2,398	3,543
Spansion Japan 2006 Merged Revolving Credit Facility	—	16,804
Exchangeable Senior Subordinated Debentures	207,000	207,000
Spansion Japan 2006 Uncommitted Revolving Credit Facility	—	8,402
Senior Secured Term Loan Facility	—	500,000
Spansion Japan 2007 Credit Facility	206,458	—
Senior Secured Floating Rate Notes	625,791	—
Obligations under capital leases	92,970	137,240

Total debt obligations to third parties	1,371,471	1,117,547

Total debt obligations	1,371,971	1,118,047
Less current portion	85,189	108,374

Long-term debt and capital lease obligations, less current portion	$1,286,782	$1,009,673

New Debt and Capital Lease Obligations and Activities for the nine months ended September 30, 2007:

Debt Obligations to Third Parties

Spansion Japan 2006 Revolving Credit Facility

In March 2007, Spansion Japan repaid the remaining principal balance and accrued interest under this facility and voluntarily terminated the facility.

Spansion Japan 2006 Merged Revolving Credit Facility

In April 2007, Spansion Japan repaid the remaining principal balance and accrued interest under this facility and no amounts were outstanding under this credit facility as of September 30, 2007.

Spansion Japan 2006 Uncommitted Revolving Credit Facility

In April 2007, Spansion Japan repaid the remaining principal balance and accrued interest under this facility and no amounts were outstanding under this credit facility as of September 30, 2007.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Senior Secured Term Loan Facility

In May 2007, in connection with the issuance of its Senior Secured Floating Rate Notes (see below), the Company repaid and cancelled the Senior Secured Term Loan Facility of $500.0 million principal amount. The Company recognized a loss on early extinguishment of debt of approximately $3.4 million as a result of the write-off of unamortized Senior Secured Term Loan Facility issuance costs.

Spansion Japan 2007 Credit Facility

On March 30, 2007, Spansion Japan entered into a committed senior facility agreement with certain Japanese financial institutions that provide Spansion Japan with a 48.4 billion yen senior secured term loan facility (approximately $421.6 million as of September 30, 2007).

Spansion Japan may, pursuant to the terms of this facility, borrow amounts in increments of 1.0 billion yen (approximately $8.7 million as of September 30, 2007). Amounts borrowed under this facility bear interest at a rate equal to the Japanese yen three month Tokyo Interbank Offered Rate, or Japanese yen TIBOR, at the time of the drawdown, plus a margin of two percent per annum, which will reset quarterly. Borrowing availability is based on capital deliveries for Spansion Japan’s SP1 facility.

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

As of September 30, 2007, the outstanding balance under this facility is 23.7 billion yen (approximately $206.5 million). This amount bears interest at approximately 2.84 percent and 80 percent of the balance will be repaid in ten equal, consecutive, quarterly principal installments starting from the second quarter of fiscal 2008 through the third quarter of fiscal 2010 and the remaining balance will be paid in the fourth quarter of fiscal 2010.

Senior Secured Floating Rate Notes

In May 2007, Spansion LLC, the wholly owned operating company subsidiary of the Company, issued $625.0 million aggregate principal amount of the Senior Secured Floating Rate Notes due 2013 (the Notes). Interest on the Notes accrues at a rate per annum, reset quarterly, equal to the 3-month London Interbank Offered Rate plus 3.125 percent. Interest is payable on March 1, June 1, September 1 and December 1 of each year beginning September 1, 2007 until the maturity date of June 1, 2013. As of September 30, 2007, the Notes bear interest at approximately 8.82 percent.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

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

•

A default by Spansion LLC or any restricted subsidiary (as defined in the Indenture) under any indebtedness that results in acceleration of such indebtedness, or the failure to pay any such indebtedness at maturity, in an aggregate principal amount in excess of $50.0 million (or its foreign equivalent at the time);

•

If any judgment or judgments for the payment of money in an aggregate amount in excess of $50.0 million (or its foreign equivalent at the time) is rendered against Spansion LLC, the guarantors or any significant subsidiary and is not waived, satisfied or discharged for any period of 60 consecutive days during which a stay of enforcement is not in effect;

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

9. Income Taxes

The Company recorded an income tax benefit of $4.3 million in the three months ended September 30, 2007 as compared to $3.0 million of tax expenses in the three months ended October 1, 2006. The income tax benefit recorded in the three months ended September 30, 2007 was primarily due to a $5.2 million decrease in the valuation allowance associated with deferred tax assets of the Company’s Japanese subsidiary, offset by tax provisions of its other foreign subsidiaries of $0.9 million. This decrease of the valuation allowance was made as the Company believes that it is more likely than not that these deferred tax assets will be realized. The income tax benefit for the three months ended September 30, 2007 represents the portion of the deferred tax assets that will be recognized in the current year as part of the current year effective tax rate. As part of the Company’s projected tax provision for the current year, the Company anticipates an increase of its valuation allowance against the Company’s U.S. deferred tax assets to offset the tax benefits for current year losses in the U.S. The income tax expense recorded in the three months ended October 1, 2006 was primarily due to tax provisions of the Company’s foreign subsidiaries of $1.5 million and the write-off of U.S. deferred tax assets of $1.5 million that the Company no longer believed were realizable.

The Company recorded an income tax benefit of $18.2 million in the nine months ended September 30, 2007 as compared to $1.2 million of income tax expenses in the nine months ended October 1, 2006. The income tax benefit recorded in the nine months ended September 30, 2007 was primarily due to a decrease of $21.0 million in the valuation allowance associated with deferred tax assets of the Company’s Japanese subsidiary, offset by a tax provision of $2.8 million of its foreign subsidiaries. During the first quarter of fiscal 2007, the Company recorded the effect of the change in judgment about the realizability of its Japanese deferred tax assets. This amount included the effect of the change in the beginning of the year balance of the valuation allowance that will be realized in future years, which was recorded during the first quarter. The amount recorded in the nine months ended September 30, 2007 also included the portion of the valuation allowance that will be recognized in the current year as part of the effective tax rate. The income tax expense recorded in the nine months ended October 1, 2006 was primarily due to tax provisions of the Company’s foreign subsidiaries of $4.3 million and the write-off of U.S. deferred tax assets of $1.5 million that the Company no longer believed were realizable, partially offset by a benefit from resolution of a tax examination in a foreign jurisdiction of $4.6 million.

As of September 30, 2007, all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of fiscal 2005 upon its conversion to a taxable entity immediately prior to its IPO due to continuing operating losses incurred by Spansion Inc. The realization of these assets is dependent on substantial future taxable income which at September 30, 2007, in management’s estimate, is not more likely than not to be achieved.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

10. Spansion Japan Pension Plan

The following table summarizes the components of the net periodic pension expense related to the Spansion Japan pension plan for the three and nine months ended September 30, 2007 and October 1, 2006:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2007	Oct. 1, 2006	Sep. 30, 2007	Oct. 1, 2006
	(in thousands)
Service cost	$909	$1,262	$3,547	$3,838
Interest cost	273	374	1,064	1,139
Expected return on plan assets	(596)	(694)	(2,325)	(2,109)
Amortization of prior service cost	102	182	2,307	554

Total net periodic pension expense	$688	$1,124	$4,593	$3,422

On April 2, 2007, in accordance with FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded a curtailment loss, which was included in the amortization of prior service cost, of approximately $2.0 million relating to the Spansion Japan Pension Plan as a result of entering into the Employer Secondment and Transfer Agreement with Fujitsu under the JV1/JV2 transaction (see Note 6 for details of this transaction).

11. Subsequent Events

Merger Agreement with Saifun Semiconductors Ltd. (“Saifun”)

On October 8, 2007, the Company and Saifun entered into an Agreement and Plan of Merger and Reorganization, dated as of October 7, 2007 (the “Merger Agreement”), pursuant to which Atlantic Star Merger Sub Ltd., a wholly owned subsidiary of the Company, would merge (the “Merger”) with and into Saifun, with Saifun surviving as a wholly owned subsidiary of the Company.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of both companies, each Saifun shareholder will receive 0.7429 shares of the Company’s Class A common stock and approximately $5.05 per share in cash (representing a distribution of approximately $158.3 million of Saifun’s existing cash to all holders of record immediately prior to the consummation of the merger) for each Saifun ordinary share. Saifun’s stock options will convert upon completion of the Merger into stock options with respect to the Company’s common stock upon completion of the Merger, after giving effect to the exchange ratio in the Merger and the cash distribution.

The Merger Agreement contains customary covenants of the Company and Saifun, including, among others, a covenant by Saifun to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and restrictions on certain kinds of transactions during such period. The board of directors of Saifun has adopted a resolution recommending the requisite approval of the Merger by its shareholders, and has agreed to hold a shareholder and any necessary creditor meetings to consider and vote upon the transactions contemplated by the Merger Agreement. Saifun has also agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions or an agreement concerning or provide confidential information in connection with any proposals for alternative business combination transactions.

Consummation of the Merger is subject to certain conditions, including, among others, (i) approval of the Merger by an Israeli court (which approval can only occur after the shareholders and, if required, creditors, of Saifun approve the Merger in accordance with Section 350 of the Israeli Companies

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Law), (ii) receipt of certain regulatory and tax approvals, (iii) the absence of any law or order prohibiting the closing, (iv) the accuracy of the representations and warranties of the other party at the time of execution of the Merger Agreement (most of which are subject to an overall material adverse effect qualification), and (iv) compliance in all material respects by the other party with its covenants. The Merger is expected to be consummated no later than the first quarter of 2008.

Concurrently with execution of the Merger Agreement, certain affiliates of Saifun entered into Affiliate Agreements pursuant to which such affiliates agreed not to make any sale, transfer or other disposition of Spansion securities that they receive as a result of the Merger in violation of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Concurrently with entering into the Merger Agreement, certain shareholders of Saifun entered into a Voting Undertaking with Spansion (the “Voting Undertakings”) pursuant to which they agreed to vote their shares of Saifun (i) for the adoption and approval of the Merger Agreement and the transactions contemplated thereby, including the Merger (the “Transactions”), (ii) against any action or agreement that would compete with, or materially impede, or interfere with or that would reasonably be expected to discourage the Transactions or inhibit the timely consummation of the Transactions, and (iii) except for the Merger, against any alternative business combination transaction, or merger, consolidation, business combination, reorganization, recapitalization, liquidation or sale or transfer of any material assets of the Company or its subsidiaries not permitted pursuant to the Merger Agreement.

Pursuant to the Voting Undertakings, the signing shareholders also agreed that if Saifun terminates the Merger Agreement under certain circumstances, and such shareholders subsequently receive consideration for their Saifun shares in an alternative business combination transaction, then the signing shareholders will pay to Spansion 50 percent of the difference between (i) the sum of the price they would have received in the Merger plus the portion of the cash distribution they would have received from Saifun and (ii) the price they actually receive in the alternative transaction (which payment will take the same form and proportion as the consideration they receive in the alternative transaction).

The Merger Agreement contains certain termination rights for both Spansion and Saifun and further provides that, upon termination of the Merger Agreement under specified circumstances, Saifun may be required to pay Spansion a termination fee of $8.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), particularly statements regarding our financial outlook for the next twelve months including anticipated future cash flows, long term liquidity, the reasonableness of our critical accounting policies and tax provisions, consummation of anticipated transactions, and the amount of liability exposure related to our indemnities, commitments and guarantees . These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” “predict,” “potential” and variations of such words and other expressions indicating future results or expectations are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are one of the largest Flash memory providers and the largest company in the world exclusively dedicated to designing, developing, manufacturing, marketing and selling Flash memory solutions, a critical semiconductor element of nearly every electronic product and one of the fastest growing segments of the semiconductor industry. Our Flash memory is integrated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, personal computers (PC) and PC peripherals. Our Flash memory solutions are incorporated in products from original equipment manufacturers, or OEMs, in each of these applications, including all of the top ten mobile phone OEMs, all of the top ten consumer electronics OEMs and all of the top ten automotive electronics OEMs. Prior to April 2, 2007, we operated four Flash memory wafer fabrication facilities, or fabs, four assembly and test sites and a development fab, known as our Submicron Development Center, or SDC. We currently operate two Flash memory 200-millimeter wafer fabrication facilities, one in the US and the other in Japan, and have begun producing 300-millimeter development wafers at a third fab, SP1, located in Aizu-Wakamatsu, Japan. Our headquarters are located in Sunnyvale, California.

Our total net sales for the three months ended September 30, 2007 and October 1, 2006 were $611.1 million and $674.7 million, respectively. The decrease in the 2007 period compared to the 2006 period was due primarily to a decrease in average selling prices. Our MirrorBit technology represented approximately 71 percent of total net sales for the three months ended September 30, 2007, compared with approximately 53 percent of total sales for the corresponding period of fiscal 2006.

Our total net sales for the nine months ended September 30, 2007 and October 1, 2006 were $1,848.0 million and $1,892.0 million, respectively. The decrease in the 2007 period compared to the 2006 period was due primarily to a decrease in average selling prices. Our MirrorBit technology represented approximately 69 percent of total net sales and 43 percent of total units shipped for the nine months ended September 30, 2007, compared with approximately 45 percent of total sales and 25 percent of total units shipped for the corresponding period of fiscal 2006.

Our net losses for the three and nine months ended September 30, 2007 were $71.6 million and $214.0 million, respectively. The benefit for income taxes included in our net losses for the three and nine months ended September 30, 2007 was $4.3 million and $18.2 million, respectively.

Our net losses for the three and nine months ended October 1, 2006 were $22.1 million and $122.8 million, respectively. The provision for income taxes included in our net losses for the three and nine months ended October 1, 2006 was $3.0 million and $1.2 million, respectively.

Our cash and cash equivalents at September 30, 2007, totaled $260.9 million and consisted of cash, money market funds and commercial paper and our marketable securities totaled $268.2 million at September 30, 2007. We believe that our anticipated cash flows from operations and current cash balances, our existing credit facilities and access to external financing in the capital markets will be sufficient to fund working capital requirements, capital investments, debt service and operations, and to meet our needs for at least the next twelve months.

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

Basis of Presentation

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended September 30, 2007 and October 1, 2006 both consisted of 13 weeks. The nine months ended September 30, 2007 and October 1, 2006 consisted of 39 weeks and 40 weeks, respectively.

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

Sabbatical Leave Program

In June 2006, the FASB ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate. If such benefits are deemed to accumulate, they should be accrued for, as compensation expense over the employee’s requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. We adopted this Issue beginning January 1, 2007 using the cumulative effect adjustment approach. The effect of this adoption resulted in an increase to our accumulated deficit of approximately $10.0 million as of the beginning of fiscal 2007. The effect of this change on our condensed consolidated statements of operations for the three and nine months ended September 30, 2007 is not material.

Our Sabbatical Program provides for eight weeks of paid leave for salaried (exempt) employees in the United States upon the completion of seven years of service. In addition, our Recognition Trip Program provides for one week of paid leave and a fixed cash compensation for hourly (non-exempt) employees in the United States who have completed seven years of service. Prior to the adoption of the Issue, we accounted for the above programs only after the completion of the seven years by the eligible employees because none of the benefits vest or accrete to the employee until completion of the full seven years of service. With the adoption of Issue 06-2, we account for the programs by recording the estimated total program payouts upon attaining the requisite service conditions as compensation expense ratably over each employee’s requisite service period.

Results of Operations

Comparison of Total Net Sales

The following is a summary of our total net sales for the three and nine months ended September 30, 2007 and October 1, 2006:

	Three Months Ended				Nine Months Ended
	Sep. 30, 2007	Oct. 1, 2006	Variance in Dollars	Variance in Percent	Sep. 30, 2007	Oct. 1, 2006	Variance in Dollars	Variance in Percent
	(in thousands, except percentage)				(in thousands, except percentage)
Total net sales	$611,069	$674,718	$(63,649)	-9%	$1,848,012	$1,891,999	$(43,987)	-2%

Total net sales for the three months ended September 30, 2007 decreased nine percent compared to total net sales for the three months ended October 1, 2006. The decrease was primarily attributable to a 16 percent decrease in average selling prices, partially offset by an eight percent increase in unit shipments. Total net sales for the nine months ended September 30, 2007 decreased two percent compared to total net sales for the nine months ended October 1, 2006. The decrease was primarily attributable to a seven percent decrease in average selling prices, partially offset by a five percent increase in unit shipments. Net sales to the wireless sector and net sales to the consumer, industrial and automotive sectors, were approximately $316.6 million and $293.5 million, respectively, for the three months ended September 30, 2007.

Comparison of Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Provision (Benefit) for Income Taxes

The following is a summary of gross margin; operating expenses; interest and other income (expense), net; interest expense; and provision (benefit) for income taxes for the three and nine months ended September 30, 2007 and October 1, 2006:

	Three Months Ended				Nine Months Ended
	Sep. 30, 2007	Oct. 1, 2006	Variance in Dollars	Variance in Percent	Sep. 30, 2007	Oct. 1, 2006	Variance in Dollars	Variance in Percent
	(in thousands, except for percentage)				(in thousands, except for percentage)
Cost of sales	$500,741	$532,563	$(31,822)	-6%	$1,541,360	$1,508,848	$32,512	2%
Gross margin	18%	21%			17%	20%
Research and development	111,231	89,174	22,057	25%	323,892	262,954	60,938	23%
Sales, general and administrative	58,226	62,951	(4,725)	-8%	177,027	195,253	(18,226)	-9%
Operating loss	(59,129)	(9,970)	(49,159)	493%	(194,267)	(75,056)	(119,211)	159%
Interest and other income, net	6,835	3,888	2,947	76%	27,438	3,741	23,697	633%
Interest expense	(23,628)	(13,020)	(10,608)	81%	(65,316)	(50,205)	(15,111)	30%
Provision (benefit) for income taxes	(4,320)	3,013	(7,333)	-243%	(18,163)	1,231	(19,394)	-1575%

The decrease in gross margin for the three and nine months ended September 30, 2007 was primarily due to the decline in average selling prices as a result of the intense competitive environment in the industry. Gross margin for the three and nine months ended September 30, 2007 included a portion of the gain, approximately $10.2 million and $17.2 million, respectively, recognized from the JV1/JV2 Transaction. The total gain from the JV1/JV2 Transaction will be recognized over the term of our Foundry Agreement with Fujitsu.

The increase in research and development expense for the three and nine months ended September 30, 2007 was primarily due to an increase in 300-millimeter development costs at SP1, and the SDC, which together represented approximately 74 percent and 65 percent of the increase for the three and nine months ended September 30, 2007, respectively. Additionally, we incurred higher labor costs primarily due to headcount increases, partially offset by the reduction in development service charges from AMD, which together accounted for approximately 13 percent and 15 percent of the increase for the three and nine months ended September 30, 2007, respectively.

The decrease in sales, general and administrative expense for the three and nine months ended September 30, 2007 was primarily due to lower information technology, legal and other administrative consulting fees. Approximately 76 percent and 65 percent of the decrease for the three and nine months ended September 30, 2007, respectively, was primarily due to the reduction in outside services as a result of our cost control initiatives in 2007. The decrease was also attributable to the reduction in services provided by AMD. Since fiscal 2006, we have expanded our administrative functions and significantly reduced our reliance on administrative services provided by AMD.

The increase in interest and other income, net for the three months ended September 30, 2007 was primarily due to an increase in interest income as a result of an increase in our invested cash, cash equivalents and marketable securities balances as compared to the same period of fiscal 2006. The increase in interest and other income, net of other expenses for the nine months ended September 30, 2007 was primarily due to a lower loss on early extinguishment of debt of $3.4 million as a result of repayment of the $500.0 million Senior Secured Term Loan Facility in the second quarter of fiscal 2007 as compared to the $17.3 million loss on early extinguishment of debt as a result of the repurchase of the 12.75% Senior Subordinated Notes during the same period of fiscal 2006. The increase for the nine months ended September 30, 2007 was also partially due to a $7.5 million gain realized on the sale of land in Asia in the second quarter of fiscal 2007 as compared to a $6.9 million gain on the sale of marketable securities in the second quarter of fiscal 2006. Interest income for the nine months ended September 30, 2007 has also increased due to the combined effect of increases in our invested cash, cash equivalents and marketable securities balances, and an increase in our average investment portfolio yield of approximately 0.5 percent.

The increase in interest expense for the three and nine months ended September 30, 2007 was primarily due to higher average debt balances as compared to the corresponding periods of fiscal 2006, partially offset by amounts that were capitalized related to the build out of SP1. The increase in the debt balance was primarily attributable to a borrowing of $500.0 million under the Senior Secured Term Loan Facility during the fourth quarter of fiscal 2006, subsequently replaced by the $625.0 million Senior Secured Floating Rate Notes during the second quarter of fiscal 2007, and a borrowing of $206.5 million under our Spansion Japan 2007 Credit Facility during the third quarter of fiscal 2007. The increase in interest expense for the nine months ended September 30, 2007 as compared to the same period of fiscal 2006 was partially offset by a decrease of approximately $8.2 million in the interest expense related to an adjustment to a capital lease obligation during the second quarter of fiscal 2007 and a lower average interest rate on our debt portfolio. The average interest rates were 7.58 percent for the nine months ended September 30, 2007 as compared to 8.49 percent for nine months ended October 1, 2006.

We recorded an income tax benefit of $4.3 million in the three months ended September 30, 2007 as compared to $3.0 million of tax expenses in the three months ended October 1, 2006. The income tax benefit recorded in the three months ended September 30, 2007 was primarily due to a $5.2 million decrease in the valuation allowance associated with deferred tax assets of our Japanese subsidiary, offset by tax provisions of our other foreign subsidiaries of $0.9 million. This decrease in the valuation allowance was made as we believe that it is more likely than not that these deferred tax assets will be realized. The income tax benefit for the three months ended September 30, 2007 represents the portion of the deferred tax assets that will be recognized in the current year as part of the current year effective tax rate. As part of our projected tax provision for the current year, we anticipate an increase in our valuation allowance against our U.S. deferred tax assets to offset the tax benefits for current year losses in the U.S. The income tax expense recorded in the three months ended October 1, 2006 was primarily due to tax provisions of our foreign subsidiaries of $1.5 million and the write-off of U.S. deferred tax assets of $1.5 million that we no longer believed were realizable.

We recorded an income tax benefit of $18.2 million in the nine months ended September 30, 2007 as compared to $1.2 million of income tax expense in the nine months ended October 1, 2006. The income tax benefit recorded in the nine months ended September 30, 2007 was primarily due to a decrease of $21.0 million in the valuation allowance associated with deferred tax assets of our Japanese subsidiary, offset by a tax provision of $2.8 million of our foreign subsidiaries. During the first quarter of fiscal 2007, we recorded the effect of the change in judgment about the realizability of our Japanese deferred tax assets. This amount included the effect of the change in the beginning of the year balance of the valuation allowance that will be realized in future years, which was recorded during the first quarter. The amount recorded in the nine months ended September 30, 2007 also included the portion of the valuation allowance that will be recognized in the current year as part of the effective tax rate. The income tax expense recorded in the nine months ended October 1, 2006 was primarily due to tax provisions of our foreign subsidiaries of $4.3 million and the write-off of U.S. deferred tax assets of $1.5 million that we no longer believed were realizable, partially offset by a benefit from resolution of a tax examination in a foreign jurisdiction of $4.6 million.

As of September 30, 2007 all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance that was initially established in the fourth quarter of fiscal 2005 upon our conversion to a taxable entity immediately prior to our IPO. The realization of these assets is dependent on substantial future taxable income which at September 30, 2007, in management’s estimate, is not more likely than not to be achieved.

Other Items

The impact on our operating results from changes in foreign currency exchange rates has not been material, principally because our expenses denominated in yen are generally comparable to our sales denominated in yen, and we enter into foreign currency exchange contracts to mitigate our exposure when yen denominated expenses and sales are not comparable.

As of September 30, 2007, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $52.2 million after reduction for estimated forfeitures. Such stock options and RSU awards will generally vest ratably through 2011.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2007, presented on a fiscal year basis.

	Total	2007	2008	2009	2010	2011	2012 and Beyond
	(in thousands)
Contractual obligations to related party:
Promissory Note	$500	500	$—	$—	$—	$—	$—
Contractual obligations to third parties:
Senior Secured Floating Rate Notes	625,000	—	—	—	—	—	625,000
Senior Notes	250,000	—	—	—	—	—	250,000
Exchangeable Senior Subordinated Debentures	207,000	—	—	—	—	—	207,000
Spansion Japan 2007 Credit Facility	206,459	—	49,550	66,067	90,842
Capital lease obligations	82,289	6,755	34,614	25,616	8,774	6,530	—
Other Credit Facility—Subsidiaries	9,223	1,843	7,098	282	—	—	—

Total principal contractual obligations	1,380,471	9,098	91,262	91,965	99,616	6,530	1,082,000
Operating leases	22,381	4,468	10,989	4,068	1,488	367	1,001
Unconditional purchase commitments	605,856	121,509	288,151	169,058	23,529	3,609	—
Interest payments on debt and capital leases	620,757	17,231	95,615	94,107	90,671	89,139	233,994

Total contractual obligations	$2,629,465	$152,306	$486,017	$359,198	$215,304	$99,645	$1,316,995

Spansion Japan 2007 Credit Facility

On March 30, 2007, Spansion Japan entered into a committed senior facility agreement with certain Japanese financial institutions that provide Spansion Japan with an up to 48.4 billion yen senior secured term loan facility (approximately $421.6 million as of September 30, 2007).

Spansion Japan may, pursuant to the terms of this facility, borrow amounts in increments of 1.0 billion yen (approximately $8.7 million as of September 30, 2007). Amounts borrowed under this facility bear interest at a rate equal to the Japanese yen three month Tokyo Interbank Offered Rate, or Japanese yen TIBOR, at the time of the drawdown, plus a margin of two percent per annum, which will reset quarterly. Borrowing availability is based on capital deliveries for Spansion Japan’s SP1 facility.

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

As of September 30, 2007, the outstanding balance under this facility is 23.7 billion yen (approximately $206.5 million). This amount bears interest at approximately 2.84 percent and 80 percent of the balance will be repaid in equal, consecutive, quarterly principal installments starting from the second quarter of fiscal 2008 through the third quarter of fiscal 2010 and the remaining balance will be paid in the fourth quarter of fiscal 2010.

Senior Secured Floating Rate Notes

In May 2007, Spansion LLC, our wholly owned operating company subsidiary, issued $625.0 million aggregate principal amount of the Senior Secured Floating Rate Notes due 2013.

Interest on the Notes accrues at a rate per annum, reset quarterly, equal to the 3-month London Interbank Offered Rate plus 3.125 percent. Interest is payable on March 1, June 1, September 1 and December 1 of each year beginning September 1, 2007 until the maturity date of June 1, 2013. As of September 30, 2007, the Notes bear interest at approximately 8.82 percent.

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

•

A default by Spansion LLC or any restricted subsidiary (as defined in the Indenture) under any indebtedness that results in acceleration of such indebtedness, or the failure to pay any such indebtedness at maturity, in an aggregate principal amount in excess of $50.0 million (or its foreign equivalent at the time);

•

If any judgment or judgments for the payment of money in an aggregate amount in excess of $50.0 million (or its foreign equivalent at the time) is rendered against Spansion LLC, the Guarantors or any significant subsidiary and is not waived, satisfied or discharged for any period of 60 consecutive days during which a stay of enforcement is not in effect;

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

Other Financial Matters

JV1/JV2 Transaction

On April 2, 2007, Spansion Japan closed the JV1/JV2 Transaction (the “JV1/JV2 Transaction”) pursuant to the Asset Purchase Agreement dated as of September 28, 2006. Under the terms of the Asset Purchase Agreement, Spansion Japan sold two wafer fabrication facilities located in Aizu-Wakamatsu, Japan (the “JV1/JV2 Facilities”), to Fujitsu together with selected manufacturing equipment, inventory and other tangible assets located at the JV1/JV2 Facilities and received proceeds of approximately $170.0 million in cash from Fujitsu in April 2007. In conjunction with the Transaction on April 2, 2007, Spansion Japan also sold certain equipment located at the JV1/JV2 Facilities to an unrelated third party Japanese corporation for approximately $24.0 million, which is leasing the equipment to Fujitsu.

The total gain from the JV1/JV2 Transaction, which was the difference between the sales proceeds and the net book value of the assets sold under the terms of the agreement, was approximately $72.5 million as of April 2, 2007. We accounted for the JV1/JV2 Transaction in accordance with FASB Statement No. 66, Accounting for Sales of Real Estate as a sale of real estate that included property improvements and integral equipment because the building was subject to an existing lease of the underlying land. We determined that continuing involvement existed with Fujitsu under the Foundry Agreement effective until December 2009 and, accordingly, will recognize the gain over the term of the Foundry Agreement with Fujitsu (i.e., over the period of continuing involvement). See Note 6 for details of the JV1/JV2 Transaction and the related agreements that Spansion Japan entered into with Fujitsu.

Merger Agreement with Saifun Semiconductors Ltd. (“Saifun”)

On October 8, 2007, we and Saifun entered into an Agreement and Plan of Merger and Reorganization, dated as of October 7, 2007 (the “Merger Agreement”), pursuant to which Atlantic Star Merger Sub Ltd., a wholly owned subsidiary of us would merge (the “Merger”) with and into Saifun, with Saifun surviving as our wholly owned subsidiary.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of both companies, each Saifun shareholder will receive 0.7429 shares of our Class A common stock and approximately $5.05 per share in cash (representing a distribution of approximately $158.3 million of Saifun’s existing cash to all holders of record immediately prior to the consummation of the merger) for each Saifun Ordinary Share. Saifun’s stock options will convert upon completion of the Merger into stock options with respect to our common stock, after giving effect to the exchange ratio in the Merger and the cash distribution.

The Merger is expected to be consummated no later than the first quarter of 2008. See Note 11 for details of the merger agreements.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2007 totaled $260.9 million and consisted of cash, money market funds and commercial paper, and our marketable securities totaled $268.2 million at September 30, 2007. We are subject to restrictions on our distribution of cash contained in our third-party loan agreements described under the “Contractual Obligations” section above and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on February 27, 2007.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $181.7 million in the nine months ended September 30, 2007. Non-cash charges or benefits included in the net loss consisted primarily of $387.7 million of depreciation and amortization, benefit for deferred income taxes of $43.5 million and compensation cost recognized under stock plans of $12.1 million. The net changes in operating assets and liabilities in the nine months ended September 30, 2007 were primarily attributable to an increase in inventory of $76.6 million in anticipation of increased seasonal demand in the fourth quarter of the year; a decrease in accounts receivable of $48.3 million primarily as a result of the improvement in the days sales outstanding; an increase in prepaid expenses and other current asset of $28.0 million primarily due to an increase in consumption tax refund receivable related to capital expenditures for the build out of SP1; an increase in other assets of $21.6 million primarily as a result of increases in capitalized financing costs associated with our Spansion Japan 2007 Credit Facility and issuance of our Senior Secured Term Loan Facility; an increase in accounts payable and accrued liabilities of $110.9 million primarily due to our capital expenditures for SP1; and an increase in income taxes payable of $19.0 million primarily due to the gain from the JV1/JV2 Transaction in the second quarter of fiscal 2007.

Net cash provided by operating activities was $284.6 million in the nine months ended October 1, 2006. Non-cash charges included in the net loss consisted primarily of $407.0 million of depreciation and amortization, loss on debt extinguishment of $17.3 million and compensation cost recognized under stock plans of $19.8 million. The net changes in operating assets and liabilities in the nine months ended October 1, 2006 were primarily attributable to an increase in prepaid expenses and other current assets of $10.5 million, an increase in inventories of $6.7 million and a decrease in income taxes payable of $11.4 million, partially offset by a decrease in accounts receivable of $4.7 million, and an increase in deferred income on shipments of $3.9 million compared to December 25, 2005.

Net Cash Used in Investing Activities

Net cash used in investing activities was $918.3 million in the nine months ended September 30, 2007, of which $964.7 million related to acquisition of property, plant and equipment, primarily for our 300-millimeter development and technology facilities, SP1 and SDC, and $142.2 million of net cash used in the purchase of marketable securities, offset in part by a cash proceeds of $188.5 million from sale of property, plant and equipment, primarily from the JV1/JV2 Transaction.

Net cash used in investing activities was $248.3 million in the nine months ended October 1, 2006, primarily as a result of $470.8 million used to purchase property, plant and equipment and a cash outflow of $63.6 million for the purchase of marketable securities, offset in part by a cash inflow of $282.6 million from the maturity and sale of marketable securities.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $251.1 million in the nine months ended September 30, 2007, primarily as a result of $831.0 million of proceeds from the issuance of Senior Secured Floating Rate Notes, net of issuance costs, and borrowing under our Spansion Japan 2007 Credit Facility, offset in part by $580.0 million in payments on debt and capital lease obligations, $500.0 million of which constituted repayment and early extinguishment of the Senior Secured Term Loan Facility.

Net cash used in financing activities was $175.6 million in the nine months ended October 1, 2006. This amount included $527.1 million in payments on debt and capital lease obligations, including $197.1 million in payments to AMD, of which $175.0 million was used to repurchase Spansion LLC’s 12.75% Senior Subordinated Notes, and $7.2 million in payments to AMD for stock-based compensation, offset in part by a cash inflow of $329.0 million of proceeds from borrowings, net of issuance costs, of which approximately $204.0 million was from the issuance of Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures in the second quarter of fiscal 2006, and $29.8 million of proceeds received from equipment sale-leaseback transactions.

Our future uses of cash will primarily be for working capital, capital expenditures, debt service and other contractual obligations. Our capital expenditures during the nine months ended September 30, 2007 were $964.7 million, and we expect to spend approximately $35 million on capital expenditures during the remainder of fiscal 2007, depending upon timing of capital deliveries during the fourth quarter of fiscal 2007.

The total amount due on debt service and other contractual obligations during the remainder of fiscal 2007 is approximately $152.3 million. We have $207.0 million in outstanding 2.25% Exchangeable Senior Subordinated Debentures due 2016 which are exchangeable for shares of our Class A common stock, cash or a combination of cash and shares of such Class A common stock, at our option. At any time prior to maturity, we may make an irrevocable election to satisfy the exchange obligation in cash up to 100 percent of the principal amount of the debentures exchanged, with any remaining amount to be satisfied in shares of Class A common stock or a combination of cash and shares of Class A common stock at a certain exchange ratio. We have not made the election and no debentures have been exchanged for our Class A common stock or cash as of September 30, 2007.

As of September 30, 2007, we had cash and cash equivalents of $260.9 million, marketable securities of $268.1 million and $183.5 million available under our credit facilities, totaling $712.5 million.

The availability under our credit facilities is subject to certain borrowing base limitations and other covenants.

We believe that our anticipated cash flows from operations and current cash balances, our existing credit facilities and access to external financing in the capital markets will be sufficient to fund working capital requirements, capital investments, debt service and operations and to meet our needs for at least the next twelve months.

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

Proposed FASB Accounting Changes for Convertible Debt

At the July 25, 2007 “FASB” meeting, the FASB agreed to issue for comment a proposed FASB Staff Position (FSP) addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement). This proposed FSP would address instruments commonly referred as Instrument C from EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (Issue 90-19). Those instruments essentially require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. The proposed FSP would also address any other convertible debt instruments that allow settlement in any combination of cash and shares at the issuer’s option. The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost and would also require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the income statement. The Board members emphasized the need for clarity around the term “economic interest cost” in the proposed FSP.

In June 2006, Spansion LLC, our wholly owned subsidiary, issued $207.0 million of aggregate principal amount of 2.25% Exchangeable Senior Subordinated Debentures due 2016 (“Exchangeable Debt”). Our accounting of the Exchangeable Debt is likely to be impacted by the proposed FSP as the related indenture provides us with the option to settle some or all of the instrument in cash. In its current form, the proposed FSP would make any final guidance effective for fiscal periods beginning after December 15, 2007, would not permit early application, and would be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections. We are currently evaluating the impact of the proposed FSP and any changes prior to its effective date. However, this change will not impact the amount of cash payments for interest nor our future cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We experienced no significant changes in market risk during the first nine months of fiscal 2007 except as follows: during the first nine months of fiscal 2007, the U.S. dollar weakened against the Japanese yen. As a result, the cumulative translation adjustment balance has increased. This increase was primarily due to the translation of net assets of our subsidiary in Japan, denominated in that entity’s functional currency, the Japanese yen, into our reporting currency, the U.S. dollar. However, this translation adjustment does not affect our earnings or cash flows as it is recorded as a component of stockholders’ equity in our balance sheet. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to continue to incur foreign currency translation adjustments, which will either increase or decrease our total stockholders’ equity balance and which may be material. In addition, we cannot give any assurance as to the effect of future changes in foreign currency rates on our consolidated financial position, results of operations or cash flows.

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

Changes to Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with our management’s evaluation that occurred during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Tessera, Inc. v. Spansion LLC, et al., Civil Action No. 05-04063 (CW), in the United States District Court for the Northern District of California

On October 7, 2005, Tessera, Inc. filed a complaint, Civil Action No. 05-04063, for patent infringement against Spansion LLC in the United States District Court for the Northern District of California under the patent laws of the United States of America, 35 U.S.C. section 1, et seq., including 35 U.S.C. section 271. The complaint alleges that Spansion LLC’s Ball Grid Array (“BGA”) and multichip packages infringe the following Tessera patents: United States Patent No. 5,679,977, United States Patent No. 5,852,326, United States Patent No. 6,433,419 and United States Patent No. 6,465,893. On December 16, 2005, Tessera filed a First Amended Complaint naming Spansion Inc. and Spansion Technology Inc., our wholly owned subsidiary, as defendants. On January 31, 2006, Tessera filed a Second Amended Complaint adding Advanced Semiconductor Engineering, Inc., Chipmos Technologies, Inc., Chipmos U.S.A., Inc., Silicon Precision Industries Co., Ltd., Siliconware USA, Inc., ST Microelectronics N.V., ST Microelectronics, Inc., Stats Chippac Ltd., Stats Chippac, Inc., and Stats 34 Chippac (BVI) Limited. The Second Amended Complaint alleges that Spansion LLC’s BGA and multichip packages infringe the four Tessera patents identified above. The Second Amended Complaint further alleges that each of the newly named defendants is in breach of a Tessera license agreement and is infringing on a fifth Tessera patent, United States Patent No. 6,133,627. The Second Amended Complaint seeks unspecified damages and injunctive relief. On February 9, 2006, Spansion filed an answer to the Second Amended Complaint and asserted counterclaims against Tessera. On April 18, 2006, U.S. District Court Judge Claudia Wilken issued a Case Management Order that set a trial date of January 28, 2008. On March 13, 2007, Judge Wilken issued an order vacating the trial date. On April 12, 2007, Judge Wilken issued an order referring case management scheduling issues to a Special Master, and directing that the court will appoint an expert in the case to testify on the ultimate merits of the technical issues relating to infringement and patent validity. On April 26, 2007, Spansion, along with other defendants, filed a motion to stay the District Court action pending resolution of the proceeding before the International Trade Commission described below. On May 24, 2007, Judge Wilken issued an order staying the District Court action until final resolution of the ITC action.

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

On May 15, 2007, the International Trade Commission instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, Inv. No. 337-TA-605. On June 8, 2007, the respondents in this matter filed a motion to stay the International Trade Commission investigation pending reexamination of the Asserted Patents by the U.S. Patent and Trademark Office. On July 11, 2007, the administrative law judge ordered that an Initial Determination shall be due on May 21, 2008 and that a target date for completion of the investigation shall be August 21, 2008. On October 17, 2007, the International Trade Commission investigation was reassigned to Administrative Law Judge Theodore Essex.

We believe that we have meritorious defenses against Tessera’s claims and we intend to defend this proceeding vigorously.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk and these risks may impact the “forward-looking” statements described elsewhere in this 10-Q. You should carefully consider the risks described below and the other information in this quarterly report. If any of the following risks occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the price of our common stock could decline, and you could lose all or part of your investment.

The demand for our products depends in large part on continued growth in the industries into which they are sold. A decline in the markets served by any of these industries, or a decline in demand for Flash memory products in these industries, would have a material adverse effect on our results of operations.

Sales of our Flash memory products are dependent to a large degree upon consumer demand for mobile phones. In fiscal 2006 and during the first nine months of fiscal 2007, wireless customers, who primarily consist of mobile phone original equipment manufacturers, or OEMs, represented the largest market for NOR Flash memory. The market research firm iSuppli projects that wireless handset NOR Flash memory will represent approximately 78 percent of all NOR Flash memory sales in 2007, excluding commercial die such as the DRAM that is bundled in our multi-chip packages (MCPs). In fiscal 2006 and fiscal 2005 and the first nine months of fiscal 2007, sales to wireless Flash memory customers drove a majority of our sales.

Similarly, sales of our products targeting embedded Flash memory customers are dependent upon demand for consumer electronics such as set top boxes, or STBs, and DVD players, automotive electronics, industrial electronics such as networking equipment, personal computers (PC) and PC peripheral equipment such as printers. Sales of our products are also dependent upon the inclusion of increasing amounts of Flash memory content in some of these products. In fiscal 2006 and the first nine months of fiscal 2007, sales to embedded Flash memory customers drove a significant portion of our sales.

If demand for mobile phones or products in the embedded portion of the integrated category of the Flash memory market, or the Flash memory content of these products, is below our or analysts’ expectations, if the functionality of successive generations of such products does not require increasing Flash memory density or if such products no longer require Flash memory due to alternative technologies or otherwise, we would be materially adversely affected.

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

The Flash memory market is highly cyclical and has experienced severe downturns, often as a result of wide fluctuations in supply and demand, constant and rapid technological change, continuous new product introductions and price erosion. Our financial performance has been, and may in the future be, adversely affected by these downturns. We have incurred substantial losses in past downturns, due principally to:

•	substantial declines in average selling prices, particularly due to aggressive pricing by competitors and an imbalance in product supply and demand;

•	a decline in demand for end-user products that incorporate our products; and

•	less than expected demand in the distribution channels such as by mobile phone OEMs.

For example, during the first quarter of fiscal 2007, our business was adversely affected by a seasonal drop in unit shipments, and during the first nine months of fiscal 2007 our business was adversely affected by a greater than average seasonal decline in average selling prices as a result of intense competitive pressures. Our historical financial information does not necessarily indicate what our results of operations, financial condition or cash flows will be in the future. If our net sales decline in the future, or if these or other similar conditions continue or occur again in the future, we would likely be materially adversely affected.

If our expense reduction efforts are not effective, our business could be materially adversely affected.

We incurred net losses in each of fiscal 2006, 2005 and 2004 of approximately $148.0 million, $304.0 million and $20.0 million, respectively, and in the first nine months of fiscal 2007 we incurred a net loss of approximately $214.0 million. As a result, we continue to undertake actions in an effort to significantly reduce our expenses, including our goal to reduce $50.0-100.0 million in 2007 planned expenses. These actions include the sale of non-performing assets, the consolidation of certain functional operations and other activities related to reducing expenses. We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, we may be materially adversely affected.

Although we expect that the merger with Saifun will result in benefits to us, those benefits may not occur because of integration and other challenges.

If the merger is completed, achieving the expected benefits of the merger will depend on the timely and efficient integration of our and Saifun’s technology, operations, business culture and personnel. This will be particularly challenging due to the fact that Saifun is headquartered in Israel and we are headquartered in California. The integration may not be completed as quickly as expected, and if we fail to effectively integrate the companies or the integration takes longer than expected, we may not achieve the expected benefits of the merger. The challenges involved in this integration include, among others:

•	retaining the licensees and customers of both companies, including licensees and customers of Saifun who may compete with us;

•	retaining the main sources of supply of both companies;

•	incorporating Saifun’s technology into our current and future technology and product lines;

•	integrating Saifun’s sales force into our worldwide sales network;

•	demonstrating to Saifun’s licensees and customers that the merger will not result in adverse changes in pricing, customer service standards or support;

•	coordinating research and development activities to enhance introduction of new products and technologies;

•	integrating Saifun’s internal control over financial reporting with our internal control over financial reporting;

•	migrating Saifun to our information systems;

•	integrating Saifun’s engineering operations with ours;

•	persuading the employees of both companies that the companies’ business cultures are compatible;

•	maintaining employee morale and retaining key employees;

•	ensuring there are no delays in releasing new products and technologies to market; and

•	coordinating geographically separate organizations.

This integration effort will be international in scope, complex, time consuming and expensive, and may disrupt the respective businesses or result in the loss of licensees, customers or key employees or the diversion of the attention of management. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. There can be no assurance that we and Saifun will successfully integrate their respective businesses or that we will realize the anticipated benefits of the merger. If we do not realize the anticipated benefits of the merger, or if charges and other accounting changes resulting from the merger adversely affect our earnings, the merger could result in a reduction of our per-share earnings as compared to the per-share earnings that would have been achieved by us if the merger had not occurred. Also, if Saifun shareholders sell the Spansion Class A common stock received in the merger immediately, such sales could cause a decline in the market price of our Class A common stock.

If we complete the merger with Saifun, political, economic and military conditions in Israel may adversely affect our business.

Saifun’s headquarters and business operations are located in Israel, which is affected and surrounded by unstable political, economic and military conditions. We cannot predict the effect of continued or increased violence in Lebanon or Gaza, or the effect of military action elsewhere in the Middle East. Continued armed conflicts or political instability in the region would harm business conditions and could adversely affect the combined company’s results of operations. Furthermore, several countries continue to restrict or ban business with Israel and Israeli companies. These restrictive laws and policies may limit the combined company’s ability to make sales in those countries, and, as a global company, may limit our own ability to efficiently administer our worldwide resources.

The proposed merger may result in a loss of licensees or customers.

We and Saifun operate in a highly competitive industry, and the combined company’s future performance will be affected by its ability to retain each company’s existing licensees and customers. Some of Saifun’s licensees and customers are our competitors or work with our competitors and may reduce or terminate their business relationships with Saifun in anticipation of the merger or with the combined company as a result of the merger.

We may not realize the expected value of Saifun’s NROM technology.

We expect that licensees of Saifun’s NROM technology will continue to implement and expand their uses of the technology. If such licensees fail to successfully implement the NROM technology in a timely manner or in a large number of their products, the value of NROM technology could be diminished. Moreover, if leading Flash memory semiconductor manufacturers adopt and achieve success with other technologies or incorporate Saifun’s NROM technology but fail to achieve success with its products, the value of the NROM technology could be adversely affected.

In addition, we cannot assure you that Saifun’s patents, including ones covering NROM technology, would not be challenged, invalidated or circumvented, or that rights granted under these patents will provide a competitive advantage to us. If Saifun’s patents are ultimately challenged, invalidated or circumvented, we may be materially adversely affected.

Our business may be adversely affected if our merger with Saifun is delayed or not completed.

Our merger with Saifun is subject to several customary conditions, including obtaining clearance from governmental entities and the approvals of the transaction by Saifun’s shareholders. If our merger with Saifun is delayed or not consummated, we could be subject to a number of risks that may adversely affect our business, including:

•	the adverse consequences resulting from our management’s attention having been diverted from our day-to-day business over an extended period of time;

•	the disruption to our relationships with customers, suppliers and partners as a result of our and their efforts relating to the merger;

•	any consequent potential loss of business to our competitors;

•	the significant costs and expenses that we may have incurred relating to the merger; and

•	our inability to realize the benefits we expect by merging with Saifun.

We cannot assure you that we will successfully complete our merger with Saifun, and any inability to successfully complete, or a delay in completing, the Saifun merger could have a material adverse effect on us.

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

During 2004, industry sales of NAND-based Flash memory products grew at a higher rate than sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. This trend continued in 2005 and 2006 when sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the Flash memory market. In 2006, according to iSuppli, total sales for the Flash memory market reached approximately $20.7 billion, of which approximately 40 percent was classified as sales of NOR-based Flash memory products and approximately 60 percent was classified as sales of NAND-based Flash memory products. We expect the trend of decreasing market share for NOR-based Flash memory products to continue in the future. iSuppli estimates that sales of NAND-based Flash memory products grew by approximately 15 percent from 2005 to 2006 and will grow at a 13 percent compound annual growth rate from 2006 to 2011, while sales of NOR-based Flash memory products grew by approximately six percent from 2005 to 2006 and will grow at one percent compound annual growth rate from 2006 to 2011.

Moreover, the removable storage category of the Flash memory market, which is predominantly served by floating gate NAND vendors, is expected to constitute a significant portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose higher density floating gate NAND-based Flash memory products over MirrorBit NOR-, ORNAND-, Quad- or Eclipse-based Flash memory products for their applications. If this occurs and OEMs continue to prefer the attributes and characteristics of floating gate NAND-based products over those of MirrorBit NOR-, ORNAND-, Quad- or Eclipse-based products for their applications, we may be materially and adversely affected.

Moreover, some of our competitors are able to manufacture on 300-millimeter wafers or may choose to utilize more advanced manufacturing process technologies than we use today to offer products competitive to ours at a lower cost. If floating gate NAND vendors continue to increase their share of the Flash memory market, our market share may decrease, which would materially adversely affect us.

In addition, even if products based on NAND architecture are unsuccessful in displacing products based on NOR architecture, the average selling prices for our products may be adversely affected by a significant decline in the price for NAND architecture-based products. Such a decline may result in downward price pressure in the overall Flash memory market affecting the price we can obtain for our NOR-based products, which would adversely affect us. We believe such downward pricing pressure was a factor in the steep declines in average selling prices in the first half of 2007. If the prices for NAND products do not improve, or continue to decline, we may be materially adversely affected.

We have a substantial amount of, and continue to incur, indebtedness which could adversely affect our financial position.

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. Our indebtedness has increased over time. At the time of our IPO in December 2005, our aggregate principal amount of outstanding debt was approximately $760.0 million. As of September 30, 2007, we had an aggregate principal amount of approximately $1.4 billion in outstanding debt. In order to advance our business with new technologies, like other semiconductor manufacturers, we are required to make sizable capital investment in facilities and equipment. If cash flow from operations is not sufficient to meet capital requirements, we may need to incur additional indebtedness.

Our substantial indebtedness may:

•	require us to use a substantial portion of our cash flows from operations to make debt service payments;

•	make it difficult for us to satisfy our financial obligations;

•

limit our ability to use our cash flows, use our available financings to the fullest extent possible, or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

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

We are party to a $175.0 million senior secured revolving credit facility that imposes various restrictions and covenants on us that limits our ability to:

•	enter into any mergers, consolidations or sales of property, or sales of inventory, equipment and assets except in the ordinary course of business;

•	make any distributions except for distributions from Spansion LLC to us in specified circumstances;

•

make investments, except for the purchase of inventory, equipment and intellectual property in the ordinary course of business, unless we meet minimum liquidity requirements consisting of availability under the revolving credit facility and domestic cash of at least $200.0 million, provided, however, that investments are limited to no more than a total of $50.0 million while the reduced minimum liquidity requirement is in place;

•	incur additional debt, enter into capital leases and, in limited cases, make loans to subsidiaries;

•	engage in transactions with affiliates unless the transactions are in the normal course of business, negotiated at arms-length and disclosed to the agent for the lenders;

•	incur any new liens except for equipment leases and loans; and

•

prepay any debt, except that debt of foreign subsidiaries may be prepaid by the applicable foreign subsidiary and we may prepay any debt as long as after such repayment we meet minimum liquidity requirements consisting of availability under the revolving credit facility plus domestic cash of at least $250.0 million.

In addition, the indentures governing Spansion LLC’s $250.0 million principal amount of 11.25% Senior Notes due 2016 and Spansion LLC’s $625.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2013 impose substantially similar restrictions and covenants on us which could limit our ability to respond to market conditions, make capital investments or take advantage of business opportunities.

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

As of September 30, 2007, we were in compliance with the financial covenants under our debt instruments. However, we cannot assure you that in the future we will be able to satisfy the covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. If we fail to comply with such covenants, we cannot assure you that we will be able to obtain waivers for any future failures to comply with our financial covenants, or amendments which will prevent a failure to comply in the future. A breach of any of the covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect us.

If we cannot generate sufficient operating cash flows and obtain external financing, we may be unable to make all of our planned capital expenditures.

Our ability to fund anticipated capital expenditures depends on generating sufficient cash flows from operations and the continued availability of external financing. We expect our total capital expenditures for fiscal 2007 to be approximately $1.0 billion, depending upon timing of capital deliveries during the fourth quarter of fiscal 2007. Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flows and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for our products, product mix, changes in industry conditions and market competition.

We may assess markets for external financing opportunities, including debt and equity. Such financing may not be available when needed or, if available, may not be available on satisfactory terms. Moreover, the funds availability under our existing $175.0 million senior secured revolving credit facility may be adversely affected by our financial condition, results of operations and incurrence or maintenance of additional debt, such as our 11.25% Senior Notes due 2016 and our 2.25% Exchangeable Senior Secured Debentures. Also, funds availability under the Spansion Japan 2007 Credit Facility are based on capital deliveries to Spansion Japan’s SP1 300mm manufacturing facility, which may not be made in a timely manner. Finally, any equity financing may not be desirable because of resulting dilution to our stockholders. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we cannot generate sufficient operating cash flows or obtain external financing, we may be delayed in achieving, or may not achieve, needed manufacturing capacity, and we could be materially adversely affected.

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

The loss of a significant customer or a reduction in demand for our Flash memory products from a significant customer could have a material adverse effect on us.

We serve our customers worldwide directly through our sales force and indirectly through our distributors, who purchase products from us and sell them to customers, either directly or through their distributors. Our customers consist of OEMs, original design manufacturers and contract manufacturers. In fiscal 2005, fiscal 2006, and during the first nine months of fiscal

2007, the five largest of these customers accounted for a significant portion of end sales of our products. If one of these customers stopped purchasing our Flash memory products, or if one of these customers were to materially reduce its demand for our products, we could be materially adversely affected. For example, in the fourth quarter of fiscal 2006 we were materially adversely affected by the reduced customer demand for some of our custom high density NOR-based Flash memory solutions.

Our business strategy is to continue to maintain and increase our market share, diversify our customer base in the integrated category of the Flash memory market, and enter new markets enabled by our MirrorBit technology. We cannot assure you that we will be successful in implementing this strategy, and if we are unsuccessful, we could be materially adversely affected. If we fail to successfully diversify our customer base and we lose a significant customer or suffer a reduction in demand from a significant customer, our business may be materially adversely affected.

If we fail to successfully develop, introduce and commercialize new products and technologies or to accelerate our product development cycle, we may be materially adversely affected.

Our success depends to a significant extent on the development, qualification, production, introduction and acceptance of new product designs and improvements that provide value to Flash memory customers. We must also be able to accomplish this process at a faster pace than we currently do. For example, we introduced products on 90-nanometer process technology in 2006 and plan to be in production on 65-nanometer process technology in late 2007 and in production on 45-nanometer process technology in 2008. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we could be materially adversely affected. For example, during the second half of fiscal 2004 and the first quarter of fiscal 2005, we experienced a delay in qualifying and introducing a new Flash memory product based on our MirrorBit technology for wireless Flash memory customers. The delay, which was due to our having to re-design the product in order to achieve higher performance specifications under all temperature conditions, contributed to lower than anticipated net sales during the second half of fiscal 2004 and the first six months of fiscal 2005 and caused us to lose market share.

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

We currently obtain foundry services from other companies, including Taiwan Semiconductor Manufacturing Company Limited and Fujitsu (due to our recent sale of our JV1/JV2 manufacturing facilities). In addition, we recently entered into an agreement with Semiconductor Manufacturing International Corporation under which we may obtain foundry services in the future. We also use independent contractors to perform some of the assembly, testing and packaging of our products. Third-party manufacturers are often under no obligation to provide us with any specified minimum quantity of product. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements.

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

Our customers’ ability to change booked orders may lead to excess inventory.

Because our manufacturing processes require long lead times, we use indicators such as booking rates and book-to-bill ratios, in conjunction with other business metrics, to schedule production in our fabrication facilities. Consequently, when customers change orders booked by us, our planned manufacturing capacity may be greater or less than actual demand, resulting in less than optimal inventory levels. When this occurs, we adjust our production levels but such adjustments may not prevent our production of excess inventory in environments when bookings and book-to-bill ratios are strong. As a result, our business may be materially adversely affected.

Intense competition in the Flash memory market could materially adversely affect us.

Our principal competitors in the Flash memory market are Intel Corporation, Samsung Electronics Co., Ltd., STMicroelectronics, Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation, Sharp Electronics Corp., Renesas Technology Corp., Micron Technology, Inc. and Hynix Semiconductor Inc. In the future, our principal competitors may also include Numonyx, the announced joint venture between Intel and STMicroelectronics, SanDisk Corporation and IM Flash Technology, LLC, the joint venture between Intel and Micron Technology, Inc. The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality, customer relationships and ability to provide value-added solutions. In particular, in the past, our competitors have aggressively priced their products, which resulted in decreased average selling prices for our products in the first half of fiscal 2007 and adversely impacted our results of operations. Some of our competitors, including Intel, Samsung, STMicroelectronics, Toshiba, Sharp and Renesas, are more diversified than we are and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, recent capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment. Moreover, some of our competitors are able to manufacture on 300-millimeter wafers or may choose to utilize more advanced manufacturing process technologies than we use today to offer products competitive to ours at a lower cost.

We expect competition in the market for Flash memory devices to intensify as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share. Competition also may increase if NOR memory vendors merge, if NAND memory vendors acquire NOR businesses or other NAND businesses, or if our competitors otherwise consolidate their operations. For example, Intel Corporation and STMicroelectronics announced their intention to form a joint venture which will combine their respective Flash memory businesses. If they are successful in establishing the joint venture, we expect it will immediately become a significant direct competitor. Furthermore, we face increasing competition from NAND Flash memory vendors in some portions of the integrated Flash memory market.

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

We make substantial investments in research and development for design, process technologies and production in an effort to design and manufacture advanced Flash memory products. For example, in fiscal 2006 and the first nine months of fiscal 2007, our research and development expenses were approximately $342.0 million and $324.0 million, respectively, or approximately 13 and 18 percent, respectively, of our net sales.

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

The interests of AMD and Fujitsu, and our directors nominated by Fujitsu, may differ from or conflict with our interests or those of our other stockholders.

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

AMD and Fujitsu are two of our largest stockholders. Fujitsu has the right to elect one member to our board of directors. Each stockholder’s ability to elect directors is subject to reduction based on the amount of our common stock that they own and this right terminates when their ownership in us falls below 10 percent.

Individuals who are our directors and also officers of Fujitsu have a duty of care and loyalty to us when acting in their capacities as our directors and a duty of care and loyalty to Fujitsu when acting as their officers or directors. However, our certificate of incorporation provides that in the event a director or officer of our company who is also a director or officer of Fujitsu acquires knowledge of a potential business opportunity that may be deemed a corporate opportunity of our company and Fujitsu, such opportunity will belong to Fujitsu, as applicable, unless it has been expressly offered to such director or officer in writing solely in his or her capacity as a director or officer of our company. Ownership of AMD common stock by any of our officers could create, or appear to create, potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for AMD than they do for us.

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

We currently rely on Fujitsu to act as the sole distributor of our products to customers in Japan, which was one of our most important geographic markets in fiscal 2006 and in the first nine months of fiscal 2007. Under our distribution agreement with Fujitsu, Fujitsu has agreed to use its best efforts to promote the sale of our products in Japan and to other customers served by Fujitsu. In the event that we reasonably determine that Fujitsu’s sales performance in Japan and to those customers served by Fujitsu is not satisfactory based on specified criteria, then we have the right to require Fujitsu to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include appointing another distributor as a supplementary distributor to sell products in Japan and to customers served by Fujitsu. Pursuing these actions would be costly and disruptive to the sales of our products in Japan. If Fujitsu’s sales performance in Japan is unsatisfactory or if we are unable to successfully maintain our distribution agreement and relationship with Fujitsu, as a result of its seeking indemnity from us in respect of certain infringement claims made by Texas Instruments or otherwise, and we can not timely find a suitable supplementary distributor, we could be materially adversely affected.

If Fujitsu unexpectedly or abruptly terminates the distribution agreement or otherwise ceases its support of our customers in Japan, we would be required to immediately establish a relationship with another distributor or establish our own local sales organization and support functions. Although we are currently establishing a sales organization and infrastructure in Japan, we cannot be certain that we will be successful in selling our products to customers currently served by Fujitsu or new customers. If customers currently served by Fujitsu, or potential new customers, refuse to purchase our products directly from us, our sales in Japan may decline, and we could be materially adversely affected.

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

If we conduct an offering of our common stock, we may experience an “ownership change” as defined in the Internal Revenue Code such that our ability to utilize our federal net operating loss carryforwards of approximately $262.0 million as of December 31, 2006 may be limited under certain provisions of the Internal Revenue Code. As a result, we may incur greater tax liabilities than we would in the absence of such a limitation and any increased liabilities could materially adversely affect us.

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

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 7, 2007, by and among Spansion Inc., Atlantic Star Merger Sub Ltd. and Saifun Semiconductors Ltd., filed as Exhibit 2.1 to Spansion’s Current Report on Form 8-K dated October 9, 2007, is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spansion Inc., filed as Exhibit 3.2 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.1	Indenture, dated as of December 21, 2005, governing the 11.25% Senior Notes due 2016, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.2	Specimen of 11.25% Senior Notes due 2016, filed as Exhibit 4.2 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.3	Indenture, dated as of June 12, 2006, governing the 2.25% Exchangeable Senior Subordinated Debentures due 2016, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated June 12 2006, is hereby incorporated by reference.

4.4	Specimen of 2.25% Exchangeable Senior Subordinated Debenture due 2016, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated June 12 2006, is hereby incorporated by reference.

4.5	Indenture, dated as of May 18, 2007, governing the Senior Secured Floating Rate Notes due 2013, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated May 18, 2007, is hereby incorporated by reference.

4.6	Specimen of Senior Secured Floating Rate Notes due 2013, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated May 18, 2007, is hereby incorporated by reference.

10.30	Form of Amended and Restated Spansion Inc. Change of Control Severance Agreement.

10.74	Form of Voting Undertaking between Spansion and certain shareholders of Saifun Semiconductors Ltd., filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated October 9, 2007, is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: November 7, 2007	By:	/s/ Dario Sacomani
Dario Sacomani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)