Form 10-K
period 2007-12-30
Spansion Inc.
filed 2008-02-28
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 30, 2007

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.001 Par Value Per Share	NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the NASDAQ Global Select Market on July 1, 2007 was approximately $1,140 million. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on February 26, 2008:

Class	Number of Shares
Class A Common Stock, $0.001 par value	135,572,590
Class C Common Stock, $0.001 par value	1

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated into Part III hereof.

Spansion Inc.

FORM 10-K

For The Fiscal Year Ended December 30, 2007

PART I

ITEM 1.	BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report and the following factors:

•	our ability to successfully introduce our next generation products to market in a timely manner;

•	our ability to effectively and timely achieve volume production of our next generation products;

•	our ability to improve our gross margins and to implement successfully our cost reduction efforts;

•	our ability to increase market acceptance of our products based on our MirrorBit technology;

•	our ability to accelerate our product development cycle;

•	our ability to penetrate further the integrated category of the Flash memory market with our high density products and expand the number of customers in emerging markets;

•	our ability to successfully develop and transition to the latest technologies;

•	our ability to finance, construct and equip SP1 and have 300-millimeter Flash memory wafer manufacturing capacity in fiscal 2008;

•	our ability to control our operating expenses, particularly our marketing, general and administrative costs;

•

our ability to develop our MirrorBit ORNAND, MirrorBit ORNAND2, MirrorBit Quad and MirrorBit Eclipse architectures, introduce new products based on these architectures, and to achieve customer acceptance of these products, particularly among mobile phone OEMs;

•	our ability to develop systems-level solutions that provide value to customers of our products;

•

our ability to enter new markets not traditionally served by Flash memory, for example, integrating logic functions within high density arrays of Flash memory and replacing DRAM in servers with MirrorBit Flash memory; and

•	our ability to negotiate successfully patent and other intellectual property licenses and patent cross-licenses and acquire additional patents.

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

Our Company

We are a semiconductor device company exclusively dedicated to designing, developing, manufacturing, marketing and selling Flash memory solutions. Our Flash memory is integrated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, and computer peripherals. Our Flash memory solutions are incorporated in products from original equipment manufacturers, or OEMs, in each of these markets, including all of the top ten mobile phone OEMs, all of the top ten consumer electronics OEMs and all of the top ten automotive electronics OEMs.

We are headquartered in Sunnyvale, California. We operate three Flash memory wafer fabrication facilities, or fabs, four assembly, test mark and pack sites and a development fab, known as our Submicron Development Center, or SDC. For financial information about geographic areas and for information with respect to our sales, refer to the information set forth in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 44, below.

We were originally organized as a Flash memory manufacturing venture of Advanced Micro Devices, Inc. (AMD) and Fujitsu Limited (Fujitsu) in 1993 named Fujitsu AMD Semiconductor Limited, or FASL. The primary function of FASL was to manufacture and sell Flash memory wafers to AMD and Fujitsu, who in turn converted the Flash memory wafers into finished Flash memory products and sold them to their customers. AMD and Fujitsu were also responsible for all research and development and marketing activities and provided FASL with various support and administrative services.

By 2003, AMD and Fujitsu desired to expand the operations of FASL to: achieve economies of scale; add additional Flash memory wafer fabrication capacity; include assembly, test, mark and pack operations; include research and development capabilities and include various marketing and administrative functions. To accomplish these goals, in 2003, AMD and Fujitsu reorganized our business as a Flash memory company called FASL LLC, later renamed Spansion LLC, by integrating the manufacturing venture with other Flash memory assets of AMD and Fujitsu. Since this reorganization, until the beginning of the second quarter of fiscal 2006, we manufactured and sold finished Flash memory devices to customers worldwide through our two sole distributors, AMD and Fujitsu. Since the beginning of the second quarter of fiscal 2006, we have sold our products directly to our customers, including customers not served solely by Fujitsu. Fujitsu is currently our sole distributor in Japan and also as a nonexclusive distributor throughout the rest of the world, other than Europe and the Americas with limited exceptions. We were reorganized from Spansion LLC into Spansion Inc., a Delaware corporation, in connection with our initial public offering in December 2005.

Our mailing address and executive offices are located at 915 DeGuigne Drive, Sunnyvale, California 94088, and our telephone number is (408) 962-2500. References in this report to “Spansion,” “we,” “us,” “our,” or the “Company” shall mean Spansion Inc. and our consolidated subsidiaries, unless the context indicates otherwise.

We post on the Investor Relations page of our Web site, www.spansion.com, a link to our filings with the SEC, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other Senior Finance Executives, our Code of Business Conduct, which applies to all directors and all our employees, and the charters of our Audit, Compensation, Finance, Nominating and Corporate Governance and Strategy committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. You can also obtain copies of these documents by writing to us at: Corporate Secretary, Spansion Inc., 915 DeGuigne Drive, Sunnyvale, California 94088, or emailing us at: Corporate.Secretary@spansion.com. These documents and filings are provided free of charge.

For a discussion of the risk factors related to our business operations, please see the sections entitled, “Cautionary Statement Regarding Forward-Looking Statements,” above, and the “Risk Factors” set forth under Item 1A below.

For fiscal 2007, our net sales were approximately $2.5 billion and our net loss was approximately $263.5 million, reflecting a decline in net sales of approximately three percent and an increase in net loss by approximately 78 percent over fiscal 2006 net sales of approximately $2.6 billion and net loss of approximately $148 million.

According to market research firm iSuppli, in the first nine months of 2007, we were responsible for approximately 32 percent of all NOR Flash memory net sales, making us the largest supplier of NOR Flash memory in the world. We were also one of the largest suppliers for the overall Flash memory market, with a 12 percent market share, based on end sales of our products. In 2006, based on iSuppli data, we were the largest supplier of NOR Flash memory, responsible for approximately 31 percent of all NOR Flash memory sales, and we were one of the largest suppliers for the overall Flash memory market, with a 12 percent market share, based on end sales of our products.

Our Industry

Consumers are increasingly demanding access to digital content through sophisticated communications equipment, consumer electronic products and automotive electronics. People now expect to instantly access, store and interact with multimedia content, including photos, music, video and text files using such products as mobile phones, digital cameras, DVD players, digital HDTVs, set top boxes, or STBs, MP3 players, video players and automotive electronics such as navigation systems. The primary semiconductor component used to store and access this kind of digital content is Flash memory, and as a result, Flash memory has become one of the most critical components of electronic products. Most electronic products use Flash memory to store important program instructions, known as code, as well as multimedia or other digital content, known as data. Code storage allows the basic operating instructions, operating system software or program code to be retained, which allows an electronic product to function, while data storage allows digital content, such as multimedia files, to be retained. There are two major architectures of Flash memory in the market today: NOR Flash memory, which is used for code and data storage in mobile phones and primarily for code storage in consumer and industrial electronics, and NAND Flash memory, which is primarily used for data storage in removable memory applications, such as Flash memory cards and USB drives, and is increasingly being used in high-end mobile phones and embedded applications such as MP3 players.

The Flash memory market can be divided into two major categories based on application: the integrated category, which includes wireless and embedded applications, and the removable storage category. Within the integrated category, portable, battery-powered communications applications are referred to as “wireless” and all other applications, such as consumer, industrial, telecommunications and automotive electronics, are referred to as “embedded.” Within the removable storage category, applications include Flash memory cards and USB drives. Based on iSuppli data, the wireless portion of the integrated category, which primarily consists of mobile phones, represented the largest market for NOR Flash memory in fiscal 2007. We focus primarily on the integrated category of the Flash memory market, including wireless and embedded applications. Global demand for NAND Flash memory is growing much faster than that of NOR Flash memory largely on the strength of growth in multimedia consumer applications such as MP3 audio players and video players together with removable storage in applications such as Flash memory cards for digital photography, USB storage for general purpose use and an emerging trend for solid state drive solutions to replace hard drives in portable computer applications.

Products

Our current product portfolio is predominately based on NOR architecture, and ranges from 1 megabit to 2 gigabits with a breadth of interfaces and features. While historically our products have been based on floating gate technology, the majority of our new product designs use MirrorBit technology. Our products have traditionally been designed to support code, or combined code and data storage applications, and serve the wireless and/or embedded applications in the integrated category of the Flash memory market.

Mobile phone applications represent a majority of our sales in fiscal 2007 and fiscal 2006 and are largely based on multi-chip package, or MCP, solutions that include Flash memory together with volatile memory such as dynamic random access memory, or DRAM. Embedded applications represent most of the balance of our sales in fiscal 2007 and fiscal 2006. While historically net sales to wireless applications far exceeded net sales to embedded applications, during fiscal 2007 we began to see a shift toward a balance between these two applications. Sales of MirrorBit technology-based products increased from approximately 50 percent of our total net sales in fiscal 2006 to approximately 71 percent in fiscal 2007. The remainder of our sales has been based on floating gate technology.

Technology

Flash memory technology refers to the structure of an individual memory cell or transistor. Our products are based on two technologies, single-bit-per-cell floating gate technology and two- or more-bit-per-cell MirrorBit technology. In the first quarter of fiscal 2007, we began commercial shipments of products based on our MirrorBit Quad technology, the industry’s first four-bit-per-cell technology. Our products that are designed primarily for code storage and execution applications are based on NOR Flash memory architecture and utilize either traditional floating gate technology or our MirrorBit technology. Our products that are designed for content delivery or data storage applications and utilize our MirrorBit ORNAND and MirrorBit Quad architectures.

Floating Gate Technology. Floating gate is the conventional memory cell technology that is utilized by most Flash memory companies today for both NOR and NAND products. A memory cell comprises a transistor having a source, a drain and a control gate to regulate the current flow between the source and the drain, thereby defining whether the memory cell stores a “0” bit or a “1” bit by storing charge in the cell storage medium. Floating gate is a memory cell technology in which the “floating gate” is a conductive storage medium between the control gate and the source and drain. It is referred to as a floating gate as it is electrically isolated or “floating” from the rest of the cell to ensure that stored charge does not leak away resulting in memory loss. We have created innovations in floating gate technology that have become industry standards, such as negative gate erase, single power supply and embedded programming algorithms, and we continue to hold a leading position in the Flash memory market with our products based on floating gate technology. Our products using floating gate technology are typically used for code storage in applications requiring very high read speeds or the ability to operate at extreme temperatures in harsh environments such as those found in automotive applications. The majority of low density applications also use products based on floating gate technology.

MirrorBit Technology. To achieve storage density of two bits per cell, and most recently four bits per cell, we developed MirrorBit technology. MirrorBit technology stores two distinct charges in a single memory cell, with each charge equivalent to one bit of data thereby at least doubling the density, or storage capacity, of each memory cell and enabling higher density, lower cost products. This is made possible because MirrorBit technology stores charge in a nonconductive storage medium, silicon nitride, which eliminates the need for a floating gate, as opposed to the conductive storage medium used by floating gate technology. While electrons stored in a particular location of a MirrorBit nitride cell stay in place, those stored in a floating gate diffuse, preventing the storage of more than one charge in a floating gate cell.

MirrorBit technology is the foundation for expanding our product roadmap with enhanced capabilities. For example, in the first quarter of fiscal 2007 we began selling products for content delivery applications using MirrorBit Quad technology, a technology with the ability to store four bits per cell. MirrorBit Quad, as with our two-bit-per-cell MirrorBit technology, stores charges in two distinct locations in a non-conducting nitride storage medium but the quantity of each charge is variable to produce the equivalent of two bits of data in each location for a total of four bits per cell. Furthermore, MirrorBit technology has the ability to efficiently integrate logic functions on the same device within high-density arrays of Flash memory which will enable us to create new types of Flash memory products not available on the market today, such as our planned HD-SIM product that is designed to integrate high performance processors and significant security capabilities. Also, we have leveraged our MirrorBit technology to expand our Flash memory offering into new areas such as serial interface Flash memory known as Serial Peripheral Interface. We believe that these Flash memory innovations made possible by MirrorBit technology will enable us to expand our opportunity in the Flash memory market.

Process Technology

Process technology refers to the particular method used to manufacture semiconductor integrated circuits. Like most semiconductor companies, we direct significant efforts toward invention and development of manufacturing processes technologies that achieve one or more of the following objectives: reduction of our manufacturing costs, improvement of our device performance, and addition of product features and capabilities. We achieve these goals primarily through a combination of optimizing the number of process steps required to produce a product, and by reducing the scale or size of key structures in our integrated circuits such as the cells or transistors used to store charge and the surrounding circuits that manage and interface to these cells. We develop each process technology using particular design rules and refer to this as the process or technology node using nanometers as a measurement of length of certain critical structures in the process. By shrinking the transistors, we enable more transistors in the same area, which allows us to manufacture more bits per wafer at each successive process node, decreasing material cost per bit and increasing yield for a given density.

During fiscal 2007, we offered products manufactured on technology nodes from 320-nanometer to 90-nanometer, utilizing MirrorBit and floating gate cell technology. We continue to manufacture products based on floating gate technology at process nodes from 320-nanometer to 110-nanometer. However, the majority of our wafer production is now focused on MirrorBit technology. The majority of our production during fiscal 2007 was the manufacture of MirrorBit products using 110- and 90-nanometer process technology for both MirrorBit NOR and MirrorBit ORNAND products. We sampled MirrorBit ORNAND products using our 65-nanometer process technology in 2007 and also sampled 65-nanometer MirrorBit Quad products in January 2008. Our 300-millimeter wafer fabrication facility in Aizu-Wakamatsu, Japan, SP1, is now manufacturing 65-nanometer MirrorBit ORNAND products which we expect to sell to customers upon qualification. We plan to sample MirrorBit products manufactured with 45-nanometer process technology by the end of fiscal 2008. We believe that as we continue to reduce the size of our process nodes, from 90-nanometer to 65-nanometer to 45-nanometer and beyond, our transition to more advanced process nodes will provide us and our customers cost and performance benefits.

Architecture

Flash memory architecture may be defined as the connection of cells in a memory array with circuits that give access to and manage these cells for read, write and erase operations. Traditionally, customers requiring fast read performance and superior reliability have chosen a NOR architecture for program code storage as well as for combined code and data storage purposes. Flash memory customers requiring higher densities, faster write speeds and lower costs mostly for removable data storage applications have typically chosen a NAND architecture. Our products have historically implemented a NOR architecture and therefore have fast random and sequential read, fast random write and high reliability. To address applications in the integrated category of the market that use products with a NAND architecture, we instead developed a new architecture called ORNAND based on our MirrorBit technology that draws from some of the best attributes of both NOR and NAND architectures. We began commercial shipments of MirrorBit ORNAND-based products to customers in the second quarter of fiscal 2006.

During fiscal 2007, we announced plans for products based on our MirrorBit Eclipse architecture, which we anticipate will provide high-performance code execution, fast write capability and a combination of two bits per cell and four bits per cell, combining attributes of MirrorBit NOR, MirrorBit ORNAND and MirrorBit Quad architectures in a single die. We expect to have products based on two bits per cell MirrorBit Eclipse architecture available mid-year fiscal 2008.

In November 2007, we announced plans for the next generation of MirrorBit ORNAND architecture, which we refer to as MirrorBit ORNAND2. The new architecture is planned to expand the current MirrorBit ORNAND product portfolio with new solutions at 45-nanometer that require 25 percent fewer mask layers than Spansion’s 65-nanometer MirrorBit ORNAND products and is expected to support faster write speed performance and lower cost. MirrorBit ORNAND2 products are expected to be available in early 2009.

Starting at the 65-nanometer process node, both new and existing architectures, such as MirrorBit Eclipse and MirrorBit ORNAND, will include a new capability we refer to as Built In Self Test, or BIST. BIST is available because a microcontroller is designed and built into our Flash memory die. Within a customers’ application, this microcontroller manages the Flash memory, replacing the previous use of fixed function circuits dedicated to this task. However, at the test stage of our manufacturing process we can utilize this same microcontroller to perform self-testing of the Flash memory die. This ability for the die to test itself enables the use of lower cost testers and also permits all die on a wafer to be tested simultaneously. The ability to test all die on a wafer simultaneously is particularly significant in combination with our 300-millimeter manufacturing capacity. When using BIST, the test time for a 300-millimeter wafer is similar to a 200-millimeter wafer when producing the same Flash memory die. However, a 300-millimeter wafer can produce more than twice the number of die, effectively doubling test throughput and cutting the test cost in half. Utilizing BIST in our manufacturing processes enables us to significantly reduce test cost and support additional cost savings over conventional test processes using more expensive testers.

Wireless Products

Our products for wireless applications, particularly for mobile phones, offer a combination of low power consumption with fast performance and competitive cost structure for a wide range of customer platforms and wireless applications with different interface requirements. Key wireless products include the following:

WS and NS Families. The WS and NS product families, with a 1.8 volt interface, are used for a broad range of mobile phones from low-end to higher-end with capabilities such as complex ring tones, enhanced color displays, higher resolution cameras and larger internal storage for multimedia content including music, videos and pictures. The WS and NS families, which include products based on floating gate and MirrorBit technology, combine a high performance burst-mode 1.8-volt interface, with Simultaneous Read/Write and Advanced Sector Protection features at 16-megabit to 512-megabit densities for code and data requirements. WS and NS products are usually combined with third-party SRAM, pSRAM or DRAM die in a single MCP to meet mobile phone memory needs.

PL and GL Families. The PL and GL product families, with a 3-volt interface, enable code and data applications in low-end and mid-range mobile phones. The PL and GL product families, which are manufactured using floating gate and MirrorBit technology, include products with a page-mode interface, simultaneous Read/Write capability and Advanced Sector Protection at 32-megabit to 256-megabit densities for wireless applications providing scalable platforms for code and data applications. PL and GL products are usually combined with third-party SRAM and pSRAM die in a single MCP to meet mobile phone memory needs.

MS Family. The MS family, which includes 512-megabit to 2-gigabit density devices with a 1.8-volt interface, enables enhanced data applications in mid-range and higher-end mobile phones. The MS family, which is manufactured using ORNAND architecture based on MirrorBit technology, has faster write speeds than current NOR products and includes an interface similar to floating gate NAND. MS products, on their own or together with code-optimized Flash memory products such as those from the WS and NS families, are usually combined with third-party low-power SDRAM die in a single MCP to meet mobile phone memory needs.

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

FL Family. The FL product family addresses the need for continued cost reduction in applications such as personal computers and personal computer peripherals, for example in hard disk drives and graphics cards and in consumer applications such as DVD players and home networking. The FL family utilizes our MirrorBit technology and a Serial Peripheral Interface with a low pin count package to provide optimal low cost solutions at densities from 4 to 128 megabits.

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

For example, our Productivity, Adaptive Communication & Entertainment, or PACE, development platform offers customers of our Flash memory products the benefit of utilizing our products on fully functional cell phone and PDA platforms running with multiple operating systems and with a variety of popular baseband and CPU chipsets. We believe this reference platform can remove significant design overhead and complexity from product development cycles. Additionally, PACE enables system tuning and optimization before final product release. PACE is used in generating benchmarks, creating reference designs, debugging software, integrating new hardware platforms and systems and prototyping next generation wireless architectures.

Together with our key partners, we created the Platform Independent Storage Module, or PISMO, memory interface standard. PISMO is used to create standard memory modules recommended for development platforms and we offer comprehensive support of our Flash memory products on PISMO modules. PISMO modules enable our partners and customers to significantly reduce system development and debugging time and the PISMO standard is supported by a large number of system and chipset companies. PISMO allows design and system validation of memory combinations before any MCP is produced, allowing system design and software development to start while the final product is being manufactured. Together with our partners, we offer a comprehensive set of personal computer and embedded development environments based on PISMO.

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

Sales and Marketing

We market and sell our products worldwide under the Spansion trademark. Since the beginning of the second quarter of fiscal 2006, we have sold our products to our customers directly or through distributors, including customers not served solely by Fujitsu. Fujitsu is currently our sole distributor in Japan and our nonexclusive distributor throughout the rest of the world, other than Europe and the Americas, with limited exceptions.

We market our products through a variety of direct and indirect channels. We focus on direct relationships with many of the top mobile phone OEMs and embedded Flash memory customers worldwide. We supplement this effort with programs designed to support design-in of our products on reference designs, which are typically used by a broad base of wireless providers when choosing Flash memory solutions. For embedded Flash memory customers, we focus our marketing efforts on providers of complementary silicon to ensure our products interoperate effectively with the most widely used components in various embedded applications.

Our marketing activities targeting customers, reference design houses and our potential partners include a combination of direct marketing activities such as trade shows, events and marketing collateral and indirect activities such as public relations and other marketing communications activities.

Customers

We serve our customers worldwide directly or through our distributors, including Fujitsu, who buy products from us and resell them to their customers, either directly or through third-party distributors. Customers for our products consist of OEMs, original design manufacturers, or ODMs, and contract manufacturers. Among those customers, Nokia Corporation accounted for approximately 10 percent of our net sales in fiscal 2007. For fiscal 2006 and fiscal 2005, AMD accounted for approximately 13 percent and 56 percent of our net sales. For fiscal 2007, fiscal 2006 and fiscal 2005, Fujitsu accounted for approximately 35 percent, 36 percent and 44 percent of our net sales. AMD’s sales force responsible for selling our products was transferred to us in the second quarter of fiscal 2005. We currently use Fujitsu as our sole distributor in Japan and with limited exceptions as a nonexclusive distributor throughout the rest of the world, other than Europe and the America.

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

Research and Development

Research and development is critical to our success and is focused on process, product and system level development. We conduct our product and system engineering activities primarily in Sunnyvale, California and in Kawasaki, Japan with additional design and development engineering teams located in the United States, Europe and Asia. Our primary development focus is on MirrorBit products for the integrated category of the Flash memory market. We conduct our process development primarily at our SDC facility located in Sunnyvale, California, our Fab 25 facility located in Austin, Texas and our facilities in Aizu-Wakamatsu, Japan. Currently, we are developing new non-volatile memory process technologies with continuing refinement of our 65-nanometer process technology and plans for development of 45-nanometer and more advanced technology. In February 2007, we stopped further development of manufacturing processes on 200-millimeter at our SDC facility with all future development at the SDC now focused on 300-millimeter wafers at 65-nanometer process technology and beyond.

We also participate in alliances or other arrangements with external partners in the area of product technology, process technology and systems solutions to reduce the cost of development for ourselves and our Flash memory customers. Furthermore, these relationships with external partners enable us to broaden our product offerings and accelerate access to new technologies.

Our research and development expenses for fiscal 2007, fiscal 2006 and fiscal 2005 were $437 million, $342 million and $293 million, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing

We own and operate seven manufacturing facilities, of which three, Fab 25, JV3 and SP1, are wafer fabrication facilities and four are assembly and test facilities. Fab 25 and JV3 are in full production with 200-millimeter wafers and we have begun production of 300-millimeter pre-qualification wafers at SP1.

We believe the use of advanced process technologies at SP1 in combination with 300-millimeter wafers and BIST will result in significant cost benefits in the future. By utilizing 65-nanometer MirrorBit process technology in early 2008 and with plans to utilize 45-nanometer MirrorBit process technology in 2009 we believe our SP1 manufacturing facility will be using one of the most advanced Flash memory process technologies in the industry. Utilizing 300-millimeter wafers enables two and a quarter times more surface area than 200-millimeter wafers and will support greater than two and a quarter times the number of similar die from 200-millimeter wafers while utilizing a similar wafer processing time. Leveraging in early 2008 BIST in our 65-nanometer technology and beyond will enable us to significantly reduce test cost versus 200-millimeter BIST on the same process node and support additional cost savings over conventional test process using more expensive testers.

In addition to our investment in 300-millimeter manufacturing capacity, we continue to optimize our 200-millimeter manufacturing. Fab 25 is focused almost exclusively on 90-nanometer MirrorBit process technology while JV3 is focused on 110-nanometer MirrorBit technology.

To augment our internal wafer fabrication capacity, we have foundry agreements with Taiwan Semiconductor Manufacturing Company Limited, Semiconductor Manufacturing International Corporation and Fujitsu Limited. We believe these arrangements provide us flexibility to focus on advanced technologies at our own facilities, while supporting customer demand for products based on trailing-edge technologies from foundry. Our foundry arrangements also support our advanced technology for peaks in customer demand and for additional capacity when our own capacity may be temporarily reduced due to process node transitions at our facilities.

In April 2007, we completed the sale of the JV1 and JV2 wafer fabrication facilities located in Aizu-Wakamatsu, Japan, and certain equipment, assets and inventory located at these facilities, to Fujitsu for approximately $150 million plus the value of the inventory at the time of closing (the JV1/JV2 Transaction). Fujitsu currently provides foundry services to us for the manufacture of products at our former JV1 and JV2 wafer fabrication facilities.

The locations of our wafer fabrication facilities, the process technologies currently employed and the approximate clean room square footage are described in the table below.

Wafer Fabrication Facilities

Name/Location	Wafer Size (diameter in millimeters)	Process Technology (in nanometers)	Approximate Clean Room Square Footage
Austin, Texas
Fab 25	200	65 to 110	120,000
Aizu-Wakamatsu, Japan
JV3	200	110 to 170	142,500
SP1	300	65	86,700

The following table describes the location and approximate clean room square footage of our assembly and test facilities.

Assembly and Test Facilities

Location	Approximate Clean Room Square Footage
Bangkok, Thailand	78,000
Kuala Lumpur, Malaysia	71,300
Penang, Malaysia	71,000
Suzhou, China	30,250

Our manufacturing processes require many raw materials, such as silicon wafers, mold compound, substrates and various chemicals and gases, and the necessary equipment for manufacturing. We obtain these materials and equipment from a large number of suppliers located throughout the world.

Environmental Matters

Many of our facilities are located on properties or in areas with a long history of industrial activity. Prior to our reorganization in 2003, environmental audits were conducted for each of our manufacturing facilities. The audits described various conditions customary of facilities in our industry and, in particular, noted historical soil and groundwater contamination at our Sunnyvale, California facility arising from the leakage of chlorinated solvent storage tanks that previously had been located on this property. This property is listed on the U.S. Environmental Protection Agency’s Superfund National Priorities List. AMD, as the former owner of the property, is investigating and remediating this contamination.

In connection with our reorganization in 2003, each of AMD and Fujitsu agreed to indemnify us against losses arising out of the presence or release, prior to June 30, 2003, of hazardous substances at or from these and other sites they each contributed to us. Conversely, our subsidiary agreed to indemnify each of AMD and Fujitsu from and against liabilities arising out of events or circumstances occurring after June 30, 2003, in connection with the operation of our business. We also share some permits and facilities with AMD and Fujitsu. For example, our Aizu-Wakamatsu manufacturing facilities are located adjacent to other manufacturing facilities of Fujitsu. AMD and Fujitsu, on the one hand, and we, on the other, agreed to indemnify the other against liability arising from permit violations attributable to our respective activities. To the extent AMD and Fujitsu cannot meet their obligations under any of their indemnity agreements, or material environmental conditions arise, we may be required to incur costs to address these matters, which could have a material adverse effect on us.

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

Competition

Our principal NOR Flash memory competitors are Intel Corporation, Samsung Electronics Co., Ltd., and STMicroelectronics. In May 2007, reflecting the trend towards consolidation in the NOR Flash memory industry, Intel Corporation, STMicroelectronics and Francisco Partners collectively announced their intention to form an independent semiconductor company, named Numonyx, which is expected to be focused on Flash memory technologies and products. Numonyx is being created from the key assets of Flash memory businesses of Intel Corporation and STMicroelectronics. Numonyx is expected to replace Intel Corporation and STMicroelectronics as principal competitors for NOR Flash memory.

We increasingly compete with NAND Flash memory manufacturers where NAND Flash memory has the ability to replace NOR Flash memory in customer applications and as we develop data storage solutions such as MirrorBit ORNAND, MirrorBit Quad and MirrorBit ORNAND2 based products for the integrated category of the Flash memory market. Our principal NAND Flash memory competitors include Samsung Electronics Co., Ltd, Toshiba Corporation, Hynix Semiconductor Inc. and STMicroelectronics. In the future, our principal NAND Flash memory competitors may include Intel Corporation, Micron Technology, Inc., IM Flash Technology LLC (the joint venture between Intel Corporation and Micron Technology, Inc.) Numonyx and SanDisk Corporation.

We believe Flash memory providers must also possess the following attributes to remain competitive:

•	strong relationships with OEMs, ODMs and contract manufacturers that are acknowledged leaders within their respective industries;

•	discipline to continually reduce costs ahead of historically declining semiconductor market prices;

•	strong market focus to identify emerging Flash memory applications;

•	leadership in research and development;

•	flexibility in manufacturing capacity and utilization so as to take advantage of industry conditions through market cycles;

•	access to the financial resources needed to maintain a highly competitive technological position;

•	the ability to establish and sustain strategic relationships and alliances with key industry participants; and

•	rapid time to market for new products, measured by the time elapsed from first conception of a new product to its commercialization.

Employees

As of December 30, 2007, we had approximately 9,300 employees. Some employees of our wholly owned Japanese subsidiary, Spansion Japan, are represented by a company union.

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

Intellectual Property and Licensing

Our success depends in part on our proprietary technology. While we attempt to protect our proprietary technology through patents, copyrights and trade secrets, we believe that our success will depend more upon technological expertise, continued development of new products, and successful cost reductions achievable by improving process technologies. In addition, we have access to intellectual property through certain cross-license arrangements with AMD and Fujitsu. There can be no assurance that we will be able to protect our technology or that competitors will not be able to develop similar technology independently. We currently have a number of United States and foreign patents and patent applications. There can be no assurance that the claims allowed on any patents we hold will be sufficiently broad to protect our technology, or that any patents will issue from any application pending or filed by us. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to us.

Rights to Intellectual Property

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

Under each agreement, in cases where there is a change of control of us or the other party (AMD or Fujitsu, or each of their semiconductor groups, as applicable), the other party shall have the right to terminate the agreement (or to invoke the provisions described in this paragraph if the agreement had been previously terminated) by giving 30 days written notice within 90 days after receiving notice of the change of control. If so terminated, the rights, licenses and immunities granted under the agreement will continue solely with respect to those licensed patents that are entitled to an effective filing date that is on or before, and are licensed as of, the date of such change of control, and will continue until the expiration of the last to expire of such licensed patents. Moreover, with respect to circuit patents, which are patents (other than process patents) covering elements relating to electrical signals to achieve a particular function, the rights, licenses and immunities granted to the party undergoing the change of control are limited solely to:

i.	each existing and pending product of such party as of the date of change of control;

ii.	each existing and pending product of the acquiring third party of such party as of the date of change of control that would have been in direct competition with products described in (i) above; and

iii.	successor products of products described in (i) and (ii) above provided such successor product is based substantially on the same technology.

We will continue to make royalty payments associated with licenses that survive the termination of the cross-license agreement. In fiscal 2007, fiscal 2006 and fiscal 2005, we incurred royalty expenses of approximately $3 million, $6 million and $14 million to each of AMD and Fujitsu under their respective patent cross-license agreements. The royalty rate we pay to each of AMD and Fujitsu under our patent cross-license agreements with them was reduced from one percent of net sales of our products to 0.5 percent on October 1, 2005, and was further reduced to 0.3 percent on December 21, 2005. Following the conversion of our Class D common stock into Class A common stock, the royalty rate was further reduced to 0.15 percent and terminates in November 2008.

As a subsidiary of AMD up until our initial public offering, we were the beneficiary of AMD’s intellectual property arrangements with third parties, including patent cross-license agreements with other major semiconductor companies such as Intel, Motorola and IBM, and licenses from third parties for technology incorporated in our products and software used to operate our business. Since the completion of our initial public offering in December 2005, we are no longer a beneficiary under a number of these agreements. Furthermore, upon the conversion of the outstanding shares of Class D common stock into shares of Class A common stock, we lost all rights as a beneficiary under most of these license agreements. As a result, we may be subject to claims that we are infringing intellectual property rights of third parties through the manufacture and sale of our products and the operation of our business. Therefore, absent negotiating our own license agreements with the third parties who own such intellectual property, we will be vulnerable to claims by such parties that our products or operations infringe such parties’ patents or other intellectual property rights.

Under our Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement with AMD and Fujitsu that we executed in December 2005, AMD agreed to enforce its applicable patents to minimize, to the extent reasonably possible, any of our losses incurred as a result of the infringement of third-party patents, provided that the details of the manner in which AMD enforces its patents, including which of its patents AMD enforces, is left to AMD’s reasonable discretion. However, as a result of the conversion of the Class D common stock, AMD is no longer obligated to provide us this benefit. We will continue to attempt to negotiate our own agreements and arrangements with third parties for intellectual property and technology that is important to our business, including the intellectual property that we previously had access to through our relationship with AMD. We will also attempt to acquire new patents as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating. If the third-party benefits from an existing patent cross-license agreement with AMD, in many cases it will retain the rights that it has under that agreement even after we cease to be an AMD subsidiary, including rights to utilize the patents that AMD and Fujitsu transferred to us in connection with our reorganization as Spansion LLC in June 2003 and in connection with our initial public offering. In many cases, any such third party will also retain such rights to utilize any patents that have been issued to us or acquired by us subsequent to our reorganization and prior to our no longer being a subsidiary of AMD. Our negotiating position will therefore be impaired, because the other party will already be entitled to utilize a large number, or even all, of our patents, while we will no longer have the right to utilize that party’s patents. As a result, we may be unable to obtain access to the other party’s patent portfolio on favorable terms or at all. Similarly, with respect to licenses from third parties for technology incorporated in our products or software used to operate our business, we may not be able to negotiate prices with these third parties on terms as favorable to us as those available when we were a subsidiary of AMD because we are not able to take advantage of AMD’s size and purchasing power. These parties, and other third parties with whom AMD had no prior intellectual property arrangement, may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted. Such litigation could be extremely expensive and time-consuming. We cannot assure you that such litigation would be avoided or successfully concluded. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of our products, would have a material adverse effect on us.

Patents and Patent Applications

As of December 31, 2007, we had 1,273 U.S. patents and 609 foreign patents as well as 615 patent applications pending in the United States. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. In addition, under our cross-license agreement with AMD, AMD granted us the right to use a substantial number of patents that AMD owns. Similarly, under our cross-license agreement with Fujitsu, Fujitsu also granted us the right to use a substantial number of patents that Fujitsu owns.

Pending Acquisition of Saifun Semiconductors Ltd.

On October 8, 2007, we and Saifun Semiconductors Ltd. (Saifun) entered into an Agreement and Plan of Merger and Reorganization, dated as of October 7, 2007. Upon consummation of the acquisition of Saifun, we plan to license certain of our and Saifun’s intellectual property to semiconductor companies operating directly in the non-volatile memory market or integrating non-volatile memory technology into products whose primary application is outside the non-volatile memory market, and provide design and product development services to such licensees.

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

Sales of our Flash memory products are dependent to a large degree upon consumer demand for mobile phones. In fiscal 2006 and fiscal 2007, wireless customers, who primarily consist of mobile phone OEMs represented the largest market for NOR Flash memory. The market research firm iSuppli projects that wireless handset NOR Flash memory will represent approximately 61 percent of all NOR Flash memory sales in 2008, excluding commercial die such as the DRAM that is bundled in our multi-chip packages, or MCPs. In fiscal 2007, fiscal 2006 and fiscal 2005, sales to wireless Flash memory customers drove a majority of our sales.

Similarly, sales of our products targeting embedded Flash memory customers are dependent upon demand for consumer electronics such as set top boxes, or STBs, and DVD players, automotive electronics, industrial electronics such as networking equipment, personal computers and personal computer peripheral equipment such as printers. Sales of our products are also dependent upon the inclusion of increasing amounts of Flash memory content in some of these products. In fiscal 2007 and fiscal 2006, sales to embedded Flash memory customers drove a significant portion of our sales.

If demand for mobile phones or products in the embedded portion of the integrated category of the Flash memory market, or the Flash memory content of these products, is below our or analysts’ expectations, if the functionality of successive generations of such products does not require increasing Flash memory density or if such products no longer require Flash memory due to alternative technologies or otherwise, our operating results would be materially adversely affected.

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

Moreover, during downturns, periods of extremely intense competition, or the presence of oversupply in the industry, average selling prices for our products have declined at a high rate over relatively short time periods as compared to historical rates of decline. For example, during the second quarter of fiscal 2007, our average selling prices decreased by approximately 11 percent compared with the first quarter of fiscal 2007 due to unanticipated intense competitive pricing environments in the Flash memory market that were greater than expected. We are unable to predict average selling prices for any future periods and may experience unanticipated, sharp declines in average selling prices for our products. When such steep pricing declines occur, we may not be able to mitigate the effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially adversely affected.

We have lost rights to key intellectual property arrangements because we are no longer a beneficiary of AMD’s patent cross-license agreements and other licenses, which creates a greatly increased risk of patent or other intellectual property infringement claims against us.

As a subsidiary of Advanced Micro Devices, Inc (AMD) until our initial public offering in December 2005, we were the beneficiary of AMD’s intellectual property arrangements with third parties, including patent cross-license agreements with other major semiconductor companies such as Intel, Motorola and IBM, and licenses from third parties for technology incorporated in our products and software used to operate our business. As a result of the conversion of the outstanding shares of Class D common stock into shares of Class A common stock in November 2006, we ceased to be a beneficiary under most of the remainder of these license agreements. As a result, we may be subject to claims that we are infringing intellectual property rights of third parties through the manufacture and sale of our products and the operation of our business. Therefore, absent negotiating our own license agreements with the third parties who own such intellectual property, we will be vulnerable to claims by such parties that our products or operations infringe such parties’ patents or other intellectual property rights.

We will continue to attempt to negotiate our own agreements and arrangements with third parties for intellectual property and technology that are important to our business, including the intellectual property that we previously had access to through our relationship with AMD. We will also continue to attempt to acquire new patents as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating. If such third-party benefits from an existing patent cross-license agreement with AMD or Fujitsu

Limited (Fujitsu), in many cases such third party will retain the rights that it has under that agreement, including rights to utilize the patents that AMD and Fujitsu transferred to us in connection with our reorganization as Spansion LLC in June 2003. In many cases, third parties also retain such rights to utilize any patents that have been issued to us or acquired by us between the dates of our reorganization in 2003 and our initial public offering in 2005 or, in some cases, between the dates of our reorganization in 2003 and the conversion of the Class D common stock in 2006. Our negotiating position will therefore be impaired, because the other party will already be entitled to utilize a large number of our patents, while we will no longer have the right to utilize that party’s patents. As a result, we may be unable to obtain access to the other party’s patent portfolio on favorable terms or at all. Similarly, with respect to licenses from third parties for technology incorporated in our products or software used to operate our business, we may not be able to negotiate prices with these third parties on terms as favorable to us as those previously available to us because we are not able to take advantage of AMD’s size and purchasing power. These parties, and other third parties with whom AMD had no prior intellectual property arrangement, may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted. Such litigation could be extremely expensive and time consuming. We cannot assure you that such litigation would be avoided or successfully concluded. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of our products, would have a material adverse effect on us.

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

For example, during the first quarter of fiscal 2007, our business was adversely affected by a seasonal drop in unit shipments, and during the first nine months of fiscal 2007, our business was adversely affected by a greater than average decline in average selling prices as a result of intense competitive pressures. Our historical financial information does not necessarily indicate what our results of operations, financial condition or cash flows will be in the future. If our net sales decline in the future, or if these or other similar conditions continue or occur again in the future, our business would likely be materially adversely affected.

If our expense reduction efforts are not effective, our business could be materially adversely affected.

We incurred net losses in each of fiscal 2007, 2006 and 2005 of approximately $263.5 million, $147.8 million and $304.1 million. As a result, we continue to undertake actions in an effort to significantly reduce our expenses. These actions include the sale of non-performing assets, the consolidation of certain functional operations and other activities related to reducing expenses. We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, our operating results may be materially adversely affected.

Although we expect that the Saifun acquisition will result in benefits to us, those benefits may not occur because of integration and other challenges.

Achieving the expected benefits of the Saifun acquisition will depend on the timely and efficient integration of our and Saifun’s technology, operations, business culture and personnel. This will be particularly challenging due to the fact that Saifun was headquartered in Israel and we are headquartered in California. The integration may not be completed as quickly as expected, and if we fail to effectively integrate the companies or the integration takes longer than expected, we may not achieve the expected benefits of the acquisition. The challenges involved in this integration include, among others:

•	retaining the licensees and customers of both companies, including licensees and customers of Saifun who may compete with us;

•	retaining the main sources of supply of both companies;

•	incorporating Saifun’s technology into our current and future technology and product lines;

•	integrating Saifun’s sales force into our worldwide sales network;

•	demonstrating to Saifun’s licensees and customers that the acquisition will not result in adverse changes in pricing, customer service standards or support;

•	coordinating research and development activities to enhance introduction of new products and technologies;

•	integrating Saifun’s internal control over financial reporting with our internal control over financial reporting;

•	migrating Saifun to our information systems;

•	integrating Saifun’s engineering operations with ours;

•	persuading the employees of both companies that the companies’ business cultures are compatible;

•	maintaining employee morale and retaining key employees;

•	ensuring there are no delays in releasing new products and technologies to market; and

•	coordinating geographically separate organizations.

This integration effort is international in scope, complex, time consuming and expensive, and may disrupt the respective businesses or result in the loss of licensees, customers or key employees or the diversion of the attention of management. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. There can be no assurance that we will successfully integrate Saifun into our business or that we will realize the anticipated benefits of the acquisition. If we do not realize the anticipated benefits of the acquisition, or if charges and other accounting changes resulting from the acquisition adversely affect our earnings, the acquisition could result in a reduction of our per-share earnings as compared to the per-share earnings that would have been achieved by us if the acquisition had not occurred. Also, if Saifun shareholders promptly sell the Spansion Class A common stock received in the transaction, such sales could cause a decline in the market price of our common stock.

If we complete the acquisition of Saifun, political, economic and military conditions in Israel may adversely affect our business.

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

The proposed acquisition of Saifun may result in a loss of licensees or customers.

We and Saifun operate in a highly competitive industry, and the combined company’s future performance will be affected by its ability to retain each company’s existing licensees and customers. Some of Saifun’s licensees and customers are our competitors or work with our competitors and may reduce or terminate their business relationships with Saifun in anticipation of the acquisition or with the combined company as a result of our acquisition of Saifun.

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

In addition, we cannot assure you that Saifun’s patents, including those covering NROM technology, would not be challenged, invalidated or circumvented, or that rights granted under these patents will provide a competitive advantage to us. If Saifun’s patents are ultimately challenged, invalidated or circumvented, we may be materially adversely affected.

Our business may be adversely affected if our acquisition of Saifun is delayed or not completed.

Our acquisition of Saifun is subject to several customary conditions, including obtaining clearance from governmental entities. If our acquisition of Saifun is delayed or not consummated, we could be subject to a number of risks that may adversely affect our business, including:

•	the adverse consequences resulting from our management’s attention having been diverted from our day-to-day business over an extended period of time;

•	the disruption to our relationships with customers, suppliers and partners as a result of our and their efforts relating to the acquisition;

•	any consequent potential loss of business to our competitors;

•	the significant costs and expenses that we may have incurred relating to the acquisition; and

•	our inability to realize the benefits we expect by acquiring Saifun.

We cannot assure you that we will successfully complete our acquisition of Saifun, and any inability to successfully complete, or a delay in completing, the Saifun acquisition could have a material adverse effect on us.

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

During 2004, industry sales of NAND-based Flash memory products grew at a higher rate than sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. This trend continued in 2005 and 2006 when sales of NAND-based Flash memory products represented a majority of the Flash memory products sold in the Flash memory market. In 2007, according to iSuppli, total sales for the Flash memory market reached approximately $21.8 billion, of which approximately 35 percent was classified as sales of NOR-based Flash memory products and approximately 65 percent was classified as sales of NAND-based Flash memory products. iSuppli estimates that sales of NAND-based Flash memory products grew by approximately 15 percent from 2005 to 2006 and will grow at a 18 percent compound annual growth rate from 2006 to 2011, while sales of NOR-based Flash memory products grew by approximately six percent from 2005 to 2006 and will decline by approximately three percent compound annual growth rate from 2006 to 2011. We expect the Flash memory market trend of decreasing market share for NOR-based Flash memory products relative to NAND-based Flash memory products to continue in the foreseeable future.

Moreover, the removable storage category of the Flash memory market, which is predominantly served by floating gate NAND vendors, is expected to constitute a significant portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose higher density floating gate NAND-based Flash memory products over MirrorBit NOR-, ORNAND-, Quad- or Eclipse-based Flash memory products for their applications. If this occurs and OEMs continue to prefer the attributes and characteristics of floating gate NAND-based products over those of MirrorBit NOR-, ORNAND-, Quad- or Eclipse-based products for their applications, we may be materially and adversely affected. Moreover, some of our competitors are able to manufacture floating gate NAND-based Flash memory products on 300-millimeter wafers produced in much larger capacity fabs than our SP1 fab or may choose to utilize more advanced manufacturing process technologies than we use today to offer products competitive to ours at a lower cost. If floating gate NAND vendors continue to increase their share of the Flash memory market, our market share may decrease, which would materially adversely affect us.

In addition, even if products based on NAND architecture are unsuccessful in displacing products based on NOR architecture, the average selling prices for our products may be adversely affected by a significant decline in the price for NAND-based products. Such a decline may result in downward price pressure in the overall Flash memory market affecting the price we can obtain for our NOR-based products, which would adversely affect us. We believe such downward pricing pressure was a factor in the steep declines in average selling prices in the first half of 2007. If the prices for NAND products do not improve, or continue to decline, we may be materially adversely affected.

We have a substantial amount of, and continue to incur, indebtedness which could adversely affect our financial position.

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. Our indebtedness has increased over time and may increase in the future. At the time of our initial public offering in December 2005, our aggregate principal amount of outstanding debt was approximately $760.0 million. As of December 30, 2007, we had an aggregate principal amount of approximately $1.4 billion in outstanding debt. In order to advance our business with new technologies, like other semiconductor manufacturers, we are required to make sizable capital investment in facilities and equipment. If cash flow from operations is not sufficient to meet capital requirements, we may need to incur additional indebtedness.

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

Financial market conditions may impede access to or increase the cost of financing operations and investments.

The recent changes in U.S. and global financial and equity markets, including market disruptions and tightening of the credit markets, may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing or make it more difficult for us to obtain financing, which would materially adversely affect us.

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

As of December 30, 2007, we were in compliance with the financial covenants under our debt instruments. However, we cannot assure you that in the future we will be able to satisfy the covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. If we fail to comply with such covenants, we cannot assure you that we will be able to obtain waivers for any future failures to comply with our financial covenants, or amendments which will prevent a failure to comply in the future. A breach of any of the covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect us.

If we cannot generate sufficient operating cash flows and obtain external financing, we may be unable to make all of our planned capital expenditures.

Our ability to fund anticipated capital expenditures depends on generating sufficient cash flows from operations and the continued availability of external financing. We expect our total capital expenditures for fiscal 2008 to be approximately $535.0 million. Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flows and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for our products, product mix, changes in industry conditions and market competition.

We may assess markets for external financing opportunities, including debt and equity. Such financing may not be available when needed or, if available, may not be available on satisfactory terms. Moreover, the funds availability under our existing $175.0 million senior secured revolving credit facility may be adversely affected by our financial condition, results of operations and incurrence or maintenance of additional debt, such as our 11.25% Senior Notes due 2016 and our 2.25% Exchangeable Senior Secured Debentures. Also, funds availability under the Spansion Japan 2007 Credit Facility are based on capital deliveries, which may not be made in a timely manner, to SP1, our Flash memory manufacturing facility in Aizu-Wakamatsu, Japan. Finally, any equity financing may not be desirable because of resulting dilution to our stockholders. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we cannot generate sufficient operating cash flows or obtain external financing, we may be delayed in achieving, or may not achieve, needed manufacturing capacity, and we could be materially adversely affected.

If we are unable to timely and efficiently expand our manufacturing capacity to implement 300-millimeter wafer capacity at SP1, and achieve a competitive wafer cost for SP1 output, our business and financial results could be materially adversely affected.

We have expanded our manufacturing capacity to produce 300-millimeter wafers at SP1. In fiscal 2006, we commenced a plan to spend approximately $1.2 billion over three years to construct and equip SP1 for production of 65-nanometer process technology on 300-millimeter wafers, and we expect to sample 45-nanometer process technology on 300-millimeter wafer capacity in late 2008. In order for SP1 to produce wafers at a competitive cost, we must achieve suitable economies of scale which we anticipate will require additional capital expenditures at SP1 to reach our planned manufacturing capacity. Financing may not be available when needed or, if available, may not be available on satisfactory terms. If we do not achieve our desired capacity at the anticipated cost, or if we cannot obtain suitable financing, we could be materially adversely affected.

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

We serve our customers worldwide directly through our sales force and indirectly through our distributors, who purchase products from us and sell them to customers, either directly or through their distributors. Our customers consist of OEMs, ODMs and contract manufacturers. In fiscal 2007, fiscal 2006 and fiscal 2005, the five largest of these customers accounted for a significant portion of end sales of our products. If one of these customers stopped purchasing our Flash memory products, or if one of these customers were to materially reduce its demand for our products, we could be materially adversely affected. For example, in the fourth quarter of fiscal 2006 we were materially adversely affected by the reduced customer demand for some of our custom high density NOR-based Flash memory solutions.

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

Our success depends to a significant extent on the development, qualification, production, introduction and acceptance of new product designs and improvements that provide value to Flash memory customers. We must also be able to accomplish this process at a faster pace than we currently do. For example, we introduced products on 90-nanometer process technology in fiscal 2006, plan production on 65-nanometer process technology in the first quarter of fiscal 2008, and plan to introduce products on 45-nanometer process technology in late fiscal 2008. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we could be materially adversely affected. For example, during the first quarter of fiscal 2005, we experienced a delay in qualifying and introducing a new Flash memory product based on our MirrorBit technology for wireless Flash memory customers. The delay, which was due to our having to re-design the product in order to achieve higher performance specifications under all temperature conditions, contributed to lower than anticipated net sales during first six months of fiscal 2005 and caused us to lose market share.

Competitors may introduce new memory or other technologies that may make our Flash memory products uncompetitive or obsolete.

Our competitors are working on a number of new technologies, including FRAM, MRAM, polymer, charge trapping and phase-change based memory technologies. Some of our competitors have announced plans to bring to market products based on phase-change based memory technology in 2008. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate Flash memory, these other products could pose a competitive threat to a number of Flash memory companies, including us. In addition, some of Saifun’s licensees and customers are our competitors or work with our competitors and have licensed Flash memory intellectual property associated with NROM technology from Saifun. Use of this NROM intellectual property or use of independently developed charge trapping Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory technology that may compete with our proprietary MirrorBit technology.

If we fail to successfully develop products based on our new MirrorBit ORNAND, MirrorBit Eclipse, MirrorBit Quad or MirrorBit ORNAND2 architectures, or if there is a lack of market acceptance of these products, our future operating results would be materially adversely affected.

We are positioning ourselves to address the increasing demand for data optimized Flash memory by offering higher density, lower cost and more versatile products based on our new MirrorBit ORNAND, MirrorBit Quad, MirrorBit Eclipse and MirrorBit ORNAND2 architectures. The success of these architectures requires that we timely and cost effectively develop, manufacture and market products based on these architectures that are competitive with floating gate NAND-based Flash memory solutions. We began commercial shipments of MirrorBit ORNAND-based products in the second quarter of fiscal 2006 and began commercial shipments of MirrorBit Quad-based products in the first quarter of fiscal 2007. However, if we fail to develop and commercialize these products and additional products based on these architectures on a timely basis, our future operating results would be materially adversely affected. Furthermore, if market acceptance of products based on our MirrorBit architectures occurs at a slower rate than we anticipate, our ability to compete will be reduced, and we would be materially adversely affected. If we do not achieve market acceptance of these architectures or subsequent MirrorBit products, our future operating results would be materially adversely affected.

Manufacturing capacity constraints may adversely affect us.

There may be situations in which our manufacturing capacity is inadequate to meet the demand for some of our products. We continue to depend on foundry, subcontractor and similar arrangements with third parties to meet demand. Our arrangements with third-party suppliers do not necessarily include capacity guarantees. If a third-party manufacturer on which we rely does not have the capacity to deliver an adequate amount of product to meet actual demand, we may not be able to obtain the manufacturing capacity, either in our own facilities or through other third-party arrangements, to meet such demand. During fiscal 2006, demand for certain of our products exceeded the available supply. As a result, we were unable to meet the demand of some of our customers for these products. This adversely impacted our relationships with these customers, and comparable situations in the future could cause harm to our reputation in the marketplace, cause these customers to move future business to our competitors or cause us to make financial concessions to our customers. Any of these occurrences could have a material adverse effect on us. Also, in the third and fourth quarters of fiscal 2005 and fiscal 2006, we experienced capacity constraints for final test and assembly of some of our products. While we have worked internally and with subcontractors to increase capacity to meet anticipated demand, we cannot assure you that we will not experience similar constraints in the future. These capacity constraints limit our ability to respond to rapid and short-term surges or changes in demand for our products. If we are unable to obtain sufficient manufacturing capacity to meet anticipated demand, either in our own facilities or through foundry, subcontractor or similar arrangements with third parties, or if we are unable to obtain foundry services at competitive rates, our business may be materially adversely affected.

Our increased reliance on third-party manufacturers entails risks that could materially adversely affect us.

We currently obtain foundry services from other companies, including Taiwan Semiconductor Manufacturing Company Limited and Fujitsu (as a result of the sale of our JV1/JV2 manufacturing facilities in April 2007). In addition, we recently entered into an agreement with Semiconductor Manufacturing International Corporation under which we may obtain foundry services in the future. We also use independent contractors to perform some of the assembly, testing and packaging of our products. Third-party manufacturers are often under no obligation to provide us with any specified minimum quantity of product. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements.

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

Our principal NOR Flash memory competitors are Intel Corporation, Samsung Electronics Co., Ltd. and STMicroelectronics. In the future, our principal NOR Flash memory competitors may also include Numonyx, the announced joint venture between Intel, STMicroelectronics and Francisco Partners. Additional significant NOR Flash memory competitors include Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation and Sharp Electronics Corp.

We increasingly compete with NAND Flash memory manufacturers where NAND Flash memory has the ability to replace NOR Flash memory in customer applications and as we develop data storage solutions based on our MirrorBit ORNAND, MirrorBit Quad, MirrorBit Eclipse and MirrorBit ORNAND2 architectures for the integrated category and select portions of the removable category of the Flash memory market. Our principal NAND Flash memory competitors include Samsung Electronics Co., Ltd, Toshiba Corporation, Hynix Semiconductor Inc. and STMicroelectronics. In the future our principal NAND Flash memory competitors may include Intel Corporation, Micron Technology, Inc., IM Flash Technology LLC, the joint venture between Intel and Micron Technology, Inc., Numonyx and SanDisk Corporation.

The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality, customer relationships and ability to provide value-added solutions. In particular, in the past, our competitors have aggressively priced their products, which resulted in decreased average selling prices for our products in the first half of fiscal 2007 and adversely impacted our results of operations. Some of our competitors, including Intel, Samsung, STMicroelectronics, Toshiba, and Sharp, are more diversified than we are and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, recent capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment. Some of our competitors are able to manufacture floating gate NAND-based Flash memory products on 300-millimeter wafers produced in much larger capacity fabs than our SP1 fab or may choose to utilize more advanced manufacturing process technologies than we use today to offer products competitive to ours at a lower cost. Moreover, products based on our MirrorBit ORNAND-, MirrorBit Quad-, MirrorBit Eclipse- and MirrorBit ORNAND2-based architectures may not have the price, performance, quality and other features necessary to compete successfully for these applications.

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

We make substantial investments in research and development for design, process technologies and production in an effort to design and manufacture advanced Flash memory products. For example, in fiscal 2006 and fiscal 2007, our research and development expenses were approximately $342.0 million and $436.8 million, respectively, or approximately 13 and 17 percent, respectively, of our net sales.

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

Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

Our cash and cash equivalents as of December 30, 2007, totaled $199.1 million and consisted of cash, money market funds and commercial paper. Our marketable securities totaled $216.7 million, and included student loan backed and municipal bond backed auction rate securities. These marketable securities are subject to general credit, liquidity, market risks and interest rate fluctuations that have affected various sectors of the financial markets and caused overall tightening of the credit markets. Although during fiscal 2007, we had no declines in the fair value of any of our marketable securities, we cannot assure you that the market risks associated with our investment portfolio will not in the future have a negative adverse effect on our results of operations, liquidity and financial condition.

As of February 20, 2008, within our marketable securities portfolio we held approximately $122.0 million of AAA/Aaa securities with auction reset features (auction rate securities) whose underlying assets are student loans and are substantially backed by the U.S. government Federal Family Education Loan Program. Since the end of fiscal 2007, we have liquidated a significant portion of our auction rate securities, but we recently were unsuccessful in liquidating a part of our remaining portfolio. Although our auction rate securities are sponsored by the U.S. government and are currently rated AAA/Aaa, our ability to liquidate these investments in the near term may be limited. We cannot assure you that auctions on our auction rate securities holdings will succeed in the near future. Any delays in liquidating these securities in the future could have a material adverse effect on us.

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

Worldwide economic conditions may adversely affect demand for our products. Because our sales are primarily to customers purchasing Flash memory that addresses the wireless and embedded applications, our business depends on the overall economic conditions and the economic and business conditions within our customers’ industries. A weakening of the worldwide economy or the demand for our customers’ products may cause a decrease in demand for our products, which could materially adversely affect us.

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

Certain environmental laws, including the U.S. Comprehensive, Environmental Response, Compensation and Liability Act of 1980, or the Superfund Act, impose joint and several liability on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and costs related to damages to natural resources. Liability can attach even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. These environmental laws also can result in liability for persons, like us, who arrange for hazardous substances to be sent to disposal or treatment facilities, in the event such facilities are found to be contaminated. Such persons can be responsible for cleanup costs at a disposal or treatment facility, even if they never owned or operated the contaminated facility. One property where we currently conduct research and development operations is listed on the U.S. Environmental Protection Agency’s Superfund National Priorities List. However, other parties currently are responsible for all investigation, cleanup and remediation activities. Although we have not been named a responsible party at this site, if we were so named, costs associated with the cleanup of the site could have material adverse effect upon us.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, such as a world health crisis, fire, earthquake, tsunami, volcano eruption, flood, hurricane, power loss, power shortage, telecommunications failure or similar events, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters are located near major earthquake fault lines in California, and one of our two wafer fabrication facilities, as well as our new 300-millimeter wafer fabrication facility, SP1, are located near major earthquake fault lines in Japan. In addition, our assembly and test facilities located in China, Malaysia and Thailand may be affected by tsunamis. In the event of a major earthquake or tsunami, we could experience loss of life of our employees, destruction of facilities or other business interruptions. If such business disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or demand for our products, or directly impact our marketing, manufacturing, financial, and logistics functions, our results of operations and financial condition could be materially adversely affected.

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

The interests of AMD and Fujitsu, and our director nominated by Fujitsu, may differ from or conflict with our interests or those of our other stockholders.

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

Our reorganization in 2003 was the commencement of AMD’s and Fujitsu’s respective divestures of their Flash memory businesses. Our initial public offering in December 2005 and our secondary stock offering in November 2006 have been vehicles by which AMD and Fujitsu further reduced their holdings in us. In early 2007, AMD also sold large numbers of our shares in the public market under Rule 144, and we expect AMD to continue its divesture. Sales of substantial amounts of our common stock, or the possibility of such sales, could adversely affect the market price of our common stock and impede our ability to raise capital through the issuance of additional equity securities. We cannot predict with any certainty the effects of AMD’s sales; however, any further sale by AMD, or a sale by Fujitsu or us of our common stock in the public market, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, we could issue and sell additional shares of our common stock. Any sale by us of our common stock would have a dilutive effect on the outstanding shares, and could adversely affect the prevailing market prices for our common stock.

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

We currently rely on Fujitsu to act as the sole distributor of our products to customers in Japan, which was one of our most important geographic markets in fiscal 2006 and in fiscal 2007. Under our distribution agreement with Fujitsu, Fujitsu has agreed to use its best efforts to promote the sale of our products in Japan and to other customers served by Fujitsu. In the event that we reasonably determine that Fujitsu’s sales performance in Japan and to those customers served by Fujitsu is not satisfactory based on specified criteria, then we have the right to require Fujitsu to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include appointing another distributor as a supplementary distributor to sell products in Japan and to customers served by Fujitsu. Pursuing these actions would be costly and disruptive to the sales of our products in Japan. If Fujitsu’s sales performance in Japan is unsatisfactory or if we are unable to successfully maintain our distribution agreement and relationship with Fujitsu, as a result of its seeking indemnity from us in respect of certain infringement claims made by Texas Instruments or otherwise, and we can not timely find a suitable supplementary distributor, we could be materially adversely affected.

On December 28, 2007, we entered into an amendment to our distribution agreement with Fujitsu which provides, among other terms, that Fujitsu no longer has territorial exclusivity in Japan and that effective April 1, 2008 we may enter into distribution agreements with Fujitsu’s sub-distributors in Japan. We also agreed to negotiate in good faith a successor distribution agreement with Fujitsu Electronics, Inc., or such other semiconductor sales group affiliate of Fujitsu. If Fujitsu, Fujitsu Electronics, Inc., or another semiconductor sales group affiliate of Fujitsu unexpectedly or abruptly terminates its distribution agreement with us, or otherwise ceases its support of our customers in Japan, we would be required to rely on a relationship with another distributor or establish our own local sales organization and support functions. Although we are currently establishing a sales organization and infrastructure in Japan, we cannot be certain that we will be successful in selling our products to customers currently served by Fujitsu or new customers. If customers currently served by Fujitsu, or potential new customers, refuse to purchase our products directly from us or from another distributor, our sales in Japan may decline, and we could be materially adversely affected.

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

If we conduct an offering of our common stock, we may experience an “ownership change” as defined in the Internal Revenue Code such that our ability to utilize our federal net operating loss carryforwards of approximately $594.4 million as of December 30, 2007 may be limited under certain provisions of the Internal Revenue Code. As a result, we may incur greater tax liabilities than we would in the absence of such a limitation and any increased liabilities could materially adversely affect us.

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

Our principal engineering, manufacturing and administrative facilities comprise approximately 4.8 million square feet and are located in the United States, France, Japan, Korea, Malaysia, Thailand and China. Over 4.3 million square feet of this space is in buildings we own. The remainder of this space is leased. We lease from Fujitsu Limited (Fujitsu) approximately 1.3 million square feet of land in Aizu-Wakamatsu, Japan for our wafer fabs including the land upon which JV3 and SP1 are located and we lease office space in Aichi, Japan from a subsidiary of Fujitsu, Fujitsu VLSI. We lease approximately 635,000 square feet of land in Suzhou, China for our assembly and test facility. Our Fab 25 facility in Austin, Texas and our facility in Sunnyvale, California are encumbered by liens securing our senior secured term loan facility and our senior secured floating rate notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

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

Tessera, Inc. v. Spansion LLC, et al., Civil Action No. 05-04063 (CW), in the United States District Court for the Northern District of California

On October 7, 2005, Tessera, Inc. filed a complaint, Civil Action No. 05-04063, for patent infringement against Spansion LLC in the United States District Court for the Northern District of California under the patent laws of the United States of America, 35 U.S.C. section 1, et seq., including 35 U.S.C. section 271. The complaint alleges that Spansion LLC’s Ball Grid Array (BGA) and multichip packages infringe the following Tessera patents: United States Patent No. 5,679,977, United States Patent No. 5,852,326, United States Patent No. 6,433,419 and United States Patent No. 6,465,893. On December 16, 2005, Tessera filed a First Amended Complaint naming Spansion Inc. and Spansion Technology Inc., our wholly owned subsidiary, as defendants. On January 31, 2006, Tessera filed a Second Amended Complaint adding Advanced Semiconductor Engineering, Inc., Chipmos Technologies, Inc., Chipmos U.S.A., Inc., Silicon Precision Industries Co., Ltd., Siliconware USA, Inc., ST Microelectronics N.V., ST Microelectronics, Inc., Stats Chippac Ltd., Stats Chippac, Inc., and Stats 34 Chippac (BVI) Limited. The Second Amended Complaint alleges that Spansion LLC’s BGA and multichip packages infringe the four Tessera patents identified above. The Second Amended Complaint further alleges that each of the newly named defendants is in breach of a Tessera license agreement and is infringing on a fifth Tessera patent, United States Patent No. 6,133,627. The Second Amended Complaint seeks unspecified damages and injunctive relief. On February 9, 2006, Spansion filed an answer to the Second Amended Complaint and asserted counterclaims against Tessera. On April 18, 2006, U.S. District Court Judge Claudia Wilken issued a Case Management Order that set a trial date of January 28, 2008. On March 13, 2007, Judge Wilken issued an order vacating the trial date. On April 12, 2007, Judge Wilken issued an order referring case management scheduling issues to a Special Master, and directing that the court will appoint an expert in the case to testify on the ultimate merits of the technical issues relating to infringement and patent validity. On April 26, 2007, Spansion, along with other defendants, filed a motion to stay the District Court action pending resolution of the proceeding before the International Trade Commission described below. On May 24, 2007, Judge Wilken issued an order staying the District Court action until final resolution of the ITC action.

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

In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, in the United States International Trade Commission

On April 17, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission against respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion Inc., Spansion LLC and STMicroelectronics N.V. Tessera claims that “face up” and “stacked-chip” small format laminate Ball Grid Array (BGA) packages, including the Spansion 5185941F60 chip assembly, infringe certain specified claims of United States Patent Nos. 5,852,326 and 6,433,419 (the Asserted Patents). The complaint requests that the International Trade Commission institute an investigation into the matter.

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

On May 15, 2007, the International Trade Commission instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, Inv. No. 337-TA-605. On June 8, 2007, the respondents in this matter filed a motion to stay the International Trade Commission investigation pending reexamination of the Asserted Patents by the U.S. Patent and Trademark Office. On July 11, 2007, the administrative law judge ordered that an Initial Determination shall be due on May 21, 2008 and that a target date for completion of the investigation shall be August 21, 2008. On October 17, 2007, the International Trade Commission investigation was reassigned to Administrative Law Judge Theodore Essex, who set a hearing for February 25, 2008. On February 26, 2008, Judge Essex issued an Initial Determination granting respondents’ motion for a stay of the ITC investigation pending completion of the reexamination of the Asserted Patents by the United States Patent & Trademark Office.

We believe that we have meritorious defenses against Tessera’s claims and we intend to defend this proceeding vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our Class A common stock has been traded on The NASDAQ Global Select Market under the symbol “SPSN” since December 15, 2005. The following table sets forth the high and low per shares sales prices for our Class A common stock for fiscal 2007 and fiscal 2006 as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended December 30, 2007
Fourth Quarter	$8.68	$3.96
Third Quarter	12.64	7.86
Second Quarter	12.83	9.49
First Quarter	15.05	11.32

	High	Low
Fiscal Year Ended December 31, 2006
Fourth Quarter	$17.94	$13.35
Third Quarter	18.50	13.18
Second Quarter	18.59	12.90
First Quarter	16.19	12.31

As of February 26, 2008, there were six holders of record of our Class A common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these recordholders.

We currently do not plan to pay dividends on shares of our common stock in the foreseeable future and are currently prohibited from doing so in specific circumstances under agreements governing our borrowing arrangements.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Spansion under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 16, 2005 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 30, 2007 of the cumulative total return for our Class A common stock, The Nasdaq Market Index and the S&P 500 Semiconductors Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Market Index and the S&P 500 Semiconductors Index assume reinvestment of dividends. We have never paid dividends on our Class A common stock and have no present plans to do so.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Effective June 30, 2003, we adopted a fiscal year ending the last Sunday of December. Fiscal 2003 was therefore a transition year beginning April 1, 2003 and ending December 28, 2003 and included approximately 39 weeks. Fiscal 2004 and fiscal 2005 included 52 weeks each. Fiscal 2006 and fiscal 2007 included 53 weeks and 52 weeks, respectively.

	Year Ended Dec. 30, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 25, 2005	Year Ended Dec. 26, 2004	Nine Months Ended Dec. 28, 2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,627,253	$1,310,479	$—	$—	$—
Net sales to related parties/members	873,560	1,268,795	2,002,805	2,262,227	1,193,212

Total net sales	2,500,813	2,579,274	2,002,805	2,262,227	1,193,212
Cost of sales	2,065,143	2,063,639	1,809,929	1,840,862	1,086,030

Gross profit	435,670	515,635	192,876	421,365	107,182
Other expenses:
Research and development	436,785	342,033	292,926	280,954	146,947
Sales, general and administrative	239,317	264,358	184,833	137,159	74,200

Operating income (loss)	(240,432)	(90,756)	(284,883)	3,252	(113,965)
Interest and other income (expense), net	32,595	11,681	3,173	3,198	1,335
Interest expense	(80,803)	(70,903)	(45,032)	(40,165)	(20,733)

Loss before income taxes	(288,640)	(149,978)	(326,742)	(33,715)	(133,363)
Benefit for income taxes	25,144	2,215	22,626	14,013	4,420
Net loss	$(263,496)	$(147,763)	$(304,116)	$(19,702)	$(128,943)

Net loss per common share
Basic and Diluted(1)	$(1.95)	$(1.15)	$(4.15)	$(0.27)	$(1.78)
Shares used in per share calculation:
Basic and Diluted(1)	134,924	128,965	73,311	72,549	72,549

	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$415,742	$885,769	$725,816	$196,138	$329,544
Working capital	592,518	1,085,027	881,902	359,420	640,184
Total assets	3,815,645	3,549,717	3,301,965	2,919,515	3,125,623
Long-term debt and capital lease obligations, including current portion, and notes payable to banks under revolving loans	1,401,333	1,118,047	759,613	773,597	899,684
Total stockholders’ equity/members’ capital	1,632,448	1,845,760	1,921,977	1,647,207	1,657,595

(1)	Diluted net loss per share is computed using the weighted-average number of common shares and excludes potential common shares, as their effect is antidilutive. The potential common shares that were antidilutive for fiscal 2007, fiscal 2006 and fiscal 2005 were approximately 18.4 million, 16.8 million and 5.5 million shares, respectively, issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon conversion of Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of December 30, 2007 and December 31, 2006 and for the fiscal years ended December 30, 2007, December 31, 2006 and December 25, 2005, which are included in this annual report.

Overview

We are a semiconductor device company exclusively dedicated to designing, developing, manufacturing, marketing and selling Flash memory solutions. There are two major architectures of Flash memory in the market today: NOR Flash memory, which is primarily used for code and data storage in mobile phones and primarily for code storage in consumer and industrial electronics, and NAND Flash memory, which is primarily used for data storage in removable memory applications, such as Flash memory cards and USB drives, and is increasingly being used in high-end mobile phones and embedded applications such as MP3 players. Global demand for NAND Flash memory has grown much faster than that of NOR Flash memory largely on the strength of growth in multimedia consumer applications such as MP3 audio players and video players together with removable storage in applications such as Flash memory cards for digital photography, USB storage for general purpose use and an emerging trend for solid state drive solutions to replace hard drives in portable computer applications.

The Flash memory market can be divided into two major categories based on application: the integrated category, which includes wireless and embedded applications, and the removable storage category. Within the integrated category, portable, battery-powered communications applications are referred to as “wireless” and all other applications, such as consumer, industrial, telecommunications and automotive electronics, are referred to as “embedded.” Within the removable storage category applications include Flash memory cards and USB drives.

We focus primarily on the integrated category of the Flash memory market, including the wireless and embedded portions. More than two thirds of our net sales are based on our products containing our two or more-bit-per cell MirrorBit technology, and the balance of our net sales are based on single-bit-per-cell floating gate technology. We expect that products using our MirrorBit technology will continue to represent the substantial majority of total net sales. Our Flash memory is integrated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, and personal computer peripherals.

Through April 2, 2007, we operated four Flash memory wafer fabrication facilities, or fabs, four assembly and test sites and a development fab, known as our Submicron Development Center, or SDC. On April 2, 2007, we sold two fabs located in Japan to Fujitsu Limited (Fujitsu), and in fiscal 2007 we started to equip and test our new 300-millimeter fab, SP1, in Japan. We currently operate three Flash memory wafer fabrication facilities, one in the US and two in Japan. Our headquarters are located in Sunnyvale, California. In fiscal 2007, we sold products on technology nodes ranging from 320-nanometer to 65-nanometer, utilizing MirrorBit and floating gate cell technology. We serve our customers worldwide directly or through our distributors, including Fujitsu, who buy products from us and resell them to their customers, either directly or through third-party distributors. Customers for our products consist of OEMs, original design manufacturers or ODMs and contract manufacturers.

Fiscal 2007 was a particularly difficult year for the Flash memory semiconductor industry as a whole, as blended average selling prices (ASPs) for Flash memory devices fell at a rate greater than experienced historically. With the significant decrease in ASPs, a direct result of increased competitive pricing behavior, we intensified our efforts to accelerate cost reductions at a pace faster than the ASP decline. Although we believe we achieved significant cost reductions, our financial results nonetheless were negatively impacted because the rate of ASP decline was greater than the rate at which we were able to reduce our costs. Despite the challenges we faced during fiscal 2007, we continued to evolve our technology and increase our share of the NOR flash segment. During fiscal 2007, we introduced technology advancements and achieved customer acceptance of our products manufactured using our 90-nanometer MirrorBit technology node process technology.

During fiscal 2007, we focused a significant portion of our efforts in several areas: SP1, our new 300-millimeter fab in Aizu-Wakamatsu, Japan; our disposition of our JV1 and JV2 wafer fabrication facilities in Aizu-Wakamatsu, Japan; cost reductions; development of new technologies and architectures; and the acquisition of Saifun Semiconductors Ltd.:

•

We concentrated much of our capital expenditure investments in SP1, which we believe will be an important contributor to our future financial performance. In order to gain technological and cost-effectiveness advantages, we equipped SP1, allowing us to begin manufacturing 300-millimeter wafers in first quarter of fiscal 2008 at technology nodes of 65-nanometers. Additionally, we expect to begin introducing production at the 45-nanometer node in late fiscal 2008. By using advance manufacturing process technology and larger wafers, we believe we can attain important cost savings, and offer advanced products to our customers.

•

In April 2007, we sold our older JV1 and JV2 wafer fabrication facilities in Aizu-Wakamatsu, Japan to Fujitsu. Concurrently with the closing of the sale, we entered into a foundry arrangement with Fujitsu for products to be manufactured at the JV1 and JV2 facilities. The sale of JV1 and JV2 enabled us to redeploy our capital toward leading-edge technologies, while we believe the foundry arrangement maintains our access to legacy products to augment manufacturing capabilities during peak demand periods and to provide our customers with long-term supply stability.

•

We intensified and accelerated our cost reduction efforts in response to the changing business environment and increased ASP declines. The fiscal 2007 cost reduction actions included increased productivity and output of internal wafer fabs, improvement of cumulative product yields, test time reductions and price reductions with external suppliers.

•

During fiscal 2007, we began recognizing revenue from sales of products employing our 90-nanometer MirrorBit technology including products based on our ORNAND architecture and introduced certain technologies which we believe will be important to our future success including our MirrorBit Eclipse and our MirrorBit ORNAND2 architectures.

•

In October 2007, we announced that we entered into a definitive merger agreement for us to acquire Saifun Semiconductors Ltd. We believe the acquisition of Saifun is an opportunity for future growth and improved financial performance, by serving as a vehicle for our entry into the Flash memory technology licensing business.

In fiscal 2007, the sales from products based on MirrorBit technology exceeded two-thirds of our total net sales. The percentage of our total net sales attributable to MirrorBit products grew from approximately 23 percent in fiscal 2005 to approximately 50 percent in fiscal 2006 to approximately 71 percent in fiscal 2007. In fiscal 2008, we expect the trend of our customers’ adoption of MirrorBit technology to continue and sales of MirrorBit products to increase. Moreover, we intend to introduce products based on our MirrorBit Eclipse architecture in early 2008. We believe these products will reduce our customers’ costs, enable increased memory capacity and higher performance, greater customer product flexibility, which could contribute to sales growth for our company.

For fiscal 2007, our net sales were approximately $2.5 billion and our net loss was approximately $263.5 million. For fiscal 2006, our net sales were approximately $2.6 billion and our net loss was approximately $147.8 million. For fiscal 2005, our net sales were approximately $2.0 billion and our net loss was approximately $304.1 million. Total net sales for fiscal 2007 decreased three percent compared to the corresponding period of fiscal 2006, primarily attributable to a 10 percent decline in blended average selling prices, which was partially offset by an increase of seven percent in unit shipments in fiscal 2007.

Our results for fiscal 2007 reflected an increase in unit shipments and sales from products based on our MirrorBit technology, which represented approximately 71 percent of total net sales and 46 percent of total units shipped for fiscal 2007, compared with approximately 50 percent of total net sales and 30 percent of total units shipped for fiscal 2006. We expect this trend of increased unit shipments and sales generated from such products to continue in fiscal 2008.

Our cash and cash equivalents at December 30, 2007, totaled $199.1 million and consisted of cash, money market funds and commercial paper and our marketable securities totaled $216.7 million at December 30, 2007. We believe that our anticipated cash flows from operations and current cash balances, our existing credit facilities and available external financing will be sufficient to fund working capital requirements, capital investments, debt service and operations, and to meet our cash needs for at least the next twelve months.

Our ability to fund our cash needs over the long term will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors, such as those discussed in Part I, Item 1A “Risk Factors,” many of which are beyond our control. Should we require additional funding, such as to satisfy our short-term and long-term debt obligations when due or to make additional capital investments, we may need to raise the required additional funds through additional bank borrowings or public or private sales of debt or equity securities. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

Basis of Presentation

Fiscal 2007, fiscal 2006 and fiscal 2005

Our fiscal years end on the last Sunday of December. Fiscal 2007, fiscal 2006 and fiscal 2005 consisted of 52, 53 and 52 weeks, respectively.

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

Estimates of Sales Returns and Allowances

From time to time we may accept sales returns or provide pricing adjustments to customers who do not have contractual return or pricing adjustment rights. We record a provision for estimated sales returns and allowances on product sales in the same period that the related revenues are recorded, which primarily impacts gross margin. We base these estimates on actual historical sales returns, allowances, historical price reductions, market activity, and other known or anticipated trends and factors. These estimates are subject to management’s judgment, and actual provisions could be different from our estimates and current provisions, resulting in future adjustments to our revenues and operating results.

Impairment of Long-Lived Assets

We have significant investments in long-lived assets, principally capital equipment, which could be exposed to impairment. Therefore, we consider at each balance sheet date whether indicators of impairment of long-lived assets are present. These indicators may include, but are not limited to significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. If we identify indicators of impairment, recoverability of an asset that will continue to be used in our operations is measured by comparing the carrying amount of the asset in question to our estimate of the related total future undiscounted net cash flows attributable to the asset. If an asset carrying value is not recoverable through the related undiscounted cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value. Fair value is determined by discounted future cash flow modeling, appraisals or other methods. Estimated future cash flows, terminal values and discount rates used in valuation models require significant management judgment. We may incur impairment losses in future periods if factors influencing our estimates of the undiscounted cash flows change. Impairment losses were not material in any of the periods presented.

Income Taxes

Prior to our reorganization into Spansion Inc. we operated as a Delaware limited liability company that had elected to be treated as a partnership for U.S. federal tax reporting purposes and therefore, we were not a U.S. taxable entity. We now operate as Spansion Inc., which is a taxable entity for U.S. federal tax reporting purposes. Our foreign subsidiaries are wholly owned and are taxable as corporations in their respective foreign countries of formation. In determining taxable income for financial statement reporting purposes, we must make estimates and judgments. These estimates and judgments are applied in the calculation of specific tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The recognition and measurement of current and deferred income tax assets and liabilities impact our tax provision.

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

Inventory Valuation

The valuation of inventory impacts gross margin. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. We do not value inventories on hand in excess of forecasted demand of six months. In addition, we write off inventories that we consider obsolete. We adjust remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. If we anticipate future demand or market conditions to be less favorable than our previous projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventories that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

Pension and Post-retirement Benefits

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

Stock-Based Compensation Expenses

Effective December 26, 2005, we adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment,” which requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Statement 123(R) supersedes our previous accounting under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for periods beginning in fiscal 2006. The valuation and recognition of share-based compensation impact gross margin, research and development expenses, and sales, general and administrative expenses.

We estimated the fair value of our stock-based awards to employees using the Black-Scholes-Merton option pricing model, which requires the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. Stock-based compensation expense recognized during a period is based on the higher of the grant-date fair value of the portion of share-based payment awards that is ultimately expected to vest, or actually vest, during the period. Compensation expense for all share-based payment awards was recognized using the straight-line attribution method reduced for estimated forfeitures.

We estimate volatility based on our recent historical volatility and the volatilities of our competitors who are in the same industry sector with similar characteristics (“guideline” companies) because of the lack of historical realized volatility data on our business. We use the simplified calculation of expected life described in the Securities and Exchange Commission’s Staff Accounting Bulletin 107, due to changes in the vesting terms and contractual life of current option grants compared to our historical grants. If we determined that another method used to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant. In addition, Statement No. 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Prior to the fourth quarter of fiscal 2007, we did not have sufficient historical forfeiture experience related to our own stock-based awards and therefore, estimated our forfeitures based on the average of our own fiscal 2006 forfeiture rate and historical forfeiture rates for Advanced Micro Devices, Inc. (AMD), as we believed these forfeiture rates to be the most indicative of our own expected forfeiture rate. Beginning the fourth quarter of fiscal 2007, we estimated forfeitures based on the weighted average of our own fiscal 2007 and 2006 forfeiture rates. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Results of Operations

Total Net Sales for fiscal 2007, fiscal 2006 and fiscal 2005

The following is a summary of our total net sales for fiscal 2007, fiscal 2006 and fiscal 2005.

	Year Ended
	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
		(in thousands)
Total net sales	$2,500,813	$2,579,274	$2,002,805

Total Net Sales Comparison for Fiscal 2007 and Fiscal 2006

Total net sales of approximately $2,500.8 million in fiscal 2007 decreased three percent compared to total net sales in fiscal 2006. The decrease in total net sales was primarily attributable to an approximately 10 percent decrease in blended ASPs (defined as total net sales divided by total unit shipments), which was partially offset by an approximately seven percent increase in unit shipments. The decrease in blended ASPs was primarily the result of unusually high price declines in the overall semiconductor memory industry during fiscal 2007. We believe our increase in unit shipments resulted in large part from our increased share in the NOR segment of the Flash memory market. We also believe that increased sales of MirrorBit products, which rose from approximately 50 percent of total net sales in fiscal 2006 to approximately 71 percent of total net sales in fiscal 2007, were the primary reason for our increasing share of the NOR segment of the Flash memory market. Under another measure, our ASP per bit (defined as total net sales divided by total Flash memory bits shipped) declined approximately 38 percent in fiscal 2007 compared to fiscal 2006 also reflecting the unusually high price declines in the overall semiconductor memory industry during fiscal 2007.

Total Net Sales Comparison for Fiscal 2006 and Fiscal 2005

Total net sales of approximately $2,579.3 million in fiscal 2006 reflected an increase of approximately 29 percent compared to total net sales in fiscal 2005. The increase in total net sales was primarily attributable to an approximately 28 percent increase in unit shipments. We believe the increase was primarily driven by higher demand for MirrorBit products which rose from approximately 23 percent of total net sales in fiscal 2005 to approximately 50 percent of total net sales in fiscal 2006. Blended ASPs in fiscal 2006 as compared to fiscal 2005 were relatively flat. While we experienced an increase in ASPs of our MirrorBit products, the increases were offset by a decrease in ASPs of our other products.

Net Sales Comparison—WSD and CSID for Fiscal 2007 and Fiscal 2006

	Year Ended
	Dec. 30, 2007	Dec. 31, 2006	Variance in Dollars	Variance in Percent
	(in thousands)
Wireless Solutions Division (WSD)	$1,362,508	$1,549,155	$(186,647)	(12)%
Consumer, Set Top Box and Industrial Division (CSID)	1,130,265	1,025,229	105,036	10%
Other	8,040	4,890	3,150	64%

Total net sales	$2,500,813	$2,579,274	$(78,461)	(3)%

Net sales in our Wireless Solutions Division (WSD) decreased approximately 12 percent in fiscal 2007 as compared to fiscal 2006. The overall unexpectedly high ASP degradation experienced in fiscal 2007 was focused on the more competitive wireless market, resulting in our WSD net sales decline.

Net sales in our Consumer, Set Top Box and Industrial Division (CSID) increased 10 percent in fiscal 2007 as compared to fiscal 2006. The ASP decline was less severe in this business unit and the increase in CSID net sales was due to a higher acceptance of our high density MirrorBit products by our customers in the CSID business, which is a significant change from our historical trend of net sales of mid- and lower-density products. In addition, CSID has been successful in expanding in the serial peripheral interface market with our MirrorBit technology.

For fiscal 2007, our WSD business accounted for approximately 54 percent of our total net sales, and our CSID business accounted for approximately 45 percent of our total net sales, as compared to 60 percent and 40 percent, respectively for fiscal 2006. We believe a combination of business conditions in the overall Flash memory market and our efforts to sell our products containing MirrorBit technology led to the large percentage shift between our two primary business units.

Gross Margin; Operating Expenses; Interest and Other Income (Expense), Net; Interest Expense and Income Taxes Benefit

The following is a summary of gross margin; operating expenses; interest and other income, net; interest expense and (benefit) provision for income taxes for fiscal 2007, fiscal 2006 and fiscal 2005.

	Year Ended
	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
	(in thousands)
Net sales(1)	$2,500,813	$2,579,274	$2,002,805
Cost of sales	2,065,143	2,063,639	1,809,929
Gross margin	17%	20%	10%
Research and development	436,785	342,033	292,926
Sales, general and administrative	239,317	264,358	184,833
Operating loss	(240,432)	(90,756)	(284,883)
Interest and other income (expense), net	32,595	11,681	3,173
Interest expense	(80,803)	(70,903)	(45,032)
Income taxes benefit	25,144	2,215	22,626

The decrease in gross margin in fiscal 2007 was primarily due to the unusually high price declines in the flash memory industry. Our ASP per bit declined by 38 percent in fiscal 2007 as compared to fiscal 2006. During fiscal 2007, we reduced our cost per bit (defined as total cost of sales divided by total bits shipped) by 36 percent as compared to fiscal 2006, as we executed cost reduction plans that included increased productivity and output of internal wafer fabs, improvement of cumulative product yields, test time reductions and price negotiations with external suppliers. However, the significant reduction in our cost per bit was not sufficient to offset the rate of decline in ASP per bit during fiscal 2007. This resulted in a decline in our gross margin.

The increase in gross margin in fiscal 2006 was primarily due to an increase in the sales of our higher margin MirrorBit products and improved factory utilization. MirrorBit sales represented approximately 50 percent of sales in fiscal 2006 compared to approximately 23 percent of sales in fiscal 2005.

Research and development expenses of approximately $436.8 million in fiscal 2007 reflected an increase of 28 percent compared to approximately $342.0 million in fiscal 2006. The increase in research and development expense in fiscal 2007 was primarily due to an increase in 300-millimeter development costs at SP1 and the SDC, which together represented approximately 66 percent of the increase for fiscal 2007. During fiscal 2007, development costs from SP1 were included in research and development expenses, which in part caused the increase from fiscal 2006 research and development expenses. Also, approximately 20 percent of the increase was due to higher labor costs during fiscal 2007, primarily related to increased headcount during the period, and approximately 12 percent of the increase was due to a gain on the sale of our 200-millimeter equipment of approximately $11.5 million in fiscal 2006 with no comparable gain in fiscal 2007. We expect research and development expenses to decrease as a percent of net sales in fiscal 2008.

Research and development expenses of approximately $342.0 million in fiscal 2006 increased 17 percent compared to approximately $292.9 million in fiscal 2005. Approximately 40 percent of the increase was due to an increase in 300-millimeter development costs in SDC in fiscal 2006, offset in part by a gain on the sale of our 200-millimeter equipment of approximately $11.5 million. Also, approximately 30 percent of the increase was due to higher labor costs during fiscal 2006, primarily related to increased headcount during the period and the impact of an extra work week in fiscal 2006. Research and development expense included $4.7 million of stock-based compensation expense in fiscal 2006. We did not have a comparable charge for the corresponding period of fiscal 2005.

Sales, general and administrative expenses of approximately $239.3 million in fiscal 2007 decreased 9 percent compared to approximately $264.4 million in fiscal 2006. Approximately 60 percent of the decrease was due to lower information technology and other administrative expenses as a result of the reduction in services provided by AMD. Since fiscal 2006, we have expanded our administrative functions and significantly reduced our reliance on administrative services provided by AMD. Also, approximately 24 percent of the decrease was due to outside consulting charges that were primarily related to operational efficiency initiatives incurred in fiscal 2006 which were not incurred in fiscal 2007. We expect sales, general and administrative expenses will be approximately flat as a percent of net sales in fiscal 2008.

Sales, general and administrative expenses of approximately $264.4 million in fiscal 2006 increased 43 percent compared to approximately $184.8 million in fiscal 2005. The increase was primarily due to expenses incurred as a result of the formation of our own sales force and additional information technology, legal and consulting fees incurred as a new public entity. These additional costs accounted for approximately 73 percent of the increase in fiscal 2006. Sales, general and administrative expense included $7.0 million of stock-based compensation expense in fiscal, 2006. We did not have a comparable charge for the corresponding period of fiscal 2005.

Interest and other income (expense), net, increased by $20.9 million in fiscal 2007 compared to fiscal 2006, primarily due to a $13.9 million decrease in loss on early extinguishment of debt and a $6.3 million increase in interest income for fiscal 2007 due to the combined effect of increases in our invested cash, cash equivalents and marketable securities balances, and an increase in our average investment portfolio yield of approximately 0.4 percent. The increase in interest and other income (expense), net for fiscal 2007 was also partially due to a $7.5 million gain realized on the sale of land in Asia in the second quarter of fiscal 2007 as compared to a $6.9 million gain on the sale of marketable securities in the second quarter of fiscal 2006.

Interest and other income (expense), net increased by $8.5 million in fiscal 2006 compared to fiscal 2005, primarily due to an increase of $18.7 million of interest income generated from a portion of the proceeds from our Senior Secured Term Loan Facility and initial public offering in December 2005 that was invested in cash equivalents and marketable securities, and $6.9 million of realized gain from the sale of marketable securities. This increase was partially offset by a $17.3 million loss on early extinguishment of debt as a result of the repurchase and cancellation of the 12.75% Senior Subordinated Notes.

Interest expense increased by approximately $9.9 million in fiscal 2007 as compared to fiscal 2006, primarily due to the increase in average debt balances. The increase in the debt balance was primarily attributable to a borrowing of $500.0 million under the Senior Secured Term Loan Facility during the fourth quarter of fiscal 2006, subsequently replaced by the $625.0 million Senior Secured Floating Rate Notes during the second quarter of fiscal 2007, and a borrowing of $256.5 million under our Spansion Japan 2007 Credit Facility in 2007. The increase in interest expense incurred was partially offset by approximately $16.9 million of interest capitalized related to the build out of SP1, an approximately $8.2 million reduction in interest expense related to an adjustment to a capital lease obligation during fiscal 2007, and a lower average interest rate on our debt portfolio. The average interest rates for fiscal 2007 were 7.58 percent as compared to 7.85 percent for fiscal 2006. We do not anticipate interest capitalization after the first quarter of fiscal 2008 due to the expected completion of the build out of SP1 during that quarter.

Interest expense increased by $25.9 million in fiscal 2006 as compared to fiscal 2005, primarily due to the additional interest expense on the 11.25% Senior Notes and 12.75% Senior Subordinated Notes issued by Spansion LLC, our wholly owned operating company subsidiary, at the end of the fourth quarter of fiscal 2005. The Senior Subordinated Notes were repurchased in the second quarter of fiscal 2006 in connection with the issuance of our 2.25% Exchangeable Senior Subordinated Debentures. The increase in fiscal 2006 was also due to the additional interest expense incurred on the borrowing of $500.0 million under the Senior Secured Term Loan Facility in the fourth quarter of fiscal 2006.

We recorded income tax benefits of approximately $25.1 million in fiscal 2007, approximately $2.2 million in fiscal 2006, and approximately $22.6 million in fiscal 2005.

The benefit for income taxes recorded for fiscal 2007 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily due to our inability to benefit from U.S. operating losses due to lack of a history of earnings, a decrease of $21.0 million in the valuation allowance associated with deferred tax assets of our Japanese subsidiary and income that was incurred and tax effected in foreign jurisdictions with different tax rates.

The decrease of $21.0 million in the valuation allowance associated with deferred tax assets of our Japanese subsidiary was recorded due to our change in judgment about the realizability of our Japanese deferred tax assets. This amount included the effect of the change in the beginning of the year balance of the valuation allowance that will be realized in future years, and the portion of the valuation allowance that was recognized in the current year as part of the effective tax rate.

The benefit for income taxes recorded for fiscal 2006 and 2005 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily due to our inability to benefit from U.S. operating losses due to lack of a history of earnings, and income that was incurred and tax effected in foreign jurisdictions with different tax rates.

As of December 30, 2007, we recorded a valuation allowance of approximately $238.2 million against our U.S. deferred tax assets, net of deferred tax liabilities. This valuation allowance offsets all of our net U.S. deferred tax assets. As of December 30, 2007, we have also recorded valuation allowances of approximately $35.5 million against various foreign deferred tax assets for which we believe it is not more likely than not that they will be realized.

Other Items

In the second quarter of fiscal 2006, we began selling our products directly to AMD’s former customers and customers not served solely by Fujitsu. The following table summarizes net sales by geographic areas for the periods presented:

	Year ended
	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
		(in thousands)
Geographical sales (1):
Net sales to end customers(2):
North America	$295,632	$174,930	$—
China	658,205	479,040	—
Korea	260,854	282,596	—
EMEA	333,430	312,114	—
Others	79,132	61,799	—
Net sales to related parties:
United States (net sales to AMD)(3)	—	336,172	1,114,150
Japan (net sales to Fujitsu)	873,560	932,623	888,655

Total	$2,500,813	$2,579,274	$2,002,805

(1)	Geographical sales are based on the customer’s bill-to location.
(2)	Net sales to end customers represent sales since the end of the first quarter of fiscal 2006 to AMD’s former customers and customers not served solely by Fujitsu.
(3)	For fiscal 2006, these represent sales during the first quarter.

The impact on our operating results from changes in foreign currency exchange rates has not been material, principally because our expenses denominated in yen are generally comparable to our sales denominated in yen, and we enter into foreign currency exchange contracts to mitigate our exposure when yen denominated expenses and sales are not comparable.

Contractual Obligations

The following table summarizes our contractual obligations at December 30, 2007. The table is supplemented by the discussion following the table.

	Total	2008	2009	2010	2011	2012	2013 and Beyond
	(in thousands)
Senior Secured Floating Rate Notes	$625,000	$—	$—	$—	$—	$—	$625,000
Spansion Japan 2007 Credit Facility	256,503	61,561	82,081	112,861	—	—
Senior Notes	250,000	—	—	—	—	—	250,000
Exchangeable Senior Subordinated Debentures	207,000	—	—	—	—	—	207,000
Capital lease obligations	74,012	33,092	25,616	8,774	6,530		—
Other Credit Facility—Subsidiaries	7,433	7,143	290			—	—

Total principal contractual obligations	1,419,948	101,796	107,987	121,635	6,530	—	1,082,000
Operating leases	25,511	12,888	8,085	2,205	805	625	903
Unconditional purchase commitments(1)	612,305	313,644	190,061	61,510	31,845	15,025	220
Interest payments on debt and capital leases	592,089	96,451	93,312	88,268	85,509	85,274	143,275

Total contractual obligations	$2,649,853	$524,779	$399,445	$273,618	$124,689	$100,924	$1,226,398

(1)	Unconditional purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Unconditional purchase commitments exclude agreements that are cancelable without penalty. These agreements are related principally to inventory and other items.

Senior Secured Floating Rate Notes

In May 2007, Spansion LLC, issued $625.0 million aggregate principal amount of the Senior Secured Floating Rate Notes due 2013 (the Notes). Interest on the Notes accrues at a rate per annum, reset quarterly, equal to the three-month London Interbank Offered Rate plus 3.125 percent. Interest is payable on March 1, June 1, September 1 and December 1 of each year beginning September 1, 2007 until the maturity date of June 1, 2013. As of December 30, 2007, the Notes bear interest at approximately 8.25 percent.

In connection with the issuance of the Notes, we, Spansion LLC and Spansion Technology Inc. (STI), our indirect wholly owned subsidiary, executed a pledge and security agreement pursuant to which and subject to exceptions specified therein, the Notes are secured by a first priority lien on all of Spansion LLC’s inventory (excluding returned inventory), equipment and real property and proceeds thereof (excluding receivables or proceeds arising from sales of inventory in the ordinary course of business), presently owned or acquired in the future by Spansion LLC and by each of the current and any future guarantors. The Notes are also secured by a second-priority lien that is junior to the liens securing Spansion LLC’s Revolving Credit Agreement dated as of September 19, 2005, as amended, on substantially all other real and personal property and proceeds thereof, including receivables or proceeds arising from sales of inventory in the ordinary course of business presently owned or acquired in the future by us and by each of the current and any future guarantors. The Notes are further secured by certain deeds of trust related to real property owned by Spansion LLC in California and Texas. As of

December 30, 2007, the Notes are collateralized by a first priority lien on our inventory and property, plant and equipment with a total net book value of approximately $1.2 billion, and by a second priority lien on our accounts receivable with a net book value of approximately $217.0 million.

Upon the occurrence of a change of control of Spansion LLC, holders of the Notes may require Spansion LLC to repurchase the Notes for cash equal to 101 percent of the aggregate principal amount to be repurchased plus accrued and unpaid interest. Beginning June 1, 2008, Spansion LLC may redeem all or any portion of the Notes, at any time or from time to time at redemption prices specified therein. Prior to June 1, 2008, Spansion LLC may redeem up to 35 percent of the Notes from the proceeds of certain equity offerings at a redemption price of 100 percent.

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

Spansion Japan 2007 Credit Facility

On March 30, 2007, Spansion Japan, our indirect wholly owned subsidiary, entered into an agreement with certain Japanese financial institutions that provides Spansion Japan with a committed 48.4 billion yen senior secured term loan facility (approximately $431.0 million as of December 30, 2007).

Spansion Japan may, pursuant to the terms of this facility, borrow amounts in increments of 1.0 billion yen (approximately $8.9 million as of December 30, 2007). Amounts borrowed under this facility bear interest at a rate equal to the Japanese yen three-month Tokyo Interbank Offered Rate, or TIBOR, at the time of the drawdown, plus a margin of two percent per annum, which will reset quarterly. Borrowing availability is based on capital deliveries for Spansion Japan’s SP1 facility.

Pursuant to the terms of Spansion Japan 2007 Credit Facility, Spansion Japan is not permitted, among other things, to create any security interests or liens on any of its pledged assets and to sell or dispose of any of its pledged assets, subject to certain exceptions including JV1/JV2 Transaction. This facility may be terminated in the event of default in accordance with the terms of this facility. Events of default under the facility include, among other things, the following: a default in performance of payment; if any of debt obligations of Spansion LLC exceeding $25.0 million, or of Spansion Japan exceeding 1.0 billion yen, are not paid when due; or if any debt obligations of Spansion Japan or Spansion LLC are accelerated or otherwise become due and payable, in each case if not cured within applicable time periods set forth in the Spansion Japan 2007 Credit Facility.

As of December 30, 2007, the outstanding balance under this facility is 28.8 billion yen (approximately $256.5 million). This amount bears interest at approximately 2.87 percent. We are to pay 80 percent of the balance in ten equal, consecutive, quarterly principal installments starting from the second quarter of fiscal 2008 through the third quarter of fiscal 2010 and the remaining balance will be paid in the fourth quarter of fiscal 2010. This facility is collateralized by the assets with a net book value of 125.6 billion yen (approximately $1.1 billion as of December 30, 2007). This drawdown period will expire on March 31, 2008.

Senior Notes

On December 21, 2005, Spansion LLC completed an offering of $250 million aggregate principal amount of 11.25% Senior Notes due 2016. The Senior Notes were issued at 90.302% of face value, resulting in net proceeds of approximately $218.1 million after deducting the initial purchasers’ discount and estimated offering expenses. The Senior Notes are general unsecured senior obligations of Spansion LLC and will rank equal in right of payment with any of our existing and future senior debt. Interest is payable on January 15 and July 15 of each year beginning July 15, 2006 until the maturity date of January 15, 2016.

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

Exchangeable Senior Subordinated Debentures

In June 2006, Spansion LLC, issued $207.0 million of aggregate principal amount of 2.25% Exchangeable Senior Subordinated Debentures due 2016. The Debentures are general unsecured senior subordinated obligations and rank subordinate in right of payment to all of our senior indebtedness, including the Senior Notes, and senior in right of payment to all of our subordinated indebtedness. The Debentures bear interest at 2.25 percent per annum. Interest is payable on June 15 and December 15 of each year beginning December 15, 2006 until the maturity date of June 15, 2016.

The Debentures were not exchangeable prior to January 6, 2007. On or after January 6, 2007, the Debentures became exchangeable for shares of our Class A common stock, cash or a combination of cash and shares of such Class A common stock, at our option. Full conversion of the Debentures into shares would result in an initial exchange rate of 56.7621 shares of Class A common stock per debenture representing an initial exchange price of approximately $17.6174 per share of Class A common stock. We have reserved 11.7 million shares of Class A common stock for issuance upon conversion of the debentures. No debentures have been exchanged for our Class A common stock as of December 30, 2007.

At any time prior to maturity, we may make an irrevocable election to satisfy the exchange obligation in cash up to 100% of the principal amount of the debentures exchanged, with any remaining amount to be satisfied in shares of Class A common stock or a combination of cash and shares of Class A common stock at the above exchange ratio. In the event that we make this irrevocable election, debenture holders may exchange their debentures only under the following circumstances:

•

during any fiscal quarter after our fiscal quarter ending April 1, 2007 (and only during such fiscal quarter) if the sale price of our Class A common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than or equal to 120% of the conversion price per share of our Class A common stock;

•

subject to certain exceptions, during the five business day period following any five consecutive trading day period in which the trading price of the debentures for each day of such period was less than 98% of the product of the sale price of our Class A common stock and the number of shares issuable upon exchange of $1,000 principal amount of the debentures; or

•

Upon the occurrence of specified corporate events that constitute a fundamental change under certain circumstances. The holders of the Debentures will have the ability to require us to repurchase the Debentures in whole or in part for cash in the event of a fundamental change. In such case, the repurchase price would be 100 percent of the principal amount of the Debentures plus any accrued and unpaid interest.

Capital Lease Obligations

As of December 30, 2007, we had capital lease obligations of approximately $83.3 million, which included imputed interest of approximately $9.3 million. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2011. Leased assets consist principally of machinery and equipment.

Other Credit Facility—Subsidiaries

Certain of our subsidiaries maintain local in-country credit facilities to cover short-term liquidity requirements. During 2007, our Spansion China and Spansion Penang subsidiaries maintained credit facilities locally. As of December 30, 2007, approximately $7.4 million was outstanding on the local credit facilities. Interest rates range from approximately 5.75 percent to 6.24 percent in local currency and US dollar where applicable. All of these facilities are without parent guarantee, and callable by the lending financial institution. We have the ability to draw on the Senior Secured Revolving Credit Facility and provide intercompany funding to meet our financial obligations in our worldwide subsidiaries. We intend to continue to maintain these facilities based on cost of funds, availability and subsidiary funding requirements.

Senior Secured Revolving Credit Facility

On May 9, 2007, Spansion LLC, the agent and the other lenders party to the Senior Secured Revolving Credit Facility amended the credit agreement and the security agreement in connection therewith, and we, STI and Spansion International entered into certain new security agreements. Pursuant to the amendment to the revolving facility credit agreement, lenders consented to the incurrence of the Senior Secured Floating Rate Notes and the grant of related liens. This resulted in the revolving credit facility lenders and the Senior Secured Floating Rate Notes holders holding substantially similar security. The relative priorities of the classes of lenders in various types of collateral is set forth in an intercreditor agreement between the agent for the revolving credit facility lenders and the trustee and collateral agent for the Senior Secured Floating Rate Notes holders.

As of December 30, 2007, we have not borrowed any amounts under this revolving credit facility. We had approximately $97.5 million available under this facility at the end of fiscal year 2007. This facility will expire on September 19, 2010.

Spansion Japan 2007 Revolving Credit Facility

On December 28, 2007, Spansion Japan entered into a Revolving Credit Facility Agreement with the several financial institutions, which provides for a revolving credit facility in the aggregate principal amount of up to 14 billion yen (approximately $124.7 million as of December 30, 2007).

Available amounts for borrowing under this credit facility are limited to the amount of trade receivables held by Spansion Japan. If at anytime the aggregate amount of borrowings under this credit facility exceeds the amount of the trade receivables, Spansion Japan is obligated to prepay an amount such that borrowings outstanding after such prepayment are below the level of the trade receivables. Borrowings may be for a term of one week or more, but not more than three months, as determined by Spansion Japan. Amounts borrowed under this credit facility bear interest at a rate equal to TIBOR, at the specified date preceding or at the time of the borrowing in accordance with the terms of this credit facility, plus a margin of 0.50 percent per annum.

Pursuant to the terms of this credit facility, Spansion Japan is not permitted, among other things, to create any security interests or liens on the trade receivables; change its primary business; subordinate the payment of its debt under this credit facility to the payment of any unsecured debts; and enter into any merger, company partition, exchange or transfer of shares, assign all or a part of its business or assets to a third party, or otherwise transfer all or a material part of its assets to a third party, subject to certain exceptions.

As of December 30, 2007, we have not borrowed any amounts under this revolving credit facility. Subject to certain limitation under Spansion Japan 2007 Credit Facility, we had 10 billion yen (approximately $89.1 million as of December 30, 2007) available under this facility as of December 30, 2007. This facility will expire on December 28, 2009 and is extendable at each anniversary with an extension fee at 0.2 percent of the commitment amount.

Other Financial Matters

JV1/JV2 Transaction

On April 2, 2007, pursuant to the terms of an Asset Purchase Agreement dated as of September 28, 2006. Spansion Japan closed the sale of JV1 and JV2, two wafer fabrication facilities located in Aizu-Wakamatsu, Japan (the JV1/JV2 Facilities), to Fujitsu together with selected manufacturing equipment, inventory and other tangible assets located at the JV1/JV2 Facilities and received proceeds of approximately $170.0 million in cash from Fujitsu (the JV1/JV2 Transaction). In conjunction with the JV1/JV2 Transaction on April 2, 2007, Spansion Japan also sold certain equipment located at the JV1/JV2 Facilities to an unrelated third party Japanese corporation for approximately $24.0 million, which is leasing the equipment to Fujitsu.

The total gain from the JV1/JV2 Transaction, which was the difference between the sales proceeds and the net book value of the assets sold under the terms of the agreement, was approximately $72.5 million. We accounted for the JV1/JV2 Transaction as a sale of real estate that included property improvements and integral equipment because the building was subject to an existing lease of the underlying land. We determined that continuing involvement existed with Fujitsu under the Foundry Agreement effective until December 2009 and, accordingly, we recognize the gain over the term of the Foundry Agreement with Fujitsu (i.e., over the period of continuing involvement).

Pending Acquisition of Saifun Semiconductors Ltd.

On October 8, 2007, we and Saifun Semiconductors Ltd. (Saifun) entered into an Agreement and Plan of Merger and Reorganization, dated as of October 7, 2007, of which certain terms, including the cash distribution, were amended as of December 12, 2007 (the Acquisition Agreement). Upon the consummation of the acquisition, each Saifun shareholder will receive 0.7429 shares of our Class A common stock and approximately $6.05 per share (based on Saifun’s capitalization as of the amendment date of the Acquisition Agreement) in cash (representing a distribution of approximately $189.7 million of Saifun’s existing cash to all holders of record immediately prior to the consummation of the acquisition) for each Saifun Ordinary Share. In addition, Saifun’s stock options will convert into stock options with respect to our Class A common stock, after giving effect to the exchange ratio in the acquisition and the cash distribution. The acquisition is expected to be completed no later than the first quarter of fiscal 2008.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

Our cash and cash equivalents at December 30, 2007 totaled $199.1 million and consisted of cash, money market funds and commercial paper. Our marketable securities totaled $216.7 million at December 30, 2007 and consisted of auction rate securities which underlying assets are municipal bonds and student loans. We are subject to restrictions on our distribution of cash contained in our third-party loan agreements described under the “Contractual Obligations” section above.

Our cash flows for fiscal 2007, fiscal 2006 and fiscal 2005 are summarized as follows:

	Year ended
	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
		(in thousands)
Net cash provided by operating activities	$216,339	$451,617	$321,313
Net cash used in investing activities	(1,015,741)	(603,547)	(553,066)
Net cash provided by financing activities	250,377	396,969	597,701
Effect of exchange rate changes on cash	(11,677)	8,316	2,303
Net increase (decrease) in cash and cash equivalents	$(560,702)	$253,355	$368,251

Net Cash Provided by Operating Activities

Net cash provided by operating activities was approximately $216.3 million in fiscal 2007. Non-cash items included in the net loss consisted primarily of approximately $517.3 million of depreciation and amortization and approximately $16.1 million in compensation cost recognized under stock plans and an increase of approximately $41.4 million in benefit for deferred income taxes. The net changes in operating assets and liabilities in fiscal 2007 were primarily attributable to a build of our inventory of approximately $128.5 million in order to meet the demand for our higher density products in the first quarter of fiscal 2008; an increase in accounts payable and accrued liabilities of approximately $137.0 million primarily due to an increase in days of payables outstanding from 70 days in fiscal 2006 to 77 days in fiscal 2007 reflecting our continued focus on cash management in fiscal 2007; and an increase in income taxes payable of approximately $9.4 million primarily due to the gain from the JV1/JV2 Transaction consummated in the second quarter of fiscal 2007. Our days of inventory were 103 days in fiscal 2007 compared to 81 days in fiscal 2006. The days of sales outstanding were relatively flat in fiscal 2007 and approximated 54 days.

Net cash provided by operating activities was approximately $451.6 million in fiscal 2006. Non-cash charges included in the net loss consisted primarily of approximately $537.0 million of depreciation and amortization, loss on debt extinguishment of approximately $17.3 million and compensation cost recognized under stock plans of approximately $17.4 million. The net changes in operating assets and liabilities in fiscal 2006 were primarily attributable to an increase in accounts payable and accrued liabilities of approximately $41.7 million and a decrease in accounts receivable of approximately $20.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities in fiscal 2007 was approximately $1,015.7 million, which consisted of approximately $1,115.6 million of capital expenditures used to purchase property, plant and equipment, principally related to our investment in 300-millimeter equipment at SP1 and SDC, and approximately $90.7 million used in the purchase of marketable securities, and which was offset in part by cash proceeds of approximately $190.5 million from the sale of property, plant and equipment, primarily from the JV1/JV2 Transaction.

Net cash used in investing activities was approximately $603.5 million in fiscal 2006, primarily as a result of approximately $716.6 million used to purchase property, plant and equipment, in part related to our investment in 300-millimeter equipment at SP1, and a cash used of approximately $279.6 million for the purchase of marketable securities, offset in part by a cash inflow of approximately $372.6 million from the maturities and sale of marketable securities and approximately $20.1 million in proceeds from sale of property, plant and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was approximately $250.4 million in fiscal 2007, primarily as a result of approximately $854.1 million of proceeds from the issuance of Senior Secured Floating Rate Notes, net of issuance costs, and borrowing under our Spansion Japan 2007 Credit Facility, offset in part by approximately $603.8 million in payments on debt and capital lease obligations, $500 million of which constituted repayment and early extinguishment of the Senior Secured Term Loan Facility.

Net cash provided by financing activities was approximately $397.0 million in fiscal 2006. This amount included approximately $889.7 million of proceeds received mainly from our Senior Secured Term Loan Facility and the issuance of Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures. During fiscal 2006, we also received approximately $67.8 million in net proceeds from the issuance of Class A common stock in our secondary stock offering and approximately $48.2 million of proceeds from equipment sale-leaseback transactions. These amounts were partially offset by approximately $600.3 million in payments on debt and capital lease obligations, including approximately $197.6 million in payments to AMD and Fujitsu, of which $175 million was used to repurchase Spansion LLC’s 12.75% Senior Subordinated Notes. We also paid AMD approximately $8.5 million for stock-based compensation for AMD’s grant of options to our employees prior to our initial public offering in December 2005.

Liquidity

Our future uses of cash are expected to be primarily for working capital, capital expenditures, debt service and other contractual obligations. Our capital expenditures during fiscal 2007 were approximately $1,115.6 million, of which approximately 64 percent was related to our 300-millimeter development and technology facilities, SP1 and SDC. We expect to spend approximately $535.0 million on capital expenditures in fiscal 2008, approximately 50 percent of which is related to SP1. We expect that our cash need for capital deliveries, the majority of which is anticipated in first half of fiscal 2008, will be financed from existing credit facilities, capital leases, and cash on hand. Timing of the payments will depend on terms negotiated with individual vendors, and will affect our cash and debt positions in the first half of fiscal 2008. Additionally, the total amount due on debt service and other contractual obligations for fiscal 2008 is approximately $524.8 million.

As of December 30, 2007, we had cash and cash equivalents of approximately $199.1 million, marketable securities of approximately $216.7 million and approximately $222.2 million available under our revolving credit facilities, totaling approximately $638.0 million. In addition, we have borrowed approximately $256.5 million of the JPY 48,400 million (approximately $431.0 million) available under our Spansion Japan 2007 Credit Facility. Additional drawing under this facility is contingent on delivery of capital equipment as collateral through the end of the first quarter of fiscal 2008. Based on expected deliveries in fiscal 2008, we believe we will borrow an additional $50 million to $70 million under this facility in fiscal 2008. The remaining undrawn amounts under the Spansion Japan 2007 Credit Facility after the first quarter of fiscal 2008 will be unavailable unless we are able to restructure the underlying credit agreement.

The availability under our credit facilities is subject to certain borrowing base limitations and other covenants. As of December 30, 2007, we were in compliance with all covenants under our credit facilities.

We believe that our anticipated cash flows from operations and current cash balances, our existing credit facilities and available external financing will be sufficient to fund working capital requirements, capital investments, debt service and operations and to meet our cash needs for at least the next twelve months. Our ability to fund our cash needs over the long term will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors, such as those discussed in Part II, Item 1A “Risk Factors,” including the risk factor described as “Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments”, many of which are beyond our control. Should we require additional funding, such as to satisfy our short-term and long-term debt obligations when due or to make additional capital investments, we may need to raise the required additional funds through additional bank borrowings or public or private sales of debt or equity securities. Credit market conditions will affect our ability to access the capital market and/or the cost of financing. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

Off-Balance-Sheet Arrangements

During the normal course of business, we made certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements, such as under the JV1/JV2 Transaction. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities and commitments would not be material to our accompanying consolidated financial statements.

Recently Issued Accounting Pronouncement

In June 2006, the FASB ratified the EITF Issue No. 06-2 (Issue 06-2), Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate. If such benefits are deemed to accumulate, they should be accrued for as compensation expense over the employee’s requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. Prior to December 30, 2007, our Sabbatical Program provided for eight weeks of paid leave for exempt US employees, and its Recognition Trip Program provided for one week of paid leave and a fixed cash compensation for non-exempt US employees, upon the completion of seven years of credited service. Effective December 29, 2007, we discontinued these programs, and implemented a new Sabbatical Program that provides for two weeks of paid leave for all regular US employees upon the completion of five years of credited service. Prior to the adoption of the Issue, we accounted for benefits under the old Sabbatical and Recognition programs only after the completion of the seven years by the eligible employees because none of the benefits vest or accrete to the employee until completion of the full seven years of service. We adopted this Issue beginning January 1, 2007 using the cumulative effect adjustment approach. With the adoption of Issue 06-2, we began accounting for those programs, and it now accounts for benefits under the new Sabbatical Program by recording the estimated total program payouts upon attaining the requisite service conditions as compensation expense ratably over each employee’s requisite service period. The adoption of this Issue resulted in an increase to our accumulated deficit of approximately $10.2 million as of the beginning of fiscal 2007. The effect of this change on our condensed consolidated statements of operations for the year ended December 30, 2007 was not material.

In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption on January 1, 2007 did not have a material effect on our consolidated financial statements. As of the date of adoption, our total gross unrecognized tax benefits were $2.7 million, of which $0.2 million, if recognized, would affect our effective tax rate. The recognition of the remaining unrecognized tax benefits would be offset by a change in valuation allowance.

In September 2006, the FASB issued Statement No. 157 (Statement 157), Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of Statement 157 are effective for the fiscal years beginning after November 15, 2007; and we determined upon adoption of this standard as of January 1, 2008 that it did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 (Statement 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. Under Statement 159, a company may choose, at specified election dates, to measure eligible financial instrument and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective as of the beginning of the fiscal year beginning after November 15, 2007. We are currently evaluating the impact, if any, of Statement 159 on our financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160 (Statement 160), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. Statement 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. Statement 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 30, 2007, we did not have any minority interests. The adoption of Statement 160 will not impact our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), (Statement 141(R)), Business Combinations, which will change the accounting for business combinations. Under Statement 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions and will also change the accounting treatment and disclosure for certain specific items in a business combination. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted and Statement 141(R) will apply to us for the fiscal year beginning January 1, 2009. We expect Statement 141(R) to have an impact on accounting for business combinations once adopted. Accordingly, any business combinations we engage in prior to the adoption of Statement 141(R) will be recorded and disclosed following existing GAAP until January 1, 2009.

In December 2007, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 110 (SAB 110), which clarified the views of the SEC staff regarding the continued use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement 123(R). Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of a share option. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, Share-Based Payment, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. We have used the simplified method since our initial public offering on December 21, 2005 and believe that we will continue to use this method upon the adoption of SAB 110, which is effective January 1, 2008, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term since our initial public offering.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our debt and our investment portfolio.

As of December 30, 2007, all investments in our investment portfolio were either cash equivalents or marketable securities and, with the exception of auction rate securities, scheduled to mature within the next twelve months. Our investments in auction rate securities are scheduled to reset every 28 or 35 days.

As of December 30, 2007, approximately 33 percent of the principal amounts outstanding under our unrelated third party debt obligations were fixed rate. Approximately 67 percent of our total debt obligations were variable rate. Changes in interest rates associated with the variable rate portion of our debt could result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our interest expense by $8.9 million annually. We continually monitor market conditions and may enter into hedges if deemed appropriate. We do not currently have any hedges of interest rate risk in place. We do not use derivative financial instruments for speculative or trading purposes.

Default Risk

We mitigate default risk by investing only in high credit quality securities. Our investment portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As of February 20, 2008, within our marketable securities portfolio we held approximately $122 million of AAA/Aaa securities with auction reset features (auction rate securities) whose underlying assets are student loans and are substantially backed by the U.S. government Federal Family Education Loan Program. Since the end of fiscal 2007 we have liquidated a significant portion of our auction rate securities, but we recently were unsuccessful in liquidating a part of our remaining portfolio.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 30, 2007 and comparable fair values as of December 31, 2006:

	2008	2009	2010	2011	2012	Thereafter	Total	2007 Fair value	2006 Fair value
	(in thousands, except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$29,869	$—	$—	$—	$—	$—	$29,869	$29,869	$565,660
Weighted-average rate	4.38%	—	—	—	—	—	4.38%	4.38%	5.39%
Variable rate amounts	$66,500	$—	$—	$—	$—	$—	$66,500	$66,500	$67,000
Weighted-average rate	4.95%	—	—	—	—	—	4.95%	4.95%	5.24%
Marketable Securities:
Weighted-average rate	0.00%	—	—	—	—	—	0.00%	0.00%	0.00%
Variable rate amounts	$216,650	$—	$—	$—	$—	$—	$216,650	$216,650	$125,975
Weighted-average rate	6.40%	—	—	—	—	—	6.40%	6.40%	5.33%

Total Investment Portfolio	$313,019	$—	$—	$—	$—	$—	$313,019	$313,019	$758,635

Debt Obligations
Debt—fixed rate amounts	$1,739	$290	$—	$—	$—	$437,628	$439,657	$327,799	$483,393
Weighted-average rate	5.90%	5.90%	—	—	—	7.49%	7.48%	13.11%	7.16%
Debt to related parties/members—fixed rate amounts	$—	$—	$—	$—	$—	$—	$—	$—	$500
Weighted-average rate	—	—	—	—	—	—	—	—	0.00%
Debt—variable rate amounts	$66,966	$82,081	$112,861	$—	$—	$625,756	$887,664	$824,408	$541,533
Weighted-average rate	3.12%	2.87%	2.87%	—	—	8.24%	6.67%	8.01%	7.89%

Total Debt Obligations	$68,705	$82,371	$112,861	$—	$—	$1,063,384	$1,327,321	$1,152,207	$1,025,426

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

We had an aggregate of $120.5 million (notional amount) of short-term foreign currency forward contracts denominated in Japanese yen outstanding as of December 30, 2007. The unrealized loss related to the foreign currency forward contracts for fiscal 2007 increased by $628,000. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, we generally cover only a portion of our foreign currency exchange exposure. Moreover, we determine our total foreign currency exchange exposure using projections of long-term expenditures for items such as equipment and materials used in manufacturing. We cannot assure you that these activities will eliminate foreign exchange rate exposure. Failure to eliminate this exposure could have an adverse effect on our business, financial condition and results of operations.

The following table provides information about our foreign currency forward contracts as of December 30, 2007 and December 31, 2006. All of our foreign currency forward contracts as of December 30, 2007 mature within the next 12 months.

	As of Dec. 30, 2007			As of Dec. 31, 2006
	Notional Amount	Average Contract Rate	Estimated Fair Value	Notional Amount	Average Contract Rate	Estimated Fair Value
	(in thousands, except contract rates)
Foreign currency forward contracts:
Japanese yen	$120,500	¥112.85	$(604)	$10,900	¥118.76	$24

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spansion Inc.

Consolidated Statements of Operations

	Year Ended Dec. 30, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 25, 2005
	(in thousands, except per share amounts)
Net sales	$1,627,253	$1,310,479	$—
Net sales to related parties/members	873,560	1,268,795	2,002,805

Total net sales	2,500,813	2,579,274	2,002,805

Expenses:
Cost of sales (including $235,263, $202,122 and $251,626 of expenses charged by related parties/members)	2,065,143	2,063,639	1,809,929
Research and development (including $1,155, $14,105 and $31,994 of expenses charged by related parties/members)	436,785	342,033	292,926
Sales, general and administrative (including $1,555 , $24,296 and $63,902 of expenses charged by related parties/members)	239,317	264,358	184,833

Operating loss	(240,432)	(90,756)	(284,883)
Other income (expense):
Gain on sale of marketable securities	—	6,884	—
Loss on early extinguishment of debt (Note 9)	(3,435)	(17,310)	—
Interest and other income (expense), net	36,030	22,107	3,173
Interest expense (including $0, $11,998 and $25,975 of expenses charged by related parties/members)	(80,803)	(70,903)	(45,032)

Other expense, net	(48,208)	(59,222)	(41,859)
Loss before income taxes	(288,640)	(149,978)	(326,742)
Benefit for income taxes	25,144	2,215	22,626

Net loss	$(263,496)	$(147,763)	$(304,116)

Net loss per common share:

Basic and diluted	$(1.95)	$(1.15)	$(4.15)

Shares used in per share calculation:

Basic and diluted	134,924	128,965	73,311

See accompanying notes

Spansion Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	Dec. 30, 2007	Dec. 31, 2006
Assets

Current assets:
Cash and cash equivalents	$199,092	$759,794
Marketable securities	216,650	125,975
Trade accounts receivable	184,873	202,359
Trade accounts receivable from related parties (Note 5)	189,372	195,816
Allowance for doubtful accounts (including $2,726 and $2,088 for related parties)	(6,156)	(4,597)

Trade accounts receivable, net	368,089	393,578
Other receivables from related parties (Note 5)	11,873	2,325

Inventories:
Raw materials	31,877	44,840
Work-in-process	421,765	344,603
Finished goods	130,227	66,397

Total inventories	583,869	455,840
Deferred income taxes	26,607	1,395
Prepaid expenses and other current assets	46,452	36,163

Total current assets	1,452,632	1,775,070

Property, plant and equipment:
Land	27,662	38,828
Buildings and leasehold improvements	1,122,480	1,445,037
Equipment	4,411,666	4,601,702
Construction in progress	768,918	258,084

Total property, plant and equipment	6,330,726	6,343,651
Accumulated depreciation and amortization	(4,058,762)	(4,607,957)

Property, plant and equipment, net	2,271,964	1,735,694

Deferred income taxes	29,957	13,556
Other assets	61,092	25,397

Total assets	$3,815,645	$3,549,717

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable to banks under revolving loans	$—	$33,608
Accounts payable	489,163	408,365
Accounts payable to related parties (Note 5)	56,929	14,559
Accrued compensation and benefits	60,778	51,598
Accrued liabilities to related parties (Note 5)	9,666	11,273
Other accrued liabilities	88,006	59,045
Income taxes payable	13,818	4,333
Deferred income on shipments to a related party	582	229
Deferred income on shipments	39,375	32,267
Current portion of long-term obligations to related parties (Note 9)	—	500
Current portion of long-term debt	68,705	12,560
Current portion of long-term obligations under capital leases	33,092	61,706

Total current liabilities	860,114	690,043

Spansion Inc.

Consolidated Balance Sheets—(Continued)

(in thousands, except par value and share amounts)

	Dec. 30, 2007	Dec. 31, 2006
Deferred income taxes	186	188
Long-term debt, less current portion	1,258,616	934,138
Long-term obligations under capital leases, less current portion	40,920	75,535
Other long-term liabilities	23,361	4,053

Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding		—
Class A common stock, $0.001 par value, 714,999,998 shares authorized, 135,371,515 and 134,219,224 shares issued and outstanding as of December 30, 2007 and December 31, 2006 (Note 15)	135	134
Class B convertible common stock, $0.001 par value, 1 share authorized, 0 and 1 share issued and outstanding as of December 30, 2007 and December 31, 2006 (Note 15)	—	—
Class C convertible common stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding as of December 30, 2007 and December 31, 2006 (Note 15)	—	—
Additional paid-in capital	2,221,175	2,204,513
Accumulated deficit	(552,667)	(279,181)
Accumulated other comprehensive loss	(36,195)	(79,706)

Total stockholders’ equity	1,632,448	1,845,760

Total liabilities and stockholders’ equity	$3,815,645	$3,549,717

See accompanying notes

Spansion Inc.

Consolidated Statements of Cash Flows

	Year Ended Dec. 30, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 25, 2005
	(in thousands)
Cash Flows from Operating Activities:
Net loss	$(263,496)	$(147,763)	$(304,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	517,281	536,993	542,286
Loss on pension curtailment	2,010	—	—
Loss on early extinguishment of debt	3,435	17,310	—
Provision for doubtful accounts	1,559	2,383	2,214
Benefit for deferred income taxes	(41,401)	(2,528)	(27,710)
Net gain on sale and disposal of property, plant, and equipment	(30,172)	(14,582)	(2,282)
Gain on sale of marketable securities	—	(6,884)	—
Compensation recognized under employee stock plans	16,138	17,424	231
Amortization of premium on floating rate notes and discount of senior subordinated and senior notes, net	2,309	3,158	—
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable from related parties/members	6,444	210,973	(34,097)
(Increase) decrease in other receivables from related parties/members	(9,548)	11,742	(6,312)
Decrease (increase) in trade account receivables	17,486	(202,359)	—
(Increase) decrease in inventories	(128,489)	4,304	404
Increase in prepaid expenses and other current assets	(11,606)	(2,374)	(16,873)
(Increase) decrease in other assets	(15,769)	3,700	(5,813)
Increase (decrease) in accounts payable and accrued liabilities to related parties/members	40,763	(111,776)	77,092
Increase in accounts payable and accrued liabilities	96,267	153,429	101,367
(Decrease) increase in accrued compensation and benefits	(3,767)	(13,403)	8,385
Increase (decrease) in income taxes payable	9,435	(8,725)	(14,324)
Increase (decrease) increase in deferred income on shipments to a related party/member	353	(31,672)	861
Increase in deferred income on shipments	7,107	32,267	—

Net cash provided by operating activities	216,339	451,617	321,313

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	190,532	20,075	6,409
Purchases of property, plant and equipment	(1,115,598)	(716,618)	(425,339)
Proceeds from maturity and sale of marketable securities	891,250	372,583	77,950
Purchases of marketable securities	(981,925)	(279,587)	(212,086)

Net cash used in investing activities	(1,015,741)	(603,547)	(553,066)

Spansion Inc.

Consolidated Statements of Cash Flows—(Continued)

	Year Ended Dec. 30, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 25, 2005
	(in thousands)
Cash Flows from Financing Activities:
Cash contribution from related parties/members	—	—	3,750
Cash distributions to related parties/members for stock-based compensation (Note 4)	—	(8,485)	(869)
Proceeds from sale-leaseback transactions	—	48,236	144,096
Proceeds from borrowings from related parties/members, net of issuance costs	—	—	158,970
Proceeds from borrowings, net of issuance costs	854,120	889,735	396,006
Payments on loans from related parties/members	—	(197,619)	(265,607)
Payments on debt and capital lease obligations	(603,819)	(402,711)	(364,257)
Proceeds from issuance of common stock, net of offering costs	76	67,813	525,612

Net cash provided by financing activities	250,377	396,969	597,701

Effect of exchange rate changes on cash and cash equivalents	(11,677)	8,316	2,303

Net (decrease) increase in cash and cash equivalents	(560,702)	253,355	368,251
Cash and cash equivalents at the beginning of period	759,794	506,439	138,188

Cash and cash equivalents at end of period	$199,092	$759,794	$506,439

Supplemental Cash Flows Disclosures:
Interest paid (including $ 0, $11,306, $30,944 of interest on obligations to related parties/members)	$95,392	$48,457	$45,111
Income taxes paid	9,650	6,229	17,540
Non-cash investing and financing activities:
Equipment sale-leaseback transactions	—	45,956	167,991
Contributed assets from AMD Investments, Inc., net	—	—	7,500
Contributed assets from Fujitsu Microelectronics Holding, Inc., net	—	—	7,500
Accrued capital distributions to (contribution from) members for stock-based compensation	—	(9,157)	9,166
Conversion of debt to common stock	—	—	100,000
Acquisition of assets from AMD	—	—	11,121

See accompanying notes

Spansion Inc.

Consolidated Statement of Stockholders’ Equity/Members’ Capital

(in thousands)

	Common Stock		Capital in Excess of Stated Value	Contributed Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity/ Members’ Capital
	Number of Shares	Amount
Balance at December 26, 2004	—	$—	$—	$1,475,241	$172,698	$(732)	$1,647,207

Contributed capital:
AMD Investments, Inc.	—	—	—	11,250	—	—	11,250
Fujitsu Microelectronics Holdings, Inc.	—	—	—	7,500	—	—	7,500

Distribution to members for stock-based compensation (Note 4):
AMD Investments, Inc.	—	—	—	(5,500)	—	—	(5,500)
Fujitsu Microelectronics Holding, Inc.	—	—	—	(3,666)	—	—	(3,666)

Comprehensive loss:
Net loss	—	—	—	—	(304,116)	—	(304,116)
Other comprehensive income:
Net unrealized gains on investment, net of taxes of $0	—	—	—	—	—	7,291	7,291
Net change in minimum pension liability, net of taxes of $0	—	—	—	—	—	10,792	10,792
Net change in cumulative translation adjustment	—	—	—	—	—	(74,624)	(74,624)

Total other comprehensive loss							(56,541)

Total comprehensive loss							(360,657)

Issuance of shares:
Issuance of common stock in initial public offering, net of issuance costs of $7,526	47,264	47	525,565	—	—	—	525,612
Conversion of debt to common stock	8,333	8	99,992	—	—	—	100,000
Conversion of contributed capital to common stock	72,549	73	1,484,752	(1,484,825)	—	—	—
Compensation recognized under employee stock plans	—	—	231	—	—	—	231

Balance at December 25, 2005	128,146	128	2,110,540	—	(131,418)	(57,273)	1,921,977

Comprehensive loss:
Net loss	—	—	—	—	(147,763)	—	(147,763)
Other comprehensive income:
Net unrealized gains on investment, net of taxes of $0	—	—	—	—	—	(407)	(407)
Net change in minimum pension liability, net of taxes of $0	—	—	—	—	—	7,412	7,412
Net change in cumulative translation adjustment	—	—	—	—	—	(11,801)	(11,801)
Reclassification adjustment for realized gain on sale of marketable securities included in net loss						(6,884)	(6,884)

Total other comprehensive loss							(11,680)

Total comprehensive loss							(159,443)
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	(10,753)	(10,753)
Stock-based compensation activity with related party, net	—	—	(415)	—	—	—	(415)
Discharge of stock-based compensation payable to AMD (Note 4)	—	—	9,157	—	—	—	9,157

Issuance of shares:
Vesting of RSUs	826	1	(1)	—	—	—	—
Issuance of common stock in secondary offering, net of issuance costs of $2,133	5,247	5	67,808	—	—	—	67,813
Compensation recognized under employee stock plans	—	—	17,424	—	—	—	17,424

Balance at December 31, 2006	134,219	134	2,204,513	—	(279,181)	(79,706)	1,845,760

Spansion Inc.

Consolidated Statement of Stockholders’ Equity/Members’ Capital—(Continued)

(in thousands)

	Common Stock		Capital in Excess of Stated Value	Contributed Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity/ Members’ Capital
	Number of Shares	Amount
Comprehensive loss:
Net loss					(263,496)		(263,496)
Other comprehensive income:
Change in pension plan, net of taxes of $0						2,269	2,269
Net change in cumulative translation adjustment						41,242	41,242

Total other comprehensive loss							43,511

Total comprehensive loss							(219,985)
Adjustment to initially apply Issue 06-2					(10,150)		(10,150)
Adjustment to initially apply FIN 48					160		160
Adjustment to common stock issuance costs			466				466

Issuance of shares:
Vesting of RSUs	1,148	1	(1)				—
Exercise of options	5	0	60				60
Compensation recognized under employee stock plans			16,137				16,137

Balance at Dec 30, 2007	135,372	$135	$2,221,175	$—	$(552,667)	$(36,195)	$1,632,448

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

History of the Company

In 1993, Advanced Micro Devices, Inc. (AMD) and Fujitsu Limited (Fujitsu) formed a corporate manufacturing venture, Fujitsu AMD Semiconductor Limited (FASL).

FASL produced wafers containing Flash memory circuits. These wafers were then sold to AMD and Fujitsu, who separated the circuits on each wafer into individual die, processed the die into finished goods and sold the finished Flash memory devices to their customers. AMD and Fujitsu performed all research and development activities for the design and development of Flash memory devices and developed the manufacturing processes that were to be used in the operation of the fabs to manufacture Flash memory devices. Through June 30, 2003, FASL contracted with AMD and Fujitsu for the receipt of certain support and administrative services.

As of June 30, 2003, in order to expand their existing manufacturing venture, AMD and Fujitsu formed a limited liability company called FASL LLC and later renamed Spansion LLC. In addition to its 49.992 percent ownership in FASL, AMD contributed to Spansion LLC its Flash memory inventory, its wafer manufacturing facility located in Austin Texas, its Flash memory research and development facility (the Submicron Development Center (SDC)) located in Sunnyvale, California, and its Flash memory assembly and test facilities located in Thailand, Malaysia and China. Fujitsu contributed to Spansion LLC its 50.008 percent ownership interest in FASL, its Flash memory inventory and its Flash memory assembly and test facilities located in Malaysia. Both AMD and Fujitsu transferred employees to Spansion LLC to perform various research and development, marketing and administration functions. AMD and Fujitsu also provided working capital to Spansion LLC in the form of cash contributions and loans. As a result, Spansion LLC began manufacturing finished Flash memory devices which through the first fiscal quarter of fiscal 2006 were exclusively sold to AMD and Fujitsu. In the second quarter of fiscal 2006, the Company began selling its products directly to customers previously served by AMD (See Note 5).

On December 21, 2005, Spansion LLC was reorganized into Spansion Inc. and completed its underwritten initial public offering (IPO) of its Class A common stock. The Company’s shares of Class A common stock trade on The Nasdaq Global Select Market under the symbol “SPSN.”

2. Basis of Presentation

Fiscal Year

The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. The year ended December 30, 2007 consisted of 52 weeks and the years ended December 31, 2006 and December 25, 2005 consisted of 53 and 52 weeks, respectively.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

Use of Estimates

The preparation of consolidated financial statements and disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Estimates are used to account for revenue, the allowance for doubtful accounts, product warranties, inventory valuation, impairment of long-lived assets, income taxes, stock-based compensation expenses and pension and postretirement benefits. Actual results may to differ from those estimates, and such differences may be material to the financial statements.

Financial Statements Reclassifications

Certain prior period amounts in the consolidated statements of operations and statements of cash flows have been reclassified to conform to the current period presentation. There is no material impact to the Company’s previously reported gross margin and no effect on results from operations due to these reclassifications.

Cash Equivalents

Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of purchase.

Marketable Securities

The Company’s investments in marketable securities consist of money market funds, commercial paper, and auction rate securities, which underlying assets are municipal bonds and student loans. These securities are designated as available-for-sale and are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax, a component of stockholders equity/members’ capital. The Company recognizes an impairment charge in earnings when the declines in the fair values of its investments below the cost basis are judged to be other-than-temporary. The Company considers various factors in determining whether to recognize a decline in value, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company has not recorded any such impairment in any of the periods presented. The cost of securities sold is based on the specific identification method. The Company classifies investments in marketable securities as current when, at the date of acquisition, their remaining time to maturity is less than or equal to 12 months or, if the time to maturity is greater than 12 months, when they represent investments of cash that are intended to be used in current operations.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on a variety of factors, including the length of time the receivable is past due, historical experience and the financial condition of customers.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended December 30, 2007, December 31, 2006 and December 25, 2005.

Year	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
	(in thousands)
2007	$4,597	$1,559	$—	$6,156
2006	$2,214	$2,383	$—	$4,597
2005	$—	$2,472	$258	$2,214

(1)	Uncollectible amounts written off, net of recoveries

Inventories

Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. Inventories in stock in excess of forecasted customer demand over the next six months are not valued. Obsolete inventories are written off.

Revenue Recognition

Prior to the second quarter of fiscal 2006, the Company generally recognized revenue when AMD and Fujitsu, the Company’s sole distributors, sold its products to their OEM customers. In the second quarter of fiscal 2006, the Company began selling its products directly to the customers previously served by AMD. Since such time, the Company generally recognizes revenue when it has sold its products to its OEM customers and title and risk of loss for the products have transferred to the OEM. Estimates of product returns and sales allowances, related to reasons other than product quality, are based on actual historical experience and are recorded as a reduction in revenue at the time revenue is recognized.

Beginning in the second quarter of fiscal 2006, the Company also began selling directly to distributors to whom it provided similar rights of return, stock rotation and price protection previously offered by AMD. The Company defers the recognition of revenue and related product costs on these sales as deferred income until the merchandise is resold by its distributors. The Company also sells some of its products to certain distributors under sales arrangements with terms that do not allow for rights of returns or price protection on unsold products held by them. In these instances, the Company recognizes revenue when it ships the product directly to the distributors.

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

The Company recognizes revenue net of sales taxes, use taxes and value-added taxes directly imposed by governmental authorities on the Company’s revenue producing transactions with its customers. The Company includes shipping costs related to products shipped to customers in cost of sales.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The estimated useful lives of property, plant and equipment for financial reporting purposes are as follows: machinery and equipment, two to seven years; buildings and building improvements, from five to twenty-six years; and leasehold improvements, the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements.

The Company capitalized interest costs of $16.9 million during fiscal 2007 in connection with its SP1 construction activities in Japan.

Impairment of Long-Lived Assets

For long-lived assets used in operations, the Company records impairment losses when indicators of impairment are present and the carrying value of the assets are not recoverable. Carrying values are not recoverable when the undiscounted cash flows estimated to be generated by those assets are less than their carrying value. If assets are determined to not be recoverable, impairment losses are measured based on the excess, if any, of the carrying value of these assets over their respective fair value. If impairment losses are recorded, the fair value of the assets would become the new cost basis. Fair value is determined by discounted future cash flow modeling, appraisals or other methods. For assets held for sale, impairment losses are measured as the excess of the carrying amount of the assets over their fair value less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as their carrying amount less salvage value, if any, at the time the assets cease to be used. Impairment losses were not material in any of the periods presented.

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

Foreign Currency Translation/Transactions

The functional currency of the Company and its foreign subsidiaries, except for its wholly owned subsidiary in Japan (Spansion Japan), is the U.S. dollar. Adjustments resulting from remeasuring the foreign currency denominated transactions and balances of these subsidiaries, other than Spansion Japan, into U.S. dollar are included in operations. Adjustments resulting from translating the foreign currency financial statements of Spansion Japan, for which the functional currency is the Japanese yen, into U.S. dollar denominations are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are recorded in cost of sales. The aggregate exchange gain (loss) included in determining net loss was $6.2 million, $(0.9) million and $(4.7) million for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively.

Derivative Financial Instruments

The Company has sales, expenses, assets and liabilities denominated in Japanese yen and other foreign currencies. Therefore, movements in exchange rates could cause net sales and expenses to fluctuate, affecting the Company’s profitability and cash flows. The Company’s general practice is to use foreign currency forward contracts to reduce its exposure to foreign currency exchange rate fluctuations. Realized and unrealized gains and

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

losses associated with these foreign currency contracts are reflected in the Company’s balance sheet and recorded in other current assets or accrued liabilities. Changes in fair value and premiums paid for foreign currency contracts are recorded directly in cost of sales. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on the Company’s operating results. All of the Company’s foreign currency forward contracts mature within twelve months. The Company does not use derivatives for speculative or trading purposes, nor does the Company designate its derivative instruments as hedging instruments, as defined by the Financial Accounting Standard Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

Research and Development Expenses

The Company expenses research and development costs in the period in which such costs are incurred.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses for the year ended December 30, 2007, December 31, 2006 and December 25, 2005 were approximately $7.4 million, $8.1 million and $4.8 million, respectively.

Net Loss per Share

Basic net loss per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. Weighted average shares for fiscal 2005 reflect the exchange of AMD’s and Fujitsu’s contributed capital for the Company’s Series A common stock in connection with the IPO, as if the exchange had occurred at the beginning of fiscal 2005.

For the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively, the Company excluded approximately 18.4 million, 16.8 million and 5.5 million potential dilutive shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon conversion of Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures because they had an antidilutive effect due to net losses recorded in each of those periods.

Income Taxes

In determining taxable income for financial statement reporting purposes, the Company must make estimates and judgments. These estimates and judgments are applied in the calculation of specific tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes.

The Company must assess the likelihood that it will be able to recover its deferred tax assets. Unless recovery of these deferred tax assets is considered more likely than not, the Company must increase its provision for taxes by recording a charge to income tax expense, in the form of a valuation allowance against those deferred tax assets for which it believes it is more likely than not they will be realized. The Company considers past performance, future expected taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

In addition, the calculation of the Company’s tax liabilities involves the application of complex tax rules and the potential for future adjustment by the relevant tax jurisdiction. If the Company’s estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result.

Accumulated Other Comprehensive Loss

The following are the components of accumulated other comprehensive loss:

	Dec. 30, 2007	Dec. 31, 2006
	(in thousands)
Unrecognized pension expense, net of tax benefits of ($5,429) in 2007 and 2006	$1,971	$(298)
Cumulative translation adjustment	(38,166)	(79,408)

Total accumulated other comprehensive loss	$(36,195)	$(79,706)

Stock-Based Compensation

Accounting Treatment for AMD Options Held by Spansion Employees

Prior to the IPO, the Company did not provide stock-based compensation to its employees or third parties. However, certain of the Company’s employees received stock options to purchase shares of AMD common stock from the Company’s then majority and controlling member, AMD who consolidated Spansion’s financial statements for financial reporting purposes. The Company accounted for AMD’s stock option grants and restricted stock unit, or RSU, awards to its employees under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, consistent with the accounting method followed by AMD for stock options and RSU awards issued to employees of the consolidated AMD group. The exercise price of these stock options was equal to the market price of AMD’s common stock on the date of grant. The Company reimbursed AMD for these stock options based on an agreed amount equal to the grant-date fair value of the stock options calculated using the Black-Scholes-Merton valuation model, less a 15 percent discount (the “grant-date fair value”). The Company recorded a liability for amounts due to AMD under this arrangement with a corresponding reduction to additional paid-in capital. Reimbursements to AMD, which commenced on the last day of the quarter following the quarter in which the stock options were granted, were payable in sixteen equal quarterly installments through fiscal 2009 (See Note 4).

Subsequent to the Company’s IPO and the cessation of AMD’s consolidation of Spansion’s financial statements, these awards were being accounted for under variable fair value accounting following the guidance in Emerging Issues Task Force (EITF) Issue No. 96-18 (Issue 96-18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Good or Services,” and EITF Issue No. 00-12 (Issue 00-12), “Accounting by an Investor for Stock-Based Compensation Granted to Employee of an Equity Method Investee,” and continue to be remeasured to their fair value in future periods until they are fully vested (See Note 4).

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Spansion Stock-Based Incentive Compensation Plans

The Company adopted FASB Statement No. 123 (revised 2004) (Statement 123(R)), Shared-Based Payment, using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of the Company’s fiscal year ending December 31, 2006. The Company’s consolidated financial statements as of and for the years ended December 30, 2007 and December 31, 2006 reflect the impact of Statement 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the year ended December 25, 2005 have not been restated to reflect, and do not include, the impact of Statement 123(R).

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 regarding the SEC’s interpretation of Statement 123(R) and the valuation of share-based payments for public companies. The Company applied the provisions of SAB 107 in its adoption of Statement 123(R).

The Company estimated the fair value of its stock-based awards to employees using Black-Scholes-Merton option pricing model. Stock-based compensation expense recognized during a period is based on the higher of the grant-date fair value of the portion of share-based payment awards that is ultimately expected to vest, or actually vests, during the period. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 30, 2007 and December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 25, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of FASB Statement No. 123 (statement 123), Accounting for Stock-Based Compensation, and compensation expense for the share-based payment awards granted subsequent to December 25, 2005 based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Compensation expense for all share-based payment awards was recognized using the straight-line attribution method reduced for estimated forfeitures. Prior to the fourth quarter of 2007, the Company did not have sufficient historical forfeiture experience related to its own stock-based awards and therefore, estimated its forfeitures based on the average of its own fiscal 2006 forfeiture rate and AMD’s historical forfeiture rates, as the Company believed these forfeiture rates to be the most indicative of its own expected forfeiture rate. Beginning the fourth quarter of fiscal 2007, the Company estimated forfeitures based on the weighted average of its own fiscal 2007 and 2006 forfeiture rates. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information for the year ended December 25, 2005, the Company accounted for forfeitures as they occurred.

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issue Task Force (EITF) Issue No. 06-2 (Issue 06-2), Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate. If such benefits are deemed to accumulate, they should be accrued for as compensation expense over the employee’s requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. Prior to December 30, 2007, the Company’s Sabbatical Program provided for eight weeks of paid leave for exempt US employees, and its Recognition Trip Program provided for one week of paid leave and a fixed cash compensation for non-exempt US employees, upon the completion of seven years of credited service. Effective December 29, 2007, the Company discontinued these programs, and implemented a new Sabbatical Program that provides for two weeks of paid leave for all regular US employees upon the completion of five years of credited service. Prior to the adoption of the Issue, the Company accounted for benefits under the old Sabbatical and Recognition programs only after the completion of the seven years by the eligible employees because none of the benefits vest or accrete to the employee until completion of the full seven years of service. The Company adopted this Issue beginning January 1, 2007 using the cumulative effect adjustment approach. With the adoption of Issue 06-2, the Company began accounting for those programs, and it now accounts for benefits under the new Sabbatical Program by recording the estimated total program payouts upon attaining the requisite service conditions as compensation expense ratably over each employee’s requisite service period. The adoption of this Issue resulted in an increase to the Company’s accumulated deficit of approximately $10.2 million as of the beginning of fiscal 2007. The effect of this change on the Company’s consolidated statement of operations for the year ended December 30, 2007 was not material.

In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption on January 1, 2007 did not have a material effect on the Company’s consolidated financial statements. As of the date of adoption, the Company’s total gross unrecognized tax benefits were $2.7 million, of which $0.2 million, if recognized, would affect the Company’s effective tax rate. The recognition of the remaining unrecognized tax benefits would be offset by a change in valuation allowance.

In September 2006, the FASB issued Statement No. 157 (Statement 157), Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of Statement 157 are effective for the fiscal years beginning after November 15, 2007; and the Company determined upon adoption of this standard as of January 1, 2008 that it did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 (Statement 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. Under Statement 159, a company may choose, at specified election dates, to measure eligible financial instrument and certain other items

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective as of the beginning of the fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of Statement 159 on its financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160 (Statement 160), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. Statement 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. Statement 160 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 30, 2007, the Company did not have any minority interests. The adoption of Statement 160 will not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), (Statement 141(R)), Business Combinations, which will change the accounting for business combinations. Under Statement 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions and will also change the accounting treatment and disclosure for certain specific items in a business combination. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted and Statement 141 (R) will apply to the Company for the fiscal year beginning January 1, 2009. The Company expects Statement 141(R) to have an impact on accounting for business combinations once adopted. Accordingly, any business combinations the Company engages in prior to the adoption of Statement 141(R) will be recorded and disclosed following existing GAAP until January 1, 2009.

In December 2007, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 110 (SAB 110), which clarified the views of the SEC staff regarding the continued use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R). Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of a share option. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, Share-Based Payment, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company has used the simplified method since its initial public offering on December 21, 2005 and believes that it will continue to use this method upon the adoption of SAB 110, which is effective January 1, 2008, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of share options since its initial public offering.

4. Stock-Based Compensation

AMD Stock Options

Through December 25, 2005, AMD granted stock options to the Company’s employees with an aggregate grant-date value of approximately $19.4 million. The Company paid AMD approximately $8.5 million and $0.9 million for stock options during the years ended December 31, 2006 and December 25, 2005, respectively. The Company’s outstanding liability to AMD for stock option reimbursements as of December 25, 2005 was approximately $17.1 million. On November 21, 2006, the Company closed a public offering of its Class A

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

common stock held by AMD and Fujitsu. As a result of the offering, AMD’s ownership interest in the Company dropped below 30 percent and, by their terms all unvested AMD stock options and AMD RSU awards held by the Company’s employees were forfeited and cancelled. The Company wrote off its remaining liability to AMD of approximately $9.2 million against additional paid-in capital, a component of stockholders’ equity, because the original agreed upon value of these awards to be paid to AMD was recorded as a reduction of contributed capital, a component of stockholders’ equity. In addition, upon cancellation of the options in the fourth quarter of fiscal 2006, the Company reversed approximately $6 million of previously recorded compensation expense associated with these forfeited and cancelled awards against additional paid-in capital, which had been recorded using variable fair value accounting pursuant to EITF Issues 96-18 and 00-12.

Spansion Stock-Based Incentive Compensation Plans

Plan Descriptions

2005 Equity Incentive Plan

In fiscal 2005, the Company’s stockholders approved the Spansion Inc. 2005 Equity Incentive Plan (the 2005 Plan) under which 9,500,000 shares of Class A common stock had been reserved and made available for issuance in the form of equity awards, including incentive and nonqualified stock options and RSU awards. On May 29, 2007, the Company’s stockholders approved the Spansion Inc. 2007 Equity Incentive Plan (the 2007 Plan) (see below); at that time, the Company discontinued granting awards under the 2005 Plan.

The 2005 Plan was administered by the Compensation Committee of the Company’s Board of Directors, and with respect to that plan, the Committee had the authority to, among other things, grant awards, delegate certain of its powers, accelerate or extend the vesting or exercisability of awards and determine the date of grant of an award. Shares that are subject to or underlie awards that expired or for any reason were cancelled, terminated or forfeited, or failed to vest prior to implementation of the 2007 Plan were again available for grant under the 2005 Plan. Shares that are subject to or underlie awards that expired or for any reason were cancelled, terminated or forfeited, or failed to vest after implementation of the 2007 Plan are again available for grant under the 2007 Plan. The maximum term of any stock option granted under the 2005 Plan is 10 years from the date of grant and the exercise price of each option is determined under the applicable terms and conditions as approved by the Compensation Committee.

The 2005 Plan provided for awards that may be granted to an officer or employee, a consultant or advisor, or a non-employee director of the Company or its subsidiaries; provided that, the incentive stock options granted under the 2005 Plan could be granted only to employees of the Company or its subsidiaries. The exercise price of each incentive stock option was required to be not less than 100 percent of the fair market value of our Class A common stock on the date of grant (not less than 110 percent if such stock option is granted to a person who has more than 10 percent of the total voting power of all classes of our stock).

The 2005 Plan provided for payment of the exercise price of options in the form of, among other things, cash, services rendered, notice and third party payments as authorized by the Compensation Committee, delivery of shares of common stock and cashless exercise with a third party who provides financing for the purposes of the purchase or exercise of the award.

The Compensation Committee could, in its discretion, accelerate vesting of awards under the plan under certain circumstances, including:

•

the acquisition by a person other than AMD or its affiliates of more than 33 percent of either the then outstanding shares of our common stock or the combined voting power entitled to vote in the election of

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Although grants are no longer awarded under the 2005 Plan, outstanding grants that were awarded under that plan continue to be administered by the Compensation Committee.

2007 Equity Incentive Plan

On May 29, 2007, the Company’s stockholders approved the Spansion Inc. 2007 Equity Incentive Plan (the 2007 Plan). The 2007 Plan is administered by the Compensation Committee of the Company’s Board of Directors, and with respect to this plan, the Committee has the authority to, among other things, grant awards, delegate certain of its powers, accelerate or extend the vesting or exercisability of awards and determine the date of grant of an award subject to certain restrictions. The 2007 Plan provides that grants may be awarded to an officer or employee, a consultant or advisor, or a non-employee director of the Company or its subsidiaries. Stock options and RSU awards issued under the 2007 Plan generally vest 25 percent after one year, and the balance vest ratably on a quarterly basis over the following three years and expire if not exercised by the seventh anniversary of the grant date. RSU awards have no exercise price or expiration date.

The maximum number of shares of the Company’s Class A Common Stock that may be issued or transferred pursuant to awards under the 2007 Plan equals the sum of: (1) 6,675,000 shares, plus (2) the number of shares that were available for award grant purposes under the 2005 Plan as of May 29, 2007, plus (3) the number of any shares subject to stock options and restricted stock or RSU awards granted under the 2005 Plan and outstanding as of May 29, 2007 which expire, or for any reason are cancelled or terminated, after that date without being exercised or paid. As of May 29, 2007, approximately 920,523 shares were available for award grant purposes under the 2005 Plan, and approximately 7,091,852 shares were subject to options and restricted stock or RSU awards then outstanding under the 2005 Plan.

The Compensation Committee may, in its discretion, accelerate vesting of awards under the plan under certain circumstances, including:

•	the acquisition by a person of more than 33 percent of either the then outstanding shares of our common stock or the combined voting power entitled to vote in the election of directors.

•	a change in the Board such that individuals who comprised the Board at the effective date of the 2005 Equity Incentive Plan cease to constitute at least a majority of the Board; and

•	the consummation of a reorganization, share exchange, merger, consolidation, or a sale or other dispositions of all or substantially all of our assets.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Shares Available to Grant

Number of shares available for grant under the 2007 Plan:

Number of shares available for grant under the 2007 Equity Incentive Plan:
Amount reserved for grant(1)	7,595,523
Shares available under the 2005 Plan(2)	360,839
Stock options granted through December 30, 2007, net of cancelled stock options	(209,250)
RSU awards granted through December 30, 2007, net of cancelled RSU awards	(240,685)

Shares available for grant under the 2007 Plan	7,506,427

(1)	The 7,595,523 shares reserved for grant under the 2007 Plan consisted of 6,675,000 shares approved for grant under the 2007 Plan and 920,523 shares transferred from the 2005 Plan.
(2)	The shares available under the 2005 Plan were related to stock options or RSU awards, which were cancelled subsequent to May 29, 2007 and thus available for grant under the 2007 Plan.

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense, by financial statement caption, resulting from the Company’s stock options and restricted stock unit awards for the years ended December 30, 2007 and December 31, 2006:

	Year Ended Dec. 30, 2007	Year Ended Dec. 31, 2006
	(in thousands)
Cost of sales	$4,539	$5,650
Research and development	4,335	4,667
Sales, general and administrative	7,263	6,988

Stock-based compensation expense before income taxes	16,137	17,305

Income tax benefit(1)	—	—

Stock-based compensation expense after income taxes(1)	$16,137	$17,305

(1)	There is no income tax benefit relating to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subjected to a full valuation allowance.

The weighted average fair value of the Company’s stock options granted in the years ended December 30, 2007 and December 31, 2006 was $4.81 and $7.82 per share, respectively. The fair value of each stock option was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants:

	Weighted Average for the Year Ended Dec. 30, 2007	Weighted Average for the Year Ended Dec. 31, 2006
Expected volatility	49%	58%
Risk-free interest rate	4.73%	4.82%
Expected term (in years)	4.61	4.60
Dividend yield	0%	0%

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company’s dividend yield is zero because the Company has never paid dividends and does not have plans to do so over the expected life of the stock options. The expected volatility is based on the Company’s historical volatility since its initial public offering in December 2005 and the volatilities of the Company’s competitors who are in the same industry sector with similar characteristics (“guideline” companies) given the limited historical realized volatility data of the Company. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bond with a remaining term equal to the expected stock option life. The expected term is based on the “shortcut approach” provided in SAB 107 for developing the estimate of the expected life of a “plain vanilla” stock option. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

As of December 30, 2007, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $46.2 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2011.

Pro Forma Stock-Based Compensation

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Statement 123 to options granted under the Company’s stock option plan for fiscal 2005. The pro forma stock-based compensation includes the impact for AMD stock options awarded to Spansion employees.

Year Ended Dec. 25, 2005
(in thousands, except per share amounts)
Net loss—as reported	$(304,116)
Stock-based compensation expense related to stock-based awards, net of tax	(3,421)

Net loss, including the effect of stock-based compensation expense	$(307,537)

Basic and diluted net loss per common share—as reported	$(4.15)
Basic and diluted net loss per common share—pro forma	$(4.19)

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information for the period presented:

	Number of Shares	Average Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in thousands)
Options:
Outstanding as of December 26, 2005(1)	1,949,750	$12.00
Granted	462,500	$14.93
Cancelled	(277,344)	$12.00

Outstanding as of December 31, 2006	2,134,906	$12.63	6.08	$4,761

Granted	1,770,062	$10.39
Cancelled	(363,000)	$12.45
Exercised	(5,000)	$12.00

Outstanding as of December 30, 2007	3,536,968	$11.53	5.66	$—

Exercisable as of December 30, 2007(2)	841,359	$12.39	5.03	$—

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

(1)	Outstanding shares at the beginning of fiscal 2006 were the shares granted upon the Company’s initial public offering (IPO) on December 15, 2005.
(2)	There were 841,359 shares vested and exercisable as of December 30, 2007, with a total grant date fair value of approximately $10.4 million.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.99 as of December 28, 2007, which was the last trading day prior to December 30, 2007, which would have been received by the stock option holders had all stock option holders exercised their stock options as of that date.

The following table summarizes RSU award activity and related information for the period presented:

	Number of Shares	Weighted- Average Grant-date Fair Value
Restricted Stock Untis:
Unvested as of December 26, 2005 (1)	3,604,090	$12.00
Granted	362,434	$15.23
Cancelled	(217,021)	$13.02
Vested	(825,888)	$12.00

Unvested as of December 31, 2006	2,923,615	$12.33

Granted	1,680,532	$10.35
Cancelled	(303,430)	$11.95
Vested	(1,147,291)	$12.27

Unvested as of December 30, 2007	3,153,426	$11.33

(1)	Unvested shares at the beginning of fiscal 2006 were the shares granted upon the Company’s IPO on December 15, 2005.

Employee Stock Purchase Plan

The 2005 Employee Stock Purchase Plan was approved by the Company’s Board of Directors but has not been implemented. This plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code with the purpose of providing eligible employees (including officers) and eligible employees of participating subsidiaries with an opportunity to purchase Class A common stock through payroll deductions. The 2005 Employee Stock Purchase Plan would allow eligible and participating employees to purchase, through payroll deductions, shares of Class A common stock at a discount, not to exceed 15 percent, applied to either (1) the fair market value per share of Class A common stock on the first business date of an offering period, or (2) the fair market value per share of Class A common stock on the last business date of that offering period. The Company has reserved 2,250,000 shares of Class A common stock available for issuance under this plan. As of December 30, 2007, no shares have been issued under this plan and the Company has not determined whether it will issue shares under this plan in the future. If an employee stock plan as described here is implemented in the future, it will be administered by the Compensation Committee.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The following tables present significant related party transactions and account balances between the Company and AMD (see Note 9 for separate disclosure of borrowing arrangements with related parties):

	Year Ended Dec. 30, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 25, 2005
	(in thousands)
Net sales to AMD(1)	$—	$336,172	$1,114,150

Cost of sales:
Royalties to AMD	$3,184	$6,228	$13,760

Service fees to AMD(2):
Cost of sales	$(1,395)	$3,276	$21,397
Research and development	205	11,591	21,213
Sales, general and administrative	476	19,981	50,229

Total service fees to AMD	$(714)	$34,848	$92,839

Cost of employees seconded from AMD
Sales, general and administrative	$—	$—	$1,199

(1)	In the second quarter of fiscal 2006, the Company began selling its products directly to the customers previously served by AMD.
(2)	Service fees to AMD are net of reimbursements from AMD, primarily for facility related charges.

	Dec. 30, 2007	Dec. 31, 2006
	(in thousands)
Trade accounts receivable from AMD, net of allowance for doubtful accounts	$2,976	$3,400
Other receivables from AMD	$6,488	$2,325
Accounts payable to AMD	$3,597	$1,513
Royalties payable to AMD	$1,629	$3,130
Accrued liabilities to AMD	$—	$43

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The following tables present the significant related party transactions and account balances between the Company and Fujitsu (see Note 9 for separate disclosure of borrowing arrangements with related parties):

	Year Ended Dec. 30, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 25, 2005
	(in thousands)
Net sales to Fujitsu	$873,560	$932,623	$888,655

Cost of sales:
Royalties to Fujitsu	$3,184	$6,228	$13,760
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	75,515	117,999	69,219
Subcontract manufacturing and commercial die purchases from Fujitsu	22,110	66,095	129,477
Wafer purchases, processing and sort services from Fujitsu(1)	188,133	—	—
Net gain recognized on sale of assets to Fujitsu on April 2, 2007(1)	(30,191)	—	—
Reimbursement on costs of employees seconded to Fujitsu(1)	(21,040)	—	—
Pension curtailment loss(1)	2,010	—	—
Equipment rental income from Fujitsu(1)	(5,848)	—	—
Administrative services income from Fujitsu(1)	(1,138)	—	—

	$232,735	$190,322	$212,456

Service fees to Fujitsu:
Cost of sales	$739	$2,269	$3,271
Research and development	950	2,453	6,501
Sales, general and administrative	1,079	4,220	10,339

Service fees to Fujitsu	$2,768	$8,942	$20,111

Cost of employees seconded from Fujitsu:
Cost of sales	$—	$27	$742
Research and development	—	61	4,280
Sales, general and administrative	—	95	2,135

Cost of employees seconded from Fujitsu	$—	$183	$7,157

(1)	These amounts relate to the JV1/JV2 Transaction which was consummated on April 2, 2007.

	Dec. 30, 2007	Dec. 31, 2006
	(in thousands)
Trade accounts receivable from Fujitsu	$183,670	$190,328
Other receivables from Fujitsu	$5,385	$—
Accounts payable to Fujitsu	$53,332	$13,046
Royalties payable to Fujitsu	$1,629	$3,130
Accrued liabilities to Fujitsu	$6,461	$4,970

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Fujitsu provides test and assembly services to the Company on a contract basis. The Company also purchases commercial die from Fujitsu, which is packaged together with the Company’s Flash memory devices.

Fujitsu seconded certain employees to the Company until the second quarter of fiscal 2006. The Company paid these employees directly.

JV1/JV2 Transaction and Related Agreements

On April 2, 2007, Spansion Japan closed the JV1/JV2 Transaction pursuant to the Asset Purchase Agreement dated as of September 28, 2006 (the “JV1/JV2 Closing”). Under the terms of the Asset Purchase Agreement, Spansion Japan sold two wafer fabrication facilities located in Aizu-Wakamatsu, Japan (“JV1/JV2 Facilities”), to Fujitsu together with its manufacturing equipment, inventory and other tangible assets located at the JV1/JV2 Facilities and received proceeds of approximately $170.0 million in cash from Fujitsu. In conjunction with the JV1/JV2 Transaction on April 2, 2007, Spansion Japan also sold certain equipment located at the JV1/JV2 Facilities to an unrelated third party Japanese corporation for approximately $24.0 million who is leasing the equipment to Fujitsu.

In connection with the JV1/JV2 Transaction, Spansion Japan and Fujitsu also entered into the following agreements:

Foundry Agreement

Spansion Japan and Fujitsu entered into a Foundry Agreement, pursuant to which Fujitsu provides the Company certain foundry services for the manufacture of the Company’s products at the JV1/JV2 Facilities.

Fujitsu began to provide foundry services to the Company commencing on April 2, 2007. The terms of the Foundry Agreement commit the Company to purchase a minimum specified number of wafers (within a range) over an initial period from April 2007 to June 2008 and provide for financial penalties if such purchase commitments are not achieved. The initial term of the Foundry Agreement ends on December 31, 2009. Spansion Japan and Fujitsu have agreed to enter into discussions in the first half of 2008 in order to decide whether or not to extend the initial term of the Foundry Agreement and Fujitsu has agreed to give Spansion Japan at least 12 months prior notice of its intent to cease providing foundry services to Spansion Japan under the Foundry Agreement. Either Spansion Japan or Fujitsu may terminate the Foundry Agreement in the event that the other party fails to correct or cure its material breach under the Foundry Agreement within 60 days of receipt of written notice from the non-defaulting party specifying such breach.

Secondment and Transfer Agreement

Spansion Japan and Fujitsu entered into a Secondment and Transfer Agreement, (the “Secondment Agreement”), pursuant to which Spansion Japan seconded certain employees to Fujitsu commencing April 2, 2007. In addition, certain employees will ultimately be transferred to Fujitsu. Unless the parties otherwise agree, the period of secondment for seconded employees not designated for transfer will end no later than June 30, 2008, and no later than December 31, 2009 for seconded employees designated for transfer.

The seconded employees remain employees of Spansion Japan and remain eligible to participate in Spansion Japan’s various benefit plans through the term of the secondment. Fujitsu is required to reimburse Spansion Japan for all compensation and expenses associated with such seconded employees and incurred by Spansion Japan during the secondment period.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Services Agreement

Spansion Japan and Fujitsu entered into a Services Agreement (the “Services Agreement”), pursuant to which Spansion Japan will provide certain human resource services and information technology services to Fujitsu (collectively, the “Services”). Any services are to be provided pursuant to statements of works, which may be updated by Spansion Japan and Fujitsu from time to time upon mutual agreement. Spansion Japan will provide the Services to Fujitsu at cost plus five percent. The term of the Services Agreement commenced on April 2, 2007 and is effective until March 31, 2009. Fujitsu may terminate all or a part of any individual Service at any time with six months’ advance notice to Spansion Japan.

The total gain from the Transaction, which was the difference between the sales proceeds and the net book value of the assets sold under the terms of the agreement, was approximately $72.5 million. The Company accounted for the Transaction as a sale of real estate that included property improvements and integral equipment in accordance with FASB Statement No. 66, Accounting for Sales of Real Estate, because the building was subject to an existing lease of the underlying land. The Company determined that continuing involvement existed with Fujitsu under the Foundry Agreement effective until December 2009 and, accordingly, will recognize the gain as a reduction of cost of sales over the term of the Foundry Agreement (i.e., over the period of continuing involvement).

Amendment of Fujitsu Distribution Agreement

On December 28, 2007, the Company entered into Amendment No. 1 to the Amended and Restated Fujitsu Distribution Agreement effective as of October 1, 2007 (the “Amendment”) with Fujitsu, which amends the Amended and Restated Distribution Agreement between the Company and Fujitsu (the “Fujitsu Agreement”) dated December 21, 2005.

Among other terms, the Amendment provides the following changes to the Fujitsu Agreement:

•	Fujitsu will no longer have territorial exclusivity in Japan, but subject to certain performance criteria, will continue to have exclusive distribution rights to certain accounts in Japan.

•	Beginning on April 1, 2008, the Company may enter into distribution agreements with Fujitsu’s sub-distributors in Japan.

•	Certain provisions that contained contingencies related to Fujitsu’s level of stock ownership in the Company were deleted.

•	The Company agreed to negotiate in good faith a successor distribution agreement with Fujitsu Electronics, Inc., or such other semiconductor sales group affiliate of Fujitsu.

•	The Fujitsu Agreement will have a termination date of September 30, 2008 unless earlier terminated.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities, trade receivables and foreign currency forward contracts. The Company places its investments in cash equivalents and marketable securities with high quality credit financial institutions and, by policy, limits the amount of credit exposure with any one financial institution.

Concentration of credit risk with respect to trade receivables exists because the Company sells a significant portion of its products directly to Fujitsu. Trade accounts receivable from Fujitsu comprised approximately 50 percent and 48 percent of the total consolidated trade accounts receivable balance as of December 30, 2007 and December 31, 2006, respectively. However, the Company does not believe the receivable balances from Fujitsu subject the Company to significant credit risk as historical losses have not been significant and Fujitsu’s own customer base represents a large number of geographically diverse companies. Fujitsu is required to pay its trade receivables regardless of whether it can collect from its customers. The Company does not require collateral or other security from Fujitsu or other customers.

The counterparties relating to the Company’s financial activities, including investing, borrowing and foreign exchange hedging, consist of large international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit ratings and limits the financial exposure and the notional amount of agreements entered into with any one financial institution. While the notional amounts of derivative financial instruments are often used to express the volume of these transactions, the potential accounting loss on these transactions if all counterparties failed to perform is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties. As of December 30, 2007 and December 31, 2006, the Company had a total notional amount of approximately $120.5 million and $10.9 million in outstanding foreign currency forward exchange contracts, respectively. As of December 30, 2007 and December 31, 2006, the fair values of the Company’s foreign currency forward contracts were not significant.

7. Financial Instruments

Cash equivalents and marketable securities held by the Company as of December 30, 2007 and December 31, 2006 are as follows:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(in thousands)
2007
Cash equivalents:
Money market funds	$66,500	$—	$66,500
Commercial paper	29,869	—	29,869

Total cash equivalents	96,369	—	96,369

Marketable securities:
Auction rate securities	216,650	—	216,650

Total marketable securities	216,650	—	216,650

Total cash equivalents and marketable securities	$313,019	$—	$313,019

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(in thousands)
2006
Cash equivalents:
Money market funds	$67,000	$—	$67,000
Commercial paper	565,660	—	565,660

Total cash equivalents	632,660	—	632,660

Marketable securities:
Auction rate securities	125,975	—	125,975

Total marketable securities	125,975	—	125,975

Total cash equivalents and marketable securities	$758,635	$—	$758,635

As of December 30, 2007, all investments in the Company’s portfolio were either cash equivalents or marketable securities. Marketable securities include auction rate securities, which underlying assets are municipal bonds and student loans, with scheduled rate and liquidity resets of 35 days or less. There were no disruptions in the auction process of these securities during fiscal 2007 or fiscal 2006. These marketable securities are classified as current as they are intended to be used in current operations.

As of December 30, 2007 and December 31, 2006, the Company’s amortized cost of the cash equivalents and marketable securities approximated the fair values of the securities and the unrealized gains and losses on these securities were not significant. The commercial paper instruments all have contractual maturities of less than one year. The auction rate securities have underlying assets of municipal bonds and student loans not due at a single maturity date. The money market funds are available on demand.

Fair Value of Other Financial Instruments

Substantially all of the Company’s long-term debt is traded in the market and the fair value is based on the quoted market price as of December 28, 2007. The fair value of the Company’s long-term debt that is not traded in the market is estimated by considering the Company’s credit rating, the interest rates and the terms of the debt. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	Dec. 30, 2007		Dec. 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Debt obligations	$1,327,321	$1,152,207	$980,307	$1,024,926
Debt obligations to related parties	—	—	500	500

Total debt obligations	$1,327,321	$1,152,207	$980,807	$1,025,426

The fair value of the Company’s accounts receivable and accounts payable approximate their carrying value based on existing payment terms.

8. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Changes in the Company’s liability for product warranty during the years ended December 30, 2007, December 31, 2006 and December 25, 2005 are as follows:

	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
	(in thousands)
Balance, beginning of fiscal year	$1,350	$1,000	$600
Provision for warranties issued	4,593	4,529	2,418
Settlements	(2,065)	(5,562)	(5,246)
Changes in liability for pre-existing warranties during the period, including expirations	(2,573)	1,383	3,228

Balance, end of fiscal year	$1,305	$1,350	$1,000

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

9. Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	Dec. 30, 2007	Dec. 31, 2006
	(in thousands)
Debt obligations to related parties:
Promissory Note	$—	$500

Total debt obligations to related parties	—	500
Debt obligations to third parties:
Spansion China Bank Enterprise Cooperation Loan Facility	5,405	7,925
Senior Notes	230,628	228,231
Spansion Japan 2006 Revolving Credit Facility	—	8,402
Spansion Penang Loan	2,028	3,543
Spansion Japan 2006 Merged Revolving Credit Facility	—	16,804
Exchangeable Senior Subordinated Debentures	207,000	207,000
Spansion Japan 2006 Uncommitted Revolving Credit Facility	—	8,402
Senior Secured Term Loan Facility	—	500,000
Spansion Japan 2007 Credit Facility	256,503	—
Senior Secured Floating Rate Notes	625,757	—
Obligations under capital leases	74,012	137,240

Total debt obligations to third parties	1,401,333	1,117,547

Total debt obligations	1,401,333	1,118,047
Less: current portion	101,797	108,374

Long-term debt and capital lease obligations, less current portion	$1,299,536	$1,009,673

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Debt Obligations to Related Parties

Promissory Note

On February 27, 2006, the Company purchased a software license from AMD and, as payment, the Company issued a $3.0 million Promissory Note to AMD. In October, 2007, the Company repaid the remaining outstanding principal of $0.5 million.

Debt Obligations to Third Parties

Spansion China Bank Enterprise Cooperation Loan Facility

On December 1, 2005, Spansion China entered into a bank enterprise cooperation agreement with a local financial institution, effective as of October 24, 2005. Under the terms of the agreement, Spansion China may draw under two credit facilities, equal to U.S. $26 million and RMB 176 million (approximately $22 million as of October 24, 2005), respectively. Borrowings must be used for working capital purposes. The two credit facilities terminate on June 22, 2008. The interest rate for each loan denominated in RMB is a floating rate per annum and is set at the time each loan agreement is entered into. The interest rate may thereafter be adjusted every 12 months at a rate equal to the benchmark rate published by the People’s Bank of China for RMB loans of the same term less a ten percent discount. The interest rate for each loan denominated in U.S. dollars is a floating rate per annum and is initially set at the time each revolving loan agreement is entered into, ranging from 5.75 percent to 6.24 percent for the outstanding balance as of December 30, 2007. The interest rate is thereafter adjusted every six months at a rate equal to the six-month LIBOR plus one percent. The U.S. dollar denominated loan agreements are unsecured. Under the terms of the agreements, Spansion China is prohibited from encumbering any of its assets.

As of December 30, 2007 and December 31, 2006, the amounts outstanding under the U.S. dollar denominated loan agreement were approximately $5.4 million and $7.9 million, respectively. There was no amount outstanding under the RMB credit facility as of December 30, 2007 and as of December 31, 2006.

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Spansion Japan 2006 Revolving Credit Facility

On December 26, 2005, Spansion Japan entered into an uncommitted revolving credit facility agreement with a certain Japanese financial institution in the aggregate principal amount of up to 3.0 billion yen.

On December 15, 2006, Spansion Japan borrowed 1.0 billion yen (approximately $8.4 million as of December 31, 2006) under this facility. In March 2007, Spansion Japan repaid the remaining principal balance of approximately $8.4 million and accrued interest under this facility and voluntarily terminated the facility.

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

As of December 30, 2007, the amount outstanding under this loan facility was approximately 6.7 million Malaysian ringgit (approximately $2.0 million).

Spansion Japan 2006 Merged Revolving Credit Facility

On March 31, 2006, Spansion Japan entered into an Amended and Restated Uncommitted Revolving Credit Facility Agreement with a Japanese financial institution (the Spansion Japan 2006 Merged Revolving Credit Facility), which provided for a revolving credit facility in the aggregate principal amount of up to 8.0 billion yen.

On December 15, 2006, Spansion Japan borrowed 2.0 billion yen (approximately $16.8 million as of December 31, 2006) under this facility. In April 2007, Spansion Japan repaid the remaining principal balance of approximately $16.8 million and accrued interest under this facility. On December 28, 2007, Spansion Japan voluntarily terminated this facility.

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

The Debentures were not exchangeable prior to January 6, 2007. On January 6, 2007, the Debentures became exchangeable for shares of the Company’s Class A common stock, cash or a combination of cash and shares of such Class A common stock, at the Company’s option. Full conversion of the Debentures into shares would result in an initial exchange rate of 56.7621 shares of Class A common stock per debenture representing an initial exchange price of approximately $17.6174 per share of Spansion Inc. Class A common stock. The debentures have not been exchanged for Class A common stock as of December 30, 2007.

The Company, at any time prior to maturity may make an irrevocable election to satisfy the exchange obligation in cash up to 100 percent of the principal amount of the debentures exchanged, with any remaining amount to be satisfied in shares of Class A common stock or a combination of cash and shares of Class A

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Spansion Japan 2006 Uncommitted Revolving Credit Facility

On September 29, 2006, Spansion Japan entered into the Spansion Japan 2006 Uncommitted Revolving Credit Facility Agreement with a Japanese financial institution, which provided for a revolving credit facility in the aggregate principal amount of up to 2.0 billion yen.

On December 15, 2006, Spansion Japan borrowed 1.0 billion yen under this facility. In April 2007, Spansion Japan repaid the remaining principal balance of approximately $8.4 million and accrued interest under this facility. On December 28, 2007, Spansion Japan voluntarily terminated this facility.

Senior Secured Term Loan Facility

On November 1, 2006, Spansion LLC entered into a Senior Secured Term Loan Facility with a certain domestic financial institution, in the aggregate amount of $500 million. In May 2007, the Company repaid and cancelled the Senior Secured Term Loan Facility of $500.0 million principal amount. The Company recognized a loss on early extinguishment of debt of approximately $3.4 million as a result of the write-off of unamortized Senior Secured Term Loan Facility issuance costs.

Spansion Japan 2007 Credit Facility

On March 30, 2007, Spansion Japan entered into a committed senior facility agreement with certain Japanese financial institutions that provides Spansion Japan with a 48.4 billion yen senior secured term loan facility (approximately $431.0 million as of December 30, 2007).

Spansion Japan may, pursuant to the terms of this facility, borrow amounts in increments of 1.0 billion yen (approximately $8.9 million as of December 30, 2007). Amounts borrowed under this facility bear interest at a rate equal to the three-month TIBOR, at the time of the drawdown, plus a margin of two percent per annum, which will reset quarterly. Borrowing availability is based on capital deliveries for Spansion Japan’s SP1 facility.

Pursuant to the terms of Spansion Japan 2007 Credit Facility, Spansion Japan is not permitted, among other things, to create any security interests or liens on any of its pledged assets and to sell or dispose of any of its

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

pledged assets, subject to certain exceptions. This facility may be terminated in the event of default in accordance with the terms of this facility. Events of default under the facility include, among other things, the following: a default in performance of payment; if any of debt obligations of Spansion LLC exceeding $25.0 million, or of Spansion Japan exceeding 1.0 billion yen, are not paid when due; or if any debt obligations of Spansion Japan or Spansion LLC are accelerated or otherwise become due and payable, in each case if not cured within applicable time periods set forth in the Spansion Japan 2007 Credit Facility.

As of December 30, 2007, the outstanding balance under this facility is 28.8 billion yen (approximately $256.5 million). This amount bears interest at approximately 2.87 percent and 80 percent of the balance will be repaid in ten equal, consecutive, quarterly principal installments starting from the second quarter of fiscal 2008 through the third quarter of fiscal 2010 and the remaining balance will be paid in the fourth quarter of fiscal 2010. This facility is collateralized by the assets of Spansion Japan with a net book value of 125.6 billion yen (approximately $1.1 billion as of December 30, 2007). The drawdown period will expire on March 31, 2008.

Senior Secured Floating Rate Notes

In May 2007, Spansion LLC, the wholly owned operating company subsidiary of the Company, issued $625.0 million aggregate principal amount of the Senior Secured Floating Rate Notes due 2013 (the Notes). Interest on the Notes accrues at a rate per annum, reset quarterly, equal to the 3-month London Interbank Offered Rate plus 3.125 percent. Interest is payable on March 1, June 1, September 1 and December 1 of each year beginning September 1, 2007 until the maturity date of June 1, 2013. As of December 30, 2007, the Notes bear interest at approximately 8.25 percent.

In connection with the issuance of the Notes, the Company, Spansion LLC and Spansion Technology Inc. executed a pledge and security agreement pursuant to which and subject to exceptions specified therein, the Notes are secured by a first priority lien on all of Spansion LLC’s inventory (excluding returned inventory), equipment and real property and proceeds thereof (excluding receivables or proceeds arising from sales of inventory in the ordinary course of business), presently owned or acquired in the future by Spansion LLC and by each of the current and any future guarantors. The Notes are also secured by a second-priority lien that is junior to the liens securing Spansion LLC’s Senior Secured Revolving Credit Facility agreement, as amended, on substantially all other real and personal property and proceeds thereof, including receivables or proceeds arising from sales of inventory in the ordinary course of business presently owned or acquired in the future by the Company and by each of the current and any future guarantors. The Notes are further secured by certain deeds of trust related to real property owned by Spansion LLC in California and Texas. As of December 30, 2007, the Notes are collateralized by a first priority lien on our inventory and property, plant and equipment with a total net book value of approximately $1.2 billion, and by a second priority lien on our accounts receivables with a net book value of approximately $217.0 million.

Upon the occurrence of a change of control of Spansion LLC, holders of the Notes may require Spansion LLC to repurchase the Notes for cash equal to 101 percent of the aggregate principal amount to be repurchased plus accrued and unpaid interest. Beginning June 1, 2008, Spansion LLC may redeem all or any portion of the Notes, at any time or from time to time at redemption prices specified therein. Prior to June 1, 2008, Spansion LLC may redeem up to 35 percent of the Notes from the proceeds of certain equity offerings at a redemption price of 100 percent.

Certain events are considered “Events of Default,” which may result in the accelerated maturity of the Notes, including:

•	Spansion LLC’s failure to pay when due the principal or premium amount on any of the Notes at maturity, upon acceleration, redemption, optional redemption, required repurchase or otherwise;

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Senior Secured Revolving Credit Facility

On May 9, 2007, Spansion LLC, the agent and the other lenders party to the Senior Secured Revolving Credit Facility amended the credit agreement and the security agreement in connection therewith, and we, STI and Spansion International entered into certain new security agreements. Pursuant to the amendment to the revolving facility credit agreement, lenders consented to the incurrence of the Senior Secured Floating Rate Notes and the grant of related liens. This resulted in the revolving credit facility lenders and the Senior Secured Floating Rate Notes holders holding substantially similar security. The relative priorities of the classes of lenders in various types of collateral is set forth in an intercreditor agreement between the agent for the revolving credit facility lenders and the trustee and collateral agent for the Senior Secured Floating Rate Notes holders.

As of December 30, 2007, Spansion LLC has not borrowed any amounts under this revolving credit facility. Spansion LLC had approximately $97.5 million available under this facility at the end of fiscal year 2007. This facility will expire on September 19, 2010.

Spansion Japan 2007 Revolving Credit Facility

On December 28, 2007, Spansion Japan entered into the Spansion Japan 2007 Revolving Credit Facility agreement with the several financial institutions that provides for a revolving credit facility in the aggregate principal amount of up to 14.0 billion yen (approximately $124.7 million as of December 30, 2007).

Available amounts for borrowing under this credit facility are limited to the amount of trade receivables held by Spansion Japan. If at anytime the aggregate amount of borrowings under this credit facility exceeds the amount of the trade receivables, Spansion Japan is obligated to prepay an amount such that borrowings

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

outstanding after such prepayment are below the level of the trade receivables. Borrowings may be for a term of one week or more, but not more than three months, as determined by Spansion Japan. Amounts borrowed under this credit facility bear interest at a rate equal to TIBOR, at the specified date preceding or at the time of the borrowing in accordance with the terms of this credit facility, plus a margin of 0.50 percent per annum.

Pursuant to the terms of this credit facility, Spansion Japan is not permitted, among other things, to create any security interests or liens on the trade receivables; change its primary business; subordinate the payment of its debt under this credit facility to the payment of any unsecured debts; and enter into any merger, company partition, exchange or transfer of shares, assign all or a part of its business or assets to a third party, or otherwise transfer all or a material part of its assets to a third party, subject to certain exceptions.

As of December 30, 2007, Spansion Japan has not borrowed any amounts under this revolving credit facility. Subject to certain limitation under Spansion Japan 2007 Credit Facility, the Company had 10 billion yen (approximately $89.1 million as of December 30, 2007) available under this facility as of December 30, 2007. This facility will expire on December 28, 2009 and is extendable at each anniversary with an extension fee 0.2% of the commitment amount.

Obligations under Capital Leases

As of December 30, 2007 and December 31, 2006, the Company had aggregate outstanding capital lease obligations, net of imputed interest, of approximately $74.0 million and $137.2 million, respectively. The aggregate weighted average interest rate for the capital lease obligations was 8.08 percent as of December 30, 2007. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2011. Leased assets consist principally of machinery and equipment.

The gross amount of assets recorded under capital leases totaled approximately $169 million and $320 million as of December 30, 2007 and December 31, 2006, respectively and accumulated amortization of these leased assets was approximately $86 million and $177 million as of December 30, 2007 and December 31, 2006, respectively. These leased assets are included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense.

Scheduled Maturities of Debt and Future Minimum Capital Lease Payments

For each of the next five years and beyond, the Company’s debt and capital lease obligations outstanding as of December 30, 2007 are as follows:

	Other Debt	Capital Leases
	(in thousands)
Fiscal 2008	$68,705	$37,642
Fiscal 2009	82,371	29,178
Fiscal 2010	112,861	9,728
Fiscal 2011	—	6,765
Fiscal 2012	—	—
2013 and beyond	1,082,000	—

	1,345,937	83,313
Less amount representing interest	—	(9,301)
Less amount representing discount, net of premium	(18,616)	—

Total	$1,327,321	$74,012

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Commitments

Certain equipment and facilities are leased under various operating leases expiring at various dates through the year 2013. Certain of these leases contain renewal options. Rental expense was approximately $33.3 million, $28.9 million, and $35.7 million for the years ended December 30, 2007, December 31, 2006, and December 25, 2005, respectively.

Future minimum lease payments under operating leases and unconditional commitments to purchase manufacturing supplies and services as of December 30, 2007 are as follows:

	Operating Leases	Unconditional Purchase Commitments
	(in thousands)
Fiscal 2008	$12,888	$313,644
Fiscal 2009	8,085	190,061
Fiscal 2010	2,205	61,510
Fiscal 2011	805	31,845
Fiscal 2012	625	15,025
2013 & beyond	903	220

	$25,511	$612,305

Unconditional purchase commitments include all commitments to purchase goods or services of either a fixed or minimum quantity at fixed, minimum or variable price provisions that meet any of the following criteria: (1) they are noncancelable, (2) the Company would incur a penalty if the agreement was cancelled, or (3) the Company must make specified minimum payments even if it does not take delivery of the contracted products or services (“take-or-pay”). If the obligation to purchase goods or services is noncancelable, the entire value of the contract was included in the above table. Contracted minimum amounts specified in take-or-pay contracts are also included in the table as they represent the portion of each contract that is a firm commitment. These unconditional purchase commitments are related principally to inventory and other items.

The Company also has made available a ten year $12.5 million loan commitment facility to an investee which was undrawn as of December 30, 2007. Drawdowns on this facility are subject to the completion of pre-determined milestones.

11. Interest Income and Other Income, Net

	Year Ended Dec. 30, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 26, 2005
	(in thousands)
Interest income	$28,410	$21,738	$3,017
Gain on sale of land	7,477	—	—
Other income, net	143	369	156

	$36,030	$22,107	$3,173

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Income Taxes

The benefit for income taxes consists of:

	Year Ended Dec. 30, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 25, 2005
	(In thousands)
Current:
U.S. Federal	$—	$(2,065)	$3,826
U.S. State and Local	237	24	150
Foreign National and Local	(3,179)	2,373	1,105

	(2,942)	332	5,081

Deferred:
U.S. Federal	—	2,253	(2,637)
U.S. State and Local	—	—	(959)
Foreign National and Local	(22,202)	(4,800)	(24,111)

	(22,202)	(2,547)	(27,707)

Benefit for income taxes	$(25,144)	$(2,215)	$(22,626)

Pre-tax profit from foreign operations was $27 million and $10 million for the fiscal years ended December 30, 2007 and December 31, 2006, respectively. Pre-tax losses from foreign operations were $41 million for the year ended December 25, 2005.

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 30, 2007 and December 31, 2006 are as follows:

	Dec 30, 2007	Dec 31, 2006
	(In thousands)
Deferred tax assets:
Net operating loss carryovers	$213,145	$88,633
Deferred distributor income	9,747	16,489
Inventory valuation	37,145	6,604
Accrued expenses not currently deductible	11,772	11,322
Pension benefits	5,691	6,342
Property, plant and equipment	88,846	31,929
Federal and state tax credit carryovers	17,539	13,346
Stock-based compensation	3,495	2,850
Other	1,519	9,855

Total deferred tax assets	388,899	187,370
Less: valuation allowance	(273,713)	(158,168)

	115,186	29,202

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

	Dec 30, 2007	Dec 31, 2006
	(In thousands)
Deferred tax liabilities:
Expensed inventory costs	(9,290)	—
Property, plant and equipment	(38,444)	(8,703)
Capitalized interest	(11,382)	(4,452)
Unrealized gain on investments	(398)	—
Unrealized gain on balance sheet translation	16	(1,096)
Other	(493)	(188)

Total deferred tax liabilities	(59,991)	(14,439)

Net deferred tax assets	$55,195	$14,763

For 2007, the net deferred tax assets of $55.2 million consist of $26.6 million of current deferred tax assets and $30.0 million of noncurrent tax assets and current deferred tax liabilities of $1.4 million. For 2006, the net deferred tax assets of $14.8 million consist of $1.4 million of current deferred tax assets and $13.6 million of noncurrent deferred tax assets and $0.2 million of noncurrent deferred tax liabilities.

In 2007, the net valuation allowance increased by $116 million over that of 2006 primarily due to losses and tax credits generated in the U.S. There was also a decrease of $21.0 million in the valuation allowance associated with the deferred tax assets of the Company’s Japanese subsidiary due to the Company’s change in judgment about the realizability of the Company’s Japanese deferred tax assets. In 2006, the net valuation allowance increased by $94 million primarily due to losses and tax credits generated in the U.S. and the net reversal of certain deferred tax liabilities from the prior year. In 2005, the net valuation allowance increased by $50 million primarily due to losses incurred in the U.S. and an increase in reinvestment allowances in Malaysia. In all periods discussed above, management concluded that valuation allowances were necessary in certain jurisdictions due to the Company’s historic net operating losses in those jurisdictions.

As of December 30, 2007, the Company had U.S. federal and state net operating loss carryforwards of approximately $594 million and $85 million respectively. These net operating losses, if not utilized, expire from 2016 to 2027. The Company also had U.S. federal and state tax credit carryovers of $23 million which expire from 2015 to 2027. Included in this amount are California state tax credits of $9.3 million which can be carried forward indefinitely.

If the Company conducts an offering of its common stock, it may experience an “ownership change” as defined in the Internal Revenue Code such that its ability to utilize its federal net operating loss carryforwards of approximately $594 million as of December 30, 2007 may be limited under certain provisions of the Internal Revenue Code. As a result, the Company may incur greater tax liabilities than it would in the absence of such a limitation and any incurred liabilities could materially adversely affect it.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The table below displays the reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes. For purposes of the reconciliation between the provision (benefit) for income taxes and the effective rate for the period prior to the IPO in the year ended December 25, 2005, a notional U.S. rate of 35 percent is applied.

	Tax	Rate
	(In thousands, except for percentages)
Year Ended December 30, 2007
Statutory federal income tax expense	$(101,024)	35.0%
State taxes	237	(0.1)%
Foreign income at other than U.S. rates	(13,594)	4.7%
Foreign losses and deductions utilized	(21,076)	7.3%
US net operating losses not benefited	110,313	(38.2)%

Benefit for income taxes	$(25,144)	8.7%

Year Ended December 31, 2006
Statutory federal income tax expense	$(52,493)	35.0%
State taxes	24	0.0%
Foreign income at other than U.S. rates	(7,677)	5.1%
Reserve release	(6,399)	4.3%
Valuation allowance	64,330	(42.9)%

Benefit for income taxes	$(2,215)	1.5%

Year Ended December 25, 2005
Statutory federal income tax expense	$(114,360)	35.0%
State taxes, net of federal benefit	150	(0.1)%
Foreign income at other than U.S. rates	(8,500)	2.6%
Valuation allowance	100,084	(30.6)%

Benefit for income taxes	$(22,626)	6.9%

The Company’s operations in China and Malaysia currently operate under tax holidays, which will expire in whole or in part at various dates through 2013. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays was to decrease the Company’s net loss by approximately $4.1 million in fiscal year 2007 (less than $0.03 per share, diluted), $2.3 million in fiscal year 2006 (less than $0.02 per share, diluted), $2.3 million in fiscal year 2005 (less than $0.035 per share, diluted).

The Company has made no provision for U.S. income taxes on approximately $405 million of cumulative undistributed earnings of certain foreign subsidiaries at December 30, 2007 because it is the Company’s intention to reinvest such earnings permanently. If such earnings were distributed, the Company would incur additional income taxes of approximately $13 million (subject to an adjustment for foreign tax credits and after utilizing NOL tax attributes). These additional income taxes may not result in income tax expense or a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefit
(in thousands)
Balance at January 1, 2007	$2,688
Additions based on tax positions related to the current year	566
Additions for tax positions of prior years	122
Reductions for tax positions of prior years	(617)
Settlements	(185)

Balance at December 30, 2007	$2,574

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and such amounts were immaterial in fiscal 2007.

For the year ended December 30, 2007, the Company’s total gross unrecognized tax benefits were approximately $2.6 million, of which $0.2 million, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits would be offset by a change in valuation allowance. The gross amount of the increase in unrecognized tax benefits from the date of adoption to the year ended December 30, 2007 was primarily due to an increase in unrecognized tax credits.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years 2003 through 2007 are subject to examination by the tax authorities. With few exceptions, the Company is not subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2003.

The Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

13. Employee Benefit Plans

Establishment of Spansion Japan Pension Plan

Through August 2005, certain employees of Spansion Japan were enrolled in a defined benefit pension plan and/or a lump-sum retirement benefit plan sponsored by Fujitsu (Fujitsu Group Employee Pension Fund or “EPF”). The Company, by agreement with Fujitsu, is required to fund those proportional benefit obligations attributable to the Company’s employees enrolled in these plans. Until September 1, 2005, the Company accounted for its participation in the plan as multiemployer plans wherein the expense recorded for the plan was equal to its annual cash contributions. The Company recorded estimated pension expense of approximately $5.7 for the year ended December 25, 2005. There were no unpaid contributions for the year ended December 25, 2005.

On September 1, 2005, the Company adopted a new pension plan (Spansion Japan Pension Plan) and changed the formula to a cash balance formula. On September 9, 2005, this plan was approved by the Japanese government. The Spansion Japan Pension Plan has two components. The first component provides a lump-sum payment, or twenty-year certain annuity or twenty-year guaranteed life annuity. The second component consists of a lump-sum payment or an optional period certain annuity. Participants have the option to choose a cash

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

payment in lieu of participation in the second component. The assets and obligations were transferred from the “EPF” to the newly adopted Spansion Japan Pension Plan.

As part of the transfer of benefits from the EPF, the Spansion Japan Pension Plan also received approximately $48.7 million in pension assets directly from the EPF trust.

As a result of the adoption of the Spansion Japan Pension Plan and amendment to a cash balance formula, a prior service cost base was established for approximately $12.5 million an unrecognized net loss base was established for approximately $7.7 million and an additional minimum liability was recognized for $20.3 million.

Adoption of Statement 158

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FASB Statement No. 158 (Statement 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). Statement 158 required the Company to recognize the funded status (i.e., the difference between the fair value of Spansion Japan Pension Plan assets and the projected benefit obligations) of its pension plan in its consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial gains, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement 87, all of which were previously netted against Spansion Japan Pension Plan’s funded status in the Company’s consolidated balance sheet pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive loss. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of Statement 158.

The tables below summarize the funded status of the Spansion Japan Pension Plan and the related amounts recognized in the consolidated balance sheets as of December 30, 2007 and December 31, 2006:

	Dec. 30, 2007	Dec. 31, 2006
	(in thousands)
Projected Benefit Obligation
Beginning of year	$(80,056)	$(76,024)
Service cost	(4,548)	(5,123)
Interest cost	(1,625)	(1,517)
Fujitsu contributions	(855)	—
Actuarial gain	466	87
Benefits paid	3,451	628
Curtailments	96	—
Foreign currency exchange rate changes	(4,976)	1,893

End of year	$(88,047)	$(80,056)

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

	Dec. 30, 2007	Dec. 31, 2006
	(in thousands)
Fair Value of Plan Assets
Beginning of year	$77,264	$63,705
Actual return on plan assets	2,945	4,566
Employer contribution	7,410	11,448
Fujitsu contributions	855	—
Benefits paid	(3,451)	(628)
Foreign currency exchange rate changes	5,050	(1,827)

End of year	$90,073	$77,264

	Dec. 30, 2007	Dec. 31, 2006
	(in thousands)
Funded status
Fair value of plan assets	$90,073	$77,264
Projected benefit obligation	(88,047)	(80,056)

Funded status of plan	$2,026	$(2,792)

Amount recognized in the statement of financial position consist of:
Noncurrent asset	$2,026	$—
Noncurrent liability	—	(2,792)

	$2,026	$(2,792)

Amount recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$310	$127
Prior service cost	8,173	10,626

	$8,483	$10,753

The Spansion Japan Pension Plan’s accumulated benefit obligation was $85.3 million as of December 30, 2007.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with an accumulated benefit obligation in excess of plan assets as of December 30, 2007 and December 31, 2006 were as follows:

	Dec. 30, 2007	Dec. 31, 2006
	(in thousands)
Projected benefit obligation, end of year*	$—	$80,056
Accumulated benefit obligation, end of year*	$—	$79,534
Fair value of plan assets, end of year*	$—	$77,264

*	There are no unfunded accumulated benefit obligations as of December 30, 2007.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The below table summarizes the weighted average assumptions used for purposes of calculating the benefit obligations as of December 30, 2007 and December 31, 2006:

	Dec. 30, 2007	Dec. 31, 2006
Discount rate	2.00%	2.00%
Average rate of compensation increase	2.70%	2.70%
Cash balance interest crediting rate	2.00%	2.00%

The Company uses Japanese government bonds for setting the discount rate. The discount rate is determined by currently looking to Japanese government bond yields of approximately the same duration as plan obligations. Given that the plan covers substantially active employees and the historically low turnover experience of covered participants, the Company currently looks to 20-year Japanese government bonds when setting the discount rate. As of December 30, 2007 the yield on 20-year Japanese government bonds was approximately 2.10 percent. Consequently, the Company believes that a discount rate of 2.0 percent is appropriate as of December 31, 2007.

The below table summarizes the components of the net periodic pension expense:

	Dec 30, 2007	Dec 31, 2006	Period from Sept 1, 2005 to Dec 25, 2005
	(in thousands)
Service cost	$4,548	$5,123	$1,612
Interest cost	1,625	1,517	376
Expected return on plan assets	(3,610)	(2,818)	(488)
Amortization of prior service cost	601	741	243
Curtailment loss	2,010	—	—

Total net periodic pension expense	$5,174	$4,563	$1,743

Dec. 30, 2007
(in thousands)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Curtailment effects	$(2,010)
Current year actuarial loss	183
Amortization of prior service credit /(cost)	(601)

(2,428)

Total recognized in net periodic benefit cost and other comprehensive income	$2,746

On April 2, 2007, in accordance with FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Company recorded a curtailment loss of approximately $2.0 million relating to the Spansion Japan Pension Plan as a result of entering into the Employer Secondment and Transfer Agreement with Fujitsu under the JV1/JV2 Transaction (See Note 5 for details of this transaction).

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 is as follows (in thousands):

Actuarial loss/(gain)	$—
Prior service cost/(credit)	599

$599

The table below summarizes the weighted average assumptions used for purposes of calculating the net periodic pension expense:

	Dec. 30, 2007	Dec. 31, 2006	Period from Sept 1, 2005 to Dec 25, 2005
Discount rate	2.00%	2.00%	1.50%
Expected long-term return on plan assets	4.40%	4.40%	2.50%
Average rate of compensation increase	2.70%	2.70%	2.70%
Cash balance interest crediting rate	2.00%	2.00%	1.50%

The Spansion Japan Pension Plan’s investment policy is to invest in assets to best match liabilities and minimize underfunding and risks to the employer related to additional pension contributions. The Company is not currently anticipating investing in non-traditional investments. The long-term rate of return on plan assets is 4.40 percent. This assumption was determined using the building block approach based upon the best estimate range of equity securities (both foreign and domestic) earning 5.0 percent to 8.0 percent and debt securities (both foreign and domestic) earning 0.5 percent to 6.0 percent as summarized below:

Asset Category	Target Allocation of Plan Assets	Expected Return by Asset Class
Equity Securities	40%	6.30%
Debt Securities	57%	3.40%
Cash	3%

Total	100%

The weighted-average asset allocations by asset category at December 30, 2007 and December 31, 2006 are as follows:

Asset Category	Dec. 30, 2007	Dec. 31, 2006
Equity Securities	40%	42%
Debt Securities	56%	55%
Cash	4%	3%

Total	100%	100%

No Spansion Japan Pension Plan assets are invested in employer securities and no future benefits are currently covered by insurance contracts issued by the insurer or related parties.

The Company expects to contribute $7.8 million to the Spansion Japan Pension Plan during the fiscal year ending December 30, 2008. Fujitsu also is expected to contribute $1.2 million to the Spansion Japan Pension

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Plan as a result of entering into the Employer Secondment and Transfer Agreement under the JV1/JV2 Transaction (See Note 5).

The table below summarizes the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

Fiscal Year	Expected Benefit Payments
2008	$528,000
2009	$632,000
2010	$777,000
2011	$967,000
2012	$1,133,000
2013-2017	$8,905,000

Profit Sharing Program

In 2005, until its IPO in December 2005, the Company participated as a separate Employer in the Advanced Micro Devices, Inc. profit sharing program, under which the Company could allocate profit-sharing contributions with respect to its own profit on a quarterly basis. All regular employees of the Company and its affiliated companies who had been employed for at least three months were eligible to participate in the program. From the time of the IPO until January 2007, the Company did not have or participate in any profit sharing program. Effective January 1, 2007, the Company implemented its own profit sharing program, under which it can allocate profit sharing contributions on an annual basis in any year in which its operating profit objectives are met or exceeded. During 2007, all regular employees of the Company and its affiliated companies below vice president level were eligible to participate in the program from the inception of their employment. There was no profit sharing for fiscal 2007, and as a result, no profit sharing expense was recorded.

Retirement Savings Plan

Effective June 30, 2003 and through January 11, 2007, the Company elected to participate in AMD’s retirement saving program, commonly known as a 401(k) plan. Effective January 12, 2007, the Company adopted its own retirement savings plan, also known as a 401(k) plan. Under these plans, the Company’s U.S. employees were able to contribute up to 100 percent of their pre-tax salary subject to Internal Revenue Service limits. The Company matches employee contributions at a rate of 50 cents on each dollar of the first six percent of participants’ contributions, to a maximum of three percent of eligible compensation. The Company’s total matching contributions to these 401(k) plans, collectively, were approximately $6.3 million, $5.3 million and $4.3 million for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively.

14. Segment Reporting

The Company operates and tracks its results in one reportable segment. The Company primarily designs, develops, manufactures, markets and sells Flash memory products for the wireless and embedded applications in the integrated category of the Flash memory market. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents a summary of net sales by business units for fiscal 2007 and 2006:

	Year Ended
	Dec. 30, 2007	Dec. 31, 2006
	(in thousands)
Wireless Solutions Division (WSD)*	$1,362,508	$1,549,155
Consumer, Set Top Box and Industrial Division (CSID)*	1,130,265	1,025,229
Other*	8,040	4,890

Total net sales	$2,500,813	$2,579,274

*	The breakdown of business units’ net sales for fiscal 2005 is not available.

The following table presents a summary of net sales by geographic areas for the periods presented:

	Year ended
	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
	(in thousands)
Geographical sales(1):
Net sales to end customers(2):
North America	$295,632	$174,930	$—
China	658,205	479,040	—
Korea	260,854	282,596	—
EMEA	333,430	312,114	—
Others	79,132	61,799	—
Net sales to related parties:
United States (net sales to AMD)(3)	—	336,172	1,114,150
Japan (net sales to Fujitsu)	873,560	932,623	888,655

Total	$2,500,813	$2,579,274	$2,002,805

(1)	Geographical sales are based on the customer’s bill-to location.
(2)	Net sales to end customers represent sales since the end of the first quarter of fiscal 2006 to AMD’s former customers and customers not served solely by Fujitsu.
(3)	For fiscal year 2006, these represent sales during the first quarter.

In the second quarter of fiscal 2006, the Company began to sell directly to AMD’s former customers and customers not served solely by Fujitsu (end customers). Among those customers, Nokia Corporation accounted for approximately 10 percent and 12 percent of the Company’s net sales in fiscal 2007 and 2006, respectively.

Long-lived assets information is based on the physical location of the assets at the end of each fiscal year. The following table presents a summary of long-lived assets by geography:

	Dec. 30, 2007	Dec. 31, 2006
	(in thousands)
Geographical long-lived assets:
Net property, plant and equipment
United States	$1,029,930	$967,568
Japan	939,437	420,870
Other countries	302,597	347,256

Total	$2,271,964	$1,735,694

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Capital Structure

Common Stock

In November 2006, the Company completed a secondary offering of Class A common stock held by AMD and Fujitsu. In connection with this offering, the Company also sold 5,247,000 shares of Class A common stock for which it received net proceeds of approximately $68 million. All of the outstanding shares of Class D common stock held by Fujitsu were converted into shares of Class A common stock on a one-for-one basis immediately prior to the completion of this offering by resolution of the Board of Directors.

In fiscal 2007, the Company repurchased the one share of Class B held by AMD. As of December 30, 2007, the common stock outstanding consists of two classes of stock: Class A common stock and Class C common stock.

•	135,371,515 shares of Class A common stock issued and outstanding,

•	one share of Class C common stock issued and outstanding and beneficially held by Fujitsu.

The purpose of the Class C common stock is solely to entitle Fujitsu to elect such number of members to the Company’s board of directors as set forth in the certificate of incorporation, which depends on the holder’s aggregate ownership interest in the Company.

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

The terms of the Company’s current credit arrangements and the indenture governing the senior notes restrict the Company’s ability to declare or pay dividends on its common stock. Holders of the common stock are entitled to receive such dividends, if any, as may be declared from time to time by the board of directors, in its discretion, from funds legally available therefore and subject to prior dividend rights of holders of any shares of preferred stock which may be outstanding. The Company does not anticipate paying dividends on the common stock in the foreseeable future. Upon liquidation or dissolution of the Company, subject to prior liquidation rights of the holders of any shares of preferred stock which may be outstanding, the holders of common stock are entitled to receive on a pro rata basis the Company’s remaining assets available for distribution. Holders of the Class A common stock have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

There are no conversion rights with respect to the Company’s Class A common stock. Class C common stock is convertible automatically into Class A common stock upon the occurrence of specific events.

The Class C common stock will convert automatically on a one-for-one basis into Class A common stock in the event that:

•	Fujitsu’s aggregate ownership interest in the Company falls below ten percent of the outstanding shares of our capital stock, as calculated on an as-converted to common stock basis; or

•	Fujitsu transfers its share of Class C common stock to any person other than a Fujitsu affiliate.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

In the event of any such conversion, any rights specifically granted to the holders of Class C common stock, as the case may be, shall cease to exist, and the Company shall not be authorized to reissue such shares of Class C common stock, as the case may be.

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

16. Subsequent Event

Pending Acquisition Agreement with Saifun Semiconductors Ltd. (“Saifun”)

On October 8, 2007, the Company and Saifun entered into an Agreement and Plan of Merger and Reorganization, dated as of October 7, 2007, of which certain terms, including the cash distribution, were amended as of December 12, 2007 (the “Acquisition Agreement”). Upon the consummation of the acquisition, each Saifun shareholder will receive 0.7429 shares of the Company’s Class A common stock and approximately $6.05 per share (based on Saifun’s capitalization as of the amendment date of the Acquisition Agreement) in cash (representing a distribution of approximately $189.7 million of Saifun’s existing cash to all holders of record immediately prior to the consummation of the acquisition) for each Saifun Ordinary Share. In addition, Saifun’s stock options will convert into stock options with respect to the Company’s Class A common stock, after giving effect to the exchange ratio in the acquisition and the cash distribution.

On December 20, 2007, Saifun’s shareholders approved the Acquisition Agreement. The acquisition is expected to be completed no later than the first quarter of fiscal 2008.

Consummation of the acquisition is subject to certain conditions, including, among others, (i) approval of the Acquisition by an Israeli court, (ii) receipt of certain regulatory and tax approvals, (iii) the absence of any law or order prohibiting the closing, (iv) the accuracy of the representations and warranties of the other party at the time of execution of the Acquisition Agreement (most of which are subject to an overall material adverse effect qualification), and (iv) compliance in all material respects by the other party with its covenants.

Concurrently with execution of the Acquisition Agreement, certain affiliates of Saifun entered into Affiliate Agreements pursuant to which such affiliates agreed not to make any sale, transfer or other disposition of Spansion securities that they receive as a result of the acquisition in violation of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Spansion Inc.

We have audited the accompanying consolidated balance sheets of Spansion Inc. as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity / members’ capital, and cash flows for each of the three fiscal years in the period ended December 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spansion Inc. as of December 30, 2007 and December 31, 2006, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 3 and 14 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of January 1, 2007, its method of accounting for sabbatical leave as of January 1, 2007, its method of accounting for stock-based compensation as of December 26, 2005, and its method of accounting for its defined benefit pension plan as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spansion Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

San Jose, California

February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Spansion Inc.

We have audited Spansion Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spansion Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material misstatement exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Spansion Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spansion Inc. as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity/members’ capital and cash flows for each of the three fiscal years in the period ended December 30, 2007 and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

San Jose, California

February 27, 2008

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 30, 2007. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which appears on page 115 of this Annual Report on Form 10-K.

/s/ BERTRAND F. CAMBOU	/s/ DARIO SACOMANI
Bertrand F. Cambou	Dario Sacomani
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 28, 2008	February 28, 2008

Supplementary Financial Data

(Unaudited)

(in thousands, except per share amounts)

	Dec. 30, 2007	Sep. 30 2007	Jul. 1 2007	Apr. 1 2007	Dec. 31, 2006	Oct. 1, 2006	Jul. 2, 2006	Mar. 26, 2006
Net sales	$429,983	$408,605	$373,710	$414,955	$455,004	$458,740	$396,735	$—
Net sales to related parties/members	222,818	202,464	235,462	212,816	232,271	215,978	258,617	561,929

Total net sales	652,801	611,069	609,172	627,771	687,275	674,718	655,352	561,929
Cost of sales(*)	526,382	499,758	501,033	537,970	557,157	531,974	522,539	451,969

Gross profit	126,419	111,311	108,139	89,801	130,118	142,744	132,813	109,960
Other expenses:
Research and development(*)	112,646	111,248	110,900	101,991	78,680	89,188	90,106	84,059
Sales, general and administrative(*)	59,937	59,193	61,947	58,240	67,139	63,525	69,755	63,939

Operating loss	(46,164)	(59,130)	(64,708)	(70,430)	(15,701)	(9,969)	(27,048)	(38,038)
Gain on sale of marketable securities		—	—	—		—	6,884	—
Loss on early extinguishment of debt	—	—	(3,435)	—		—	(17,310)	—
Interest and other income, net	5,157	6,835	15,107	8,931	7,940	3,888	4,300	5,979
Interest expense	(15,487)	(23,628)	(17,542)	(24,146)	(20,698)	(13,020)	(18,391)	(18,794)

Income (loss) before income taxes	(56,494)	(75,923)	(70,578)	(85,645)	(28,459)	(19,101)	(51,565)	(50,853)
Provision (benefit) for income taxes	(6,981)	(4,320)	(3,676)	(10,167)	(3,446)	3,013	(2,806)	1,024

Net loss	$(49,513)	(71,603)	(66,902)	(75,478)	(25,013)	$(22,114)	$(48,759)	$(51,877)

Net income (loss) per share
Basic and diluted	$(0.37)	$(0.53)	$(0.50)	$(0.56)	$(0.19)	$(0.17)	$(0.38)	$(0.40)

Shares used in per share calculation
Basic and diluted	135,283	135,049	134,827	134,539	130,489	128,800	128,464	128,146

Common stock market price range:
High	$8.68	$12.64	$12.83	$15.05	$17.94	$18.50	$18.59	$16.19
Low	$3.96	$7.86	$9.49	$11.32	$13.35	$13.18	$12.90	$12.31

(*)	Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 30, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

See Management’s Report on Internal Control Over Financial Reporting in Item 8, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during our fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions, “Election of Directors,” “Corporate Governance,” “Committees and Meetings of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions, “Director Compensation” and “Executive Compensation” in our 2008 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2008 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2008 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III of this Form 10-K from our 2008 Proxy Statement, our 2008 Proxy Statement shall not be deemed to be filed as part of this report.

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

2. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K (except for such exhibits that are marked on such exhibit list as furnished and not filed). The following is a list of such Exhibits:

Exhibit Number	Description of Exhibits
2.1(a)	Agreement and Plan of Merger and Reorganization, dated as of October 7, 2007, by and among Spansion Inc., Atlantic Star Merger Sub Ltd. and Saifun Semiconductors Ltd., filed as Exhibit 2.1 to Spansion’s Current Report on Form 8-K dated October 9, 2007, is hereby incorporated by reference.

2.1(b)	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 12, 2007, by and among Spansion Inc., Atlantic Star Merger Sub Ltd. and Saifun Semiconductors Ltd., filed as Exhibit 2.1 to Spansion’s Current Report on Form 8-K dated December 13, 2007, is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spansion Inc., as amended.

4.1	Specimen of Class A Common Stock Certificate, filed as Exhibit 4.1 to Spansion’s Amendment No. 6 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

4.2	Indenture, dated as of December 21, 2005, between Spansion LLC, Spansion Inc., Spansion Technology Inc. and Wells Fargo Bank, N.A., governing the 11.25% Senior Notes due 2016, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.3	Specimen of 11.25% Senior Notes due 2016, filed as Exhibit 4.2 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.4	Indenture, dated as of June 12, 2006, between Spansion LLC, Spansion Inc., Spansion Technology Inc. and Wells Fargo Bank, N.A, including the form of 2.25% Exchangeable Senior Subordinated Debenture due 2016, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated June 15, 2006, is hereby incorporated by reference.

4.5	Indenture, dated May 18, 2007, by and among Spansion LLC, Spansion Inc., Spansion Technology Inc. and Wells Fargo Bank, National Association, including the form of Senior Secured Floating Rate Note due 2013, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference.

10.1	Spansion Inc. 2005 Employee Stock Purchase Plan, filed as Exhibit 10.18 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.2(a)***	Spansion Inc. 2005 Equity Incentive Plan, filed as Exhibit 10.17 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.2(b)***	U.S. Employees Stock Option Terms and Conditions for Grants on or after December 15, 2005.

Exhibit Number	Description of Exhibits
10.2(c)***	U.S. Employees Restricted Stock Unit Terms and Conditions for Grants on or after December 15, 2005.

10.2(d)***	Non-U.S. Employees Stock Option Terms and Conditions for Grants on or after December 15, 2005.

10.2(e)***	Non-U.S. Employees Restricted Stock Unit Terms and Conditions for Grants on or after December 15, 2005.

10.3(a)***	Spansion 2007 Equity Incentive Plan, filed as Exhibit 10.73 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, is hereby incorporated by reference.

10.3(b)***	U.S. Employees Stock Option Terms and Conditions for Awards Under 2007 Equity Plan.

10.3(c)***	U.S. Employees Restricted Stock Unit Terms and Conditions for Awards Under 2007 Equity Plan.

10.3(d)***	Non-U.S. Employees Stock Option Terms and Conditions for Awards Under 2007 Equity Plan.

10.3(e)***	Non-U.S. Employees Restricted Stock Unit Terms and Conditions for Awards Under 2007 Equity Plan.

10.3(f)***	U.S. Non-Employee Directors Stock Option Terms and Conditions for Awards Under 2007 Equity Incentive Plan

10.3(g)***	U.S. Non-Employee Directors Restricted Stock Unit Terms and Conditions for Awards Under 2007 Equity Incentive Plan

10.4	Form of Indemnification Agreement with Directors and Executive Officers, filed as Exhibit 10.3 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.5	Stockholders Agreement, dated as of December 21, 2005, by and among AMD Investments, Spansion Inc., Advanced Micro Devices, Inc., and Fujitsu Limited, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.6*	Amended and Restated Distribution Agreement between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.4 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.7	Memorandum of Understanding, dated as of March 31, 2007, between Spansion Inc. and Fujitsu Limited.

10.8	Amendment No. 1 to the Amended and Restated Fujitsu Distribution Agreement effective as of October 1, 2007 between Spansion Inc. and Fujitsu Limited.

10.9	Amended and Restated Fujitsu-Spansion Patent Cross-License Agreement between Fujitsu Limited and Spansion Inc., filed as Exhibit 10.5 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.10	Amended and Restated AMD-Spansion Patent Cross-License Agreement between Advanced Micro Devices, Inc. and Spansion Inc., filed as Exhibit 10.6 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.11	Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement among Fujitsu Limited, Advanced Micro Devices, Inc., AMD Investments, Inc. and Spansion Inc., filed as Exhibit 10.7 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.12	Amended and Restated Information Technology Services Agreement between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.8 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.13	Amended and Restated General Administrative Services Agreement between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.10 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.14	Amended and Restated General Administrative Services Agreement between Spansion Inc. and Advanced Micro Devices, Inc., filed as Exhibit 10.11 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.15	Amended and Restated Reverse General Administrative Services Agreement between Spansion Inc. and Advanced Micro Devices, Inc., filed as Exhibit 10.12 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.16*	Amended and Restated Non-Competition Agreement among Spansion Inc., Advanced Micro Devices, Inc. and Fujitsu Limited, filed as Exhibit 10.13 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.17	Remediation Agreement among Advanced Micro Devices, Inc., Fujitsu Limited and FASL LLC, dated as of June 30, 2003, filed as Exhibit 10.15 to Spansion’s Amendment No. 1 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.18	Manufacturing Services Agreement, dated June 30, 2003, between FASL LLC and Fujitsu Limited, filed as Exhibit 10.30 to Spansion’s Amendment No. 2 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.19	Amendment to Manufacturing Services Agreement between FASL LLC and Fujitsu Limited, filed as Exhibit 10.35 to Spansion’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.20*	Master Semiconductor Foundry and Technology Transfer Agreement, dated August 11, 2005, between Spansion LLC and Taiwan Semiconductor Manufacturing Company, filed as Exhibit 10.33 to Spansion’s Amendment No. 9 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.21*	Foundry Agreement, dated March 31, 2005, between Spansion Japan and Fujitsu Limited, filed as Exhibit 10.34 to Spansion’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.22	Executive Investment Account Plan, filed as Exhibit 10.36 to Spansion’s Amendment No. 6 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.23	Credit Agreement, dated September 19, 2005, among Spansion LLC, Bank of America, N.A., and the lenders party thereto, filed as Exhibit 10.41 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.24	Security Agreement, dated September 19, 2005, between Spansion LLC, as Grantor, and Bank of America, N.A., as Agent, filed as Exhibit 10.42 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.25	Stock Pledge, dated September 19, 2005, between Spansion LLC, as Pledgor, and Bank of America, N.A., as Agent, filed as Exhibit 10.43 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.26	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated as of September 13, 2005, effective as of September 19, 2005, by Spansion LLC in favor of Bank of America, N.A., filed as Exhibit 10.44 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.27(a)	Form of Spansion Inc. Change of Control Severance Agreement.

10.27(b)	Form of Amended and Restated Spansion Inc. Change of Control Severance Agreement, filed as Exhibit 10.30 to Spansion’s Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.28	Contribution Agreement, dated as of December 13, 2005, by and among Spansion Inc., Spansion LLC, Advanced Micro Devices, Inc., AMD Investments, Fujitsu Limited, and Fujitsu Microelectronics Holding, Inc., filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.29	Purchase and Sale Agreement, dated as of December 21, 2005, between Advanced Micro Devices, Inc. and Spansion LLC, filed as Exhibit 10.15 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.30(a)	Lease Agreement, dated as of September 30, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(a) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.30(b)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between General Electric Capital Corporation and Spansion LLC, filed as Exhibit 10.1(b) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.30(c)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(c) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.30(d)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(d) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.30(e)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between General Electric Capital Corporation and Spansion LLC, filed as Exhibit 10.1(e) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.30(f)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between ORIX Financial Services, Inc. and Spansion LLC, filed as Exhibit 10.1(f) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.30(g)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Merrill Lynch Capital and Spansion LLC, filed as Exhibit 10.1(g) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.30(h)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Macquarie Electronics USA Inc. and Spansion LLC, filed as Exhibit 10.1(h) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.30(i)	Amended Schedule to Lease Agreement, dated as of December 21, 2005, between Macquarie Electronics USA Inc. and Spansion LLC, filed as Exhibit 10.1(i) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.30(j)	Amended Schedule to Lease Agreement, dated as of December 21, 2005, between Merrill Lynch Capital and Spansion LLC, filed as Exhibit 10.1(j) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.31	Registration Rights Agreement, dated June 12, 2006, between Spansion Inc., Spansion LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated June 15, 2006, is hereby incorporated by reference.

10.32	Amendment Agreement dated December 30, 2005 to Master Lease Agreement dated January 5, 2005, between Spansion Japan Limited and Sumicrest Leasing Limited, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated January 5, 2006, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.33	Amendment No. 1 to Credit Agreement, dated April 7, 2006, among Spansion LLC, Bank of America, N.A., and the lenders party thereto, filed as Exhibit 10.41(a) to Spansion’s Form 10-Q for the quarter ended March 26, 2006, is hereby incorporated by reference.

10.34	Joinder Agreement to the Credit Agreement, dated April 21, 2006, among Spansion Inc., Bank of America, N.A., and the lenders party to the Credit Agreement, filed as Exhibit 10.41(b) to Spansion’s Form 10-Q for the quarter ended March 26, 2006, is hereby incorporated by reference.

10.35	Continuing Guaranty to the Credit Agreement, dated April 21, 2006, between Spansion Inc. and Bank of America, N.A., filed as Exhibit 10.41(c) to Spansion’s Form 10-Q for the quarter ended March 26, 2006, is hereby incorporated by reference.

10.36	Master Lease Agreement, dated as of September 28, 2006, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited, filed as Exhibit 10.73 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.37	Foundry Agreement, effective as of September 28, 2006, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited, filed as Exhibit 10.74 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.38	Secondment and Transfer Agreement, dated as of September 28, 2006, between Spansion Japan Limited and Fujitsu Limited, filed as Exhibit 10.75 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.39(a)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(k) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.39(b)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(l) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.39(c)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(m) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.39(d)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(n) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.40(a)	Facility Agreement, dated as of March 30, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, Sumisho Lease Co., Ltd., Mitsui Leasing & Development, Ltd., and certain lenders thereto, filed as Exhibit 10.65 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.40(b)	Amendment No. 3 to Facility Agreement, dated as of August 1, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, Sumisho Lease Co., Ltd., Mitsui Leasing & Development, Ltd., and certain lenders thereto, filed as Exhibit 10.65(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, is hereby incorporated by reference.

10.41	Security Agreement, dated as of March 30, 2007, between Spansion Japan Limited and GE Capital Leasing Corporation filed as Exhibit 10.66 to Spansion’s Annual Report on Form 10-K dated February 27, 2007, is hereby incorporated by reference.

10.42(a)	Security Agreement, dated as of March 30, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, and certain secured parties thereto, filed as Exhibit 10.67 to Spansion’s Annual Report on Form 10-K dated February 27, 2007, is hereby incorporated by reference.

10.42(b)	Amendment to Security Agreement, dated as of April 26, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation and the Finance Parties, filed as Exhibit 10.67(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, is hereby incorporated by reference.

10.43	Pledge and Security Agreement, dated May 18, 2007, by and among Spansion Inc., Spansion LLC, Spansion Technology Inc. and Wells Fargo, National Association, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference.

10.44(a)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (Santa Clara County, California), effective as of May 18, 2007, by Spansion LLC to First American Title Insurance Company, as trustee, for the benefit of Wells Fargo Bank, National Association, as collateral agent, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference.

10.44(b)	Amendment No. 1 to Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (Santa Clara County, California), effective as of June 7, 2007, by Spansion LLC to First American Title Insurance Company, as trustee, for the benefit of Wells Fargo Bank, National Association, as collateral agent, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated June 7, 2007, is hereby incorporated by reference.

10.45	Second Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (Santa Clara County, California), effective as of May 18, 2007, by Spansion LLC to PRLAP, Inc., as Trustee, for the benefit of Bank of America, N.A., as administrative agent, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference.

10.46(a)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (Travis County, Texas), effective as of May 18, 2007, by Spansion LLC to R. J. Dold, as trustee, for the benefit of Wells Fargo Bank, National Association, as collateral agent, filed as Exhibit 10.4 to Spansion’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference.

10.46(b)	Amendment No. 1 to Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (Travis County, Texas), effective as of June 7, 2007, by Spansion LLC to R. J. Dold, as trustee, for the benefit of Wells Fargo Bank, National Association, as collateral agent, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated June 7, 2007, is hereby incorporated by reference.

10.47	Form of Voting Undertaking between Spansion and certain shareholders of Saifun Semiconductors Ltd., filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated October 9, 2007, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.48	Revolving Credit Facility Agreement by and among Spansion Japan Limited, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and the lenders party thereto, dated as of December 28, 2007.

10.49***

Spansion LLC Employment Offer Letter to Bertrand F. Cambou, dated as of April 6, 2005, filed as Exhibit 10.52 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.50***	Spansion LLC Employment Offer Letter to Thomas T. Eby, dated as of September 15, 2005, filed as Exhibit 10.53 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.51***	Spansion LLC Employment Offer Letter to Robert C. Melendres, dated as of December 17, 2004, filed as Exhibit 10.54 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.52***	Employment Offer Letter, dated as of February 9, 2006, between Spansion LLC and Dario Sacomani, filed as Exhibit 10.65 to Spansion’s Annual Report on Form 10-K dated March 15, 2006, is hereby incorporated by reference.

21	Subsidiaries of Spansion Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Registrant has been granted confidential treatment pursuant to Rule 406 for portions of the referenced exhibit.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
***	Management Agreement or Compensation Plan.

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

Signature	Title	Date

/S/ BERTRAND F. CAMBOU Bertrand F. Cambou	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/S/ DARIO SACOMANI Dario Sacomani	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/S/ DONALD L. LUCAS Donald L. Lucas	Chairman of the Board of Directors	February 28, 2008

/S/ DAVID K. CHAO David K. Chao	Director	February 28, 2008

/S/ GILLES DELFASSY Gilles Delfassy	Director	February 28, 2008

/S/ ROBERT L. EDWARDS Robert L. Edwards	Director	February 28, 2008

/S/ PATTI S. HART Patti S. Hart	Director	February 28, 2008

/S/ DAVID E. ROBERSON David E. Roberson	Director	February 28, 2008

/S/ JOHN M. STICH John M. Stich	Director	February 28, 2008