Form 10-Q
period 2008-03-30
Spansion Inc.
filed 2008-05-08
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “ accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on May 5, 2008:

Class	Number of Shares
Class A Common Stock, $0.001 par value	160,428,274
Class C Common Stock, $0.001 par value	1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	Mar. 30, 2008	Apr. 1, 2007
Net sales	$400,183	$414,955
Net sales to related parties	170,089	212,816

Total net sales	570,272	627,771

Expenses:
Cost of sales (including $76,466 and $40,784 of expenses charged by related parties)	475,810	537,970
Research and development (including $10 and $444 of expenses charged by related parties)	120,321	101,992
Sales, general and administrative (including $152 and $486 of expenses charged by related parties)	64,764	58,240
In-process research and development	10,800	—

Operating loss	(101,423)	(70,431)
Other income (expense):
Interest and other income (expense), net	3,379	8,931
Interest expense	(20,991)	(24,146)

Other expense, net	(17,612)	(15,215)
Loss before income taxes	(119,035)	(85,646)
Income tax benefit	564	10,167

Net loss	$(118,471)	$(75,479)

Net loss per common share:
Basic and diluted	$(0.85)	$(0.56)
Shares used in per share calculation:
Basic and diluted	138,765	134,539

See accompanying notes

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	Mar. 30, 2008	Dec. 30 2007 (*)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$333,051	$199,092
Marketable securities	121,900	216,650
Trade accounts receivable, net	185,326	181,443
Trade accounts receivable from related parties, net (Note 7)	141,326	186,646
Other receivables	7,733	—
Other receivables from related parties (Note 7)	6,046	11,873
Inventories:
Raw materials	22,228	31,877
Work-in-process	483,073	421,765
Finished goods	127,801	130,227

Total inventories	633,102	583,869
Deferred income taxes	31,597	26,607
Prepaid expenses and other current assets	51,181	46,452

Total current assets	1,511,262	1,452,632
Property, plant and equipment, net	2,488,538	2,271,964
Deferred income taxes	35,640	29,957
Acquisition related intangible assets, net (Note 3)	63,113	—
Goodwill (Note 3)	17,782	—
Other assets	75,947	61,092

Total assets	$4,192,282	$3,815,645

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks under revolving loans	$130,418	$—
Accounts payable	511,317	489,163
Accounts payable to related parties (Note 7)	59,714	56,929
Accrued compensation and benefits	71,698	60,778
Accrued liabilities to related parties (Note 7)	6,235	9,666
Other accrued liabilities	92,525	88,006
Income taxes payable	4,267	13,818
Deferred income on shipments	54,629	39,957
Current portion of long-term debt	117,571	68,705
Current portion of long-term obligations under capital leases	42,742	33,092

Total current liabilities	1,091,116	860,114
Deferred income taxes	4,393	186
Long-term debt, less current portion	1,298,785	1,258,616
Long-term obligations under capital leases, less current portion	63,793	40,920
Other long-term liabilities	24,871	23,361
Commitments and contingencies
Stockholders’ equity	1,709,324	1,632,448

Total liabilities and stockholders’ equity	$4,192,282	$3,815,645

*	Derived from audited financial statements at December 30, 2007.

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	Mar. 30, 2008	Apr. 1, 2007
Cash Flows from Operating Activities:
Net loss	$(118,471)	$(75,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	141,940	130,721
Write-off of in-process research and development	10,800	—
Provision for doubtful accounts	341	1,462
Benefit for deferred income taxes	(10,682)	(15,634)
Net loss (gain) on sale and disposal of property, plant, and equipment	(8,483)	606
Compensation recognized under employee stock plans	4,736	2,995
Amortization of premium on floating rate notes and discount of senior subordinated and senior notes, net	564	599
Changes in operating assets and liabilities:
Decrease in trade accounts receivable from related parties	42,344	10,882
Increase in other receivables from related parties	(661)	(1,341)
Decrease in trade account receivables and other receivables	9,902	15,805
Increase in inventories	(49,233)	(18,305)
Increase in prepaid expenses and other current assets	(1,157)	(454)
Increase in other assets	(1,316)	(5,241)
Increase in accounts payable and accrued liabilities to related parties	4,527	5,849
Increase (decrease) in accounts payable and accrued liabilities	17,658	(50,274)
Increase (decrease) in accrued compensation and benefits	10,920	(5,831)
(Decrease) increase in income taxes payable	(9,551)	5,261
Increase in deferred income on shipments	14,555	4,886

Net cash provided by operating activities	58,733	6,507

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	2,963	1,098
Purchases of property, plant and equipment	(176,358)	(174,599)
Proceeds from maturity and sale of marketable securities	131,700	344,250
Purchases of marketable securities	(36,950)	(327,675)
Loan made to an investee	(3,125)	—
Cash proceeds from Saifun acqusition	733	—

Net cash used in investing activities	(81,037)	(156,926)

Cash Flows from Financing Activities:
Proceeds from borrowings, net of issuance costs	231,107	87
Payments on debt and capital lease obligations	(70,420)	(18,608)
Proceeds from issuance of common stock, net of offering costs	—	60

Net cash provided by financing activities	160,687	(18,461)

Effect of exchange rate changes on cash and cash equivalents	(4,424)	1,186

Net (decrease) increase in cash and cash equivalents	133,959	(167,694)
Cash and cash equivalents at the beginning of period	199,092	759,794

Cash and cash equivalents at end of period	$333,051	$592,100

Non-cash investing and financing activities:
Equipment capital leases	$50,474	$—
Issuance of common stock and stock options to acquire Saifun	108,898	—

See accompanying notes

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Spansion Inc. (the Company) is a semiconductor manufacturer headquartered in Sunnyvale, California, with manufacturing, research and assembly operations in the United States and Asia. The Company designs, develops, manufactures, markets, licenses and sells Flash memory technology and solutions.

The Company’s Flash memory devices primarily address the integrated category of the Flash memory market, and are incorporated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, personal computers and PC peripheral applications. The Company’s Flash memory technology is licensed to semiconductor manufacturers who use this technology to develop and manufacture a variety of stand-alone and embedded non-volatile Flash memory products.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s operating results, financial position and cash flows. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year ending December 28, 2008.

The condensed consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements do not include certain financial footnotes and disclosures required under U.S. generally accepted accounting principles for audited financial statements. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the year ended December 30, 2007 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the SEC) on February 28, 2008.

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended March 30, 2008 and April 1, 2007 both consisted of 13 weeks.

Use of Estimates

The preparation of consolidated financial statements and disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Estimates are used to account for the fair value of certain marketable securities, revenue, the allowance for doubtful accounts, inventory valuation, valuation of acquired intangible assets, impairment of long-lived assets, income taxes, stock-based compensation expenses, product warranties and pension and postretirement benefits. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Financial Statements Reclassifications

Certain prior period amounts in the consolidated statements of operations and statements of cash flows have been reclassified to conform to the current period presentation. There is no material impact to the Company’s results from operations due to these reclassifications.

Goodwill

As a result of the Saifun acquisition, the Company recorded approximately $17.8 million of goodwill on its books. In accordance with FASB Statement No. 142 (Statement 142), Goodwill and Other Intangible Assets, the Company is required to review goodwill for impairment at least annually or more often if there are indicators of impairment present. The Company will perform its annual impairment analysis during the fourth quarter of each year, with the first impairment test related to Saifun goodwill to be performed during the fourth quarter of 2008.

Fair Value

The Company adopted FASB Statement No. 157 (Statement 157), Fair Value Measurements, effective January 1, 2008. Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Statement 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Examples of the assets carried at Level 1 fair value generally are equities listed in active markets and investments in publicly traded mutual funds with quoted market prices.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of a security, whether the security is new and not yet established in the marketplace, and other characteristics particular to a transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. When observable prices are not available, the Company

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

New Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (Statement 157), which provides a one year deferral of the effective date of Statement 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company has adopted the provisions of Statement 157 with respect to its financial assets and liabilities only.

In February 2007, the FASB issued Statement No. 159 (Statement 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. Under Statement 159, a company may choose, at specified election dates, to measure eligible financial instrument and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective as of the beginning of the fiscal year beginning after November 15, 2007. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. The Company adopted Statement 159 at the beginning of its fiscal year 2008 on December 31, 2007 and did not make any elections for fair value accounting. Therefore, the Company did not record a cumulative-effect adjustment to its opening retained earnings balance.

In March 2008, the FASB issued Statement No. 161(Statement 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (Statement 133). Statement 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adopting Statement 161 on its consolidated financial statements.

3. Acquisition of Saifun Semiconductors Ltd. (Saifun)

On March 18, 2008, the Company completed the acquisition of all of the outstanding shares of Saifun, a publicly held company headquartered in Netanya, Israel (the Acquisition) for a combination of cash and shares of the Company’s common stock. The cash distribution was funded solely from Saifun’s existing cash on hand immediately prior to the closing of the transaction. The Company did not include the operations of Saifun in its consolidated financial statements from March 18, 2008 through March 30, 2008, as it deemed the activity during this period to be immaterial.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Saifun is a provider of intellectual property (IP) solutions for the non-volatile memory (NVM) market and licenses its IP to semiconductor manufacturers that use this technology to develop and manufacture a variety of stand-alone and embedded NVM products. The Company believes that the acquisition of Saifun will expand its product portfolio, thereby expanding Spansion’s market opportunities.

The aggregate consideration paid by the Company for all outstanding Saifun common shares consisted of approximately 22.7 million shares of the Company’s Class A common stock. In addition, the Company also assumed all of the outstanding Saifun stock options which were converted into options to purchase approximately 4.3 million shares of the Company’s Class A common stock. The total purchase price for Saifun was $116.3 million and is comprised of:

In millions
22.7 million shares of Class A common stock	$98.4
Fair value of vested options issued	10.5
Acquisition related transaction costs	7.4

Total purchase price	$116.3

The fair value of the Company’s common stock issued was determined in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, which reflected the average of the closing prices of the Company’s common stock on the NASDAQ for the two trading days prior to and following December 13, 2007, the date that the number of issuable shares became fixed. The fair value of the Company’s options and restricted stock units was determined under FASB No. 123R (Statement 123R), Accounting for Stock-Based Compensation. The vested portion of these options and restricted stock units was valued at approximately $10.5 million. The unvested portion was valued at approximately $6.3 million and will be amortized ratably over the future remaining service periods.

In accordance with EITF Issue No. 04-01, Accounting for Pre-existing Relationships between the Parties to a Business Combination, the Company reviewed its existing contracts with Saifun as of the date of the acquisition to determine if such contracts included terms that were favorable or unfavorable when compared to pricing for current market transactions for the same or similar terms which will result in a settlement gain or loss as of this date. A settlement gain or loss is measured as the lesser of (a) the amount by which the agreements were favorable or unfavorable to market terms or (b) the stated settlement provisions of the agreements available to the Company. The Company concluded that the terms in the pre-existing relationship were neither favorable nor unfavorable and, accordingly, the Company recognized no gain or loss relating to its existing contracts with Saifun as of the acquisition date.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Preliminary Purchase Price Allocation

The total purchase price was preliminarily allocated to Saifun’s tangible and identifiable intangible assets and liabilities based on their estimated fair values as of March 18, 2008 as set forth below:

In millions
Net tangible assets acquired	$24.2
Existing technology	42.8
In process research and development	10.8
Non-competition agreement	1.3
Customer relationships	18.0
Trade name	1.4
Goodwill	17.8

Total purchase price	$116.3

The primary area of purchase price allocation that is not yet finalized relates to deferred taxes and the final quantification of direct acquisition costs which are expected to be finalized in the second quarter of fiscal 2008 and may result in an adjustment in goodwill.

Management performed an analysis to determine the fair value of each tangible and identifiable intangible asset, including the portion of the purchase price attributable to acquired in-process research and development projects.

In-Process Research and Development

Of the total purchase price, approximately $10.8 million was allocated to in-process research and development (IPR&D) and was expensed in the first quarter of fiscal 2008. Projects that qualify as IPR&D represent those that have not reached technological feasibility and have no alternative future use at the time of the acquisition. These projects included development of top injection technology and Nitride-Read-Only-Memory (NROM) design projects.

The value assigned to IPR&D was determined using a discounted cash flow methodology, specifically an excess earnings approach, which estimates value based upon the discounted value of future cash flows expected to be generated by the in-process projects, net of all contributory asset returns. The approach includes consideration of the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products

The discount rates applied to individual projects were selected after consideration of the overall estimated weighted average cost of capital and the discount rates applied to the valuation of the other assets acquired. Such weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. In developing the estimated fair values, the Company used a discount rate of 20.8 percent.

Other Acquisition Related Intangible Assets

Existing technology represents Saifun’s core technology, NROM intellectual property, NROM technology doubles the storage of two physically distinct and independent charges. This technology asset was estimated to have a useful life of six years.

Customer relationships represent Saifun’s existing customer relationships as of March 18, 2008. Backlog, or outstanding purchase orders, was included in this asset and customer relationships were estimated to have an average useful life of seven years.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Trade names were estimated to have an average useful life of four years.

Non-competition agreements represent agreements with four key employees and were estimated to have a useful life of two years.

The Company determined the fair value of the above intangible assets using income approaches and based the rates on the most current financial forecast available as of March 18, 2008. The discount rates used to discount net cash flows to their present values was 17.8 percent. The Company determined these discount rates after consideration of the Company’s estimated weighted average cost of capital. The Company recorded the excess of the purchase price over the net tangible and identifiable intangible assets as goodwill.

The estimated useful lives for the acquired intangible assets were based upon Saifun’s historical experience with technology life cycles, product roadmaps, and Spansion’s intended future use of the intangible assets. The Company amortizes acquisition related intangible assets using the straight-line method over their estimated useful lives.

Estimated future amortization expense related to acquisition related intangible assets is as follows:

In millions
Fiscal Year
2008 (9 months)	$8.0
2009	10.7
2010	10.2
2011	10.1
2012	9.8
2013	9.7
Thereafter	4.6

Total	$63.1

Pro Forma Information

The pro forma information that gives effect to the Saifun acquisition as if it had occurred at the beginning of the fiscal period in which the acquisition was consummated (including the relevant comparative period) has not been presented as the impact of the acquisition on the combined financial results is not material.

4. Stock-Based Compensation

Saifun Semiconductors Ltd. Employee Share Option Plans (Saifun Option Plans)

The Company assumed all outstanding option shares under the Saifun Semiconductor Ltd’s 1997, 2001 and 2003 plans (Saifun Option Plans), which were converted into options to purchase shares of the Company’s Class A common stock. Each option share assumed continues to have, and be subject to, the same terms and conditions of such options immediately prior to the acquisition date.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

When Saifun implemented the Saifun Semiconductors Ltd. 2003 Share Option Plan (Saifun 2003 Plan), all Saifun shares that were then available for grant under the earlier Saifun share option plans were acquired by the Saifun 2003 Plan. At that time, Saifun stopped granting awards under the prior plans, and granted all subsequent awards under the Saifun 2003 Plan. As pertains to the Saifun Option Plans, the Company will continue to grant awards under the Saifun 2003 Plan only.

For options granted under the Saifun Option Plans, the exercise period may not exceed 10 years from the date of grant. Options are granted with an exercise price equal to the market price of the stock at the date of grant or at a lower price as determined by the board of directors at the date of grant. Prior to the Acquisition, option awards vested over a period of up to five years; it is expected that option awards granted after the Acquisition will vest over a period of up to four years. Since the inception of the Saifun 2003 Plan, and currently, options granted under any of the Saifun Option Plans which are forfeited or cancelled revert to the Saifun 2003 Plan reserve and are available for future grants. The Saifun 2003 Plan provides that awards may be granted to employees, contractors, directors, and consultants of Saifun and Saifun subsidiaries, although certain option awards that are governed by specific Israeli tax rules may be granted to eligible employees and directors only.

Shares Available to Grant

Number of shares of Class A common stock available for grant under the Spansion Inc. 2007 Equity Incentive Plan (the 2007 Plan) and Saifun Option Plans:

Number of shares available for grant:
Amount reserved for grant (1)	14,520,760
Shares available under the 2005 Plan (2)	431,489
Stock options granted through March 30, 2008, net of cancelled stock options	(5,117,994)
RSU awards granted through March 30, 2008, net of cancelled RSU awards	(292,730)

Shares available for grant under the 2007 Plan and Saifun Option Plans	9,541,525

(1)

The 14,520,760 shares reserved for grant consisted of 6,675,000 shares approved for grant under the 2007 Plan, 920,523 shares transferred from the 2005 Plan and 6,925,237 shares approved for grant under Saifun Option Plans.

(2)	The shares available under the 2005 Plan were related to stock options or RSU awards which were cancelled subsequent to the adoption of the 2007 Plan and thus available for grant under the 2007 Plan.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense for the Spansion Stock-Based Incentive Compensation Plans (Spansion Plans) by financial statement caption, resulting from the Company’s stock options and restricted stock unit (RSU) awards for the three months ended March 30, 2008 and April 1, 2007:

	Three Months Ended
	Mar. 30, 2008	Apr. 1, 2007
	( in thousands)
Cost of sales	$1,321	$901
Research and development	1,268	894
Sales, general and administrative	2,147	1,200

Stock-based compensation expense before income taxes	4,736	2,995
Income tax benefit (1)	—	—

Stock-based compensation expense after income taxes (1)	$4,736	$2,995

(1)

There is no income tax benefit relating to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subjected to a full valuation allowance.

The weighted average fair value of the Company’s stock options granted in the three months ended March 30, 2008 and April 1, 2007 under Spansion Plans and Saifun Option Plans was $1.41 and $6.18 per share, respectively. The weighted average fair value of the Company’s stock options granted in the three months ended March 30, 2008 includes 4,364,829 shares of options granted under Saifun Option Plans in accordance with the provisions of the Acquisition Agreement. The fair value of each stock option was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants:

	Spansion Plans		Saifun Option Plans
	Three Months Ended
	Mar. 30, 2008	Apr. 1, 2007	Mar. 30, 2008
Expected volatility	46%	51%	49%
Risk-free interest rate	2.42%	4.43%	2.55%
Expected term (in years)	4.61	4.61	5.30
Dividend yield	0%	0%	0%

The Company’s dividend yield is zero because the Company has never paid dividends and does not have plans to do so over the expected life of the stock options. The expected volatility is based on the Company’s historical volatility since its initial public offering in December 2005 and the volatilities of the Company’s competitors who are in the same industry sector with similar characteristics (guideline companies) given the limited historical realized volatility data of the Company. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bond with a remaining term equal to the expected stock option life. The expected term is based on the “simplified method” provided in Staff Accounting Bulletin Topic 14, Share-Based Payment, for developing the estimate of the expected life of a “plain vanilla” stock option. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term. The Company estimated forfeitures based on its historical forfeiture rates. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

As of March 30, 2008, the total unrecognized compensation cost related to unvested stock options and RSU awards under Spansion Plans and Saifun Option Plans was approximately $48.3 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2012.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information under Spansion Plans and Saifun Option Plans for the period presented:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options:
Outstanding as of December 31, 2006	2,134,906	$12.63	6.08	$4,761
Granted	1,770,062	$10.39
Cancelled	(363,000)	$12.45
Exercised	(5,000)	$12.00

Outstanding as of December 30, 2007	3,536,968	$11.53	5.66	$—
Granted (1)	4,912,704	$0.89
Cancelled	(12,539)	$13.41

Outstanding as of March 30, 2008	8,437,133	$5.33	7.18	$10,650

Exercisable as of March 30, 2008	1,695,078	$7.88	5.16	$1,486

(1)	The number of options granted in the three months ended March 30, 2008 includes 4,364,829 shares of options granted under Saifun Option Plans in accordance with the provisions of the Acquisition Agreement.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.61 as of March 28, 2008, which was the last trading day prior to March 30, 2008, which would have been received by the stock option holders had all stock option holders exercised their stock options as of that date.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

The following table summarizes RSU award activity and related information for the period presented:

	Number of Shares	Weighted-Average Grant-date Fair Value
Restricted Stock Units:
Unvested as of December 31, 2006	2,923,615	$12.33
Granted	1,680,532	$10.35
Cancelled	(303,430)	$11.95
Vested	(1,147,291)	$12.27

Unvested as of December 30, 2007	3,153,426	$11.33
Granted	56,825	$2.98
Cancelled	(65,123)	$11.01
Vested	(224,683)	$12.34

Unvested as of March 30, 2008	2,920,445	$11.10

5. Net Loss per Share

Basic and diluted net loss per share is computed based on the weighted-average number of common shares outstanding during the periods presented.

For the three months ended March 30, 2008 and April 1, 2007, respectively, the Company excluded approximately 23.1 million and 16.4 million potential common shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon conversion of Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures because they had an antidilutive effect due to net losses recorded in each of those periods.

6. Comprehensive Loss

The following are the components of comprehensive loss:

	Three Months Ended
	Mar. 30, 2008	Apr. 1, 2007
	(in thousands)
Net loss	$(118,471)	$(75,479)
Net change in pension plan, net of taxes	(753)	178
Net change in cumulative translation adjustment	82,465	6,980

Total comprehensive loss	$(36,758)	$(68,321)

7. Related Party Transactions

Upon the issuance of the Company’s Class A common stock to complete the acquisition of Saifun on March 18, 2008, AMD’s voting interest in the Company declined below 10 percent. AMD is no longer deemed to be a related party of the Company as its percentage of voting interest in the Company fell below 10 percent and it has no representation on the Company’s board of directors.

The transactions with AMD for the period from December 31, 2007 to March 18, 2008, the closing date of the Saifun acquisition were not material. The following tables present the related party

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

transactions and account balances between the Company and AMD for the three months ended April 1, 2007 and as of December 30, 2007:

Three Months Ended Apr. 1, 2007
(in thousands)
Cost of sales:
Royalties to AMD	$761
Service fees to AMD(1):
Cost of sales	$(602)
Research and development	75
Sales, general and administrative	109

Service fees to AMD	$(418)

(1)	Service fees to AMD are net of reimbursements from AMD, primarily for facility related charges.

Dec. 30, 2007
(in thousands)
Trade accounts receivable from AMD, net of allowance for doubtful accounts	$2,976
Other receivables from AMD	$6,488
Accounts payable to AMD	$3,597
Royalties payable to AMD	$1,629

The Company receives certain administrative services from Fujitsu, a holder of 10 percent or more of the Company’s voting securities. The charges for these services are negotiated annually between the Company and Fujitsu based on the Company’s expected requirements and the estimated future costs of the services to be provided. The service charges are billed monthly on net 45 days terms. Fujitsu provides test and assembly services to the Company on a contract basis and also provides foundry and sort services to the Company upon consummation of the JV1/JV2 transaction which occurred in the second quarter of fiscal 2007. The Company also purchases commercial die from Fujitsu, which is packaged together with the Company’s Flash memory devices.

The Company licenses certain intellectual property from Fujitsu in exchange for the payment of royalties to Fujitsu. These royalty expenses are recognized in cost of sales. The Company is required to pay Fujitsu semi-annual royalties based on net sales (minus the costs of commercial die). The royalty as a percentage of sales will decline to zero over a specified time. The term of the agreement expires in 2013.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

The following tables present the significant related party transactions and account balances between the Company and Fujitsu:

		Three Months Ended
		Mar. 30, 2008	Apr. 1, 2007
		(in thousands)
Net sales to Fujitsu		$170,089	$212,816
Cost of sales:
Royalties to Fujitsu		$750	$761
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu		20,772	27,481
Subcontract manufacturing and commercial die purchases from Fujitsu		3,356	12,048
Wafer purchases, processing and sort services from Fujitsu	(1)	68,141	—
Net gain recognized on sale of assets to Fujitsu on April 2, 2007	(1)	(8,138)	—
Reimbursement on costs of employees seconded to Fujitsu	(1)	(6,602)	—
Equipment rental income from Fujitsu	(1)	(998)	—
Administrative services income from Fujitsu	(1)	(814)	—

		$76,467	$40,290

Service fees to Fujitsu:
Cost of sales		$—	$335
Research and development		10	369
Sales, general and administrative		152	377

Service fees to Fujitsu		$162	$1,081

(1)	These amounts relate to the JV1/JV2 Transaction which was consummated on April 2, 2007.

	Mar. 30, 2008	Dec. 30, 2007
	(in thousands)
Trade accounts receivable from Fujitsu	$141,326	$183,670
Other receivables from Fujitsu	$6,046	$5,385
Accounts payable to Fujitsu	$59,714	$53,332
Royalties payable to Fujitsu	$750	$1,629
Accrued liabilities to Fujitsu	$5,485	$6,461

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

8. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products.

Changes in the Company’s liability for product warranty during the three months ended March 30, 2008 and April 1, 2007 are as follows:

	Three Months Ended
	Mar. 30, 2008	Apr. 1, 2007
	(in thousands)
Balance, beginning of period	$1,305	$1,350
Provision for warranties issued	1,586	1,264
Settlements	(1,850)	(135)
Changes in liability for pre-existing warranties during the period, including expirations	264	(1,129)

Balance, end of period	$1,305	$1,350

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

9. Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	Mar. 30, 2008	Dec. 30, 2007
	(in thousands)
Debt obligations:
Spansion China Bank Enterprise Cooperation Loan Facility	$5,405	$5,405
Senior Notes	231,227	230,628
Spansion Penang Loan	1,654	2,028
Exchangeable Senior Subordinated Debentures	207,000	207,000
Spansion Japan 2007 Credit Facility	345,348	256,503
Senior Secured Floating Rate Notes	625,722	625,757
Senior Secured Revolving Credit Facility	50,000	—
Spansion Japan 2007 Revolving Credit Facility	80,418	—
Obligations under capital leases	106,535	74,012

Total debt and capital lease obligations	1,653,309	1,401,333
Less: current portion	290,731	101,797

Long-term debt and capital lease obligations, less current portion	$1,362,578	$1,299,536

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

New Debt and Capital Lease Obligations and Activities for the three months ended March 30, 2008:

Debt Obligations

Spansion Japan 2007 Credit Facility

In March 2008, Spansion Japan borrowed an additional amount of 5.6 billion yen (approximately $55.8 million as of March 30, 2008) under this facility. The drawdown period expired on March 31, 2008. As of March 30, 2008, the total outstanding balance under this facility is 34.4 billion yen (approximately $345.3 million). The amount bears interest at approximately 2.86 percent and is schedule to be repaid in quarterly principal installments starting from the second quarter of fiscal 2008 through the fourth quarter of fiscal 2010.

Senior Secured Revolving Credit Facility

In February 2008, the Company borrowed $50.0 million under this credit facility. This amount bears interest at approximately 4.04 percent as of March 30, 2008. The Company had approximately $42.1 million available under this facility as of March 30, 2008.

Spansion Japan 2007 Revolving Credit Facility

During the quarter ended March 30, 2008, Spansion Japan borrowed 8 billion yen (approximately $80.4 million) under this credit facility. As of March 30, 2008, the outstanding balance under this facility is 8 billion yen. This amount bears interest at approximately 1.31 percent. Spansion Japan had approximately 6 billion yen (approximately $60.3 million) available under this facility as of March 30, 2008.

Obligations under Capital Leases

On March 26, 2008, the Company entered into an equipment lease agreement with a third-party financial institution. Under the lease agreement, the Company leased certain equipment for a period of 36 months, in the amount of approximately $52.1 million, beginning on March 27, 2008. Since the present value of the minimum lease payments is greater than 90 percent of the fair value of the equipment, the Company accounted for the lease transaction as a capital lease. The first rental installment of approximately $9.4 million was paid on March 27, 2008. The remaining payments under this lease are scheduled to be paid in 11 consecutive quarterly installments of approximately $4.0 million beginning July 1, 2008 and on the first day of each quarter thereafter. At the end of the lease agreement, the Company may elect to purchase the equipment at its then fair market value, renew the lease agreement with similar terms and conditions as the original lease agreement, or return the equipment. The leased equipment is included in the related property, plant and equipment category. The leased equipment is being amortized over the lease period as this is less than the equipment’s estimated useful life and the related amortization is included in depreciation expense.

10. Income Taxes

The Company recorded an income tax benefit of approximately $0.6 million in the three months ended March 30, 2008 as compared to an income tax benefit of approximately $10.2 million in the three months ended April 1, 2007. The income tax benefit recorded in the three months ended March 30, 2008 was primarily related to an income tax benefit of $1.5 million associated with a loss in Japan, partially offset by tax provisions in profitable foreign locations of $0.9 million. The income tax benefit recorded in the three months ended April 1, 2007 was primarily due to a decrease in the valuation allowance associated with deferred tax assets of the Company’s Japanese subsidiary because the Company believed that it was more likely than not that these deferred tax assets would be realized.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

As of March 30, 2008, most of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which at March 30, 2008, in management’s estimate, is not more likely than not to be achieved.

11. Spansion Japan Pension Plan

The following table summarizes the components of the net periodic pension expense related to the Spansion Japan pension plan for the three months ended March 30, 2008 and April 1, 2007:

	Three Months Ended
	Mar. 30, 2008	Apr. 1, 2007
	(in thousands)
Service cost	$1,632	$1,328
Interest cost	455	398
Expected return on plan assets	(1,007)	(871)
Amortization of prior service cost	155	178

Total net periodic pension expense	$1,235	$1,033

12. Fair Value

As of March 30, 2008, the fair value measurements of the Company’s cash, cash equivalents, and marketable securities consisted of the following and which are categorized in the table below based upon the fair value hierarchy:

	Level 1	Level 2	Level 3	Other	Total
	(in millions)
Cash	$—	$—	$—	$150	$150
Money market funds	183	—	—	—	183
Auction rate securities	—	—	122	—	122

Total cash, cash equivalents and marketable securities	$183	$—	$122	$150	$455

Marketable Securities

The Company’s marketable securities at March 30, 2008 consist of $121.9 million of auction rate securities which are substantially backed by student loans and are guaranteed by the U.S. government Federal Family Education Loan Program (FFELP). These investments were valued at fair value as of March 30, 2008. Prior to February 2008, these securities were publicly quoted and traded in the auctions relating to such investments. Since February 2008, almost all of these securities failed to be traded in these auctions. However, the Company believes that there is no material temporary or permanent impairment of such securities as they have not been subject to a forced liquidation or distress sale and as these securities are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions or refinance their debt in the near term and/or their credit ratings deteriorate, the Company may, in the future, conclude it should record an impairment charge on these investments. As of March 30, 2008, the Company classified its investments in auction rate securities as current assets because it reasonably expects that it will be able to sell these securities at par and have the proceeds available for use in its operations within the next twelve months through a future successful auction or sale to a buyer outside the auction process, or through a redemption by which issuers establish a different form of financing to replace these securities. However, the Company is not dependent on liquidating its auction rate securities in the next twelve months in order to meet its short-term liquidity needs.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy in accordance with Statement 157. Therefore, these auction rate securities were reclassified during the quarter ended March 30, 2008 to a Level 3 category. Fair value of these instruments was derived using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into this methodology were the credit quality of the issuer, the percentage and the types of guarantees (such as Federal Family Education Loan Program—FFELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. Management concluded that the derived fair value was not materially different than par and, accordingly, did not adjust the carrying value of these investments during the quarter ended March 30, 2008.

13. Subsequent Event

Patent Cross-License Agreement with International Business Machines Corp.

On April 7, 2008, the Company entered into a patent cross-license agreement (the Agreement) with International Business Machines Corp. (IBM). Under the Agreement, the Company issued 1,607,717 shares of Spansion Class A common stock, par value $0.001 per share to IBM on April 7, 2008, and will make two additional $5 million payments to IBM before March 25, 2010, either in cash or Spansion Class A common stock equivalent to the cash amount at the time of payment. If the Company wishes to make these additional payments in Class A common stock instead of cash, the shares of Class A common stock are to be issued on the second business day of the Company’s fiscal year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), particularly statements regarding the products that will represent the majority of total net sales, increases in sales of certain products, anticipated future cash flows and cash balances, planned capital spending, liquidity, the effects of our acquisition of Saifun Semiconductors Ltd., the reasonableness of our critical accounting policies and tax provisions, and the amount of liability exposure related to our indemnities, commitments and guarantees. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” “predict,” “potential” and variations of such words and other expressions indicating future results or expectations are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are a semiconductor device company exclusively dedicated to designing, developing, manufacturing, marketing, licensing and selling Flash memory technology and solutions. There are two major architectures of Flash memory in the market today: NOR Flash memory, which is primarily used for code and data storage in mobile phones and primarily for code storage in consumer and industrial electronics, and NAND Flash memory, which is primarily used for data storage in removable memory applications, such as Flash memory cards and USB drives, and is increasingly being used in high-end mobile phones and embedded applications such as MP3 players. Global demand for NAND Flash memory has grown much faster than that for NOR Flash memory largely on the strength of growth in multimedia consumer applications such as MP3 audio players, video players and removable storage applications such as Flash memory cards, USB storage and solid state drive solutions.

The Flash memory market can be divided into two major categories based on application: the integrated category, which includes wireless and embedded applications, and the removable storage category. Within the integrated category, portable, battery-powered communications applications are referred to as “wireless” and all other applications, such as consumer, industrial, telecommunications and automotive electronics, are referred to as “embedded.” Within the removable storage category, applications include Flash memory cards and USB drives. We focus primarily on the integrated category of the Flash memory market. Our Flash memory is integrated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, and personal computer peripherals.

More than two thirds of our net sales are based on our products containing our two or four-bit-per cell MirrorBit technology, and the balance of our net sales are based on single-bit-per-cell floating gate technology. We expect that products using our MirrorBit technology will continue to represent the substantial majority of total net sales.

During the first quarter of fiscal 2008, we had significant accomplishments as follows:

•	We closed the acquisition of Saifun Semiconductors Ltd. (Saifun), enabling entry into the technology licensing business and adding engineering resources to expand our product portfolio.

•	Our SP1 facility reached a run rate of 25,000 wafer starts per quarter and we began recognizing revenue from the sales of our 65–nanometer MirrorBit technology products manufactured in this facility.

Our total net sales for the three months ended March 30, 2008 and April 1, 2007 were approximately $570.3 million and $627.8 million, respectively. The decrease in total net sales in the 2008 period compared to the 2007 period was primarily due to an 11 percent decline in blended average selling price (defined as total net sales divided by total unit shipments), partially offset by a two percent increase in unit shipments. The sales from products based on our MirrorBit technology continue to grow as a percentage of our total net sales, reflecting approximately 77 percent of our total net sales and 54 percent of our total units shipped during the three months ended March 30, 2008, as compared to approximately 66 percent of our total sales and 39 percent of our total units shipped for the corresponding period in fiscal 2007.

Our net losses for the three months ended March 30, 2008 and April 1, 2007 were approximately $118.5 million and $75.5 million, respectively. Our net loss for the three months ended March 30, 2008 was higher as compared to the same period of the prior year primarily due to lower net sales recognized in the first quarter of fiscal 2008 and the inclusion of approximately $13.0 million of charges related to our acquisition of Saifun of which $10.8 million was related to the write off of in-process research and development. The benefit for income taxes included in our net losses for the three months ended March 30, 2008 and April 1, 2007 was approximately $0.6 million and $10.2 million, respectively.

Our cash, cash equivalents and marketable securities totaled $455.0 million as of March 30, 2008 and consisted of cash, money market funds and commercial paper of $333.1 million and auction rate securities of $121.9 million. We believe that our anticipated cash flows from operations and current cash balances, our existing credit facilities and available external financing will be sufficient to fund working capital requirements, capital investments, debt service and operations, and to meet our needs for at least the next twelve months. Our capital expenditures for fiscal 2008 are expected to be less than $500.0 million, of which we anticipate approximately 80 percent will be incurred in the first half of the year. We expect to have free cash flow (defined as operating cash flows minus capital expenditures) in the second half of fiscal 2008 as result of the planned significant reduction of our capital expenditures in this period.

Our ability to fund our cash needs over the short and long term will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors, such as those discussed in Part II, Item 1A “Risk Factors,” many of which are beyond our control. Should we require additional funding, such as to satisfy our short-term and long-term debt obligations when due or to make additional capital investments, we may need to raise the required additional funds through additional bank borrowings or public or private sales of debt or equity securities. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

Saifun Acquisition

On March 18, 2008, we completed the acquisition of all of the outstanding shares of Saifun, a publicly held company with headquarters in Netanya, Israel for a combination of cash and our Class A common stock. The cash distribution was funded solely from Saifun’s existing cash immediately prior to the closing of the transaction.

Saifun is a provider of intellectual property (IP) solutions for the non-volatile memory (NVM) market. Saifun licenses its IP to semiconductor manufacturers that use this technology to develop and manufacture a variety of stand-alone and embedded NVM products. These products include Flash memory used in the telecommunications, consumer electronics, networking and automotive markets. We believe that the acquisition of Saifun expands our product portfolio and enables our entry into the technology licensing business.

The aggregate consideration paid by us for all outstanding Saifun common stock consisted of approximately 22.7 million shares of our Class A common stock. In addition, we also assumed all of the outstanding Saifun stock options which were converted into options to purchase approximately 4.3 million shares of our Class A common stock. The total purchase price for Saifun was $116.3 million and was comprised of:

In millions
22.7 million shares of Class A common stock	$98.4
Fair value of vested options issued	10.5
Acquisition related transaction costs	7.4

Total purchase price	$116.3

The total purchase price was preliminarily allocated to Saifun’s tangible and identifiable intangible assets and liabilities based on their estimated fair values as of March 18, 2008 as set forth below:

In millions
Net assets acquired	$24.2
Existing technology	42.8
In process research and development	10.8
Non-competition agreement	1.3
Customer relationships	18.0
Trade name	1.4
Goodwill	17.8

Total purchase price	$116.3

The valuation and purchase allocation is preliminary and is subject to further adjustment, which may result in an adjustment to goodwill.

In-Process Research and Development

Of the total purchase price, approximately $10.8 million was allocated to in-process research and development (IPR&D) and was expensed in the first quarter of fiscal year of 2008.

Projects that qualify as IPR&D are those that have not reached technological feasibility and have no alternative future use at the time of the acquisition.

Other Acquisition Related Intangible Assets

Existing technology represents Saifun’s core technology, Nitride-Read-Only-Memory (NROM) intellectual property. NROM technology doubles the storage of two physically distinct and independent charges. This technology asset was estimated to have a useful life of six years.

Customer relationships represent Saifun’s existing customer relationships as of March 18, 2008. Backlog, or outstanding purchase orders, was included in this asset and Customer Relationships were estimated to have an average useful life of seven years.

Trade names were estimated to have an average useful life of four years.

Non-competition agreements represent agreements with four key employees and were estimated to have a useful life of two years.

We recorded the excess of the purchase price over the net tangible and identifiable intangible assets as goodwill.

Estimated future amortization expense related to acquisition related intangible assets is as follows:

In millions
Fiscal Year
2008 (9 months)	$8.0
2009	10.7
2010	10.2
2011	10.1
2012	9.8
2013	9.7
Thereafter	4.6

Total	$63.1

Basis of Presentation

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended March 30, 2008 and April 1, 2007 both consisted of 13 weeks.

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

Other than our accounting policies described below regarding fair value, goodwill and business combinations, our critical accounting policies, which incorporate our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, are the same as those described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Fair Value

We adopted Financial Accounting Standards Board (FASB) Statement No. 157 (Statement 157), Fair Value Measurements, effective December 31, 2007. Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Statement 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Examples of the assets carried at Level 1 fair value generally are equities listed in active markets and investments in publicly traded mutual funds with quoted market prices.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.

Level 3 — Inputs reflect Management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of Statement 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of Statement 157 with respect to our financial assets and liabilities only.

Goodwill

As a result of the Saifun acquisition, we recorded approximately $17.8 million of goodwill on our books. In accordance with Statement No. 142 (Statement 142), Goodwill and Other Intangible Assets, we are required to review goodwill for impairment at least annually or more often if there are indicators of impairment present. We will perform our annual impairment analysis during the fourth quarter of each year, with the first impairment test related to Saifun goodwill to be performed during the fourth quarter of 2008.

Business Combinations

In accordance with business combination accounting, we have allocated the purchase price of Saifun to tangible and acquisition related intangible assets acquired and liabilities assumed as well as to in-process research and development based on their estimated fair values. These valuations require us to make significant estimates and assumptions, especially with respect to acquisition related intangible assets.

We will review the acquisition related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recovered.

We make estimates of fair value using reasonable assumptions based on historical experience and information obtained from the management of the acquired company. Critical estimates in valuing certain of the acquisition related intangible assets include but are not limited to: future expected cash flows from sale of products, expected costs to develop in-process research and development projects into commercially viable products and estimated cash flows from the projects when completed; the market’s awareness of the acquired company’s brand and the acquired company’s market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Results of Operations

Net Sales

	Three Months Ended
	Mar. 30, 2008	Apr. 1, 2007	Variance in Dollars	Variance in Percent
	(in thousands, except for percentage)
Wireless Solutions Division (WSD)	$295,973	$386,590	$(90,617)	-23%
Consumer, Set Top Box and Industrial Division (CSID)	273,767	240,645	33,122	14%
Other	532	536	(4)	-1%

Total net sales	$570,272	$627,771	$(57,499)	-9%

Total net sales for the three months ended March 30, 2008 decreased nine percent compared to total net sales for the three months ended April 1, 2007. The decrease was primarily attributable to approximately 11 percent decline in blended Average Selling Price (ASP), which was partially offset by a slight increase in unit shipments. The decrease in blended ASP was primarily the result of price declines in the overall semiconductor memory industry.

Net sales in our Wireless Solutions Division (WSD) decreased approximately 23 percent for the three months ended March 30, 2008 as compared to the corresponding period of fiscal 2007. Nearly all of the decrease was attributable to the decline in blended ASP for WSD as a result of high ASP declines experienced in the wireless market during fiscal 2007.

Net sales in our Consumer, Set Top Box and Industrial Division (CSID) increased 14 percent for the three months ended March 30, 2008 as compared to the corresponding period of fiscal 2007. The increase was primarily attributable to a ten percent increase in blended ASP for CSID primarily as a result of acceptance of our high density MirrorBit products.

For the three months ended March 30, 2008, our WSD business accounted for approximately 52 percent of our total net sales, and our CSID business accounted for approximately 48 percent of our total net sales, as compared to 62 percent and 38 percent, respectively for the corresponding period of fiscal 2007. The percentage shift between our two main business units was primarily the result of the pricing pressure during fiscal 2007 in our WSD business resulting in decreased net sales year-over-year partially offset by an increase in net sales for our CSID business due to strength in high density MirrorBit product sales.

Comparison of Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Income Tax Benefit

The following is a summary of gross margin; operating expenses; interest and other income, net; interest expense and income tax benefit for three months ended March 30, 2008 and April 1, 2007.

	Three Months Ended
	Mar. 30, 2008	Apr. 1, 2007	Variance in Dollars	Variance in Percent
	(in thousands, except for percentage)
Net sales	$570,272	$627,771	$(57,499)	-9%
Cost of sales	475,810	537,970	(62,160)	-12%
Gross margin	17%	14%
Research and development	120,321	101,992	18,329	18%
Sales, general and administrative	64,764	58,240	6,524	11%
In-process research and development	10,800	—	10,800
Operating loss	(101,423)	(70,431)	(30,992)	44%
Interest and other income (expense), net	3,379	8,931	(5,552)	-62%
Interest expense	(20,991)	(24,146)	3,155	-13%
Income tax benefit	564	10,167	(9,603)	-94%

Our gross margin increased by three percent for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007. Our cost per bit (defined as total cost of sales divided by total bits shipped) decreased by 24 percent in the first quarter of fiscal 2008 as compared to the same period in fiscal 2007, which was partially offset by a decrease in our blended ASP per bit (defined as net sales divided by total Flash memory bits shipped) of 22 percent. The increase in gross margin percentage was primarily due to the stabilization of the Flash memory pricing environment during the first quarter of fiscal 2008 and the result of our cost reduction efforts that included increased productivity and output of JV3 and Fab 25, improvement of cumulative product yields, reduction of test time and better pricing from suppliers. These cost savings were partially offset by SP1 manufacturing costs incurred in the first quarter of fiscal 2008.

The increase in research and development expenses was primarily due to an increase in 300-millimeter costs related to SP1, which represented approximately 80 percent of the increase for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007. Also, we incurred higher labor costs during the first quarter of fiscal 2008, primarily related to increased headcount for the development of the next generation of MirrorBit ORNAND architecture. The increase in research and development expenses was partially offset by the reduction in the development costs for Fab 25.

The increase in sales, general and administrative expenses was primarily due to higher legal fees which represented approximately 54 percent of the increase, primarily related to litigation expenses.

During the three months ended March 30, 2008, we expensed $10.8 million of Saifun acquisition related IPR&D charges in connection with the acquisition of Saifun. Projects that qualify as IPR&D are those that have not reached technological feasibility and have no alternative future use at the time of the acquisition. We did not have a similar charge during the same period in fiscal 2007.

The decrease in interest and other income (expense), net was primarily due to the combined effect of the decrease in our invested cash, cash equivalents and marketable securities balances, and the decrease in our average investment portfolio yield of approximately 0.85 percent.

The decrease in interest expense was primarily due to capitalization of approximately $6.5 million of interest related to the financing of our SP1 facility in the first quarter of fiscal 2008. The decrease was partially offset by an increase in interest expense as a result of a higher average debt balance for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007. During the first quarter of fiscal 2008, we borrowed approximately $231 million from our existing credit facilities. The average interest rate on our debt portfolio was 6.7 percent in the first quarter of fiscal 2008 as compared to 7.7 percent in the same period of fiscal 2007.

We recorded an income tax benefit of $0.6 million in the three months ended March 30, 2008 as compared to an income tax benefit of $10.2 million in the three months ended April 1, 2007. The income tax benefit recorded in the three months ended March 30, 2008 was primarily related to an income tax benefit of $1.5 million associated with a loss in Japan, partially offset by tax provisions in profitable foreign locations of $0.9 million. The income tax benefit recorded in the three months ended April 1, 2007 was primarily due to a decrease in the valuation allowance associated with deferred tax assets of our Japanese subsidiary as we believed that it was more likely than not that these deferred taxes would be realized.

As of March 30, 2008 most of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which at March 30, 2008, in management’s estimate, is not more likely than not to be achieved.

Other Items

The impact on our operating results from changes in foreign currency exchange rates has not been material, principally because our expenses denominated in yen are generally comparable to our sales denominated in yen and we enter into foreign currency exchange contracts to mitigate our exposure when yen denominated expenses and sales are not comparable.

As of March 30, 2008, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $48.3 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2012.

Contractual Obligations

The following table summarizes our contractual obligations as of March 30, 2008, presented on a fiscal year basis.

	Total	Remaining 2008	2009	2010	2011	2012	2013 and Beyond
	(in thousands)
Senior Secured Floating Rate Notes	$625,000	$—	$—	$—	$—	$—	$625,000
Spansion Japan 2007 Credit Facility	345,349	82,884	110,512	151,953	—	—
Senior Notes	250,000	—	—	—	—	—	250,000
Exchangeable Senior Subordinated Debentures	207,000	—	—	—	—	—	207,000
Spansion Japan 2007 Revolving Credit Facility	80,418	80,418	—	—	—	—	—
Senior Secured Revolving Credit Facility	50,000	50,000	—	—	—	—	—
Capital lease obligations	106,534	30,814	37,856	22,254	15,610	—	—
Other Credit Facility - Subsidiaries	7,059	6,758	301	—	—	—	—

Total principal contractual obligations	1,671,360	250,874	148,669	174,207	15,610	—	1,082,000
Operating leases	31,754	11,347	11,870	4,429	2,330	875	903
Unconditional purchase commitments (1)	528,569	227,766	192,070	61,643	31,845	15,025	220
Interest payments on debt and capital leases	508,729	61,019	86,765	78,875	72,935	72,331	136,804

Total contractual obligations	$2,740,412	$551,006	$439,374	$319,154	$122,720	$88,231	$1,219,927

(1)	Unconditional purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Unconditional purchase commitments exclude agreements that are cancelable without penalty. These agreements are related principally to inventory and other items.

Spansion Japan 2007 Credit Facility

In March 2008, Spansion Japan borrowed an additional amount of 5.6 billion yen (approximately $55.8 million as of March 30, 2008) under this facility. The drawdown period expired on March 31, 2008. As of March 30, 2008, the total outstanding balance under this facility is 34.4 billion yen (approximately $345.3 million). The amount bears interest at approximately 2.86 percent and will be repaid in quarterly principal installments starting from the second quarter of fiscal 2008 through the fourth quarter of fiscal 2010.

Senior Secured Revolving Credit Facility

In February 2008, we borrowed $50.0 million under this credit facility. This amount bears interest at approximately 4.04 percent as of March 30, 2008. We had approximately $42.1 million available under this facility as of March 30, 2008.

Spansion Japan 2007 Revolving Credit Facility

In January 2008, Spansion Japan started to borrow under this credit facility. As of March 30, 2008, the outstanding balance under this facility is 8 billion yen (approximately $80.4 million). This amount bears interest at approximately 1.31 percent. Spansion Japan had approximately 6 billion yen (approximately $60.3 million) available under this facility as of March 30, 2008.

Obligations under Capital Leases

On March 26, 2008, we entered into an equipment lease agreement with a third-party financial institution. Under the lease agreement, we leased certain equipment for a period of 36 months, in the amount of approximately $52.1 million, beginning on March 27, 2008. As the present value of the minimum lease payments is greater than 90 percent of the fair value of the equipment, we accounted for the lease transaction as a capital lease. The first rental installment of approximately $9.4 million was paid on March 27, 2008. The remaining payments under this lease are payable in 11 consecutive quarterly installments of approximately $4.0 million beginning July 1, 2008 and on the first day of each quarter thereafter. At the end of the lease agreement, we may elect to purchase the equipment at its fair market value, renew the lease agreement with similar terms and conditions as the original lease agreement, or return the equipment.

Other Financial Matters

Subsequent Event

On April 7, 2008, we entered into a patent cross-license agreement with International Business Machines Corporation (IBM). Under the agreement, we issued 1,607,717 shares of our Class A common stock, par value $0.001 per share to IBM on April 7, 2008, and will make two additional $5 million payments to IBM before March 25, 2010, either in cash or shares of our Class A common stock equivalent to the cash amount at the time of payment. If we wish to make these additional payments in Class A common stock instead of cash, the shares of Class A common stock are to be issued on the second business day of our fiscal year.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

Our cash, cash equivalents and marketable securities totaled $455.0 million as of March 30, 2008 and consisted of cash, money market funds and commercial paper of $333.1 million and auction rate securities of $121.9 million. We are subject to certain restrictions on our distribution of cash contained in our third-party loan agreements described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 filed with the SEC on February 28, 2008.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was approximately $58.7 million in the three months ended March 30, 2008. Non-cash charges included in the net loss consisted primarily of approximately $141.9 million of depreciation and amortization, approximately $10.8 million of acquisition related in-process research and development, approximately $10.7 million of deferred income taxes benefit and approximately $4.7 million of stock compensation costs. The net changes in operating assets and liabilities in the three months ended March 30, 2008 primarily consisted of a decrease in accounts receivable of approximately $51.6 million due to a decline in net sales, an increase in inventory of approximately $49.2 million and an increase in accounts payable and accrued liabilities of approximately $22.2 million. Our days of inventory were 121 days in the first quarter of fiscal 2008 as compared to 102 days for the fourth quarter of fiscal 2007. We expect our days of inventory to improve in the second half of fiscal 2008.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $81.0 million in the three months ended March 30, 2008, primarily as a result of approximately $176.4 million of capital expenditures used to purchase property, plant and equipment, principally related to our investment in 300-millimeter equipment at SP1 and SDC, offset by a net cash inflow of approximately $94.8 million from the maturity and sale of our auction rate securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was approximately $160.7 million in the three months ended March 30, 2008. This amount included approximately $231.1 million of borrowing proceeds from our Spansion Japan 2007 Revolving Credit Facility, Spansion Japan 2007 Credit Facility and Senior Secured Revolving Credit Facility, offset in part by approximately $70.4 million in repayments on debt (primarily under the Spansion Japan 2007 Revolving Credit Facility) and capital lease obligations during the three months ended March 30, 2008.

Liquidity

Our future uses of cash are expected to be primarily for working capital, capital expenditures, debt service and other contractual obligations. Our capital expenditures for the first quarter of fiscal 2008 were approximately $227 million (including approximately $50.0 million of capital leases), of which approximately 76 percent was related to our 300-millimeter development and technology facilities, SP1 and SDC. Our capital expenditures for fiscal 2008 are expected to be less than $500 million. We expect that our cash need for capital deliveries will be financed from existing credit facilities, capital leases, and cash on hand, excluding marketable securities. Timing of the payments will depend on terms negotiated with individual vendors, and will affect our cash and debt positions during the remainder of fiscal 2008. Additionally, the total amount due on debt service and other contractual obligations for the nine months remaining in fiscal 2008 is approximately $551.0 million.

As of March 30, 2008, we had cash and cash equivalents of approximately $333.1 million, marketable securities of approximately $121.9 million and approximately $102.4 million available under our revolving credit facilities, totaling approximately $557.4 million. Availability under our credit facilities is subject to certain borrowing base calculations derived from accounts receivable in Spansion Japan and Spansion LLC. Our marketable securities currently consist solely of auction-rate securities, which are variable rate debt instruments, having long-term maturity dates (typically 24 to 39 years), but whose interest rates historically would reset through an auction process, most commonly at intervals of 7, 28 and 35 days. Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by the Federal Family Education Loan Program (FFELP), and all were rated Aaa/AAA as of March 30, 2008; the remaining are backed by guaranteed student loans which were all rated Aaa/AAA as of March 30, 2008. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. We believe that there is no material temporary or permanent impairment of such securities as they have not been subject to a forced liquidation or distress sale. As of March 30, 2008, we classified our investments in auction rate securities as current assets because we reasonably expect that we will be able to sell these securities at par and have the proceeds available for use in our operations within the next twelve months through a future successful auction or sale to a buyer outside the auction process, or through a redemption by which issuers establish a different form of financing to replace these securities. However, we are not dependent on liquidating our auction rate securities in the next twelve months in order to meet our short-term liquidity needs.

We believe that our anticipated cash flows from operations and current cash balances, our existing credit facilities and available external financing will be sufficient to fund working capital requirements, capital investments, debt service and operations and to meet our cash needs for at least the next twelve months. Our ability to fund our cash needs over the short and long term will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors, such as those discussed in Part II, Item 1A “Risk Factors,” including the risk factor described as “Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments”, many of which are beyond our control. Should we require additional funding, such as to satisfy our short-term and long-term debt obligations when due or to make additional capital investments, we may need to raise the required additional funds through additional bank borrowings or public or private sales of debt or equity securities. Credit market conditions will affect our ability to access the capital market and/or the cost of financing. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

Off-Balance-Sheet Arrangements

During the normal course of business, we made certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities and commitments would not be material to our accompanying consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. We experienced no significant changes in market risk during the first three months of fiscal 2008 except as follows: during the first three months of fiscal 2008, the U.S. dollar continued to weaken against the Japanese yen. As a result, the cumulative translation adjustment balance increased by approximately $82.5 million. This increase was primarily due to the translation of net assets of our subsidiary in Japan, denominated in that entity’s functional currency, the Japanese yen, into our reporting currency, the U.S. dollar. However, this translation adjustment does not affect our earnings or cash flows as it is recorded as a component of stockholders’ equity in our balance sheet. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to continue to incur foreign currency translation adjustments, which will either increase or decrease our total stockholders’ equity balance and which may be material. In addition, we cannot give any assurance as to the effect of future changes in foreign currency rates on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes to Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with our management’s evaluation that occurred during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Tesserra v. Spansion LLC, et al.

On October 7, 2005, Tessera, Inc. filed a complaint, Civil Action No. 05-04063, for alleged patent infringement against Advanced Micro Devices (“AMD”) and Spansion LLC in the United States District Court for the Northern District of California under the patent laws of the United States of America, 35 U.S.C. section 1, et seq., including 35 U.S.C. section 271. The complaint alleges that Spansion LLC’s Ball Grid Array (“BGA”) and multichip packages infringe the following Tessera patents: United States Patent No. 5,679,977, United States Patent No. 5,852,326, United States Patent No. 6,433,419 and United States Patent No. 6,465,893. On December 16, 2005, Tessera filed a First Amended Complaint adding Spansion, Inc. and Spansion Technology Inc. as defendants. On January 31, 2006, Tessera filed a Second Amended Complaint adding Advanced Semiconductor Engineering, Inc., Chipmos Technologies, Inc., Chipmos U.S.A., Inc., Silicon Precision Industries Co., Ltd., Siliconware USA, Inc., STMicroelectronics N.V., STMicroelectronics, Inc., Stats Chippac Ltd., Stats Chippac, Inc., and Stats Chippac (BVI) Limited as defendants. The Second Amended Complaint alleges that Spansion LLC’s BGA and multichip packages infringe the four Tessera patents identified above. The Second Amended Complaint further alleges that the newly named defendants are in breach of a Tessera license agreement, and that Silicon Precision Industries Co., Ltd. is infringing a fifth Tessera patent, United States Patent No. 6,133,627. The Second Amended Complaint seeks unspecified damages, injunctive relief, a trebling of damages for alleged willful conduct and attorneys’ fees (the “Tessera District Court Action”). On February 9, 2006, Spansion filed an answer to the Second Amended Complaint and asserted counterclaims against Tessera. On April 18, 2006, U.S. District Court Judge Claudia Wilken issued a Case Management Order that set a trial date of January 28, 2008. On March 13, 2007, Judge Wilken issued an order vacating the trial date. On April 12, 2007, Judge Wilken issued an order referring case management scheduling issues to a Special Master, and directing that the court will appoint an expert in the case to testify on the ultimate merits of the technical issues relating to infringement and patent validity. On April 26, 2007, Spansion, STMicroelectronics and AMD filed a motion to stay the Tessera District Court Action pending resolution of an International Trade Commission Investigation that is described below. On May 24, 2007, Judge Wilken issued an order staying the Tessera District Court Action until final resolution of the ITC action.

We believe that we have meritorious defenses against Tessera’s claims and we intend to defend the lawsuit vigorously.

Tessera ITC Investigation

On April 17, 2007 Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission (“ITC”) against respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion Inc., Spansion LLC and STMicroelectronics N.V. Tessera claims that “face up” and “stacked-chip” small format laminate Ball Grid Array (“BGA”) packages, including the Spansion 5185941F60 chip assembly, infringe certain specified claims of United States Patent Nos. 5,852,326 and 6,433,419 (“Asserted Patents”). The complaint requests that the ITC institute an investigation into the matter. The complaint seeks a permanent exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States all semiconductor chips with small format laminate BGA semiconductor packaging that infringe any of the Asserted Patents, and all products containing such infringing small format laminate BGA semiconductor packaged chips. The complaint also seeks a permanent cease and desist order pursuant to section 337(f) of the Tariff Act of 1930, as amended, directing respondents with respect to their domestic inventories to cease and desist from marketing, advertising, demonstrating, sampling, warehousing inventory for distribution, offering for sale, selling, distributing, licensing, or using any semiconductor chips with small format laminate BGA semiconductor packaging that infringe any of the Asserted Patents, and/or products containing such semiconductor chips. On May 15, 2007, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, Inv. No. 337-TA-605, identifying ATI Technologies, ULC, Freescale Semiconductor, Inc., Motorola, Inc., Spansion Inc., Spansion LLC and STMicroelectronics N.V. (“Respondents”) as respondents. On June 8, 2007, Respondents filed a motion to stay the ITC investigation pending reexamination of the Asserted Patents by the U.S. Patent and Trademark Office. On July 11, 2007, Administrative Law Judge Carl C. Charneski set an Initial Determination date of May 21, 2008 and a target date for completion of the ITC Investigation of August 21, 2008. On October 17, 2007, the ITC investigation was reassigned to Administrative Law Judge Theodore Essex, who set a hearing for February 25, 2008. On February 26, 2008, Judge Essex issued an Initial Determination granting respondents’ motion for a stay of the ITC investigation pending completion of the re-examination of the Asserted Patents by the U.S. Patent and Trademark Office. On March 4, 2008, Tessera filed, with the International Trade Commission, a Petition for Review of the Initial Determination Ordering Stay. On March 27, 2008, the ITC issued an order reversing Judge Essex’s Initial Determination, and denying respondents’ motion for a stay of the ITC investigation pending reexamination of the Asserted Patents.

We believe that we have meritorious defenses against Tessera’s claims and we intend to defend this proceeding vigorously.

LSI, Agere v. Spansion, Inc., et al.

On April 18, 2008, LSI Corporation and Agere Systems, Inc. filed a complaint, Civil Action No. 2 - 08 CV -165, in the United States District Court for the Eastern District of Texas, against defendants United Microelectronics Corporation, Integrated Device Technology, Inc., AMIC Technology Corporation, Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Microchip Technology, Inc., Micromas Semiconductor Holding, AG, National Semiconductor Corporation, Nanya Technology Corporation, NXP B.V., ON Semiconductor Corporation, Powerchip Semiconductor Corporation, ProMOS Technologies, Inc., Spansion, Inc., STMicroelectronics NV and Vanguard International Semiconductor Corporation. The complaint alleges that certain Spansion Flash products, including Spanison’s 4 Mb CMOS 3.0 Volt-only Simultaneous Read/Write Flash Memory and 1 G MirrorBit NOR Flash products, infringe at least claim 1 of U.S. Patent No. 5,227, 335 (the “Asserted Patent”). The complaint seeks a declaration that Spansion infringes the Asserted Patent, permanent injunctive relief and unspecified reasonable royalty and other damages, a trebling of damages for alleged willful conduct and attorney’s fees.

We believe that we have meritorious defenses against LSI’s and Agere’s claims and we intend to defend the lawsuit vigorously.

LSI, Agere ITC Investigation

On April 18, 2008, LSI Corporation and Agere Systems, Inc. (collectively “Complainants”) filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission against respondents United Microelectronics Corporation, Integrated Device Technology, Inc., AMIC Technology Corporation, Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Microchip Technology, Inc., Micromas Semiconductor Holding, AG, National Semiconductor Corporation, Nanya Technology Corporation, NXP B.V., ON Semiconductor Corporation, Powerchip Semiconductor Corporation, ProMOS Technologies, Inc., Spansion, Inc., STMicroelectronics NV and Vanguard International Semiconductor Corporation. The complaint alleges that certain Spansion Flash products, including Spanison’s 4 Mb CMOS 3.0 Volt-only Simultaneous Read/Write Flash Memory and 1 G MirrorBit NOR Flash products, infringe at least claim 1 of U.S. Patent No. 5,227,335 (the “Asserted Patent”). The complaint identifies, under the heading “Related Litigations,” other lawsuits involving the Asserted Patent, including Agere Systems, Inc. v Atmel Corporation, Civil Action No. 2:02-CV-864 (E.D. Pa.). The complaint requests that the International Trade Commission institute an investigation into the matter. The complainant seeks a permanent exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States all semiconductor IC devices and products containing same, made by a method that infringes one or more claims of the Asserted Patent. The complainant also seeks a permanent cease and desist order pursuant to section 337(1) of the Tariff Act of 1930, as amended, directing respondents to cease and desist from importing, selling, offering for sale, using, demonstrating, promoting, marketing, and/or advertising in the United States, or otherwise transferring outside the United States for sale in the United States, semiconductor IC devices and products containing same made by a method that infringes one or more claims of the Asserted Patent.

We believe that we have meritorious defenses against LSI’s and Agere’s claims and we intend to defend this proceeding vigorously.

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

Sales of our Flash memory products are dependent to a large degree upon consumer demand for mobile phones. In fiscal 2006 and fiscal 2007, wireless customers, which primarily consist of mobile phone OEMs, represented the largest market for NOR Flash memory. The market research firm iSuppli projects that wireless handset NOR Flash memory will represent approximately 61 percent of all NOR Flash memory sales in 2008, excluding commercial die such as the DRAM that is bundled in our multi-chip packages, or MCPs. In fiscal 2007 and fiscal 2006, sales to wireless Flash memory customers accounted for a majority of our sales.

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

Our business has been characterized by an average selling price that declines over time, which can negatively affect our results of operations.

As a semiconductor manufacturing company, our financial results are primarily dependent upon the difference between our average selling price and our costs. Generally, we endeavor to maintain or increase our average selling price while lowering our costs, improving our product mix, and selling more units. Historically, however, the average selling price of our products has decreased during the products’ lives, and we expect this trend to continue. When our average selling price declines, our net sales and gross margins also decline unless we are able to compensate by selling more units, reducing our manufacturing costs or introducing and selling new, higher margin products with higher densities and/or advanced features. If the average selling price for our products continues to decline, our operating results could be materially adversely affected.

Moreover, during downturns, periods of extremely intense competition, or the presence of oversupply in the industry, the average selling price for our products has declined at a high rate over relatively short time periods as compared to historical rates of decline. For example, during the second quarter of fiscal 2007, our average selling price decreased by approximately 11 percent compared with the first quarter of fiscal 2007, a decrease that was greater than expected, due to unanticipated intense competitive pricing environments in the Flash memory market. We are unable to predict average selling prices for any future periods and may experience unanticipated, sharp declines in average selling prices for our products. When such pricing declines occur, we may not be able to mitigate the effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially adversely affected.

We have lost rights to key intellectual property arrangements because we are no longer a beneficiary of AMD’s patent cross-license agreements and other licenses, which creates a greatly increased risk of patent or other intellectual property infringement claims against us.

As a subsidiary of Advanced Micro Devices, Inc. (AMD) until our initial public offering in December 2005, we were the beneficiary of AMD’s intellectual property arrangements with third parties, including patent cross-license agreements with other major semiconductor companies such as Intel, Motorola and IBM, and licenses from third parties for technology incorporated in our products and software used to operate our business. As a result of the conversion of the outstanding shares of Class D common stock into shares of Class A common stock in November 2006, we ceased to be a beneficiary under most of the remainder of these license agreements. As a result, we may be subject to claims that we are infringing intellectual property rights of third parties through the manufacture and sale of our products and the operation of our business. Therefore, absent negotiating our own license agreements with the third parties who own such intellectual property, we will be vulnerable to claims by such parties that our products or operations infringe such parties’ patents or other intellectual property rights.

We may attempt to negotiate our own agreements and arrangements with third parties for intellectual property and technology that are important to our business, including the intellectual property that we previously had access to through our relationship with AMD. We may also attempt to acquire new patents as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating. If such third-party benefits from an existing patent cross-license agreement with AMD or Fujitsu Limited (Fujitsu), in many cases such third party will retain the rights that it has under that agreement, including rights to utilize the patents that AMD and Fujitsu transferred to us in connection with our reorganization as Spansion LLC in June 2003. In many cases, third parties also retain such rights to utilize any patents that have been issued to us or acquired by us between the dates of our reorganization in 2003 and our initial public offering in 2005 or, in some cases, between the dates of our reorganization in 2003 and the conversion of the Class D common stock in 2006. Our negotiating position may therefore be impaired, because the other party will already be entitled to utilize a large number of our patents, while we will no longer have the right to utilize that party’s patents. As a result, we may be unable to obtain access to the other party’s patent portfolio on favorable terms or at all. Similarly, with respect to licenses from third parties for technology incorporated in our products or software used to operate our business, we may not be able to negotiate prices with these third parties on terms as favorable to us as those previously available to us because we are no longer able to take advantage of AMD’s size and purchasing power. These parties, and other third parties with whom AMD had no prior intellectual property arrangement, may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted. Such litigation could be extremely expensive and time consuming. We cannot assure you that such litigation would be avoided or successfully concluded. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of our products, would have a material adverse effect on us.

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

The Flash memory market is highly cyclical and has experienced severe downturns, often as a result of wide fluctuations in supply and demand, constant and rapid technological change, continuous new product introductions and price erosion. Our financial performance has been, and may in the future be, adversely affected by these downturns. We have incurred substantial losses in past downturns, due principally to:

•	substantial declines in average selling prices, particularly due to competitive pressures and an imbalance in product supply and demand;

•	a decline in demand for end-user products that incorporate our products; and

•	lower than expected demand in the distribution channels such as by mobile phone OEMs.

For example, during the first quarter of fiscal 2007, our business was adversely affected by a seasonal drop in unit shipments, and during the first nine months of fiscal 2007, our business was adversely affected by a greater than average decline in our average selling price as a result of intense competitive pressures. Our historical financial information does not necessarily indicate what our results of operations, financial condition or cash flows will be in the future. If our net sales decline in the future, or if these or other similar conditions continue or occur again in the future, we would likely be materially adversely affected.

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

We incurred net losses in each of the first quarter of fiscal 2008, and fiscal years 2007, 2006 and 2005 of approximately $118.5 million, $263.5 million, $147.8 million and $304.1 million. As a result, we are continuing to undertake actions in an effort to significantly reduce our expenses. These actions include the sale of non-performing assets, the consolidation of certain functional operations and other activities related to reducing expenses. We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected.

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

In each of the last five years from 2003 to 2007, industry sales of NAND-based Flash memory products grew at a higher rate than sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. In 2007, according to iSuppli, total sales for the Flash memory market reached approximately $21.5 billion, of which approximately 35 percent was classified as sales of NOR-based Flash memory products and approximately 65 percent was classified as sales of NAND-based Flash memory products. iSuppli estimates that sales of NAND-based Flash memory products grew by approximately 13 percent from 2006 to 2007 and will grow at a 12 percent compound annual growth rate from 2007 to 2012, while sales of NOR-based Flash memory products declined by approximately two percent from 2006 to 2007 and will decline by approximately two percent compound annual rate from 2007 to 2012. We expect the Flash memory market trend of decreasing market share for NOR-based Flash memory products relative to NAND-based Flash memory products to continue in the foreseeable future.

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

In addition, even if products based on NAND architecture are unsuccessful in displacing products based on NOR architecture, the average selling price for our products may be adversely affected by a significant decline in the price for NAND-based products. Such a decline may result in downward price pressure in the overall Flash memory market affecting the price we can obtain for our NOR-based products, which would adversely affect us. We believe such downward pricing pressure was a factor in the significant declines in the average selling price in the first half of 2007. If the prices for NAND products do not improve, or continue to decline, we may be materially adversely affected.

We have a substantial amount of, and continue to incur, indebtedness which could adversely affect our financial position.

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. Our indebtedness has increased over time and may increase in the future. At the time of our initial public offering in December 2005, our aggregate principal amount of outstanding debt was approximately $760.0 million. As of March 30, 2008, we had an aggregate principal amount of approximately $1.7 billion in outstanding debt. In order to advance our business with new technologies, like other semiconductor manufacturers, we are required to make sizable capital investment in facilities and equipment. If cash flow from operations is not sufficient to meet capital requirements, we may need to incur additional indebtedness.

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

As of March 30, 2008, we were in compliance with the financial covenants under our debt instruments. However, we cannot assure you that in the future we will be able to satisfy the covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. If we fail to comply with such covenants, we cannot assure you that we will be able to obtain waivers for any future failures to comply with our financial covenants, or amendments which will prevent a failure to comply in the future. A breach of any of the covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect us.

If we cannot generate sufficient operating cash flows and obtain external financing, we may be unable to make all of our planned capital expenditures.

Our ability to fund anticipated capital expenditures depends on generating sufficient cash flows from operations and the continued availability of external financing. We expect our total capital expenditures for the second quarter of fiscal 2008 to be approximately $170.0 to $200.0 million. Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flows and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for our products, product mix, changes in industry conditions and market competition.

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

If we are unable to timely and efficiently expand our manufacturing capacity to increase 300-millimeter wafer capacity at SP1, and achieve a competitive wafer cost for SP1 output, our business and financial results could be materially adversely affected.

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

The timing for expanding our 300-millimeter capacity in SP1 will also depend in part on our ability to execute our plan for equipping the facility and other factors that may be beyond our control, such as delivery schedules for the required machinery and equipment and construction schedules. If we are unable to timely and efficiently ramp production on 300-millimeter wafers, we will not achieve anticipated cost savings associated with this technology and our gross margins could decline. Even if we are successful in expanding this capacity, if the demand for our products is not sufficient to support the additional capacity when it becomes available, we could be materially and adversely affected.

The loss of a significant customer or a reduction in demand for our Flash memory products from a significant customer could have a material adverse effect on us.

We serve our customers worldwide directly through our sales force and indirectly through our distributors, who purchase products from us and sell them to customers, either directly or through their distributors. Our customers consist of OEMs, ODMs and contract manufacturers. In the first quarter of fiscal 2008, and fiscal years 2007, fiscal 2006 and fiscal 2005, the five largest of these customers accounted for a significant portion of end sales of our products. If one of these customers stopped purchasing our Flash memory products, or if one of these customers were to materially reduce its demand for our products, we could be materially adversely affected. For example, in the third quarter of fiscal 2007 we were materially adversely affected by the reduced customer demand in Japan for some of our custom high density Flash memory solutions.

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

Our success depends to a significant extent on the development, qualification, production, introduction and acceptance of new product designs and improvements that provide value to Flash memory customers. We must also be able to accomplish this process at a faster pace than we currently do. For example, we introduced products on 90-nanometer process technology in fiscal 2006 and products on 65-nanometer process technology in the fourth quarter of fiscal 2007, and plan to introduce products on 45-nanometer process technology in late fiscal 2008. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we could be materially adversely affected. For example, during the first quarter of fiscal 2005, we experienced a delay in qualifying and introducing a new Flash memory product based on our MirrorBit technology for wireless Flash memory customers. The delay, which was due to our having to re-design the product in order to achieve higher performance specifications under all temperature conditions, contributed to lower than anticipated net sales during the first six months of fiscal 2005 and caused us to lose market share.

Competitors may introduce new memory or other technologies that may make our Flash memory products uncompetitive or obsolete.

Our competitors are working on a number of new technologies, including FRAM, MRAM, polymer, charge trapping and phase-change based memory technologies. Some of our competitors have announced plans to bring to market products based on phase-change based memory technology in 2009. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate Flash memory, these other products could pose a competitive threat to a number of Flash memory companies, including us. In addition, some of Saifun’s licensees and customers are our competitors or work with our competitors and have licensed Flash memory intellectual property associated with NROM technology from Saifun. Use of this NROM intellectual property or use of independently developed charge trapping Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory technology that may compete with our proprietary MirrorBit technology.

If we fail to successfully develop products based on our new MirrorBit ORNAND, MirrorBit Eclipse, MirrorBit Quad or MirrorBit ORNAND2 architectures, or if there is a lack of market acceptance of these products, our future operating results would be materially adversely affected.

We are attempting to position ourselves to address the increasing demand for data optimized Flash memory by offering higher density, lower cost and more versatile products based on our new MirrorBit ORNAND, MirrorBit Quad, MirrorBit Eclipse and MirrorBit ORNAND2 architectures. The success of these architectures requires that we timely and cost effectively develop, manufacture and market products based on these architectures that are competitive with floating gate NAND-based Flash memory solutions. We began commercial shipments of MirrorBit ORNAND 90-nanometer process-based products in the second quarter of fiscal 2006 and began commercial shipments of MirrorBit Quad 90-nanometer process-based products in the first quarter of fiscal 2007. In first quarter fiscal 2008 we began commercial shipments of MirrorBit ORNAND 65-nanometer process-based products and sampled MirrorBit Quad, MirrorBit NOR and MirrorBit Eclipse 65-nanometer process-based products. However, if we fail to continue to develop and commercialize these products and additional products based on these architectures on a timely basis, our future operating results would be materially adversely affected. Furthermore, if market acceptance of products based on our MirrorBit architectures occurs at a slower rate than we anticipate, our ability to compete will be reduced, and we would be materially adversely affected. If we do not achieve market acceptance of these architectures or subsequent MirrorBit products, our future operating results would be materially adversely affected.

Industry overcapacity could require us to take actions which could have a material adverse effect on us.

Semiconductor companies with their own manufacturing facilities and specialist semiconductor foundries, which are subcontractors that manufacture semiconductors designed by others, have added significant capacity in recent years and are expected to continue to do so. In the past, capacity additions sometimes exceeded demand requirements leading to oversupply situations and downturns in the industry. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for Flash memory products contribute to cyclicality in the Flash memory market, which may in the future negatively impact our average selling price and materially adversely affect us.

It is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing capacity. This may result in write-downs or write-offs of inventories and losses on products the demand for which is lower than we anticipate. In addition, during periods of industry overcapacity, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements.

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

Our principal NOR Flash memory competitors are Numonyx B.V. and Samsung Electronics Co., Ltd. Additional significant NOR Flash memory competitors include Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation and Sharp Electronics Corp.

We increasingly compete with NAND Flash memory manufacturers where NAND Flash memory has the ability to replace NOR Flash memory in customer applications and as we develop data storage solutions based on our MirrorBit ORNAND, MirrorBit Quad, MirrorBit Eclipse and MirrorBit ORNAND2 architectures for the integrated category and select portions of the removable category of the Flash memory market. Our principal NAND Flash memory competitors include Samsung Electronics Co., Ltd, Toshiba Corporation, Hynix Semiconductor Inc. and Numonyx. In the future our principal NAND Flash memory competitors may include Intel Corporation, Micron Technology, Inc., IM Flash Technology LLC, the joint venture between Intel and Micron Technology, Inc. and SanDisk Corporation.

The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality, customer relationships and ability to provide value-added solutions. In particular, in the past, our competitors have aggressively priced their products, which resulted in a decreased average selling price for our products in the first half of fiscal 2007 and adversely impacted our results of operations. Some of our competitors, including Samsung, Toshiba and Sharp, are more diversified than we are and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, recent capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment. Some of our competitors are able to manufacture floating gate NAND-based Flash memory products on 300-millimeter wafers produced in much larger capacity fabs than our SP1 fab or may choose to utilize more advanced manufacturing process technologies than we use today to offer products competitive to ours at a lower cost. Moreover, products based on our MirrorBit ORNAND-, MirrorBit Quad-, MirrorBit Eclipse- and MirrorBit ORNAND2-based architectures may not have the price, performance, quality and other features necessary to compete successfully for these applications.

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

We make substantial investments in research and development for design, process technologies and production in an effort to design and manufacture advanced Flash memory products. For example, in the first quarter of fiscal 2008 and fiscal years 2007 and 2006 and, our research and development expenses were approximately $120.3 million, $436.8 million and $342.0 million, respectively, or approximately 21, 17 and 13 percent, respectively, of our net sales.

Currently, we are developing new non-volatile memory process technologies, including 45-nanometer process technologies and researching more advanced process technologies. Our Submicron Development Center facility is developing manufacturing process technologies on 300-millimeter wafers. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive, which could materially adversely affect us. Further, we cannot assure you that our investments in research and development will result in increased sales or competitive advantage, which could adversely affect our operating results.

Manufacturing capacity constraints may adversely affect us.

There may be situations in which our manufacturing capacity is inadequate to meet the demand for some of our products. We continue to depend on foundry, subcontractor and similar arrangements with third parties to meet demand. Our arrangements with third-party suppliers do not necessarily include capacity guarantees. If a third-party manufacturer on which we rely does not have the capacity to deliver an adequate amount of product to meet actual demand, we may not be able to obtain the manufacturing capacity, either in our own facilities or through other third-party arrangements, to meet such demand. During fiscal 2006, demand for certain of our products exceeded the available supply. As a result, we were unable to meet the demand of some of our customers for these products. This adversely impacted our relationships with these customers, and comparable situations in the future could cause harm to our reputation in the marketplace, cause these customers to move future business to our competitors or cause us to make financial concessions to our customers. Any of these occurrences could have a material adverse effect on us. Also, in the third and fourth quarters of fiscal 2006, we experienced capacity constraints for final test and assembly of some of our products. While we have worked internally and with subcontractors to increase capacity to meet anticipated demand, we cannot assure you that we will not experience similar constraints in the future. These capacity constraints limit our ability to respond to rapid and short-term surges or changes in demand for our products. If we are unable to obtain sufficient manufacturing capacity to meet anticipated demand, either in our own facilities or through foundry, subcontractor or similar arrangements with third parties, or if we are unable to obtain foundry services at competitive rates, our business may be materially adversely affected.

Our reliance on third-party manufacturers entails risks that could materially adversely affect us.

We have in the past and plan in the future to obtain foundry services from other companies. Foundry services suppliers including Taiwan Semiconductor Manufacturing Company Limited and Fujitsu (as a result of the sale of our JV1/JV2 manufacturing facilities in April 2007) and Semiconductor Manufacturing International Corporation from which we may obtain foundry services in the future. We also use independent contractors to perform some of the assembly, testing and packaging of our products. Third-party manufacturers are often under no obligation to provide us with any specified minimum quantity of product. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements.

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

Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. For example, we continuously modify our manufacturing processes in an effort to improve yields and product performance and decrease costs. We are continuing to transition products to 90-nanometer and 65-nanometer process technology for the manufacture of some of our products. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. We may fail to achieve acceptable yields or may experience product delivery delays as a result of, among other things, capacity constraints, delays in the development of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, impurities or other difficulties in the manufacturing process. Any of these occurrences could adversely impact our relationships with customers, cause harm to our reputation in the marketplace, cause customers to move future business to our competitors or cause us to make financial concessions to our customers. For example, in the third quarter of fiscal 2006, we had lower than expected yields on 12,000 raw wafers and, as a result, we were unable to meet the demand of some of our customers, including in Japan, and our revenue and gross margins were adversely affected.

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

We may experience manufacturing disruptions if suppliers interrupt supply or increase prices for raw materials.

Our ability to maintain manufacturing efficiency and to control our manufacturing costs depends upon obtaining adequate supplies of quality raw materials on a timely basis. A number of materials are available only from a limited number of suppliers, or only from a limited number of suppliers in a particular region. In addition, we purchase raw materials such as gold which prices on the world markets have fluctuated significantly during recent periods. Although we believe supplies for raw materials we currently need are adequate, shortages could occur due to interruption of supply or increased demand in the industry. In addition, the costs of certain materials, such as gold, may increase due to market pressures such cost increases may adversely impact our gross margin. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter problems in the future. If we are unable to obtain adequate supplies of raw materials in a timely manner or if there were significant increases in the costs of raw materials or problems with the quality of raw materials, we may be materially adversely affected.

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

For example, Tessera, Inc., LSI Corporation and Agere Systems, Inc. filed lawsuits against us alleging that we have infringed certain of their respective patents. Tessera, LSI and Agere have sought to enjoin such alleged infringements, to recover an unspecified amount of damages, and to bar our importation and sale of allegedly infringing products. In addition, Fujitsu has informed us that Texas Instruments has asserted that a number of our products infringe some of Texas Instruments’ patents. Fujitsu has also informed us that it expects us to defend and indemnify Fujitsu against Texas Instruments’ claims. Fujitsu has provided us with formal notice that they believe we have a duty to defend or indemnify Fujitsu under the terms of our distribution agreement. Since then, we and Fujitsu have been discussing the issues raised by this notice, and if Fujitsu were to terminate our distribution agreement, we could be materially adversely affected. Defending these alleged infringement claims and similar claims could be extremely expensive and time-consuming and an award of damages or an injunction could have a material adverse effect on us. We cannot assure you that litigation related to the intellectual property rights of ours or others can be avoided or will be successfully concluded.

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

We may not realize all or any of our anticipated benefits from the Saifun acquisition because of integration and other challenges.

Achieving the expected benefits of the Saifun acquisition will depend on the timely and efficient integration of our and Saifun’s technology, operations, business culture and personnel. This will be particularly challenging due to the fact that Saifun was headquartered in Israel and we are headquartered in California. The integration may not be completed as quickly as anticipated, and if we fail to effectively integrate the companies or the integration takes longer than expected, we may not achieve the expected benefits of the acquisition. The challenges involved in this integration include, among others:

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

Our cash, cash equivalents and marketable securities as of March 30, 2008 totaled $455.0 million and consisted of cash, money market funds and commercial paper of $333.1 million and marketable securities of $121.9 million. Our marketable securities which we classify as short term assets consisted solely of student loan backed auction rate securities. These marketable securities are subject to general credit, liquidity, market risks and interest rate fluctuations that have affected various sectors of the financial markets and caused overall tightening of the credit markets. Although we had no declines in the fair value of any of our marketable securities, we cannot assure you that the market risks associated with our investment portfolio will not in the future have a negative adverse effect on our results of operations, liquidity and financial condition.

As of March 30, 2008, our marketable securities portfolio consisted solely of $121.9 million of AAA/Aaa securities with auction reset features (auction rate securities) whose underlying assets are student loans and are substantially backed by the U.S. government Federal Family Education Loan Program. Since the end of fiscal 2007, we were unsuccessful in liquidating our marketable securities portfolio. Although our auction rate securities are sponsored by the U.S. government and are currently rated AAA/Aaa, our ability to liquidate these investments in the near term may be limited. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to thirty years) to realize our investments’ recorded value. We cannot assure you that auctions on our auction rate securities holdings will succeed in the near future. Any delays in liquidating these securities in the future could have a material adverse effect on us.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or there are any ratings downgrades on any auction rate securities we hold, we may be required to reclassify these investments from short-term to long-term investments. In addition, if the failed auctions or any downgrades are deemed to cause an “other than temporary impairment” of our auction rate securities, we may be required to re-value the auction rate securities at some amount below par. Any re-valuation of auction rate securities that are other than temporarily impaired will flow through our operations statement and affect our earnings.

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

We operate in more than ten countries and we derive a majority of our net sales outside the United States. Worldwide economic conditions may adversely affect demand for our products. Because our sales are primarily to customers purchasing Flash memory that addresses the wireless and embedded applications, our business depends on the overall economic conditions and the economic and business conditions within our customers’ industries. Our business also may be affected by general economic factors in other countries that are beyond our control, such as downturns in economic activity worldwide, in a specific country or region. A weakening of the worldwide economy or the demand for our customers’ products may cause a decrease in demand for our products, which could materially adversely affect us.

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

Our subsidiary, Saifun, conducts business in Israel, which is affected and surrounded by unstable political, economic and military conditions. We cannot predict the effect of continued or increased violence in Lebanon or Gaza, or the effect of military action elsewhere in the Middle East. Continued armed conflicts or political instability in the region would harm business conditions and could adversely affect the combined company’s results of operations. Furthermore, several countries continue to restrict or ban business with Israel and Israeli companies. These restrictive laws and policies may limit the combined company’s ability to make sales in those countries, and, as a global company, may limit our own ability to efficiently administer our worldwide resources.

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

Our business, worldwide operations and the operations of our suppliers could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations and business could be subject to natural disasters and other business disruptions, such as a world health crisis, fire, earthquake, tsunami, volcano eruption, flood, hurricane, power loss, power shortage, telecommunications failure or similar events, which could harm our future revenue and financial condition and increase our costs and expenses. For example, during the first quarter of fiscal 2008, our business was adversely affected by severe weather conditions in China which caused us to experience decreased demand for our products in that region. In addition, our corporate headquarters are located near major earthquake fault lines in California, and one of our two wafer fabrication facilities, as well as our new 300-millimeter wafer fabrication facility, SP1, are located near major earthquake fault lines in Japan. Also, our assembly and test facilities located in China, Malaysia and Thailand may be affected by tsunamis. In the event of a major earthquake or tsunami, we could experience loss of life of our employees, destruction of facilities or other business interruptions. If such business disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or demand for our products, or directly impact our marketing, manufacturing, financial, and logistics functions, our results of operations and financial condition could be materially adversely affected.

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

We may be delayed or prevented from taking actions that require the consent of Fujitsu, whose interests may differ from or conflict with our interests or those of our other stockholders, which could decrease the value of your shares.

Our bylaws provide that for so long as Fujitsu maintains an aggregate ownership interest in us of at least 10 percent, we will not be able to amend our certificate of incorporation or bylaws or effect any resolution to wind up Spansion Inc. or any other subsidiary without their prior consent.

We cannot assure you that the interests of Fujitsu will be aligned with our interests or those of our other stockholders with respect to such decisions. As a result, we may be unable to take steps that we believe are desirable and in the best interests of our stockholders. In addition, these consent rights could make an acquisition of us more difficult, even if the acquisition may be considered beneficial by some stockholders.

Fujitsu has the right to elect one member to our board of directors.

Fujitsu is one of our largest stockholders and continues to have the right to elect one member to our board of directors. Upon the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors nominated, and Fujitsu has agreed to elect, an independent director to serve in Fujitsu’s board seat. Fujitsu’s ability to elect a director is subject to reduction based on the amount of our common stock that they own and this right terminates when their ownership in us falls below 10 percent.

Our independent director elected by Fujitsu may be replaced by Fujitsu at any time at Fujitsu’s discretion. In the event that Fujitsu replaces such independent director with a person who is simultaneously serving as an officer of Fujitsu, a conflict of interest may arise. Any individual who serves as our director and also as an officer of Fujitsu has a duty of care and loyalty to us when acting in his or her capacity as our director and a duty of care and loyalty to Fujitsu when acting in his or her capacity as Fujitsu’s officer or director. However, our certificate of incorporation provides that in the event a director or officer of our company who is also a director or officer of Fujitsu acquires knowledge of a potential business opportunity that may be deemed a corporate opportunity of our company and Fujitsu, such opportunity will belong to Fujitsu, as applicable, unless it has been expressly offered to such director or officer in writing solely in his or her capacity as a director or officer of our company.

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

We rely on Fujitsu to be our distributor in Japan.

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

On December 28, 2007, we entered into an amendment to our distribution agreement with Fujitsu which provides, among other terms, that Fujitsu no longer has territorial exclusivity in Japan, that the distribution agreement will expire on September 30, 2008, and that effective April 1, 2008 we may enter into distribution agreements with Fujitsu’s sub-distributors in Japan. We also agreed to negotiate in good faith a successor distribution agreement with Fujitsu Electronics, Inc., or such other semiconductor sales group affiliate of Fujitsu. If Fujitsu, Fujitsu Electronics, Inc., or another semiconductor sales group affiliate of Fujitsu unexpectedly or abruptly terminates its distribution agreement with us, or otherwise ceases its support of our customers in Japan, we would be required to rely on a relationship with another distributor or establish our own local sales organization and support functions. Although we are currently establishing a sales organization and infrastructure in Japan, we cannot be certain that we will be successful in selling our products to customers currently served by Fujitsu or new customers. If customers currently served by Fujitsu, or potential new customers, refuse to purchase our products directly from us or from another distributor, our sales in Japan may decline, and we could be materially adversely affected.

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

If securities or industry analysts or rating agencies publish negative reports about our business, the price and trading volume of our securities could decline.

The trading market for our securities depends, in part, on the research reports and ratings that securities or industry analysts or ratings agencies publish about us, our business and the Flash memory market in general. For example, in March 2008 Moody’s Investors Service lowered the corporate family and long-term debt ratings of Spansion LLC, our wholly owned operating subsidiary, which affected approximately $875 million of our rated debt. We do not have any control over these analysts or agencies. If one or more of the analysts or agencies who cover us downgrades us or our securities, the price of our securities may decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our securities or trading volume to decline.

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

If we conduct an offering of our common stock, we may experience an “ownership change” as defined in the Internal Revenue Code such that our ability to utilize our federal net operating loss carryforwards of approximately $594 million as of December 31, 2007 may be limited under certain provisions of the Internal Revenue Code. As a result, we may incur greater tax liabilities than we would in the absence of such a limitation and any increased liabilities could materially adversely affect us.

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

ITEM 6.	EXHIBITS

10.23(c)	Amendment No. 4 to Credit Agreement and Consent, dated as of March 24, 2008, among Spansion LLC, Spansion Inc., Bank of America, N.A., and the lenders party thereto.

10.40(c)	Amendment No. 3 to Facility Agreement, dated as of February 18, 2008, among Spansion Japan Limited, GE Capital Leasing Corporation, Sumisho Lease Co., Ltd., Mitsui Leasing & Development, Ltd., and certain lenders thereto.

10.55(e)**	Form of Saifun Semiconductors Ltd. 2003 Share Option Plan Agreement

10.55(f)**	Form of Saifun Semiconductors Ltd. 2003 Share Option Plan Agreement

10.59	Master Rental Agreement between Spansion LLC and Macquarie Electronics USA Inc., dated as of March 26, 2008.

10.60(a)**	Noncompetition and Retention Agreement between Spansion Inc. and Boaz Eitan, dated as of March 18, 2008.

10.61**	Temporary Living Expenses and Relocation Expenses Agreement between Spansion LLC and Dario Sacomani, executed on May 7, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

**	Management Agreement or Compensation Plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: May 7, 2008

	By:	/s/ Dario Sacomani
Dario Sacomani
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)