Form 10-Q
period 2008-06-29
Spansion Inc.
filed 2008-08-08
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on August 1, 2008:

Class	Number of Shares
Class A Common Stock, $0.001 par value	160,750,957
Class C Common Stock, $0.001 par value	1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	Jun. 29 2008	Jul. 1, 2007	Jun. 29 2008	Jul. 1, 2007
Net sales	$426,268	$373,710	$826,451	$788,665
Net sales to related parties	186,452	235,462	356,541	448,278

Total net sales	612,720	609,172	1,182,992	1,236,943

Expenses:
Cost of sales (Note 7)	503,571	501,033	979,381	1,039,003
Research and development (Note 7)	108,303	110,900	228,624	212,891
Sales, general and administrative (Note 7)	68,264	61,946	133,028	120,187
In-process research and development (Note 3)	—	—	10,800	—
Restructuring charges (Note 13)	9,922	—	9,922	—

Operating loss	(77,340)	(64,707)	(178,763)	(135,138)
Other income (expense):
Loss on early extinguishment of debt	—	(3,435)	—	(3,435)
Interest and other income (expense), net	2,536	15,107	5,915	24,038
Interest expense	(27,663)	(17,542)	(48,654)	(41,688)

Other income (expense), net	(25,127)	(5,870)	(42,739)	(21,085)

Loss before income taxes	(102,467)	(70,577)	(221,502)	(156,223)
Income tax benefit	1,824	3,676	2,388	13,843

Net loss	$(100,643)	$(66,901)	$(219,114)	$(142,380)

Net loss per common share:
Basic and diluted	$(0.63)	$(0.50)	$(1.47)	$(1.06)

Shares used in per share calculation:
Basic and diluted	160,196	134,827	149,480	134,683

See accompanying notes

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	Jun. 29 2008	Dec. 30 2007 (*)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$240,442	$199,092
Marketable securities	108,479	216,650
Trade accounts receivable, net	200,851	181,443
Trade accounts receivable from related parties, net (Note 7)	154,982	186,646
Other receivables	8,565	—
Other receivables from related parties (Note 7)	7,001	11,873
Inventories:
Raw materials	20,443	31,877
Work-in-process	519,779	421,765
Finished goods	96,167	130,227

Total inventories	636,389	583,869
Deferred income taxes	29,133	26,607
Prepaid expenses and other current assets	43,277	46,452

Total current assets	1,429,119	1,452,632
Property, plant and equipment, net	2,365,211	2,271,964
Deferred income taxes	40,014	29,957
Acquisition related intangible assets, net (Note 3)	60,437	—
Goodwill (Note 3)	19,289	—
Other assets	85,619	61,092

Total assets	$3,999,689	$3,815,645

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks under revolving loans	$128,930	$—
Accounts payable	517,010	489,163
Accounts payable to related parties (Note 7)	77,212	56,929
Accrued compensation and benefits	78,099	60,778
Accrued liabilities to related parties (Note 7)	6,397	9,666
Other accrued liabilities	93,636	88,006
Income taxes payable	4,809	13,818
Deferred income on shipments	46,688	39,957
Current portion of long-term debt	104,922	68,705
Current portion of long-term obligations under capital leases	39,845	33,092

Total current liabilities	1,097,548	860,114
Deferred income taxes	7,023	186
Long-term debt, less current portion	1,259,031	1,258,616
Long-term obligations under capital leases, less current portion	53,346	40,920
Other long-term liabilities	28,595	23,361
Commitments and contingencies
Stockholders’ equity	1,554,146	1,632,448

Total liabilities and stockholders’ equity	$3,999,689	$3,815,645

*	Derived from audited financial statements at December 30, 2007.

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	Jun. 29, 2008	Jul. 1, 2007
Cash Flows from Operating Activities:
Net loss	$(219,114)	$(142,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	307,084	257,252
Write-off of in-process research and development	10,800	—
Loss on pension curtailment	—	2,010
Loss on early extinguishment of debt	—	3,435
Provision for doubtful accounts	1,572	1,727
Benefit for deferred income taxes	(9,961)	(36,697)
Net gain on sale and disposal of property, plant and equipment, net	(18,426)	(14,597)
Gain on sale of marketable securities	(621)	—
Compensation recognized under employee stock plans	9,938	7,341
Amortization of premium on floating rate notes and discount on senior subordinated and senior notes, net	1,128	1,198
Changes in operating assets and liabilities:
Decrease (increase) in trade account receivables from related parties	28,688	(9,805)
Increase in other receivables from related parties	(1,616)	(6,758)
(Increase) decrease in trade account receivables and other receivables	(7,686)	24,371
Increase in inventories	(52,519)	(22,864)
Decrease (increase) in prepaid expenses and other current assets	6,746	(27,136)
Increase in other assets	(8,204)	(2,457)
Increase in accounts payable and accrued liabilities to related parties	22,187	37,894
Increase in accounts payable and accrued liabilities	36,130	289,896
Increase (decrease) in accrued compensation and benefits	17,322	(2,334)
(Decrease) increase in income taxes payable	(9,009)	20,746
Increase in deferred income on shipments	6,614	4,368

Net cash provided by operating activities	121,053	385,210

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	5,593	186,226
Purchases of property, plant and equipment	(286,590)	(769,889)
Proceeds from maturity and sale of marketable securities	133,695	633,050
Purchases of marketable securities	(36,950)	(607,075)
Loan made to an investee	(3,125)	—
Cash proceeds from Saifun acquisition	733	—

Net cash used in investing activities	(186,644)	(557,688)

Cash Flows from Financing Activities:
Proceeds from borrowings, net of issuance costs	239,577	605,707
Payments on debt and capital lease obligations	(121,127)	(570,952)
Proceeds from issuance of common stock, net of offering costs	—	60

Net cash provided by financing activities	118,450	34,815

Effect of exchange rate changes on cash and cash equivalents	(11,508)	(5,208)

Net (decrease) increase in cash and cash equivalents	41,350	(142,871)
Cash and cash equivalents at the beginning of period	199,092	759,794

Cash and cash equivalents at end of period	$240,442	$616,923

Non-cash investing and financing activities:
Equipment capital leases	$50,474	$—
Issuance of common stock and stock options to acquire Saifun	108,898	—

See accompanying notes

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Spansion Inc. (the Company) is a semiconductor manufacturer headquartered in Sunnyvale, California, with research and development, manufacturing and assembly operations in the United States, Europe and Asia. The Company designs, develops, manufactures, markets, licenses and sells Flash memory technology and solutions.

The Company’s Flash memory devices primarily address the integrated category of the Flash memory market and are incorporated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, personal computers and PC peripheral applications. The Company licenses its Flash memory technology to semiconductor manufacturers who use this technology to develop and manufacture a variety of stand-alone and embedded non-volatile Flash memory products.

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

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended June 29, 2008 and July 1, 2007 both consisted of 13 weeks. The six months ended June 29, 2008 and July 1, 2007 both consisted of 26 weeks.

Use of Estimates

The preparation of consolidated financial statements and disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Estimates are used to account for the fair value of certain marketable securities, revenue, the allowance for doubtful accounts, inventory valuation, valuation of acquired intangible assets, impairment of long-lived assets, income taxes, stock based compensation expenses, product warranties and pension and postretirement benefits. Actual results may differ from those estimates, and such differences may be material to the financial statements.

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

Inventories

Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. The Company records a provision for excess and obsolete inventory based on its estimated forecast of product demand. Demand for the Company’s products can fluctuate significantly from period to period. Historically, inventories in excess of forecasted customer demand over the next six months were not valued. However, during the second quarter of fiscal 2008, as part of a strategy to efficiently manage its new production capacity and to maintain strategic inventory levels of certain products, the Company built and valued certain inventory to meet estimated demand as much as twelve months into the future. Obsolete inventories are written off.

Goodwill

As a result of the Saifun acquisition, the Company recorded approximately $19.3 million of goodwill on its books. In accordance with FASB Statement No. 142 (Statement 142), Goodwill and Other Intangible Assets, the Company is required to review goodwill for impairment at least annually or more often if there are indicators of impairment present. The Company will perform its annual impairment analysis during the fourth quarter of each year, with the first impairment test related to Saifun goodwill to be performed during the fourth quarter of 2008.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

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

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of a security, whether the security is new and not yet established in the marketplace, and other characteristics particular to a transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. Please see Note 12 for fair value disclosure on the Company’s marketable securities.

New Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2 (FSP FAS 157-2), “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of Statement 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company has adopted the provisions of Statement 157 with respect to its financial assets and liabilities only.

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

In March 2008, the FASB issued Statement No. 161 (Statement 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (Statement 133). Statement 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

affect an entity’s financial position, financial performance and cash flows. The guidance in Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adopting Statement 161 on its consolidated financial statements.

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP will require convertible debt which may be settled in cash upon conversion including partial cash conversion to be separated into debt and equity components at issuance with a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSB APB 14-1 will have no impact on the Company’s actual past or future cash flows, it will require the Company to record additional non-cash interest expense as the debt discount is amortized which will increase expenses and adversely impact earnings per share. FSP APB 14-1 will become effective January 1, 2009 and will require retrospective application. In June 2006, the Company, issued $207.0 million of aggregate principal amount of 2.25% Exchangeable Senior Subordinated Debentures due 2016 (Exchangeable Debt). The Company’s accounting for the Exchangeable Debt will be impacted by the FSP as the related indenture provides the Company with the option to settle some or all of the instrument in cash. The Company is currently evaluating the impact of adopting FSP APB No. 14-1 on its consolidated financial statements.

In April 2008, the FASB issued FSP FASB 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (Statement 142), Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under Statement 141 (Revised 2007), Business Combinations, and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that this FSP will have on its operations, financial position and cash flows.

3. Acquisition of Saifun Semiconductors Ltd. (Saifun)

On March 18, 2008, the Company completed the acquisition of all of the outstanding shares of Saifun Semiconductor Ltd., a publicly held company headquartered in Netanya, Israel (the Acquisition. The Company has included the results of operations of Saifun beginning March 18, 2008 in its condensed consolidated statements of operations for the six months ended June 29, 2008.

Saifun is a provider of intellectual property (IP) solutions for the non-volatile memory (NVM) market and licenses its IP to semiconductor manufacturers that use this technology to develop and manufacture a variety of stand-alone and embedded NVM products. The Company believes that the acquisition of Saifun expands its product portfolio and enables its entry into the technology licensing business.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

The aggregate consideration paid by the Company for all outstanding Saifun common shares consisted of approximately 22.7 million shares of the Company’s Class A common stock. In addition, the Company also assumed all of the outstanding Saifun stock options which were converted into options to purchase approximately 4.3 million shares of the Company’s Class A common stock. The total purchase price for Saifun was $117.8 million and is comprised of:

In millions
22.7 million shares of Class A common stock	$98.4
Fair value of vested options issued	10.5
Acquisition related transaction costs	8.9

Total purchase price	$117.8

The fair value of the Company’s common stock issued was determined in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, which reflected the average of the closing prices of the Company’s common stock on the NASDAQ for the two trading days prior to and following December 13, 2007, the date that the number of issuable shares became fixed. The fair value of the Company’s options and restricted stock units was determined under FASB Statement No. 123R (Statement 123R), Accounting for Stock-Based Compensation. The vested portion of these options and restricted stock units was valued at approximately $10.5 million. The unvested portion was valued at approximately $6.3 million and will be amortized ratably over the future remaining service periods.

In accordance with EITF Issue No. 04-01, “Accounting for Pre-existing Relationships between the Parties to a Business Combination,” the Company reviewed its existing contracts with Saifun as of the date of the acquisition to determine if such contracts included terms that were favorable or unfavorable when compared to pricing for current market transactions for the same or similar terms which will result in a settlement gain or loss as of this date. A settlement gain or loss is measured as the lesser of (a) the amount by which the agreements were favorable or unfavorable to market terms or (b) the stated settlement provisions of the agreements available to the Company. The Company concluded that the terms in the pre-existing relationship were neither favorable nor unfavorable and, accordingly, the Company recognized no gain or loss relating to its existing contracts with Saifun as of the acquisition date.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Preliminary Purchase Price Allocation

The total purchase price was preliminarily allocated to Saifun’s tangible and identifiable intangible assets and liabilities based on their estimated fair values as of March 18, 2008, as set forth below:

In millions
Net tangible assets acquired	$24.2
Existing technology	42.8
In process research and development	10.8
Non-competition agreement	1.3
Customer relationships	18.0
Trade name	1.4
Goodwill (1)	19.3

Total purchase price	$117.8

(1)	Adjustments to goodwill in the second quarter of fiscal 2008 represents adjustment of the purchase price allocation to assets acquired and the settlement of direct acquisition costs.

As of June 29, 2008, the primary areas of purchase price allocation that have not been finalized relate to deferred taxes and the final quantification of direct acquisition costs which are expected to be finalized within fiscal 2008 and which may result in an adjustment in goodwill.

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

Other Acquisition Related Intangible Assets

Existing technology represents Saifun’s core technology, Nitride-Read-Only-Memory (NROM) intellectual property. NROM technology doubles the storage of a Flash memory cell by creating two distinct and independent charges in a single cell. This technology asset was estimated to have a useful life of six years.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Customer relationships represent Saifun’s existing contractual relationships as of March 18, 2008, which were estimated to have an average useful life of seven years.

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

The estimated useful lives for the acquired intangible assets were based upon Saifun’s historical experience with technology life cycles, product roadmaps and Spansion’s intended future use of the intangible assets. The Company amortizes acquisition related intangible assets using the straight-line method over their estimated useful lives.

The changes in the balances of acquisition related intangible assets for the quarter ended June 29, 2008 and the net book value of acquisition related intangible assets as of this date were as follows:

	Intangible Assets, Gross		Amortization Expense for three months ended		Accumulated Amortization	Net Book Value
(In millions)	Mar. 30, 2008	Jun. 29, 2008	Mar. 30, 2008	Jun. 29, 2008	Total	Mar. 30, 2008	Jun. 29, 2008	Weighted average amortization in months
Existing Technology	$42.8	$42.8	$0.2	$1.9	$2.1	$42.6	$40.7	72
Customer Relationships	18.0	18.0	0.1	0.6	0.7	17.9	17.3	84
Trademarks and Trade names	1.4	1.4	—	0.1	0.1	1.4	1.3	48
Non Competition Agreement	1.3	1.3	—	0.2	0.2	1.3	1.1	24
Goodwill	17.8	19.3	—	—	—	17.8	19.3

TOTAL	$81.3	$82.8	$0.3	$2.8	$3.1	$81.0	$79.7

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Estimated future amortization expense related to acquisition related intangible assets as of June 29, 2008 is as follows:

In millions
Fiscal Year
2008 (6 months)	$5.3
2009	10.7
2010	10.2
2011	10.1
2012	9.8
2013	9.7
Thereafter	4.6

Total	$60.4

Pro Forma Information

The following pro forma information gives effect to the Saifun acquisition as if it had occurred at the beginning of the fiscal periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented nor is it indicative of future financial performance.

	Six Months Ended
	Jun. 29, 2008	Jul. 1, 2007
	(in thousands, except per share amounts)
Total net sales	$1,185,522	$1,246,192
Net loss	$(224,663)	$(151,725)
Basic and diluted net loss per common share	$(1.41)	$(0.96)

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

For options granted under the Saifun Option Plans, the exercise period may not exceed 10 years from the date of grant. Options are granted with an exercise price equal to the market price of the stock at the date of grant or at a lower price as may be determined by the compensation committee of the board of directors at the date of grant. Prior to the Acquisition, option awards vested over a period of up to five

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

years; restricted stock unit and option awards granted after the Acquisition will vest over a period of up to four years. Awards granted under any of the Saifun Option Plans from the inception of the Saifun 2003 Plan through the Acquisition that are forfeited or cancelled revert to the Saifun 2003 Plan reserve. Future awards granted under the Saifun 2003 Plan that are forfeited or cancelled will also revert to that plan’s reserve.

Shares Available to Grant

The numbers of shares of Class A common stock available for grant under the Spansion Inc. 2007 Equity Incentive Plan (the 2007 Plan) and the Saifun 2003 Plan are shown in the following table:

Number of shares available for grant:
Shares reserved for grant (1)	12,126,424
Shares available under the 2005 Plan (2)	495,224
Stock options granted through June 29, 2008, net of cancelled stock options	(6,885,907)
RSU awards granted through June 29, 2008, net of cancelled RSU awards	(2,049,152)

Shares available for grant under the 2007 Plan and Saifun 2003 Plan	3,686,589

(1)

The 12,126,424 shares reserved for grant consisted of 6,675,000 shares approved for grant under the 2007 Plan, 920,523 shares transferred from the 2005 Plan and 4,530,901 shares from Saifun Option Plans.

(2)	The shares available under the 2005 Plan were related to stock options or RSU awards which were cancelled subsequent to the adoption of the 2007 Plan and thus available for grant under the 2007 Plan.

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense for the Spansion Stock-Based Incentive Compensation Plans (Spansion Plans and Saifun Option Plans) by financial statement caption, resulting from the Company’s stock options and restricted stock unit (RSU) awards for the three and six months ended June 29, 2008 and July 1, 2007:

	Three Months Ended		Six Months Ended
	Jun. 29, 2008	Jul. 1, 2007	Jun. 29, 2008	Jul. 1, 2007
	(in thousands)
Cost of sales	$1,183	$1,154	$2,504	$2,055
Research and development	1,555	1,171	2,823	2,065
Sales, general and administrative	2,465	2,021	4,612	3,221

Stock-based compensation expense before income taxes	5,203	4,346	9,939	7,341

Income tax benefit (1)	—	—	—	—

Stock-based compensation expense after income taxes (1)	$5,203	$4,346	$9,939	$7,341

(1)

There is no income tax benefit relating to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subjected to a full valuation allowance.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

The weighted average fair value of the Company’s stock options granted in the three months ended June 29, 2008 and July 1, 2007 under Spansion Plans and Saifun Option Plans was $1.32 and $4.85 per share, respectively. The weighted average fair value of the Company’s stock options granted in the six months ended June 29, 2008 and July 1, 2007 under Spansion Plans and Saifun Option Plans was $1.89 and $4.91 per share, respectively. The fair value of each stock option was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants:

	Three Months Ended		Six Months Ended
	Jun. 29, 2008	Jul. 1, 2007	Jun. 29, 2008	Jul. 1, 2007
Expected volatility	48.61%	48.70%	48.66%	48.80%
Risk-free interest rate	3.03%	4.80%	2.67%	4.78%
Expected term (in years)	4.61	4.61	5.05	4.61
Dividend yield	0%	0%	0%	0%

The Company’s dividend yield is zero because the Company has never paid dividends and does not have plans to do so over the expected life of the stock options. The expected volatility is based on the Company’s historical volatility since its initial public offering in December 2005 and the volatilities of the Company’s competitors who are in the same industry sector with similar characteristics (guideline companies) given the limited historical realized volatility data of the Company. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bond with a remaining term equal to the expected stock option life. The expected term is based on the “simplified method” provided in Staff Accounting Bulletin Topic 14, Share-Based Payment, for developing the estimate of the expected life of a “plain vanilla” stock option except for options granted to Saifun on the date of acquisition for which expected term was based on historical option exercise activity. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term. The Company estimated forfeitures based on its historical forfeiture rates. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest.

As of June 29, 2008, the total unrecognized compensation cost related to unvested stock options and RSU awards under Spansion Plans and Saifun Option Plans was approximately $49.6 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2012.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information under Spansion Plans and Saifun Option Plans for the period presented:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Options:
Outstanding as of December 31, 2006	2,134,906	$12.63	6.08	$4,761
Granted	1,770,062	$10.39
Cancelled	(363,000)	$12.45
Exercised	(5,000)	$12.00

Outstanding as of December 30, 2007	3,536,968	$11.53	5.66	$—
Granted (1)	6,806,119	$1.48
Cancelled	(156,952)	$5.60
Exercised	(11,154)	$0.09

Outstanding as of June 29, 2008	10,174,981	$4.91	6.93	$9,102

Exercisable as of June 29, 2008	2,090,299	$8.61	5.08	$1,301

(1)	The number of options granted in the six months ended June 29, 2008 includes 4,364,829 shares of options granted in March 2008 under Saifun Option Plans in accordance with the provisions of the Acquisition Agreement.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.30 as of June 27, 2008, which was the last trading day prior to June 29, 2008, which would have been received by the stock option holders had all stock option holders exercised their stock options as of that date.

The following table summarizes RSU award activity and related information for the period presented:

	Number of Shares	Weighted-Average Grant-date Fair Value

Restricted Stock Units:
Unvested as of December 31, 2006	2,923,615	$12.33
Granted	1,680,532	$10.35
Cancelled	(303,430)	$11.95
Vested	(1,147,291)	$12.27

Unvested as of December 30, 2007	3,153,426	$11.33
Granted	1,833,600	$2.99
Cancelled	(132,023)	$10.26
Vested	(767,628)	$11.52

Unvested as of June 29, 2008	4,087,375	$7.59

5. Net Loss per Share

Basic and diluted net loss per share is computed based on the weighted-average number of common shares outstanding during the periods presented.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

For the three and six months ended June 29, 2008, the Company excluded approximately 26.0 million of potential common shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon conversion of Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures because they had an antidilutive effect due to net losses recorded in each of those periods.

For the three and six months ended July 1, 2007, the Company excluded approximately 19.0 million of potential common shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon conversion of Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures because they had an antidilutive effect due to net losses recorded in each of those periods.

6. Comprehensive Loss

The following are the components of comprehensive loss:

	Three Months Ended		Six Months Ended
	Jun. 29, 2008	Jul. 1, 2007	Jun. 29, 2008	Jul. 1, 2007
	(in thousands)
Net loss	$(100,643)	$(66,901)	$(219,114)	$(142,380)
Net change in pension plan, net of taxes	156	16	(597)	194
Pension curtailment loss	—	2,010	—	2,010
Net change in cumulative translation adjustment	(52,138)	(26,439)	30,327	(19,459)
Net change in unrealized losses on marketable securities, net of $0 taxes	(12,757)	—	(12,757)	—

Total comprehensive loss	$(165,382)	$(91,314)	$(202,141)	$(159,635)

7. Related Party Transactions

Upon the issuance of the Company’s Class A common stock to complete the acquisition of Saifun on March 18, 2008, Advanced Micro Devices’ (AMD) voting interest in the Company declined below 10 percent. AMD is no longer deemed to be a related party of the Company as its percentage of voting interest in the Company fell below 10 percent and it has no representation on the Company’s board of directors.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

The transactions with AMD for the period from December 31, 2007 to March 18, 2008, the closing date of the Saifun acquisition were not material. The following tables present the related party transactions and account balances between the Company and AMD for the three and six months ended July 1, 2007 and as of December 30, 2007:

	Three Months Ended Jul. 1, 2007	Six Months Ended Jul. 1, 2007
Cost of sales:
Royalties to AMD	$794	$1,555
Service fees to AMD(1):
Cost of sales	$(513)	$(1,115)
Research and development	104	179
Sales, general and administrative	105	214

Service fees to AMD	$(304)	$(722)

(1)	Service fees to AMD are net of reimbursements from AMD, primarily for facility related charges.

Dec. 30, 2007
(in thousands)
Trade accounts receivable from AMD, net of allowance for doubtful accounts	$2,976
Other receivables from AMD	$6,488
Accounts payable to AMD	$3,597
Royalties payable to AMD	$1,629

The Company receives certain administrative services from Fujitsu, a holder of 10 percent or more of the Company’s voting securities. The charges for these services are negotiated annually between the Company and Fujitsu based on the Company’s expected requirements and the estimated future costs of the services to be provided. The service charges are billed monthly on net 45 days terms. Fujitsu provides test and assembly services to the Company on a contract basis and also provides foundry and sort services to the Company since consummation of the JV1/JV2 transaction which occurred in the second quarter of fiscal 2007. Please see Note 14 for amendments to the Foundry Agreement with Fujitsu subsequent to the end of the second quarter of fiscal 2008. The Company also purchases commercial die from Fujitsu, which is packaged together with the Company’s Flash memory devices.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

The following tables present the significant related party transactions and account balances between the Company and Fujitsu:

	Three Months Ended		Six Months Ended
	Jun. 29, 2008	Jul. 1, 2007	Jun. 29, 2008	Jul. 1, 2007
	(in thousands)
Net sales to Fujitsu	$186,452	$235,462	$356,542	$448,278
Cost of sales:
Royalties to Fujitsu	$817	$794	$1,567	$1,555
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	19,553	16,420	40,325	43,901
Subcontract manufacturing and commercial die purchases from Fujitsu	1,807	2,829	5,163	14,877
Wafer purchases, processing and sort services from Fujitsu (1)	61,600	58,962	129,741	58,962
Net gain recognized on sale of assets to Fujitsu on April 2, 2007 (1)	(8,907)	(9,567)	(17,045)	(9,567)
Reimbursement on costs of employees seconded to Fujitsu (1)	(7,427)	(5,968)	(14,029)	(5,968)
Pension curtailment loss (1)	—	2,010	—	2,010
Equipment rental income from Fujitsu (1)	(973)	(2,030)	(1,971)	(2,030)
Administrative services income from Fujitsu (1)	(273)	(290)	(1,087)	(290)

	$66,197	$63,160	$142,664	$103,450

Service fees to Fujitsu:
Cost of sales	$19	$248	$19	$583
Research and development	—	231	10	600
Sales, general and administrative	153	331	305	708

Service fees to Fujitsu	$172	$810	$334	$1,891

(1)	These amounts relate to the JV1/JV2 Transaction which was consummated on April 2, 2007.

	Jun. 29, 2008	Dec. 30, 2007
	(in thousands)
Trade accounts receivable from Fujitsu	$154,982	$183,670
Other receivables from Fujitsu	$7,001	$5,385
Accounts payable to Fujitsu	$77,212	$53,332
Royalties payable to Fujitsu	$1,568	$1,629
Accrued liabilities to Fujitsu	$4,829	$6,461

8. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Changes in the Company’s liability for product warranty during the three and six months ended June 29, 2008 and July 1, 2007 are as follows:

	Three Months Ended		Six Months Ended
	Jun. 29 2008	Jul. 1, 2007	Jun. 29 2008	Jul. 1, 2007

	(in thousands)
Balance, beginning of period	$1,305	$1,350	$1,305	$1,350
Provision for warranties issued	5,436	1,220	7,022	2,484
Settlements	(5,470)	(973)	(7,320)	(1,108)
Changes in liability for pre-existing warranties during the period, including expirations	218	3	482	(1,126)

Balance, end of period	$1,489	$1,600	$1,489	$1,600

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

9. Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	Jun. 29, 2008	Dec. 30, 2007
	(in thousands)
Debt obligations:
Spansion China Bank Enterprise Cooperation Loan Facility	$—	$5,405
Senior Notes	231,826	230,628
Spansion Penang Loan	1,178	2,028
Exchangeable Senior Subordinated Debentures	207,000	207,000
Spansion Japan 2007 Credit Facility	298,262	256,503
Senior Secured Floating Rate Notes	625,687	625,757
Senior Secured Revolving Credit Facility	44,000	—
Spansion Japan 2007 Revolving Credit Facility	84,930	—
Obligations under capital leases	93,191	74,012

Total debt and capital lease obligations	1,586,074	1,401,333
Less: current portion	273,697	101,797

Long-term debt and capital lease obligations, less current portion	$1,312,377	$1,299,536

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

New Debt and Capital Lease Obligations and Activities for the six months ended June 29, 2008:

Debt Obligations

Spansion China Bank Enterprise Cooperation Loan Facility

In June 2008, Spansion China repaid the remaining principal balance of approximately $5.4 million and accrued interest under this facility and voluntarily terminated the facility.

Spansion Japan 2007 Credit Facility

In March 2008, Spansion Japan borrowed an additional amount of 5.6 billion yen (approximately $52.8 million as of June 29, 2008) under this facility. The drawdown period expired on March 31, 2008. In June 2008, the Company made the first quarterly principal payment in the amount of 2.7 billion yen (approximately $25.5 million as of the date of repayment). As of June 29, 2008, the total outstanding balance under this facility is 31.6 billion yen (approximately $298.3 million). The amount bears interest at approximately 2.84 percent and is scheduled to be repaid in quarterly principal installments through the fourth quarter of fiscal 2010.

Senior Secured Revolving Credit Facility

In February 2008, the Company borrowed $50.0 million under this credit facility. In June 2008, the Company repaid the principal amount of $6.0 million and accrued interest under this facility. This amount bears interest at approximately 4.30 percent as of June 29, 2008. The Company had approximately $59.5 million available under this facility as of June 29, 2008. The Company is required to maintain at least $35 million of availability under this credit facility if it fails to meet the minimum predetermined EBITDA (earnings before interest expense, income tax, depreciation and amortization) thresholds. As of June 29, 2008, the Company has met the minimum EBITDA requirement.

Spansion Japan 2007 Revolving Credit Facility

During the quarter ended March 30, 2008, Spansion Japan borrowed 8 billion yen (approximately $80.4 million) under this credit facility. During the quarter ended June 29, 2008, the Company borrowed an additional 1 billion yen (approximately $8.5 million). As of June 29, 2008, the outstanding balance under this facility is 9 billion yen (approximately $84.9 million as of June 29, 2008). This amount bears interest at approximately 1.17 percent as of June 29, 2008. Spansion Japan had approximately 5 billion yen (approximately $47.2 million) available under this facility as of June 29, 2008.

Spansion China 2008 Revolving Credit Facility

In June 2008, Spansion China entered into a revolving credit facility agreement with a local financial institution, effective as of June 27, 2008, in the aggregate principal amount of up to 80 million Yuan RMB (approximately $11.7 million as of June 29, 2008). The borrowings must be used for working capital purposes. The interest rate for each drawdown denominated in RMB is a floating rate that is benchmarked to the rate published by the People’s Bank of China for RMB loans with the same term and may, thereafter, be adjusted every month. The interest rate for each drawdown denominated in U.S. dollars is six-month LIBOR plus four percent and may, thereafter, be adjusted every six months. The last drawdown against this credit facility can be made on or before May 27, 2009.

As of June 29, 2008, the Company had not borrowed any amounts under this credit facility.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

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

10. Income Taxes

The Company recorded an income tax benefit of $1.8 million in the three months ended June 29, 2008 as compared to $3.7 million of income tax benefit in the three months ended July 1, 2007. The income tax benefit recorded in the three months ended June 29, 2008 was primarily related to an income tax benefit of $3.9 million associated with a loss in Japan, offset by tax provisions in profitable foreign locations of $2.1 million. The income tax benefit recorded in the three months ended July 1, 2007 was primarily due to a decrease in the valuation allowance associated with deferred tax assets of the Company’s Japanese subsidiary, in part due to the gain recognized on the sale of JV1/JV2, offset by tax provisions of its foreign subsidiaries. This decrease of the valuation allowance was made as the Company believed that it was more likely than not that these deferred tax assets would be realized.

The Company recorded an income tax benefit of $2.4 million in the six months ended June 29, 2008 as compared to $13.8 million of income tax benefit in the six months ended July 1, 2007. The income tax benefit recorded in the six months ended June 29, 2008 was primarily related to an income tax benefit of $5.4 million associated with a loss in Japan, offset by tax provisions in profitable foreign locations of $3.0 million. The income tax benefit recorded in the six months ended July 1, 2007 was primarily due to the decrease in the valuation allowance associated with deferred tax assets of the Company’s Japanese subsidiary because the Company believed that it was more likely than not that these deferred tax assets would be realized, offset by tax provisions of its foreign subsidiaries.

As of June 29, 2008, the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which at June 29, 2008, in management’s estimate, is not more likely than not to be achieved.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

11. Spansion Japan Pension Plan

The following table summarizes the components of the net periodic pension expense related to the Spansion Japan pension plan for the three and six months ended June 29, 2008 and July 1, 2007:

	Three Months Ended		Six Months Ended
	Jun. 29, 2008	Jul. 1, 2007	Jun. 29, 2008	Jul. 1, 2007
	(in thousands)
Service cost	$1,638	$1,311	$3,270	$2,637
Interest cost	457	393	912	791
Expected return on plan assets	(1,011)	(859)	(2,018)	(1,729)
Amortization of prior service cost	161	2,026	316	2,205

Total net periodic pension expense	$1,245	$2,871	$2,480	$3,904

On April 2, 2007, in accordance with FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded a curtailment loss, which was included in the amortization of prior service cost for the six and three months ended July 1, 2007, of approximately $2.0 million relating to the Spansion Japan Pension Plan as a result of entering into the Employer Secondment and Transfer Agreement with Fujitsu under the JV1/JV2 transaction.

12. Fair Value

As of June 29, 2008, the fair value measurements of the Company’s cash equivalents and marketable securities consisted of the following and which are categorized in the table below based upon the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Money market funds	$164	$—	$—	$164
Auction rate securities	—	—	109	109

Total cash equivalents and marketable securities	$164	$—	$109	$273

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

The table below presents reconciliations for market securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 29, 2008:

Three Months Ended June 29, 2008
(in millions)
Beginning balance as of March 31, 2008	$122
Unrealized loss included in other comprehensive income	(13)

Ending fair value as of June 29, 2008	$109

Six Months Ended June 29, 2008
(in millions)
Beginning balance as of December 31, 2007	$—
Transfer in	122
Unrealized loss included in other comprehensive income	(13)

Ending fair value as of June 29, 2008	$109

Marketable Securities

The Company’s marketable securities at June 29, 2008 consist of $108.5 million of auction rate securities (ARS) valued at fair value which are substantially backed by student loans and are guaranteed by the U.S. government Federal Family Education Loan Program (FFELP). These securities have credit ratings of AAA and Aaa. Prior to February 2008, these securities were publicly quoted and traded in auctions relating to such investments. The fair value of these securities approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, subsequent to February 2008, all of these securities failed to be traded in these auctions. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy of Statement 157 by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

The Company has estimated the fair values of its ARS investments at June 29, 2008 using a discounted cash flow (DCF) methodology. Significant inputs used in the DCF models were the credit quality of the instruments the percentage and the types of guarantees (such as FFELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. The key assumptions used in the discounted cash flow analyses to determine the fair values as of June 29, 2008 were the discount factor to be applied and the period over which the cash flows would be expected to occur. The discount factor used was based on the three-month LIBOR (2.79% as of June 29, 2008) adjusted by 120 basis points (bps) to reflect the then current market conditions for instruments with similar credit quality at the date of the valuation. In addition, the discount factor was incrementally adjusted for a liquidity discount of 280 bps to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market. The Company applied this discount factor over the expected life of the estimated cash flows of its ARS with projected interest income of 4.19% per annum. The projected interest income is based on a trailing 12-month average 91-day T-bill rate at 2.99% as of June 29, 2008 plus 120 bps, which is the average annual yield of the Company’s ARS assuming auctions continue to fail. Although the Company has received unsolicited offers to purchase its ARS at a discount level, the Company believes that the offered prices do not represent the fair values of its securities due to the high credit quality of these securities.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

The Company’s analysis indicated the fair value of its ARS investments was approximately $108.5 million, as compared to a face value of approximately $121.9 million as of June 29, 2008. The impairment in value, or $13.4 million, is currently considered by the Company to be temporary because the failures in the ARS market are still recent in nature and have been experienced for less than six months and, accordingly, has been recorded as an unrealized loss in the comprehensive income (loss) component of stockholders’ equity.

The Company has classified its investments in ARS as current assets. The Company believes issuers of ARS will refinance these securities as they have the ability to raise funds at rates that are lower than they anticipate in the future based on mandatory reset rates in the failed auction securities. The Company is aware that through June 2008 approximately $3.4 billion of SLARS have been called at par value, substantially all of which were FFELP backed SLARS. Approximately $1.2 billion of the $3.4 billion were called in the month of June 2008 alone, which demonstrated a growth in call activity in recent months and thus indicated that the development of alternative channels of liquidity for these investments continues to improve as compared to earlier in the year.

Therefore, the Company currently believes that it will be able to sell these securities and have the proceeds available for use in its operations within the next twelve months through a future successful auction, a sale to a buyer outside of the auction process, a call on these investments, or a redemption by which issuers establish a different form of financing to replace these securities.

13. Restructuring Charges

In the second quarter of fiscal 2008, as part of the Company’s ongoing strategic effort to improve overall productivity, the Company eliminated regular and contract positions globally, through planned consolidations, attrition, and a reduction in regular, contract and temporary workers in manufacturing, engineering, management and administrative support functions. The Company incurred approximately $9.9 million of restructuring charges during this period.

Restructuring charges for the three months ended June 29, 2008 were as follows:

Three Months Ended Jun. 29, 2008

(in thousands)
Employee severance pay and benefits	$9,742
Relocation of property, plant and equipment	112
Other	68

Total restructuring charges	$9,922

The following table summarizes the restructuring activity for the three months ended June 29, 2008:

(In thousands)
Accrued restructuring balance as of March 30, 2008	$—
Additional accruals	9,922
Cash payments	(1,577)

Accrued restructuring balance as of June 29, 2008	$8,345

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

The accrued restructuring balance was included in accrued compensation and benefits in the Company’s condensed consolidated balance sheet as of June 29, 2008.

14. Subsequent Event

Amendments to the Foundry Agreement with Fujitsu Limited (“Fujitsu”)

On July 14, 2008, the Company entered into amendments to the Amended and Restated Foundry Agreement with Fujitsu Limited effective as of September 28, 2006 (the “Foundry Agreement”). The amendments consist of Amendment No. 1 (“Amendment No. 1”) and a letter agreement dated as of July 14, 2008 (the “Letter Agreement”) (collectively, the “Amendments”), which provide as follows:

•

Amendment No. 1 to the Foundry Agreement sets forth the Company’s wafer purchase commitments and pricing on purchases from Fujitsu for each of the third and fourth quarters of fiscal 2008 and both parties further agree to negotiate in good faith the wafer purchase commitments and pricing for fiscal 2009 by October 31, 2008. All other terms and conditions of the Foundry Agreement shall remain unchanged and in full force and effect; and

•

The Letter Agreement (i) defers certain payments due under the Foundry Agreement, (ii) provides a right of offset with respect to such deferred payments under the Foundry Agreement and certain other existing agreements between the parties, and (iii) provides both parties with a permanent right of offset under all existing and future agreements between the parties.

Please refer to Note 7 for further details of the Company’s relationship and transactions with Fujitsu.

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

The Flash memory market can be divided into two major categories based on application: the integrated category, which includes wireless and embedded applications, and the removable storage category. Within the integrated category, portable, battery-powered communications applications are referred to as “wireless” and all other applications, such as consumer, industrial, telecommunications and automotive electronics, are referred to as “embedded.” Within the removable storage category, applications include Flash memory cards and USB drives. We focus primarily on providing NOR Flash memory solutions for the integrated category of the Flash memory market. Our Flash memory is integrated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, and personal computer peripherals.

Approximately 79 percent of our net sales for the second quarter of fiscal 2008 were for sales of our products based on our MirrorBit technology, and the balance of our net sales were for products based on single-bit-per-cell floating gate technology. We expect that products using our MirrorBit technology will continue to represent a substantial majority of total net sales.

The following events occurred during the first two quarters of fiscal 2008:

•

In the first quarter of fiscal 2008, we closed the acquisition of Saifun Semiconductors Ltd. (Saifun), enabling entry into the technology licensing business and adding engineering resources to expand our product portfolio.

•

In the first quarter of fiscal 2008, our SP1 facility reached a run rate of 25,000 wafer starts per quarter, and we began recognizing revenue from the sales of our 65–nanometer MirrorBit technology products manufactured in this facility.

•

In the second quarter of fiscal 2008, we announced the elimination of approximately 500 regular and contract positions, including positions which were unfilled at the time of elimination, and incurred approximately $9.9 million of restructuring charges. This action is part of our ongoing strategic effort to improve overall productivity.

Our total net sales for the three months ended June 29, 2008 and July 1, 2007 were approximately $612.7 million and $609.2 million, respectively. The increase in total net sales was primarily due to the increase in net sales in CSID and the consolidation of revenue generated by Saifun, which was partially offset by the decrease in net sales in WSD. Our unit shipments for Flash memory products increased by two percent, which was offset by a two percent decline in blended average selling price (defined as total net sales divided by total unit shipments) as compared to the corresponding period in fiscal 2007. The sales from products based on our MirrorBit technology continue to grow as a percentage of our total net sales, representing approximately 79 percent of our total net sales and approximately 59 percent of our total units shipped during the three months ended June 29, 2008, as compared to approximately 69 percent of our total sales and 42 percent of our total units shipped for the corresponding period in fiscal 2007.

Our total net sales for the six months ended June 29, 2008 and July 1, 2007 were approximately $1,183.0 million and $1,236.9 million, respectively. The decrease in total net sales in the 2008 period compared to the 2007 period was primarily due to a seven percent decline in blended average selling price, partially offset by a two percent increase in unit shipments. The sales from products based on our MirrorBit technology continue to grow as a percentage of our total net sales, representing approximately 78 percent of our total net sales and 57 percent of our total units shipped during the six months ended June 29, 2008, as compared to approximately 68 percent of our total sales and 40 percent of our total units shipped for the corresponding period in fiscal 2007.

Our net losses for the three and six months ended June 29, 2008 were approximately $100.6 million and $219.1 million, respectively, as compared to approximately $66.9 million and $142.4 million for the three and six months ended July 1, 2007, respectively. Our net loss for the six months ended June 29, 2008 was higher as compared to the same period of the prior year primarily due to lower net sales recognized in the first half of fiscal 2008, the inclusion of approximately $10.8 million related to the write-off of in-process research and development, and $9.9 million of restructuring charges incurred in 2008. The benefit for income taxes included in our net losses for the three and six months ended June 29, 2008 was approximately $1.8 million and $2.4 million, respectively, as compared to approximately $3.7 million and $13.8 million for the three and six months ended July1, 2007, respectively.

Our cash, cash equivalents and marketable securities totaled approximately $348.9 million as of June 29, 2008 and consisted of cash, money market funds and commercial paper of approximately $240.4 million and auction rate securities of approximately $108.5 million. We believe that our anticipated cash flows from operations and current cash balances, our existing credit facilities and available external financing will be sufficient to fund working capital requirements, capital investments, debt service and operations, and to meet our needs for at least the next twelve months. Our capital expenditures for the second half of fiscal 2008 will be significantly reduced as compared with recent prior periods. Our capital expenditures were approximately $1.1 billion in fiscal 2007 and approximately $286.6 million in the first half of fiscal 2008. We expect our capital expenditures to be approximately $150.0 million in the second half of fiscal 2008 depending on the timing of capital deliveries.

Our ability to fund our cash needs over the short term and long term will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors, such as those discussed in Part II, Item 1A “Risk Factors,” many of which are beyond our control. Should we require additional funding, such as to satisfy our short-term and long-term debt obligations when due or to make additional capital investments, we may need to raise the required additional funds through additional bank borrowings or public or private sales of debt or equity securities. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

Basis of Presentation

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended June 29, 2008 and July 1, 2007 both consisted of 13 weeks.

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

Other than our accounting policies described below regarding inventories, fair value, goodwill and business combinations, our critical accounting policies, which incorporate our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, are the same as those described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. Historically, we have generally used a six month demand forecast in assessing the salability of inventory on hand and did not value inventory in excess of six months of estimated demand. During the second quarter of fiscal 2008, as part of a strategy to efficiently manage our new production capacity and to maintain strategic inventory levels of certain products, we built and valued certain product inventory to meet estimated demand as much as twelve months into the future. We write off inventories that we consider obsolete and adjust remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. If we anticipate future demand or market conditions to be less favorable than our previous projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the write-down is made. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventories that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

Deferred Revenue

We sell to distributors and provide such distributors certain rights of return, stock rotation and price protection as discussed below. We defer the recognition of revenue and related product costs on these sales as deferred income on shipments until the merchandise is resold by our distributors. We also sell some of our products to certain distributors under sales arrangements with terms that do not allow for rights of returns or price protection on unsold products held by them. In these instances, we recognize revenue when we ship the product directly to the distributors.

Rights of return are granted whereby we are obligated to repurchase inventory from a distributor upon termination of the distributor’s sales agreement with us. However, we are not required to repurchase the distributor’s inventory under certain circumstances, such as the failure to return the inventory in saleable condition or we may only be required to repurchase a portion of distributor’s inventory, for example when distributor has terminated the agreement for its convenience.

Stock rotation rights are provided to distributors when we have given written notice to the distributor that a product is being removed from our published price list. The distributor has a limited period of time to return the product. All returns are for credit only; the distributor must order a quantity of products, the dollar value of which equals or exceeds the dollar value of the products being returned. Some distributors are also offered quarterly stock rotation. Such stock rotation is limited to a certain percentage of the previous three months’ net shipments.

A general price protection is granted to a distributor if we publicly announce a generally applicable price reduction relating specifically to certain products, whereby the distributor is entitled to a credit equal to the difference between the price paid by the distributor and the newly announced price.

Price protection adjustments are provided to distributors solely for those products that: 1) are shipped by us to the distributor during the period preceding the price reduction announcement by us, 2) are part of the distributor’s inventory at the time of the announcement, and 3) are located at geographic territories previously authorized by us.

In addition, if in our sole judgment, a distributor demonstrates that it needs a price lower than the current published price list in order to secure an order from the distributor’s customers, we may, but we have no obligation to, grant the distributor a credit to our current published price. The distributor must submit the request for a reduction in price prior to the sale of products to its customer. If the request is approved and the sale occurs, the distributor must make a claim with the proof of resale to end customers for a credit within a specified time period.

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of June 29, 2008 and December 30, 2007 are as follows:

	Jun. 29, 2008	Dec. 30, 2007
	(in thousands)
Deferred revenue to distributors	$83,721	$75,010
Less: deferred costs of sales	(39,102)	(35,053)

Deferred income on shipments (1)	$44,619	$39,957

(1)	The deferred income on shipments of $46,688 thousand on the condensed consolidated balance sheets as of June 29, 2008 included $2,069 thousand of defered revenue related to our licensing revenue that was excluded in the table above.

Our distributors provide us with periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Error in our judgment could lead to inaccurate reporting of our revenues, deferred income and allowances on sales to distributors.

Fair Value of Marketable Securities

Our marketable securities at June 29, 2008 consist of approximately $108.5 million of auction rate securities (ARS) valued at fair value which are substantially backed by student loans and are guaranteed by the U.S. government Federal Family Education Loan Program (FFELP). These securities have credit ratings of AAA and Aaa. Prior to February 2008, these securities were publicly quoted and traded in the auctions relating to such investments.

Historically, the fair value of our ARS investments has approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, subsequent to February 2008, all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS investments develop. We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop. Accordingly, we have concluded that the estimated fair value of the ARS no longer approximates the face value primarily due to the lack of liquidity.

We have estimated the fair values of our ARS investments at June 29, 2008 using a discounted cash flow (DCF) methodology. Significant assumptions considered in the DCF models were the credit quality of the instruments, the percentage and the types of guarantees (such as FFELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. The key assumptions used in the discounted cash flow analyses that were to determine the fair values as of June 29, 2008 were the discount factor to be applied and the period over which the cash flows would be expected to occur. The discount factor used was based on the three-month LIBOR (2.79% as of June 29, 2008) adjusted by 120 basis points (bps) to reflect the then current market conditions for instruments with similar credit quality at the date of the valuation. In addition, the discount factor was incrementally adjusted for a liquidity discount of 280 bps to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. We applied this discount factor over the expected life of the estimated cash flows of our ARS with projected interest income of 4.19% per annum. The projected interest income is based on a trailing 12-month average 91-day T-bill rate at 2.99% as of June 29, 2008 plus 120 bps, which is the average annual yield of our ARS assuming auctions continue to fail.

Our analysis indicated the fair value of our ARS investments was approximately $108.5 million, as compared to a face value of approximately $121.9 million as of June 29, 2008. The impairment in value, or $13.4 million, is currently considered by us to be temporary in nature and, accordingly, has been recorded as an unrealized loss in the comprehensive income (loss) component of stockholders’ equity.

We believe that the unrealized loss is temporary because the failures in the ARS market are still recent in nature and have been experienced for less than six months and we have classified our investments in ARS as current assets after considering the following factors, among others:

•	Substantially all of our ARS are backed by student loans and guaranteed by FFELP with credit ratings of AAA and Aaa.

•

We believe that, within the Student Loan Auction Rate Securities (SLARS) market, securities guaranteed by FFELP are of higher credit quality than securities that are not guaranteed by FFELP, and therefore, are more likely to be re-financed and called in the near future.

•

Through June 2008, approximately $3.4 billion of SLARS have been called at par value, substantially all of which were FFELP backed SLARS. Moreover, approximately $1.2 billion of the $3.4 billion were called in the month of June 2008 alone, which demonstrated a growth in call activity in recent months and thus indicated to us that the development of alternative channels of liquidity for these investments continue to improve as compared to earlier in the year.

Therefore, we currently believe that we will be able to sell these securities and have the proceeds available for use in our operations within the next twelve months through such scenarios as a future successful auction, a sale to a buyer outside of the auction process, through a call on these investments, or through a redemption by which issuers establish a different form of financing to replace these securities. We believe that FFELP backed securities will continue to be called due to the high credit quality of these securities. However, changes in the financial markets or issuers access to funding sources may limit future call activities.

Our auction rate securities have been classified as Level 3 assets in accordance with FASB Statement No. 157, Fair Value Measurements, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, and the estimated discount rates, especially the liquidity discount rate, applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined as of June 29, 2008.

We continue to closely monitor the general market for ARS, as well as for our specific ARS investments. This is an area of significant subjectivity of judgment and there is a fluidity of market conditions and other factors outside of our control which we may be unable to reasonably and accurately predict. It is possible that our assumptions about future alternative liquidity sources will prove to be overly optimistic. If the fair value of our investments deteriorates further and if no liquidity vehicles are available in the near future, we may be required to realize an impairment charge as an “other than temporary” expense through our statements of operations. Refer to the Risk Factor described as “Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.”

Goodwill

As a result of the Saifun acquisition, we recorded approximately $19.3 million of goodwill on our books. In accordance with FASB Statement No. 142 (Statement 142), Goodwill and Other Intangible Assets, we are required to review goodwill for impairment at least annually or more often if there are indicators of impairment present. The review of goodwill includes determining its fair value involving the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. Fair value estimates are also based on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We will perform our annual impairment analysis during the fourth quarter of each year, with the first impairment test related to Saifun goodwill to be performed during the fourth quarter of 2008.

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

We make estimates of fair value using reasonable assumptions based on historical experience and information obtained from the management of the acquired company. Critical estimates in valuing certain of the acquisition related intangible assets include but are not limited to: future expected cash flows from the sale of products, expected costs to develop in-process research and development projects into commercially viable products and estimated cash flows from the projects when completed; the market’s awareness of the acquired company’s brand, market position and assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Results of Operations

Net Sales

	Three Months Ended				Six Months Ended
	Jun. 29, 2008	Jul. 1, 2007	Variance in Dollars	Variance in Percent	Jun. 29, 2008	Jul. 1, 2007	Variance in Dollars	Variance in Percent
	(in thousands, except percentage)				(in thousands, except percentage)
Wireless Solutions Division (WSD)	$296,226	$337,514	($41,288)	-12%	$592,199	$724,106	($131,907)	-18%
Consumer, Set Top Box and Industrial Division (CSID)	312,160	271,487	40,673	15%	585,927	512,132	73,795	14%
Other	4,334	171	4,163	2435%	4,866	705	4,161	590%

Total net sales	$612,720	$609,172	$3,548	1%	$1,182,992	$1,236,943	($53,951)	-4%

Total net sales for the three months ended June 29, 2008 increased one percent as compared to total net sales for the three months ended July 1, 2007 primarily due to the increase in net sales in CSID and the inclusion of revenue generated by Saifun, which were partially offset by the decrease in net sales in WSD in the second quarter of fiscal 2008. Our total unit shipments for Flash memory products increased by two percent, which was offset by a two percent decline in blended average selling price (ASP). The decrease in blended ASP was primarily the result of price declines in the overall Flash memory market.

Total net sales for the six months ended June 29, 2008 decreased four percent as compared to total net sales for the six months ended July 1, 2007. The decrease was primarily attributable to approximately seven percent decline in blended ASP, which was partially offset by a two percent increase in unit shipments. The decline in blended ASP was primarily the result of price declines in the overall Flash memory market.

Net sales in our Wireless Solutions Division (WSD) decreased approximately 12 percent and 18 percent for the three and six months ended June 29, 2008 as compared to the three and six months ended July 1, 2007, respectively. Almost all of the decrease was attributable to the decline in blended ASP for WSD.

Net sales in our Consumer, Set Top Box and Industrial Division (CSID) increased approximately 15 percent and 14 percent for the three and six months ended June 29, 2008 as compared to the three and six months ended July 1, 2007, respectively. The increase was primarily attributable to a 13 percent and 12 percent increase in blended ASP for the three and six months ended June 29, 2008, respectively, primarily as a result of increased sales of our high density MirrorBit products.

For the three months ended June 29, 2008, our WSD business accounted for approximately 48 percent of our total net sales, and our CSID business accounted for approximately 51 percent of our total net sales, as compared to 55 percent and 45 percent, respectively for the corresponding period of fiscal 2007. For the six months ended June 29, 2008, our WSD business accounted for approximately 50 percent of our total net sales, and our CSID business accounted for approximately 50 percent of our total net sales, as compared to 59 percent and 41 percent, respectively for the corresponding period of fiscal 2007. The percentage shift between our two main business units was primarily the result of the ASP decline in our WSD business resulting in decreased net sales year-over-year and also of an increase in net sales for our CSID business due to the increase in high density MirrorBit product sales.

Comparison of Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Income Tax Benefit

The following is a summary of gross margin; operating expenses; interest and other income, net; interest expense and income tax benefit for three and six months ended June 29, 2008 and July 1, 2007.

	Three Months Ended				Six Months Ended
	Jun. 29, 2008	Jul. 1, 2007	Variance in Dollars	Variance in Percent	Jun. 29, 2008	Jul. 1, 2007	Variance in Dollars	Variance in Percent
	(in thousands, except for percentage)				(in thousands, except for percentage)
Net sales	$612,720	$609,172	$3,548	1%	$1,182,992	$1,236,943	$(53,951)	-4%
Cost of sales	503,571	501,033	2,538	1%	979,381	1,039,003	(59,622)	-6%
Gross margin	18%	18%			17%	16%
Research and development	108,303	110,900	(2,597)	-2%	228,624	212,891	15,733	7%
Sales, general and administrative	68,264	61,946	6,318	10%	133,028	120,187	12,841	11%
In-process research and development	—	—	—	—	10,800	—	10,800	-100%
Restructuring charges	9,922	—	9,922	-100%	9,922	—	9,922	-100%
Operating loss	(77,340)	(64,707)	(12,633)	20%	(178,763)	(135,138)	(43,625)	32%
Interest income and other income (expense), net	2,536	11,672	(9,136)	-78%	5,915	20,603	(14,688)	-71%
Interest expense	(27,663)	(17,542)	(10,121)	58%	(48,654)	(41,688)	(6,966)	17%
Benefit for income taxes	1,824	3,676	(1,852)	-50%	2,388	13,843	(11,455)	-83%

Our gross margin was flat for the three months ended June 29, 2008 as compared to the corresponding period of fiscal 2007 and increased by one percent for the six months ended June 29, 2008 as compared to the same period of fiscal 2007. Our cost per bit (defined as total cost of sales divided by total bits shipped) decreased by 21 percent for the six months ended June 29, 2008 as compared to the six months ended July 1, 2007, which decrease was largely offset by a decrease in our blended ASP per bit (defined as net sales divided by total Flash memory bits shipped) of 20 percent. The increase in gross margin percentage for the six months ended June 29, 2008 was primarily due to our cost reduction efforts that included increased productivity and output of JV3 and Fab 25, improvement of cumulative product yields, reduction of test time and better pricing from suppliers. These cost savings were partially offset by SP1 manufacturing costs incurred in the first half of fiscal 2008. The gross margin for the three and six months ended July 29, 2008 and July 1, 2007 included a portion of the gain recognized from the JV1/JV2 Transaction. See Note 7 of Notes to Condensed Consolidated Financial Statements.

The decrease in research and development expenses for the three months ended June 29, 2008 was primarily due to a decrease of approximately $9.6 million in development costs related to SP1 and Fab 25. The decrease in SP1 and Fab 25 research and development expenses for the three months ended June 29, 2008 was partially offset by $6.3 million of research and development expenses related to Saifun.

The increase in research and development expenses for the six months ended June 29, 2008 was primarily due to an increase of approximately $7.9 million of 300-millimeter development costs related to SP1, $7.0 million of higher labor costs primarily related to the development of the next generation of MirrorBit technology and the inclusion of approximately $6.3 million of research and development costs related to Saifun in the second quarter of fiscal 2008. The increase in research and development expenses for the six months ended June 29, 2008 was partially offset by a reduction of approximately $7.1 million of development costs incurred in Fab 25.

The increase in sales, general and administrative expenses for the three and six months ended June 29, 2008 as compared to the corresponding periods of fiscal 2007 was primarily due to higher legal fees, primarily related to litigation expenses, and the inclusion of sales, general and administrative expenses related to Saifun in the second quarter of fiscal 2008. The higher legal fees and sales, general and administrative expenses related to Saifun represented approximately 53 percent of the increase in our total sales, general and administrative expenses for the three and six months ended June 29, 2008.

In the first quarter of fiscal 2008, we expensed $10.8 million of Saifun acquisition related IPR&D charges in connection with the acquisition of Saifun. Projects that qualify as IPR&D are those that have not reached technological feasibility and have no alternative future use at the time of the acquisition. We did not have a similar charge during the same period in fiscal 2007.

In the second quarter of fiscal 2008, we eliminated approximately 500 regular and contract positions, including positions which were unfilled at the time of elimination, and shut down a research center in Japan. We incurred approximately $9.9 million of restructuring charges during this period, of which approximately $3.1 million was related to manufacturing. We did not have a similar charge during the same period in fiscal 2007.

The decrease in interest and other income (expense), net for the three and six months ended June 29, 2008 was primarily due to the recognition of approximately $7.5 million of gain from the sale of land in Asia in the second quarter of fiscal 2007, which was partially offset by approximately $3.4 million of loss resulted from an early extinguishment of a debt in the same period. Interest income has also decreased due to the combined effect of the decrease in our invested cash, cash equivalents and marketable securities balances, and the decrease in our average investment portfolio yield by approximately 3.01 percent and 1.96 percent for the three and six months ended June 29, 2008.

The increase in interest expense for the three and six months ended June 29, 2008 was primarily due to an adjustment of approximately $8.2 million in interest expense related to a capital lease during the second quarter of fiscal 2007. Excluding the effects of the $8.2 million adjustment, interest expense increased by approximately $2.0 million for the three months ended June 29, 2008 and decreased by approximately $1.2 million for the six months ended June 29, 2008. The increase in interest expense was a result of a higher average debt balance for the three months ended June 29, 2008. The increase in interest expense is offset by the capitalization of approximately $6.5 million of interest related to the financing of our SP1 facility in the first quarter of fiscal 2008 and lower average interest rates on our debt portfolio for the three and six months ended June 29, 2008 as compared to the same periods in fiscal 2007. The average interest rates on our debt portfolio were 6.1 percent and 6.4 percent for the three and six months ended June 29, 2008 as compared to 7.6 percent and 7.5 percent for the three and six months ended July 1, 2007.

We recorded an income tax benefit of $1.8 million in the three months ended June 29, 2008 as compared to $3.7 million of income tax benefit in the three months ended July 1, 2007. The income tax benefit recorded in the three months ended June 29, 2008 was primarily related to an income tax benefit of $3.9 million associated with a loss in Japan, offset by tax provisions in profitable foreign locations of $2.1 million. The income tax benefit recorded in the three months ended July 1, 2007 was primarily due to a decrease in the valuation allowance associated with deferred tax assets of our Japanese subsidiary, in part due to the gain recognized on the sale of JV1/JV2, offset by tax provisions of our foreign subsidiaries. This decrease of the valuation allowance was made as we believed that it was more likely than not that these deferred tax assets would be realized.

We recorded an income tax benefit of $2.4 million in the six months ended June 29, 2008 as compared to $13.8 million of income tax benefit in the six months ended July 1, 2007. The income tax benefit recorded in the six months ended June 29, 2008 was primarily related to an income tax benefit of $5.4 million associated with a loss in Japan, offset by tax provisions in profitable foreign locations of $3.0 million. The income tax benefit recorded in the six months ended July 1, 2007 was primarily due to the decrease in the valuation allowance associated with deferred tax assets of our Japanese subsidiary because we believed that it was more likely than not that these deferred tax assets would be realized, offset by tax provisions of our foreign subsidiaries.

As of June 29, 2008 our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which at June 29, 2008, in management’s estimate, is not more likely than not to be achieved.

Other Items

The impact on our operating results from changes in foreign currency exchange rates has not been material, principally because our expenses denominated in yen are generally comparable to our sales denominated in yen and we enter into foreign currency exchange contracts to mitigate our exposure when yen denominated expenses and sales are not comparable.

As of June 29, 2008, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $49.6 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2012.

Contractual Obligations

The following table summarizes our contractual obligations as of June 29, 2008, presented on a fiscal year basis.

	Total	Remaining 2008	2009	2010	2011	2012	2013 and Beyond
	(in thousands)
Senior Secured Floating Rate Notes	$625,000	$—	$—	$—	$—	$—	$625,000
Spansion JapanTerm Loan	298,262	51,872	103,743	142,647	—	—	—
Spansion Japan 2007 Credit Facility	—	—	—	—	—	—	—
Senior Notes	250,000	—	—	—	—	—	250,000
Exchangeable Senior Subordinated Debentures	207,000	—	—	—	—	—	207,000
Spansion Japan 2007 Revolving Credit Facility	84,930	84,930	—	—	—	—	—
Senior Secured Revolving Credit Facility	44,000	44,000	—	—	—	—	—
Capital lease obligations	109,400	20,833	46,289	26,064	16,214	—	—
Other Credit Facility - Subsidiaries	1,178	884	294	—	—	—	—
Other long term liabilities	9,783	1,304	2,609	2,609	2,609	652	—
Operating leases	29,778	7,980	13,196	4,374	2,433	893	902
Unconditional purchase commitments (1)	402,113	168,578	119,798	66,647	31,845	15,025	220
Interest payments on debt	474,132	39,802	77,965	74,898	72,331	72,331	136,804

Total contractual obligations	$2,535,576	$420,183	$363,894	$317,239	$125,432	$88,901	$1,219,926

(1)	Unconditional purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Unconditional purchase commitments exclude agreements that are cancelable without penalty. These agreements are related principally to inventory and other items.

Spansion Japan 2007 Credit Facility

In March 2008, Spansion Japan borrowed an additional amount of 5.6 billion yen (approximately $52.8 million as of June 29, 2008) under this facility. The drawdown period expired on March 31, 2008. In June 2008, we made the first quarterly principal payment in the amount of 2.7 billion yen (approximately $25.5 million as of the date of repayment). As of June 29, 2008, the total outstanding balance under this facility is 31.6 billion yen (approximately $298.3 million). The amount bears interest at approximately 2.84 percent and is scheduled to be repaid in quarterly principal installments through the fourth quarter of fiscal 2010.

Senior Secured Revolving Credit Facility

In February 2008, we borrowed $50.0 million under this credit facility. In June 2008, we repaid the principal balance of $6.0 million and accrued interest under this facility. This amount bears interest at approximately 4.30 percent as of June 29, 2008. We had approximately $59.5 million available under this facility as of June 29, 2008.

Spansion Japan 2007 Revolving Credit Facility

During the quarter ended March 30, 2008, Spansion Japan borrowed 8 billion yen (approximately $80.4 million) under this credit facility. During the quarter ended June 29, 2008, we borrowed additional 1 billion yen (approximately $8.5 million). As of June 29, 2008, the outstanding balance under this facility is 9 billion yen (approximately $84.9 million as of June 29, 2008). This amount bears interest at approximately 1.17 percent as of June 29, 2008. Spansion Japan had approximately 5 billion yen (approximately $47.2 million) available under this facility as of June 29, 2008.

Spansion China 2008 Revolving Credit Facility

In June 2008, Spansion China entered into a revolving credit facility agreement with a local financial institution, effective as of June 27, 2008, in the aggregate principal amount of up to 80 million Yuan RMB (approximately $11.7 million as of June 29, 2008). The borrowings must be used for working capital purposes. The interest rate for each drawdown denominated in RMB is a floating rate that is benchmarked to the rate published by the People’s Bank of China for RMB loans with the same term and may, thereafter, be adjusted every month. The interest rate for each drawdown denominated in U.S. dollars is six-month LIBOR plus four percent and may, thereafter, be adjusted every six months. The last drawdown against this credit facility can be made on or before May 27, 2009.

As of June 29, 2008, we have not borrowed any amounts under this credit facility.

Obligations under Capital Leases

On March 26, 2008, we entered into an equipment lease agreement with a third-party financial institution. Under the lease agreement, we leased certain equipment for a period of 36 months, in the amount of approximately $52.1 million, beginning on March 27, 2008. We accounted for the lease transaction as a capital lease. The first rental installment of approximately $9.4 million was paid on March 27, 2008. The remaining payments under this lease are scheduled to be paid in 11 consecutive quarterly installments of approximately $4.0 million beginning July 1, 2008 and on the first day of each quarter thereafter. At the end of the lease agreement, we may elect to purchase the equipment at its then fair market value, renew the lease agreement with similar terms and conditions as the original lease agreement, or return the equipment.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

Our cash, cash equivalents and marketable securities totaled approximately $348.9 million as of June 29, 2008 and consisted of cash, money market funds and commercial paper of approximately $240.4 million and auction rate securities of approximately $108.5 million. We are subject to certain restrictions on our distribution of cash contained in our third-party loan agreements described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 filed with the SEC on February 28, 2008.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was approximately $121.1 million in the six months ended June 29, 2008. Non-cash charges included in the net loss consisted primarily of approximately $307.1 million of depreciation and amortization, approximately $10.8 million of acquisition related in-process research and development, approximately $10.0 million of deferred income taxes benefit and approximately $9.9 million of stock compensation costs. The net changes in operating assets and liabilities in the six months ended June 29, 2008 consisted primarily of a decrease in accounts receivable of approximately $19.4 million due to a decline in net sales, an increase in inventory of approximately $52.5 million and an increase in accounts payable and accrued liabilities of approximately $58.3 million. Our days of inventory were 115 days in the second quarter of fiscal 2008 as compared to 121 days in the first quarter of fiscal 2008.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $186.6 million in the six months ended June 29, 2008, primarily as a result of approximately $286.6 million of capital expenditures used to purchase property, plant and equipment, principally related to our investment in 300-millimeter equipment at SP1 and SDC, offset by a net cash inflow of approximately $96.7 million from the sale of our auction rate securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $118.5 million in the six months ended June 29, 2008. This amount included approximately $239.6 million of borrowing proceeds from our Spansion Japan 2007 Revolving Credit Facility, Spansion Japan 2007 Credit Facility and Senior Secured Revolving Credit Facility, offset in part by approximately $121.1 million in repayments on debt (primarily under the Spansion Japan 2007 Revolving Credit Facility and Spansion Japan 2007 Credit Facility) and capital lease obligations during the six months ended June 29, 2008.

Liquidity

Our future uses of cash are expected to be primarily for working capital, capital expenditures, debt service and other contractual obligations. Our capital expenditures for the second quarter of fiscal 2008 were approximately $110.2 million, which were primarily related to development of the 65- and 45-nanometer technology on 300-millimeter wafers. Our capital expenditures for the second half of fiscal 2008 are expected to be approximately $150.0 million depending on the timing of the capital delivery. We expect that our cash need for capital deliveries will be financed from existing credit facilities, capital leases, available external financing and cash on hand. Timing of the payments will depend on terms negotiated with individual vendors, and will affect our cash and debt positions during the remainder of fiscal 2008. Additionally, the total amount due on debt service and other contractual obligations for the six months remaining in fiscal 2008 is approximately $420.2 million.

As of June 29, 2008, we had cash and cash equivalents of $240.4 million, marketable securities of approximately $108.5 million and availability under our existing revolving credit facilities of approximately $118.4 million, totaling approximately $467.3 million of liquidity. Availability under our credit facilities is subject to certain borrowing base calculations derived from accounts receivable in Spansion Japan and Spansion LLC. With regards to the $59.5 million available under the Senior Secured Revolving Credit Facility, we would be required to maintain at least $35 million of availability under this credit facility if we failed to meet the minimum predetermined EBITDA (earnings before interest expense, income tax, depreciation and amortization) thresholds. As of June 29, 2008, we had met the minimum EBITDA requirement. Our marketable securities currently consist solely of auction rate securities, which are variable rate debt instruments, having long-term maturity dates (typically 24 to 39 years), but whose interest rates historically would reset through an auction process, most commonly at intervals of 7, 28 and 35 days. Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by the Federal Family Education Loan Program (FFELP), and all were rated Aaa/AAA. To date we have collected all interest payable on all of our auction-rate securities in accordance with their terms at each auction date. As of June 29, 2008, we recorded approximately $13.4 million of unrealized loss of such securities. We have classified our investments in auction rate securities as current assets because we expect that we will be able to sell these securities and have the proceeds available for use in our operations within the next twelve months through a future successful auction or sale to a buyer outside the auction process, or through a redemption by which issuers establish a different form of financing to replace these securities.

Given the current adverse economic conditions in the Flash memory industry and our own liquidity position, we continue to focus on cash management improvement and identifying and taking actions to enhance our liquidity position. These actions could include selling assets to third parties, establishing manufacturing and technology partnerships or re-timing or eliminating certain capital spending or research and development projects. We believe that with these actions and cash management improvement our anticipated cash flows from operations and current cash balances, our existing credit facilities and available external financing will be sufficient to fund working capital requirements, capital investments, debt service and operations and to meet our cash needs for at least the next twelve months. Our liquidity declined in the first half of fiscal 2008 and could further decline in the second half of fiscal 2008. Current credit market conditions and any adverse change in our credit rating may make external financing difficult to obtain in light of overall credit market conditions combined with the ratings of our outstanding debt securities. Any external financing that we are able to obtain may be at interest rates that are substantially higher than the rates on our outstanding debt securities. Our ability to fund our cash needs over the short and long term will depend on our ability to generate cash from operations, which is subject to general economic, financial, competitive and other factors, such as those discussed in Part II, Item 1A “Risk Factors,” many of which are beyond our control. Should we require additional funding, such as to satisfy our short-term and long-term debt obligations when due or to make additional capital investments, we may need to raise the required additional funds through additional bank borrowings or public or private sales of debt or equity securities. Credit market conditions will affect our ability to access the capital market and/or the cost of financing. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

Off-Balance-Sheet Arrangements

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities and commitments would not be material to our accompanying consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. We experienced no significant changes in market risk during the first six months of fiscal 2008 except as follows: subsequent to February 2008, all of our investments in auction rate securities failed to be traded in auctions (see Note 12 of the Notes to Condensed Consolidated Financial Statements), and during the first three months of fiscal 2008, the U.S. dollar continued to weaken against the Japanese yen, which was partially offset by the strengthening of U.S dollar against Japanese yen during the second quarter of fiscal 2008. The cumulative translation adjustment balance increased by approximately $30.3 million during the first six months of fiscal 2008. This increase was primarily due to the translation of net assets of our subsidiary in Japan, denominated in that entity’s functional currency, the Japanese yen, into our reporting currency, the U.S. dollar. However, this translation adjustment does not affect our earnings or cash flows as it is recorded as a component of stockholders’ equity in our balance sheet. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to continue to incur foreign currency translation adjustments, which will either increase or decrease our total stockholders’ equity balance and which may be material. In addition, we cannot give any assurance as to the effect of future changes in foreign currency rates on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with our management’s evaluation that occurred during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Tessera v. Spansion LLC, et al.

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

Tessera ITC Investigation

On April 17, 2007 Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission (“ITC”) against respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion Inc., Spansion LLC and STMicroelectronics N.V. Tessera claims that “face up” and “stacked-chip” small format laminate Ball Grid Array (“BGA”) packages, including the Spansion 5185941F60 chip assembly, infringe certain specified claims of United States Patent Nos. 5,852,326 and 6,433,419 (“Asserted Patents”). The complaint requests that the ITC institute an investigation into the matter. The complaint seeks a permanent exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States all semiconductor chips with small format laminate BGA semiconductor packaging that infringe any of the Asserted Patents, and all products containing such infringing small format laminate BGA semiconductor packaged chips. The complaint also seeks a permanent cease and desist order pursuant to section 337(f) of the Tariff Act of 1930, as amended, directing respondents with respect to their domestic inventories to cease and desist from marketing, advertising, demonstrating, sampling, warehousing inventory for distribution, offering for sale, selling, distributing, licensing, or using any semiconductor chips with small format laminate BGA semiconductor packaging that infringe any of the Asserted Patents, and/or products containing such semiconductor chips. On May 15, 2007, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, Inv. No. 337-TA-605, identifying ATI Technologies, ULC, Freescale Semiconductor, Inc., Motorola, Inc., Spansion Inc., Spansion LLC and STMicroelectronics N.V. (“Respondents”) as respondents. On June 8, 2007, Respondents filed a motion to stay the ITC investigation pending reexamination of the Asserted Patents by the U.S. Patent and Trademark Office. On July 11, 2007, Administrative Law Judge Carl C. Charneski set an Initial Determination date of May 21, 2008 and a target date for completion of the ITC Investigation of August 21, 2008. On October 17, 2007, the ITC investigation was reassigned to Administrative Law Judge Theodore Essex, who set a hearing for February 25, 2008. On February 26, 2008, Judge Essex issued an Initial Determination granting respondents’ motion for a stay of the ITC investigation pending completion of the re-examination of the Asserted Patents by the U.S. Patent and Trademark Office. On March 4, 2008, Tessera filed, with the International Trade Commission, a Petition for Review of the Initial Determination Ordering Stay. On March 27, 2008, the ITC issued an order reversing Judge Essex’s Initial Determination, and denying respondents’ motion for a stay of the ITC investigation pending reexamination of the Asserted Patents. On July 14, 2008 Judge Essex held an evidentiary hearing at which complainant Tessera and respondents ATI, Freescale, Motorola, Spansion, STMicroelectronics and Qualcomm presented their respective evidence. The hearing concluded on July 18, 2008. Judge Essex is expected to issue an Initial Determination on or before October 21, 2008.

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

Fast Memory Erase LLC v. Spansion Inc., et al.

On June 9, 2008, Fast Memory Erase LLC filed a complaint in the U.S. District Court for the Northern District of Texas alleging patent infringement against Spansion Inc., Spansion LLC, Intel Corp., Numonyx B.V., Numonyx, Inc., Nokia Corp., Nokia Inc., Sony Ericsson Mobile Communications AB, Sony Ericsson Mobile Communications (USA), Inc., and Motorola, Inc. The case is styled, Fast Memory Erase, LLC v. Spansion Inc., Spansion LLC, et al., Case No. 3:08-cv-00977-M (N.D. Tex.). Fast Memory Erase’s complaint alleges that Spansion’s NOR Flash products using floating gate technology infringe one or more claims of U.S. Patent No. 6,236,608 (the ‘608 patent). Fast Memory Erase has also asserted U.S. Patent No. 6,303,959 (the ‘959 patent) in its complaint against the products of other defendants, namely Intel and Numonyx, but it has not asserted the ‘959 patent against any Spansion products. Spansion is currently scheduled to answer, move, or otherwise respond to the complaint on or before August 20, 2008.

We believe that we have meritorious defenses against Fast Memory Erase’s claims and we intend to defend this proceeding vigorously.

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

Sales of our Flash memory products are dependent upon consumer demand for mobile phones, consumer electronics such as set top boxes and DVD players, automotive electronics, and industrial electronics such as networking equipment, personal computers and personal computer peripheral equipment such as printers. Sales of our products are also dependent upon the inclusion of increasing amounts of Flash memory content in some of these products.

In the first half of fiscal 2008 sales of our products were evenly divided between wireless applications, such as mobile phones, and embedded applications, such as gaming, set top boxes, DVD players, automotive and industrial electronics. This represented a shift from fiscal 2007 and fiscal 2006 when sales to wireless Flash memory customers accounted for a majority of our sales. If our sales begin to be more heavily weighted in a declining category of products, if demand for mobile phones or products in the embedded portion of the integrated category of the Flash memory market decline, or if our sales are below industry analysts’ expectations, our business would be materially adversely affected. Also, if the functionality of successive generations of such products does not require increasing Flash memory density or if such products no longer require Flash memory due to alternative technologies or otherwise, our operating results would be materially adversely affected.

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

Our forecasts of customer demand for our products may be inaccurate, which could result in excess inventory and cause us to record write-downs that would adversely affect our gross margins.

We rely on our ability to forecast inventory and production mix in order to meet customer demand and produce requisite amounts of our products in order to fill current orders and future orders. To forecast demand and value inventory, management considers, among other factors, the inventory on hand, competitiveness of product offerings, market conditions and product life cycles. Historically, we have generally used a six-month demand forecast in assessing the salability of inventory on hand and did not value inventory in excess of six months of forecasted demand. During the second quarter of fiscal 2008, however, we built and valued certain inventory to meet estimated customer demand as much as twelve months into the future. Consequently, we are now valuing the inventory beyond our historical six-month demand forecast.

If we anticipate future demand or market conditions to be less favorable than our previous projections, inventory write-downs may be required and would be reflected in cost of sales in the period the write-down is made. This would have a negative impact on our gross margin in that period. While we believe our understanding of the end markets we serve provides us with the ability to make reliable forecasts, as we begin to forecast customer demand beyond six-months, we may be unable to forecast accurately. If we inaccurately forecast customer demand, it could result in excess or obsolete inventory that would reduce our profit margins, which would materially adversely affect us.

Any future business combinations, divestitures, acquisitions or mergers expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.

We periodically consider strategic transactions. We evaluate acquisitions, divestitures, joint ventures, alliances or co-production programs as opportunities arise and we may be engaged in varying levels of negotiations with third parties at any time. We may not be able to effect transactions with strategic alliance, divestiture, acquisition or co-production program candidates on commercially reasonable terms, or at all. If we enter into these transactions, we also may not realize the benefits we anticipate. Moreover, the integration of companies that have previously been operated separately involves a number of risks. Consummating any acquisitions, divestitures, joint ventures, alliances or co-production programs could result in the incurrence of additional transaction-related expenses, as well as unforeseen contingent liabilities, which could materially adversely affect us.

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

We incurred net losses in each of the first and second quarters of fiscal 2008, and fiscal years 2007, 2006 and 2005 of approximately $104.4 million, $118.5 million, $263.5 million, $147.8 million and $304.1 million. As a result, we are continuing to undertake actions in an effort to significantly reduce our expenses. These actions include: (i) accelerating the transfer of positions to more cost effective regions including China and Malaysia; (ii) establishing strategic partnerships in technology development and manufacturing; and (iii) reducing approximately 500 regular and contract positions globally.We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected.

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

In each of the last five years from 2003 to 2007, industry sales of NAND-based Flash memory products grew at a higher rate than sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. In 2007, according to iSuppli, total sales for the Flash memory market reached approximately $21.5 billion, of which approximately 35 percent was classified as sales of NOR-based Flash memory products and approximately 65 percent was classified as sales of NAND-based Flash memory products. iSuppli estimates that sales of NAND-based Flash memory products grew by approximately 13 percent from 2006 to 2007 and will grow at a seven percent compound annual growth rate from 2007 to 2012, while sales of NOR-based Flash memory products declined by approximately two percent from 2006 to 2007 and will decline by approximately eight percent compound annual rate from 2007 to 2012. We expect the Flash memory market trend of decreasing market share for NOR-based Flash memory products relative to NAND-based Flash memory products to continue in the foreseeable future.

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

Our business is dependent upon the continued development of advanced technologies that utilize smaller lithography and process nodes. However, our ability to fund the capital expenditures necessary for transitioning to advanced technologies depends on generating sufficient cash flows from operations and the continued availability of external financing. We expect our total capital expenditures for fiscal 2008 to be less than $500.0 million. Our capital expenditures, together with ongoing operating expenses, will be a substantial drain on our cash flows and may decrease our cash balances. The timing and amount of our capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for our products, product mix, changes in industry conditions and market competition.

We may assess markets for external financing opportunities, including debt and equity. Such financing may not be available when needed or, if available, may not be available on satisfactory terms. Moreover, the funds availability under our existing $175.0 million senior secured revolving credit facility may be adversely affected by our financial condition, results of operations and incurrence or maintenance of additional debt, such as our 11.25% Senior Notes due 2016 and our 2.25% Exchangeable Senior Secured Debentures. Also, no further funds are available under the Spansion Japan 2007 Credit Facility, which provided funding based on capital deliveries to SP1, our Flash memory manufacturing facility in Aizu-Wakamatsu, Japan. Finally, any equity financing may not be desirable because of resulting dilution to our stockholders. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we cannot generate sufficient operating cash flows or obtain external financing, we may be delayed in transitioning, or we may not be able to transition at all, to advanced technologies needed for future manufacturing capacity. If this occurs, we could be materially adversely affected.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in technology or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development for design, process technologies and production in an effort to design and manufacture advanced Flash memory products. For example, in the six months ended June 29, 2008 and fiscal years 2007 and 2006 , our research and development expenses were approximately $228.6 million, $436.8 million and $342.0 million, respectively, or approximately 18, 17 and 13 percent, respectively, of our net sales.

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

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. Our indebtedness has increased over time and may increase in the future. At the time of our initial public offering in December 2005, our aggregate principal amount of outstanding debt was approximately $760.0 million. As of June 29, 2008, we had an aggregate principal amount of approximately $1.6 billion in outstanding debt. In order to advance our business with new technologies, like other semiconductor manufacturers, we are required to make sizable capital investment in facilities and equipment. If cash flow from operations is not sufficient to meet capital requirements, we may need to incur additional indebtedness.

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

In addition, the indentures governing Spansion LLC’s $250.0 million principal amount of 11.25% Senior Notes due 2016 and Spansion LLC’s $625.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2013 impose substantially similar restrictions and covenants on us which could limit our ability to respond to market conditions, make capital investments or take advantage of business opportunities. Also, certain of our credit facilities in Japan impose on-going requirements on us and the breach of such requirements could result in a default of the credit facilities.

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

As of June 29, 2008, we were in compliance with the financial covenants under our debt instruments. However, we cannot assure you that in the future we will be able to satisfy the provisions, covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. If we fail to comply with such provisions, covenants, financial tests and ratios, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers for any future failures to comply with our financial covenants or any other terms of the debt instruments. We also may not be able to obtain amendments which will prevent a failure to comply in the future. A breach of any of the provisions, covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect us.

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

We serve our customers worldwide directly through our sales force and indirectly through our distributors, who purchase products from us and sell them to customers, either directly or through their distributors. Our customers consist of OEMs, ODMs and contract manufacturers. In the second quarter of fiscal 2008, and fiscal years 2007, 2006 and 2005, the five largest of these customers accounted for a significant portion of end sales of our products. If one of these customers stopped purchasing our Flash memory products, or if one of -these customers were to materially reduce its demand for our products, we could be materially adversely affected. For example, in the third quarter of fiscal 2007 we were materially adversely affected by the reduced customer demand in Japan for some of our custom high density Flash memory solutions.

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

Our success depends to a significant extent on the development, qualification, production, introduction and acceptance of new product designs and improvements that provide value to Flash memory customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements at prices acceptable to our customers and on a timely basis affects our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we could be materially adversely affected.

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

We are attempting to position ourselves to address the increasing demand for data optimized Flash memory by offering higher density, lower cost and more versatile products based on our new MirrorBit ORNAND, MirrorBit Quad, MirrorBit Eclipse and MirrorBit ORNAND2 architectures. The success of these architectures requires that we timely and cost effectively develop, manufacture and market products based on these architectures that are competitive with floating gate NAND-based Flash memory solutions. While we have made some progress on developing and commercializing products based on these architectures, we may not be able to continue to do so in accordance with our product development plans or at a rate required for us to remain competitive. If we fail to continue to develop and commercialize products based on these architectures on a timely basis, our future operating results would be materially adversely affected. Furthermore, if market acceptance of products based on our MirrorBit architectures occurs at a slower rate than we anticipate, our ability to compete will be reduced, and we would be materially adversely affected. If we do not achieve market acceptance of these architectures or subsequent MirrorBit products, our future operating results would be materially adversely affected.

If we fail to successfully develop new applications and markets for our products our future operating results would be materially adversely affected.

We are developing new applications and opportunities for our products beyond our traditional customer base and in some cases plan to deploy our Flash memory solutions beyond current Flash memory markets. We expect these new applications to grow future revenue, future margin or a combination of both. However, some of these opportunities require that we are successful in creating, marketing, gaining customer acceptance of and deploying these new system architectures into a customer base where we do not have a historic business relationship and where our solution is required to replace established and proven solutions. In some cases our solutions rely on third parties to contribute a significant and necessary component of the solution without which the solution is nonviable. For example during the second quarter of fiscal 2008 we announced plans to introduce a Spansion EcoRAM product that is designed to replace conventional DRAM in certain types of servers that support Internet search capability in data centers. Our expectation is that this solution will be capable of delivering a significant reduction in operator costs enabling us to achieve significant increased revenue and margins based on the value of these reduced operator costs to our customer base. If we are unsuccessful in our attempts to bring this product to market, experience significant delays in generating sales, fail to establish the value of this solution or face competition from third parties or incumbent suppliers that result in lower margins than expected, then our future operating results would be materially adversely affected.

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

Because our manufacturing processes require long lead times, we use indicators such as booking rates in conjunction with other business metrics, to schedule production in our fabrication facilities. Consequently, when customers change orders booked by us, our planned manufacturing capacity may be greater or less than actual demand, resulting in less than optimal inventory levels. When this occurs, we adjust our production levels but such adjustments may not prevent our production of excess inventory in environments when bookings are strong. As a result, our business may be materially adversely affected.

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

We expect competition in the market for Flash memory devices to intensify as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share. The competition we face may also intensify if our competitors increase their focus on the Flash memory products, or segments of the Flash memory markets, that generate a significant portion of our net sales.

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

We have in the past and plan in the future to obtain foundry services from other companies. Foundry services suppliers including Fujitsu (as a result of the sale of our JV1/JV2 manufacturing facilities in April 2007) and Semiconductor Manufacturing International Corporation from which we may obtain foundry services in the future. We also use independent contractors to perform some of the assembly, testing and packaging of our products. Third-party manufacturers are often under no obligation to provide us with any specified minimum quantity of product. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and may not be able to attain qualification from our customers.

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

Our ability to maintain manufacturing efficiency and to control our manufacturing costs depends upon obtaining adequate supplies of quality raw materials on a timely basis. A number of materials are available only from a limited number of suppliers, or only from a limited number of suppliers in a particular region. In addition, we purchase raw materials such as gold which prices on the world markets have fluctuated significantly during recent periods. Although we believe supplies for raw materials we currently need are adequate, shortages could occur due to interruption of supply or increased demand in the industry. In addition, the costs of certain materials, such as gold, may increase due to market pressures and such cost increases may adversely impact our gross margin. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter problems in the future. If we are unable to obtain adequate supplies of raw materials in a timely manner or if there were significant increases in the costs of raw materials or problems with the quality of raw materials, we may be materially adversely affected.

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

For example, Tessera, Inc., LSI Corporation, Agere Systems, Inc. and Fast Memory Erase LLC filed lawsuits against us alleging that we have infringed certain of their respective patents. Tessera, LSI and Agere have sought to enjoin such alleged infringements, to recover an unspecified amount of damages, and to bar our importation and sale of allegedly infringing products. In addition, Fujitsu has informed us that Texas Instruments has asserted that a number of our products infringe some of Texas Instruments’ patents. Fujitsu has also informed us that it expects us to defend and indemnify Fujitsu against Texas Instruments’ claims. Fujitsu has provided us with formal notice that they believe we have a duty to defend or indemnify Fujitsu under the terms of our distribution agreement. Since then, we and Fujitsu have been discussing the issues raised by this notice, and if Fujitsu were to terminate our distribution agreement, we could be materially adversely affected. Defending these alleged infringement claims and similar claims could be extremely expensive and time-consuming and an award of damages or an injunction could have a material adverse effect on us. We cannot assure you that litigation related to the intellectual property rights of ours or others can be avoided or will be successfully concluded.

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

Our cash, cash equivalents and marketable securities as of June 29, 2008 totaled approximately $348.9 million and consisted of cash, money market funds and commercial paper of approximately $240.4 million and marketable securities of approximately $108.5 million. Our marketable securities which we classify as short term assets, consisted solely of student loan backed auction rate securities. These marketable securities are subject to general credit, liquidity, market risks and interest rate fluctuations that have affected various sectors of the financial markets and caused overall tightening of the credit markets. Although we temporarily impaired the fair value of these marketable securities, we cannot assure you that the market risks associated with our investment portfolio will not in the future have a permanent negative adverse effect on our results of operations, liquidity and financial condition.

As of June 29, 2008, our marketable securities portfolio consisted solely of approximately $108.5 million of AAA/Aaa securities with auction reset features (auction rate securities) whose underlying assets are student loans and are substantially backed by the U.S. government Federal Family Education Loan Program. Since the end of fiscal 2007, we were unsuccessful in liquidating our marketable securities portfolio. Although our auction rate securities are sponsored by the U.S. government and are currently rated AAA/Aaa, our ability to liquidate these investments in the near term may be limited. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to thirty years) to realize our investments’ recorded value. We cannot assure you that auctions on our auction rate securities holdings will succeed in the near future. Any delays in liquidating these securities in the future could have a material adverse effect on us. Refer to the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We rely on Fujitsu to be our largest distributor in Japan.

We currently rely on Fujitsu to act as the largest distributor of our products to customers in Japan, which was one of our most important geographic markets in fiscal 2006 and in fiscal 2007. Under our distribution agreement with Fujitsu, Fujitsu has agreed to use its best efforts to promote the sale of our products in Japan and to other customers served by Fujitsu. In the event that we reasonably determine that Fujitsu’s sales performance in Japan and to those customers served by Fujitsu is not satisfactory based on specified criteria, then we have the right to require Fujitsu to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include appointing another distributor as a supplementary distributor to sell products in Japan and to customers served by Fujitsu. Pursuing these actions would be costly and disruptive to the sales of our products in Japan. If Fujitsu’s sales performance in Japan is unsatisfactory or if we are unable to successfully maintain our distribution agreement and relationship with Fujitsu, as a result of its seeking indemnity from us in respect of certain infringement claims made by Texas Instruments or otherwise, and we can not timely find a suitable supplementary distributor, we could be materially adversely affected.

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

Our 2008 Annual Meeting of Stockholders was held on May 27, 2008 in East Palo Alto, California. Of the 158,323,770 shares of Class A common stock and 1 share of Class B common stock outstanding as of the record date, 84 percent of Class A common stock, and 100 percent of Class B common stock were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

1. To elect two Class A directors to serve until the 2011 Annual Meeting of Stockholders or until their successor is duly elected and qualified.

Name	Votes For	Votes Withheld
Bertrand F. Cambou	127,283,857	6,096,557
David E. Roberson	127,295,041	6,085,373

2. To elect one Class C director to serve until the 2011 Annual Meeting of Stockholders or until his successor is duly elected and qualified.

Name	Votes For	Votes Withheld
Gilles Delfassy	1	0

3. To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
133,311,641	55,766	13,008	0

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.37(a)	Amendment No. 1 to the Amended and Restated Foundry Agreement, effective March 21, 2008 and entered into as of June 19, 2008, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology, Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited and its assignee, Fujitsu Microelectronics Limited.

10.37(b)	Waiver of Payment Terms, dated June 30, 2008, by Fujitsu Microelectronics Limited, and agreed to by Spansion Inc., Spansion Technology, Inc., Spansion LLC and Spansion Japan Limited.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: August 8, 2008	By:	/s/ Dario Sacomani
Dario Sacomani Executive Vice President and Chief Financial Officer (Principal Financial Officer)