Form 10-Q
period 2008-09-28
Spansion Inc.
filed 2008-11-07
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on November 5, 2008:

Class	Number of Shares
Class A Common Stock, $0.001 par value	161,069,430

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep. 28 2008	Sep. 30 2007	Sep. 28 2008	Sep. 30 2007
Net sales	$474,170	$408,605	$1,300,621	$1,197,270
Net sales to related parties	156,690	202,464	513,231	650,742

Total net sales	630,860	611,069	1,813,852	1,848,012

Expenses:
Cost of sales (Note 7)	544,273	499,758	1,523,654	1,538,761
Research and development (Note 7)	106,845	111,248	335,469	324,139
Sales, general and administrative (Note 7)	64,094	59,192	197,122	179,379
In-process research and development (Note 3)	—	—	10,800	—
Restructuring charges (Note 13)	1,377	—	11,299	—

Operating loss	(85,729)	(59,129)	(264,492)	(194,267)
Other income (expense):
Other than temporary impairment on marketable securities	(14,518)	—	(14,518)	—
Loss on early extinguishment of debt	—	—	—	(3,435)
Interest and other income (expense), net	1,432	6,835	7,347	30,873
Interest expense	(24,853)	(23,628)	(73,507)	(65,316)

Other income (expense), net	(37,939)	(16,793)	(80,678)	(37,878)

Loss before income taxes	(123,668)	(75,922)	(345,170)	(232,145)
Income tax (provision) benefit	(9,583)	4,320	(7,195)	18,163

Net loss	$(133,251)	$(71,602)	$(352,365)	$(213,982)

Net loss per common share:
Basic and diluted	$(0.83)	$(0.53)	$(2.30)	$(1.59)

Shares used in per share calculation:
Basic and diluted	160,687	135,049	153,216	134,805

See accompanying notes

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	Sep. 28 2008	Dec. 30 2007 (*)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$152,107	$199,092
Marketable securities	107,382	216,650
Trade accounts receivable, net	249,363	181,443
Trade accounts receivable from related parties, net (Note 7)	127,796	186,646
Other receivables	8,881	—
Other receivables from related parties (Note 7)	7,024	11,873
Inventories:
Raw materials	24,271	31,877
Work-in-process	485,289	421,765
Finished goods	105,157	130,227

Total inventories	614,717	583,869
Deferred income taxes	13,976	26,607
Prepaid expenses and other current assets	48,903	46,452

Total current assets	1,330,149	1,452,632
Property, plant and equipment, net	2,308,480	2,271,964
Deferred income taxes	43,240	29,957
Acquisition related intangible assets, net (Note 3)	57,761	—
Goodwill (Note 3)	18,506	—
Other assets	81,771	61,092

Total assets	$3,839,907	$3,815,645

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks under revolving loans	$130,411	$—
Accounts payable	545,374	489,163
Accounts payable to related parties (Note 7)	46,046	56,929
Accrued compensation and benefits	76,960	60,778
Accrued liabilities to related parties (Note 7)	5,617	9,666
Other accrued liabilities	88,001	88,006
Income taxes payable	608	13,818
Deferred income on shipments	52,826	39,957
Current portion of long-term debt	104,191	68,705
Current portion of long-term obligations under capital leases	42,640	33,092

Total current liabilities	1,092,674	860,114
Deferred income taxes	4,260	186
Long-term debt, less current portion	1,233,477	1,258,616
Long-term obligations under capital leases, less current portion	44,769	40,920
Other long-term liabilities	22,429	23,361
Commitments and contingencies
Stockholders’ equity	1,442,298	1,632,448

Total liabilities and stockholders’ equity	$3,839,907	$3,815,645

*	Derived from audited financial statements at December 30, 2007.

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	Sep. 28 2008	Sep. 30 2007
Cash Flows from Operating Activities:
Net loss	$(352,365)	$(213,982)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	468,440	387,709
Write-off of in-process research and development	10,800	—
Loss on pension curtailment	—	2,010
Loss on early extinguishment of debt	—	3,435
Provision for doubtful accounts	525	1,693
Benefit for deferred income taxes	(792)	(43,537)
Net gain on sale and disposal of property, plant and equipment, net	(19,910)	(21,946)
Other than temporary impairment on marketable securities	14,518	—
Gain on sale of marketable securities	(621)	—
Compensation recognized under employee stock plans	15,493	12,084
Amortization of premium on floating rate notes and discount on senior subordinated and senior notes, net	1,693	1,745
Changes in operating assets and liabilities:
Decrease in trade account receivables from related parties	55,874	26,796
Increase in other receivables from related parties	(1,639)	(6,177)
(Increase) decrease in trade account receivables and other receivables	(55,467)	27,700
Increase in inventories	(30,848)	(76,558)
Decrease (increase) in prepaid expenses and other current assets	1,121	(28,019)
Decrease in other assets	(3,735)	(1,361)
(Decrease) increase in accounts payable and accrued liabilities to related parties	(113,085)	34,938
Increase in accounts payable and accrued liabilities	163,330	75,981
Increase (decrease) in accrued compensation and benefits	16,182	(965)
(Decrease) increase in income taxes payable	(13,210)	18,984
Increase in deferred income on shipments	12,752	1,365

Net cash provided by operating activities	169,055	201,895

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	6,333	188,525
Purchases of property, plant and equipment	(396,697)	(964,666)
Proceeds from maturity and sale of marketable securities	133,695	679,900
Purchases of marketable securities	(36,950)	(822,075)
Loan made to an investee	(4,125)	—
Cash proceeds from Saifun acquisition	733	—

Net cash used in investing activities	(297,011)	(918,316)

Cash Flows from Financing Activities:
Proceeds from borrowings, net of issuance costs	250,559	810,840
Payments on debt and capital lease obligations	(162,278)	(580,004)
Proceeds from issuance of common stock, net of offering costs	—	60

Net cash provided by financing activities	88,281	230,896

Effect of exchange rate changes on cash and cash equivalents	(7,310)	(13,323)

Net (decrease) increase in cash and cash equivalents	(46,985)	(498,848)
Cash and cash equivalents at the beginning of period	199,092	759,794

Cash and cash equivalents at end of period	$152,107	$260,946

Non-cash investing and financing activities:
Equipment capital leases	$50,474	$—
Issuance of common stock and stock options to acquire Saifun	108,898	—

See accompanying notes

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Spansion Inc. (the Company) is a semiconductor manufacturer headquartered in Sunnyvale, California, with research and development, manufacturing and assembly operations in the United States, Middle East, Europe and Asia. The Company designs, develops, manufactures, markets, licenses and sells Flash memory technology and solutions.

The Company’s Flash memory devices primarily address the integrated category of the Flash memory market and are incorporated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, data center servers, personal computers and PC peripheral applications. The Company licenses its Flash memory technology to semiconductor manufacturers who use this technology to develop and manufacture a variety of semiconductor solutions.

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

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended September 28, 2008 and September 30, 2007 both consisted of 13 weeks. The nine months ended September 28, 2008 and September 30, 2007 both consisted of 39 weeks.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Financial Statements Reclassifications

Certain prior period amounts in the condensed consolidated statements of operations and statements of cash flows have been reclassified to conform to the current period presentation. There is no material impact to the Company’s results from operations due to these reclassifications.

Inventories

Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. The Company records a provision for excess and obsolete inventory based on its estimated forecast of product demand. Demand for the Company’s products can fluctuate significantly from period to period. Historically, inventories in excess of forecasted customer demand over the next six months were not valued. However, beginning in the second quarter of fiscal 2008, as part of a strategy to efficiently manage its new production capacity and to maintain strategic inventory levels of certain products, the Company has built and valued certain inventory to meet estimated demand as much as twelve months into the future. Obsolete inventories are written off.

Goodwill

As a result of the Saifun acquisition, the Company recorded approximately $18.5 million of goodwill on its books. In accordance with FASB Statement No. 142 (Statement 142), Goodwill and Other Intangible Assets, the Company is required to review goodwill for impairment at least annually or more often if there are indicators of impairment present. The Company will perform its annual impairment analysis during the fourth quarter of each year, with the first impairment test related to Saifun goodwill to be performed during the fourth quarter of 2008.

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

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of a security, whether the security is new and not yet established in the marketplace, and other characteristics particular to a transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. Please see Note 12 for fair value related to the Company’s marketable securities.

New Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of Statement 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company has adopted the provisions of Statement 157 with respect to its financial assets and liabilities only.

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

In March 2008, the FASB issued Statement No. 161 (Statement 161), Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (Statement 133). Statement 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

entity’s financial position, financial performance and cash flows. The guidance in Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact on its derivatives disclosures upon adopting Statement 161.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP will require convertible debt which may be settled in cash upon conversion including partial cash conversion to be separated into debt and equity components at issuance with a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSB APB 14-1 will have no impact on the Company’s actual past or future cash flows, it will require the Company to record additional non-cash interest expense as the debt discount is amortized which will increase expenses and adversely impact earnings per share. FSP APB 14-1 will become effective January 1, 2009 and will require retrospective application. In June 2006, the Company, issued $207.0 million of aggregate principal amount of 2.25% Exchangeable Senior Subordinated Debentures due 2016 (Exchangeable Debt). The Company’s accounting for the Exchangeable Debt will be impacted by the FSP as the related indenture provides the Company with the option to settle some or all of the instrument in cash. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (Statement 142), Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that this FSP will have on its operations, financial position and cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” which clarifies the application of Statement 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP FAS 157-3 is effective immediately and the Company has adopted its provisions with respect to its financial assets as of September 28, 2008.

3. Acquisition of Saifun Semiconductors Ltd. (Saifun)

On March 18, 2008, the Company completed the acquisition of all of the outstanding shares of Saifun Semiconductor Ltd., a publicly held company headquartered in Netanya, Israel (the Acquisition). The Company has included the results of operations of Saifun beginning March 18, 2008 in its condensed consolidated statements of operations for the nine months ended September 28, 2008.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Saifun is a provider of intellectual property (IP) solutions for the non-volatile memory (NVM) market and licenses its IP to semiconductor manufacturers that use this technology to develop and manufacture a variety of non-volatile Flash memory based products including products that integrate Flash memory with logic as well as dedicated standalone Flash memory device. The Company believes that the acquisition of Saifun expands its product portfolio and enables its entry into the technology licensing business.

The aggregate consideration paid by the Company for all outstanding Saifun common shares consisted of approximately 22.7 million shares of the Company’s Class A common stock. In addition, the Company also assumed all of the outstanding Saifun stock options which were converted into options to purchase approximately 4.3 million shares of the Company’s Class A common stock. The total purchase price for Saifun was $117.0 million and is comprised of:

In millions
22.7 million shares of Class A common stock	$98.4
Fair value of vested options issued	10.5
Acquisition related transaction costs	8.1

Total purchase price	$117.0

The fair value of the Company’s common stock issued was determined in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” which reflected the average of the closing prices of the Company’s common stock on the NASDAQ for the two trading days prior to and following December 13, 2007, the date that the number of issuable shares became fixed. The fair value of the Company’s options and restricted stock units was determined under FASB Statement No. 123R (Statement 123R), Accounting for Stock-Based Compensation. The vested portion of these options and restricted stock units was valued at approximately $10.5 million. The unvested portion was valued at approximately $6.3 million and will be amortized ratably over the future remaining service periods.

In accordance with EITF Issue No. 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination,” the Company reviewed its existing contracts with Saifun as of the date of the acquisition to determine if such contracts included terms that were favorable or unfavorable when compared to pricing for current market transactions for the same or similar terms which will result in a settlement gain or loss as of this date. A settlement gain or loss is measured as the lesser of (a) the amount by which the agreements were favorable or unfavorable to market terms or (b) the stated settlement provisions of the agreements available to the Company. The Company concluded that the terms in the pre-existing relationship were neither favorable nor unfavorable and, accordingly, the Company recognized no gain or loss relating to its existing contracts with Saifun as of the acquisition date.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Preliminary Purchase Price Allocation

The total purchase price was preliminarily allocated to Saifun’s tangible and identifiable intangible assets and liabilities based on their estimated fair values as of March 18, 2008, as set forth below:

In millions
Net tangible assets acquired	$24.2
Existing technology	42.8
In process research and development	10.8
Non-competition agreement	1.3
Customer relationships	18.0
Trade name	1.4
Goodwill	18.5

Total purchase price	$117.0

As of September 28, 2008, the primary areas of purchase price allocation that have not been finalized relate to deferred taxes and the final quantification of direct acquisition costs which are expected to be finalized within fiscal 2008 and which may result in an adjustment in goodwill.

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

The value assigned to IPR&D was determined using a discounted cash flow methodology, specifically an excess earnings approach, which estimates value based upon the discounted value of future cash flows expected to be generated by the in-process projects, net of all contributory asset returns. The approach includes consideration of the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products.

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

The balances of acquisition related intangible assets as of September 28, 2008 were as follows:

(In millions)	Gross Assets	Accumulated Amortization	Net Book Value	Weighted Average Amortization in Months
Existing technology	$42.8	$(3.8)	$39.0	72
Customer relationships	18.0	(1.4)	$16.6	84
Trademarks and trade names	1.4	(0.2)	$1.2	48
Non competition agreement	1.3	(0.3)	$1.0	24
Goodwill	18.5	—	$18.5	—

TOTAL	$82.0	$(5.7)	$76.3

The amortization expenses for the three and nine months ended September 28, 2008 were as follows:

(In millions)	Three Months Ended Sept. 28, 2008	Nine Months Ended Sept. 28, 2008
Existing technology	$1.8	$3.8
Customer relationships	0.6	1.4
Trademarks and trade names	0.1	0.2
Non competition agreement	0.2	0.3

Total	$2.7	$5.7

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Estimated future amortization expense related to acquisition related intangible assets as of September 28, 2008 is as follows:

In millions
Fiscal Year
2008 (3 months)	$2.7
2009	10.7
2010	10.2
2011	10.1
2012	9.8
2013	9.7
Thereafter	4.6

Total	$57.8

Pro Forma Information

The following unaudited pro forma consolidated financial information gives effect to the Saifun acquisition as if it had occurred at the beginning of the fiscal periods presented. The pro forma consolidated financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented nor is it indicative of future financial performance.

	Nine Months Ended
	Sep. 28, 2008	Sep. 30, 2007
	(in thousands, except per share amounts)
Total net sales	$1,816,382	$1,861,909
Net loss	$(357,914)	$(224,448)
Basic and diluted net loss per common share	$(2.24)	$(1.43)

4. Stock-Based Compensation

Saifun Semiconductors Ltd. Employee Share Option Plans (Saifun Option Plans)

The Company assumed all outstanding option shares under the Saifun 1997, 2001 and 2003 plans (Saifun Option Plans), which were converted into options to purchase shares of the Company’s Class A common stock. Each option share assumed continues to have, and be subject to, the same terms and conditions of such options immediately prior to the acquisition date.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

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

Shares Available to Grant

The numbers of shares of Class A common stock available for grant under the Spansion Inc. 2007 Equity Incentive Plan (the 2007 Plan) and the Saifun 2003 Plan are shown in the following table:

Number of shares available for grant:
Shares reserved for grant (1)	12,126,424
Shares available under the 2005 Plan (2)	506,413
Stock options granted through September 28, 2008, net of cancelled stock options	(6,754,003)
RSU awards granted through September 28, 2008, net of cancelled RSU awards	(2,010,496)

Shares available for grant under the 2007 Plan and Saifun 2003 Plan	3,868,338

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

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense for the Spansion Stock-Based Incentive Compensation Plans (Spansion Plans and Saifun Option Plans) by financial statement caption, resulting from the Company’s stock options and restricted stock unit (RSU) awards for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	Sep. 28, 2008	Sep. 30, 2007	Sep. 28, 2008	Sep. 30, 2007
	(in thousands)
Cost of sales	$1,350	$1,387	$3,854	$3,442
Research and development	1,699	1,202	4,522	3,268
Sales, general and administrative	2,505	2,153	7,117	5,374

Stock-based compensation expense before income taxes	5,554	4,742	15,493	12,084

Income tax benefit (1)	—	—	—	—

Stock-based compensation expense after income taxes (1)	$5,554	$4,742	$15,493	$12,084

(1)

There is no income tax benefit relating to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subjected to a full valuation allowance.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

No stock options were granted in the three months ended September 28, 2008 under either the Spansion Plans or Saifun Option Plans. The weighted average fair value of the Company’s stock options granted in the three months ended September 30, 2007 under Spansion Plans was $3.68 per share. The weighted average fair value of the Company’s stock options granted in the nine months ended September 28, 2008 and September 30, 2007 under Spansion Plans and Saifun Option Plans was $1.89 and $4.80 per share, respectively. The fair value of each stock option was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants:

	Three Months Ended		Nine Months Ended
	Sep. 28, 2008	Sep. 30, 2007	Sep. 28, 2008	Sep. 30, 2007
Expected volatility	54.13%	45.32%	48.66%	48.50%
Risk-free interest rate	3.06%	4.12%	2.67%	4.73%
Expected term (in years)	4.61	4.61	5.05	4.61
Dividend yield	0%	0%	0%	0%

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

As of September 28, 2008, the total unrecognized compensation cost related to unvested stock options and RSU awards under Spansion Plans and Saifun Option Plans was approximately $43.9 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2012.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information under Spansion Plans and Saifun Option Plans for the period presented:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options:
Outstanding as of December 31, 2006	2,134,906	$12.63	6.08	$4,761
Granted	1,770,062	$10.39
Cancelled	(363,000)	$12.45
Exercised	(5,000)	$12.00

Outstanding as of December 30, 2007	3,536,968	$11.53	5.66	$—
Granted (1)	6,806,119	$1.48
Cancelled	(376,210)	$6.77
Exercised	(13,034)	$0.09

Outstanding as of September 28, 2008	9,953,843	$4.85	6.67	$6,428

Exercisable as of September 28, 2008	2,491,577	$8.27	4.88	$1,174

(1)

The number of options granted in the nine months ended September 28, 2008 includes 4,364,829 shares of options granted in March 2008 under Saifun Option Plans in accordance with the provisions of the Acquisition Agreement.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.64 as of September 26, 2008, which was the last trading day prior to September 28, 2008, which would have been received by the stock option holders had all stock option holders exercised their stock options as of that date.

The following table summarizes RSU award activities and related information for the period presented:

	Number of Shares	Weighted-Average Grant-date Fair Value
Restricted Stock Units:
Unvested as of December 31, 2006	2,923,615	$12.33
Granted	1,680,532	$10.35
Cancelled	(303,430)	$11.95
Vested	(1,147,291)	$12.27

Unvested as of December 30, 2007	3,153,426	$11.33
Granted	1,884,455	$2.97
Cancelled	(313,158)	$9.06
Vested	(1,079,333)	$11.51

Unvested as of September 28, 2008	3,645,390	$7.15

5. Net Loss per Share

Basic and diluted net loss per share is computed based on the weighted-average number of common shares outstanding during the periods presented.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

For the three and nine months ended September 28, 2008, the Company excluded approximately 25.3 million of potential common shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon conversion of Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures because they had an antidilutive effect due to net losses recorded in each of those periods.

For the three and nine months ended September 30, 2007, the Company excluded approximately 18.9 million of potential common shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon conversion of Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures because they had an antidilutive effect due to net losses recorded in each of those periods.

6. Comprehensive Loss

The following are the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	Sep. 28, 2008	Sep. 30, 2007	Sep. 28, 2008	Sep. 30, 2007
	(in thousands)
Net loss	$(133,251)	$(71,602)	$(352,365)	$(213,982)
Net change in pension plan, net of taxes	155	99	(442)	293
Pension curtailment loss	—	—	—	2,010
Net change in cumulative translation adjustment	3,452	47,497	33,779	28,038
Net change in unrealized losses on marketable securities, net of $0 taxes	12,242	—	(515)	—

Total comprehensive loss	$(117,402)	$(24,006)	$(319,543)	$(183,641)

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

The transactions with AMD for the period from December 31, 2007 to March 18, 2008, the closing date of the Saifun acquisition were not material. The following tables present the related party transactions and account balances between the Company and AMD for the three and nine months ended September 30, 2007 and as of December 30, 2007:

	Three Months Ended	Nine Months Ended
	Sep. 30, 2007	Sep. 30, 2007
Cost of sales:
Royalties to AMD	$797	$2,352
Service fees to AMD(1):
Cost of sales	$15	$(1,100)
Research and development	(2)	177
Sales, general and administrative	142	356

Service fees to AMD	$156	$(566)

(1)	Service fees to AMD are net of reimbursements from AMD, primarily for facility related charges.

Dec. 30, 2007
(in thousands)
Trade accounts receivable from AMD, net of allowance for doubtful accounts	$2,976
Other receivables from AMD	$6,488
Accounts payable to AMD	$3,597
Royalties payable to AMD	$1,629

The Company receives certain administrative services from Fujitsu, a holder of 10 percent or more of the Company’s voting securities. The charges for these services are negotiated annually between the Company and Fujitsu based on the Company’s expected requirements and the estimated future costs of the services to be provided. Fujitsu provides test and assembly services to the Company on a contract basis and also provides foundry and sort services to the Company since consummation of the JV1/JV2 transaction (the sale of the Company’s two wafer fabrication facilities located in Aizu-Wakamatsu, Japan) which occurred in the second quarter of fiscal 2007. The Company also purchases commercial die from Fujitsu, which is packaged together with the Company’s Flash memory devices.

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

Effective September 29, 2008, Fujitsu transferred its one share of Class C Common Stock to the Company. As a result of the transfer, Fujitsu no longer has a right to appoint any directors to the Company’s Board of Directors.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

The following tables present the significant related party transactions and account balances between the Company and Fujitsu:

	Three Months Ended		Nine Months Ended
	Sep. 28, 2008	Sep. 30, 2007	Sep. 28, 2008	Sep. 30, 2007
	(in thousands)
Net sales to Fujitsu	$156,690	$202,464	$513,232	$650,742
Cost of sales:
Royalties to Fujitsu	$883	$797	$2,451	$2,352
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	19,580	15,744	59,905	59,645
Subcontract manufacturing and commercial die purchases from Fujitsu	1,693	2,725	6,856	17,602
Wafer purchases, processing and sort services from Fujitsu (1)	56,588	63,274	186,329	122,236
Net gain recognized on sale of assets to Fujitsu on April 2, 2007 (1)	(8,192)	(10,278)	(25,238)	(19,845)
Reimbursement on costs of employees seconded to Fujitsu (1)	(7,454)	(6,351)	(21,483)	(12,319)
Pension curtailment loss (1)	—	—	—	2,010
Equipment rental income from Fujitsu (1)	(819)	(1,884)	(2,790)	(3,914)
Administrative services income from Fujitsu (1)	(93)	(325)	(1,180)	(615)

	$62,186	$63,701	$204,850	$167,151

Service fees to Fujitsu:
Cost of sales	$9	$77	$28	$660
Research and development	—	324	10	923
Sales, general and administrative	148	26	453	733

Service fees to Fujitsu	$157	$427	$491	$2,316

(1)	These amounts relate to the JV1/JV2 Transaction which was consummated on April 2, 2007.

	Sep. 28, 2008	Dec. 30, 2007
	(in thousands)
Trade accounts receivable from Fujitsu	$127,796	$183,670
Other receivables from Fujitsu	$7,024	$5,385
Accounts payable to Fujitsu	$46,046	$53,332
Royalties payable to Fujitsu	$914	$1,629
Accrued liabilities to Fujitsu	$4,703	$6,461

8. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

Changes in the Company’s liability for product warranty during the three and nine months ended September 28, 2008 and September 30, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	Sep. 28 2008	Sep. 30 2007	Sep. 28 2008	Sep. 30 2007
	(in thousands)
Balance, beginning of period	$1,489	$1,600	$1,305	$1,350
Provision for warranties issued	4,274	1,095	11,296	3,579
Settlements	(3,912)	(446)	(11,232)	(1,554)
Changes in liability for pre-existing warranties during the period, including expirations	(362)	(649)	120	(1,775)

Balance, end of period	$1,489	$1,600	$1,489	$1,600

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

9. Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	Sep. 28, 2008	Dec. 30, 2007
	(in thousands)
Debt obligations:
Spansion China Bank Enterprise Cooperation Loan Facility	$—	$5,405
Senior Notes	232,425	230,628
Spansion Penang Loan	560	2,028
Exchangeable Senior Subordinated Debentures	207,000	207,000
Spansion Japan 2007 Credit Facility	272,031	256,503
Senior Secured Floating Rate Notes	625,652	625,757
Senior Secured Revolving Credit Facility	55,000	—
Spansion Japan 2007 Revolving Credit Facility	75,411	—
Obligations under capital leases	87,409	74,012

Total debt and capital lease obligations	1,555,488	1,401,333
Less: current portion	277,242	101,797

Long-term debt and capital lease obligations, less current portion	$1,278,246	$1,299,536

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

New Debt and Capital Lease Obligations and Activities for the nine months ended September 28, 2008

Debt Obligations

Spansion China Bank Enterprise Cooperation Loan Facility

In June 2008, Spansion China repaid the remaining principal balance of approximately $5.4 million and accrued interest under this facility and voluntarily terminated the facility.

Spansion Japan 2007 Credit Facility

In March 2008, Spansion Japan borrowed an additional amount of 5.6 billion yen (approximately $52.8 million as of September 28, 2008) under this facility. The drawdown period expired on March 31, 2008. The Company began to make quarterly principal installments in the second quarter of fiscal 2008. As of September 28, 2008, the total outstanding balance under this facility is 28.9 billion yen (approximately $272.0 million). The amount bears interest at approximately 2.8 percent and is scheduled to be repaid in quarterly principal installments through the fourth quarter of fiscal 2010.

Senior Secured Revolving Credit Facility

In February 2008, the Company borrowed $50.0 million under this credit facility. In June 2008, the Company repaid a principal amount of $6.0 million and accrued interest under this facility. In September 2008, the Company borrowed an additional amount of $11 million under this facility. As of September 28, 2008, the total outstanding balance under this credit facility was $55.0 million. This amount bears interest at approximately 4.6 percent to 5.0 percent as of September 28, 2008.

This credit facility provides a total borrowing capacity of $175.0 million and the Company may carry an outstanding balance of up to that amount, subject to certain borrowing base calculations derived from accounts receivable. The Company is required to maintain at least $35 million of availability under this credit facility if it fails to meet the minimum predetermined EBITDA (earnings before interest expense, income tax, depreciation and amortization) thresholds. As of September 28, 2008, the Company has not met the minimum EBITDA requirement. As such, after deducting the $35 million of availability required, the Company had approximately $38.4 million available under this facility as of September 28, 2008. This credit facility will expire on September 19, 2010.

Spansion Japan 2007 Revolving Credit Facility

During the quarter ended March 30, 2008, Spansion Japan borrowed 8 billion yen approximately $75.4 million as of September 28, 2008) under this credit facility. During the quarter ended June 29, 2008, the Company borrowed an additional 1 billion yen (approximately $9.4 million as of September 28, 2008). In September 2008, the Company repaid a principal amount of 1 billion yen (approximately $9.3 million as of the date of repayment) under this facility. As of September 28, 2008, the outstanding balance under this facility is 8 billion yen (approximately $75.4 million). This amount bears interest at approximately 1.2 percent as of September 28, 2008. Spansion Japan had approximately 5.3 billion yen (approximately $50.0 million) available under this facility as of September 28, 2008. This facility will expire on December 28, 2009 and is extendable at each anniversary with an extension fee 0.2% of the commitment amount.

Spansion China 2008 Revolving Credit Facility

In June 2008, Spansion China entered into a revolving credit facility agreement with a local financial institution, effective as of June 27, 2008, in the aggregate principal amount of up to 80 million Yuan RMB (approximately $11.7 million as of September 28, 2008). The borrowings must be used for working capital purposes. The interest rate for each drawdown denominated in RMB is a floating rate that

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

is benchmarked to the rate published by the People’s Bank of China for RMB loans with the same term and may, thereafter, be adjusted every month. The interest rate for each drawdown denominated in U.S. dollars is six-month LIBOR plus four percent and may, thereafter, be adjusted every six months. The last drawdown against this credit facility can be made on or before May 27, 2009.

As of September 28, 2008, the Company had not borrowed any amounts under this credit facility.

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

10. Income Taxes

The Company recorded income tax expenses of $9.6 million in the three months ended September 28, 2008 as compared to $4.3 million of income tax benefit in the three months ended September 30, 2007. The income tax expense recorded in the three months ended September 28, 2008 was primarily related to tax provision in profitable foreign locations, of which $9.9 million was associated with profits in Japan. The income tax expense of $9.9 million associated with Japan is due to a $3.1 million reduction in income tax payable and a $13.0 million reduction in deferred tax assets. The income tax benefit recorded in the three months ended September 30, 2007 was primarily due to a decrease in the valuation allowance associated with deferred tax assets of the Company’s Japanese subsidiary, offset by tax provisions of its foreign subsidiaries. This decrease of the valuation allowance was made as the Company believed that it was more likely than not that these deferred tax assets would be realized.

The Company recorded income tax expenses of $7.2 million in the nine months ended September 28, 2008 as compared to $18.2 million of income tax benefit in the nine months ended September 30, 2007. The income tax expense recorded in the nine months ended September 28, 2008 was primarily related to a tax provision of $4.5 million associated with profits in Japan, and by tax provisions in other profitable foreign locations of $2.7 million. The income tax benefit recorded in the nine months ended September 30, 2007 was primarily due to the decrease in the valuation allowance associated with deferred tax assets of the Company’s Japanese subsidiary because the Company believed that it was more likely than not that these deferred tax assets would be realized, offset by tax provisions of its foreign subsidiaries.

As of September 28, 2008, the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which at September 28, 2008, in management’s estimate, is not more likely than not to be achieved.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

11. Spansion Japan Pension Plan

The following table summarizes the components of the net periodic pension expense related to the Spansion Japan pension plan for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	Sep. 28, 2008	Sep. 30, 2007	Sep. 28, 2008	Sep. 30, 2007
	(in thousands)
Service cost	$1,592	$909	$4,863	$3,547
Interest cost	444	273	1,357	1,064
Expected return on plan assets	(983)	(596)	(3,001)	(2,325)
Amortization of prior service cost	156	102	472	2,307

Total net periodic pension expense	$1,209	$688	$3,691	$4,593

On April 2, 2007, in accordance with FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded a curtailment loss, which was included in the amortization of prior service cost for the nine months ended September 30, 2007, of approximately $2.0 million relating to the Spansion Japan Pension Plan as a result of entering into the Employer Secondment and Transfer Agreement with Fujitsu under the JV1/JV2 transaction.

12. Fair Value

As of September 28, 2008, the fair value measurements of the Company’s cash equivalents and marketable securities consisted of the following and which are categorized in the table below based upon the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Money market funds	$89	$—	$—	$89
Auction rate securities	—	—	107	$107

Total cash equivalents and marketable securities	$89	$—	$107	$196

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

The table below presents reconciliations for market securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 28, 2008:

Three Months Ended Sep. 28, 2008
(in millions)
Beginning balance as of June 30, 2008	$109
Other than temporary impairment	(2)

Ending fair value as of September 28, 2008	$107

Nine Months Ended Sep. 28, 2008
(in millions)
Beginning balance as of December 31, 2007	$—
Transfer in	122
Other than temporary impairment	(15)

Ending fair value as of September 28, 2008	$107

Marketable Securities

The Company’s marketable securities at September 28, 2008 consist of $107.4 million of auction rate securities (ARS) valued at fair value which are backed by student loans and substantially all of which are guaranteed by the U.S. government Federal Family Education Loan Program (FFELP). These securities have credit ratings of AAA and Aaa. Prior to February 2008, these securities were publicly quoted and traded in auctions relating to such investments. The fair value of these securities approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, subsequent to February 2008, all of these securities failed to be traded in these auctions. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy of Statement 157 by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

The Company has estimated the fair values of its ARS investments at September 28, 2008 using a discounted cash flow (DCF) methodology. Significant inputs used in the DCF models were the credit quality of the instruments, the percentage and the types of guarantees (such as FFELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. The key assumptions used in the discounted cash flow analysis to determine the fair values as of September 28, 2008 were the discount factor to be applied and the period over which the cash flows would be expected to occur. The discount factor used was based on the three-month LIBOR (3.76% as of September 28, 2008) adjusted by 125 basis points (bps) to reflect the then current market conditions for instruments with similar credit quality at the date of the valuation. In addition, the discount factor was incrementally adjusted for a liquidity discount of 125 bps to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market. The Company applied this discount factor over the expected life of the estimated cash flows of its ARS with projected interest income of 3.48% per annum. The projected interest income is based on a trailing 12-month average 91-day T-bill rate at 2.28% as of September 28, 2008 plus 120 bps, which is the average annual yield of the Company’s ARS assuming auctions continue to fail.

The Company’s analysis indicated the fair value of its ARS investments was approximately $107.4 million, as compared to a face value of approximately $121.9 million as of September 28, 2008. The impairment in value, or $14.5 million, was considered to be other than temporary, and accordingly, was recorded as an impairment charge in the condensed consolidated statement of operations during the three months ended September 28, 2008.

In making the determination that the impairment was other than temporary, the Company considered (i) the current market liquidity for ARS, particularly student loan backed ARS, (ii) the long-term maturities of the loan portfolios underlying each ARS owned by the Company which typically range from 24 to 39 years, and (iii) the intent of the Company to hold its ARS investments until sufficient liquidity returns to the auction rate market to enable the sale of these securities or until the investments mature.

The Company continues to monitor the market for auction rate securities as well as the individual ARS investments it owns. The Company may be required to record additional losses in future periods if the fair value of its ARS deteriorates further.

The Company has classified its investments in ARS as current assets as it currently believes that it will be able to sell these securities and have the proceeds available for use in its operations within the next twelve months through a sale to a buyer outside of the auction process, a call on these investments, or a redemption by which issuers establish a different form of financing to replace these securities.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

In October 2008, the Company received an offer to participate in an auction rate securities settlement from UBS, its broker, providing the Company the right, but not the obligation, to sell to UBS up to 100 percent of its auction rate securities at par, which was approximately $121.9 million as of September 28, 2008, commencing June 30, 2010. In addition, accepting this offer will allow the Company, pursuant to a no net cost revolving credit facility, to borrow up to 75 percent of the market value, as determined by the broker, of these securities. The credit facility will remain outstanding until the ARS are purchased by UBS commencing June 30, 2010, or sooner, to the extent UBS exercises its rights to call some or all of the ARS. However, certain provisions in the Company’s debt instruments may not allow the Company to make use of this borrowing provision. The Company is currently evaluating the offer.

The Company’s right to sell the ARS to UBS commencing June 30, 2010 represents a put option (i.e. right to sell) for a payment equal to the par value of the ARS. As the put option is non-transferable and cannot be attached to the ARS if they are sold to another entity other than UBS, it represents a freestanding instrument between the Company and UBS and which is separate from the ARS, which represents an investment security between the Company and the ARS Issuer. Therefore, in the accounting period in which the Company signs the auction rate securities settlement agreement with UBS, the Company will account for the put option as an asset, measured at its fair value, with the resultant gain recognized in earnings.

13. Restructuring Charges

In the second quarter of fiscal 2008, as part of its ongoing strategic effort to improve overall productivity, the Company eliminated regular and contract positions globally, through planned consolidations, attrition, and a reduction in regular, contract and temporary workers in manufacturing, engineering, management and administrative support functions.

Restructuring charges for the three and nine months ended September 28, 2008 were as follows:

	Three Months Ended Sep. 28, 2008	Nine Months Ended Sep. 28, 2008
	(in thousands)
Employee severance pay and benefits	$1,351	$11,093
Relocation of property, plant and equipment	20	132
Other	6	74

Total restructuring charges	$1,377	$11,299

Spansion Inc.

Notes to Condensed Consolidated Financial Statements-Continued

(Unaudited)

The following table summarizes the restructuring activity for the three and nine months ended September 28, 2008:

Three Months Ended Sep. 28, 2008
(In thousands)
Accrued restructuring balance as of June 29, 2008	$8,345
Additional accruals	1,402
Adjustments	(54)
Cash payments	(8,117)

Accrued restructuring balance as of September 28, 2008	$1,576

Nine Months Ended Sep. 28, 2008
Accrued restructuring balance as of December 31, 2007	$—
Additional accruals	11,324
Adjustments	(54)
Cash payments	(9,694)

Accrued restructuring balance as of September 28, 2008	$1,576

The accrued restructuring balance was included in accrued compensation and benefits in the Company’s condensed consolidated balance sheet as of September 28, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), particularly statements regarding the products that will represent the majority of total net sales, increases in sales of certain products, anticipated future cash flows and cash balances, planned capital spending, liquidity, our auction rate securities investments, the effects of our acquisition of Saifun Semiconductors Ltd., the reasonableness of our critical accounting policies and tax provisions, and the amount of liability exposure related to our indemnities, commitments and guarantees. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” “predict,” “potential” and variations of such words and other expressions indicating future results or expectations are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Global Markets

In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. For the nine-month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.

As a result of these market conditions, the availability and cost of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability to access the capital markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.

Overview

We are a semiconductor device company exclusively dedicated to designing, developing, manufacturing, marketing, licensing and selling Flash memory technology and solutions. There are two major architectures of Flash memory in the market today: NOR Flash memory, primarily for code and data storage in mobile phones and automotive electronics and primarily for code storage in consumer and industrial electronics, and NAND Flash memory, which is primarily used for data storage in removable memory applications, such as Flash memory cards and USB drives, and applications such as MP3 players and high-end mobile phones.

The Flash memory market can be divided into two major categories based on application: the integrated category and the removable storage category. Within the integrated category, applications include portable, battery-powered electronics such as mobile phones, and consumer, industrial, telecommunications, computing and automotive electronics. Within the removable storage category, applications include Flash memory cards and USB drives. We focus primarily on providing NOR Flash memory solutions for the integrated category of the Flash memory market. Our Flash memory is integrated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, and personal computer peripherals.

Our total net sales for the three months ended September 28, 2008 and September 30, 2007 were approximately $630.9 million and $611.1 million, respectively. The increase in total net sales was primarily due to a three percent increase in blended average selling price (ASP) (defined as total net sales divided by total unit shipments) of our Flash memory products, partially offset by a one percent decrease in our unit shipments as compared to the corresponding period in fiscal 2007. The sales from products based on our MirrorBit technology continued to grow as a percentage of our total net sales, representing approximately 82 percent of our total net sales and approximately 63 percent of our total units shipped during the three months ended September 28, 2008, as compared to approximately 71 percent of our total sales and 47 percent of our total units shipped for the corresponding period in fiscal 2007.

Our total net sales for the nine months ended September 28, 2008 and September 30, 2007 were approximately $1,813.9 million and $1,848.0 million, respectively. The decrease in total net sales in the 2008 period compared to the 2007 period was primarily due to a three percent decline in blended ASP, partially offset by a one percent increase in unit shipments. The sales from products based on our MirrorBit technology continued to grow as a percentage of our total net sales, representing approximately 79 percent of our total net sales and 59 percent of our total units shipped during the nine months ended September 28, 2008, as compared to approximately 69 percent of our total net sales and 43 percent of our total units shipped for the corresponding period in fiscal 2007.

Our net losses for the three and nine months ended September 28, 2008 were approximately $133.3 million and $352.4 million, respectively, as compared to approximately $71.6 million and $214.0 million for the three and nine months ended September 30, 2007, respectively. Our net loss for the nine months ended September 28, 2008 was higher as compared to the same period of the prior year primarily due to lower net sales recognized for the first nine months of fiscal 2008, the inclusion of approximately $10.8 million related to the write-off of in-process research and development, $11.3 million of restructuring charges incurred in 2008, $14.5 million of other than temporary impairment of our marketable securities in the third quarter of fiscal 2008, and $13.1 million impact on gross profit related to our exit of the 90-nanometer content delivery business during the third quarter of fiscal 2008. The provision for income taxes included in our net losses for the three and nine months ended September 28, 2008 was approximately $9.6 million and $7.2 million, respectively, as compared to the tax benefit of approximately $4.3 million and $18.2 million for the three and nine months ended September 30, 2007, respectively.

Our cash, cash equivalents and marketable securities totaled approximately $259.5 million as of September 28, 2008 and consisted of cash, money market funds and commercial paper of approximately $152.1 million and auction rate securities of approximately $107.4 million. Our capital expenditures for the last quarter of fiscal 2008 will be significantly reduced as compared with recent prior periods. Our capital expenditures were approximately $1.1 billion in fiscal 2007 and approximately $396.7 million for the nine months ended September 28, 2008. We expect our capital expenditures to be approximately $40.0 million for the last quarter of fiscal 2008 depending on the timing of capital deliveries. Our ability to fund our cash needs over the short term and long term will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors. For a complete discussion of the risks facing our business, including our liquidity, please see Part II, Item 1A “Risk Factors.” Also see additional discussion under Liquidity and Capital Resources in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Basis of Presentation

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended September 28, 2008 and September 30, 2007 both consisted of 13 weeks.

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

Other than our accounting policies described below regarding inventories, deferred revenue, fair value, goodwill and business combinations, our critical accounting policies, which incorporate our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, are the same as those described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. Historically, we have generally used a six month demand forecast in assessing the salability of inventory on hand and did not value inventory in excess of six months of estimated demand. Beginning in the second quarter of fiscal 2008, as part of a strategy to efficiently manage our new production capacity and to maintain strategic inventory levels of certain products, we have built and valued certain product inventory to meet estimated demand as much as twelve months into the future. We write off inventories that we consider obsolete and adjust remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. If we anticipate future demand or market conditions to be less favorable than our previous projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the write-down is made. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventories that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

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

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of September 28, 2008 and December 30, 2007 are as follows:

	Sep. 28, 2008	Dec. 30, 2007
	(in thousands)
Deferred revenue to distributors	$90,185	$75,010
Less: deferred costs of sales	(40,770)	(35,053)

Deferred income on shipments (1)	$49,415	$39,957

(1)

The deferred income on shipments of $52,826 thousand on the condensed consolidated balance sheets as of September 28, 2008 included $3,411 thousand of defered revenue related to our licensing revenue that was excluded in the table above.

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

Fair Value of Marketable Securities

Our marketable securities at September 28, 2008 consist of approximately $107.4 million of auction rate securities (ARS) valued at fair value which are backed by student loans and substantially all of which are guaranteed by the U.S. government Federal Family Education Loan Program (FFELP). These securities have credit ratings of AAA and Aaa. Prior to February 2008, these securities were publicly quoted and traded in the auctions relating to such investments.

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

We have estimated the fair values of our ARS investments at September 28, 2008 using a discounted cash flow (DCF) methodology. Significant assumptions considered in the DCF models were the credit quality of the instruments, the percentage and the types of guarantees (such as FFELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. The key assumptions used in the discounted cash flow analysis to determine the fair values as of September 28, 2008 were the discount factor to be applied and the period over which the cash flows would be expected to occur. The discount factor used was based on the three-month LIBOR (3.76% as of September 28, 2008) adjusted by 125 basis points (bps) to reflect the then current market conditions for instruments with similar credit quality at the date of the valuation. In addition, the discount factor was incrementally adjusted for a liquidity discount of 125 bps to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. We applied this discount factor over the expected life of the estimated cash flows of our ARS with projected interest income of 3.48% per annum. The projected interest income is based on a trailing 12-month average 91-day T-bill rate at 2.28% as of September 28, 2008 plus 120 bps, which is the average annual yield of our ARS assuming auctions continue to fail.

Our analysis indicated the fair value of our ARS investments was approximately $107.4 million, as compared to a face value of approximately $121.9 million as of September 28, 2008. The impairment in value, or $14.5 million, was considered to be other than temporary, and accordingly, was recorded as an impairment charge in the condensed consolidated statement of operations during the three months ended September 28, 2008. The determination that this charge should be recorded was based on facts arising after October 15, 2008, the date our earnings release for the third quarter of fiscal 2008 was issued.

In making the determination that the impairment was other than temporary we considered (i) the current market liquidity for ARS, particularly student loan backed ARS, (ii) the long-term maturities of the loan portfolios underlying each ARS owned by us which typically range from 24 to 39 years, and (iii) our intent to hold our ARS investments until sufficient liquidity returns to the auction rate market to enable the sale of these securities or until the investments mature.

See additional disclosure in Note 12 of Notes to Condensed Consolidated Financial Statements.

Our auction rate securities have been classified as Level 3 assets in accordance with FASB Statement No. 157, Fair Value Measurements, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, and the estimated discount rates, especially the liquidity discount rate, applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined as of September 28, 2008.

Goodwill

As a result of the Saifun acquisition, we recorded approximately $18.5 million of goodwill on our books. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, we are required to review goodwill for impairment at least annually or more often if there are indicators of impairment present. The review of goodwill includes determining its fair value involving the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. Fair value estimates are also based on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We will perform our annual impairment analysis during the fourth quarter of each year, with the first impairment test related to Saifun goodwill to be performed during the fourth quarter of 2008.

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

Results of Operations

Net Sales

	Three Months Ended				Nine Months Ended
	Sep. 28 2008	Sep. 30 2007	Variance in Dollars	Variance in Percent	Sep. 28 2008	Sep. 30 2007	Variance in Dollars	Variance in Percent
	(in thousands, except percentage)				(in thousands, except percentage)
Wireless Solutions Division (WSD)	$319,817	$316,598	$3,219	1%	$912,016	$1,040,704	($128,688)	-12%
Consumer, Set Top Box and Industrial Division (CSID)	305,191	293,451	11,740	4%	891,118	805,583	85,535	11%
Other	5,852	1,020	4,832	474%	10,718	1,725	8,993	521%

Total net sales	$630,860	$611,069	$19,791	3%	$1,813,852	$1,848,012	($34,160)	-2%

Total net sales for the three months ended September 28, 2008 increased three percent as compared to total net sales for the three months ended September 30, 2007 primarily due to a three percent increase in our blended ASP, which was partially offset by a one percent decline in our total unit shipments of Flash memory products.

Total net sales for the nine months ended September 28, 2008 decreased two percent as compared to total net sales for the nine months ended September 30, 2007. The decrease was primarily attributable to approximately three percent decline in our blended ASP, which was partially offset by a one percent increase in unit shipments. The decline in blended ASP was primarily the result of price declines in the overall Flash memory market.

Net sales in WSD increased approximately one percent for the three months ended September 28, 2008 as compared to the three months ended September 30, 2007. The increase was primarily attributable to an increase in blended ASP, which was partially offset by a slight decrease in unit shipments of WSD products as a result of an increase in shipments of higher density parts.

Net sales in WSD decreased approximately 12 percent for the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007. The decrease was primarily attributable to approximately 13 percent decline in blended ASP, which was partially offset by one percent increase in unit shipments.

Net sales in CSID increased approximately four percent and 11 percent for the three and nine months ended September 28, 2008 as compared to the three and nine months ended September 30, 2007, respectively. The increases were primarily attributable to a seven percent and 10 percent increase in blended ASP for the three and nine months ended September 28, 2008, respectively, primarily as a result of increased sales of our high density MirrorBit products, which were partially offset by a three percent decrease in unit shipments for the three months ended September 28, 2008.

For the three months ended September 28, 2008, our WSD accounted for approximately 51 percent of our total net sales, and our CSID accounted for approximately 48 percent of our total net sales, as compared to 52 percent and 48 percent, respectively for the corresponding period of fiscal 2007. For the nine months ended September 28, 2008, our WSD accounted for approximately 50 percent of our total net sales, and our CSID accounted for approximately 49 percent of our total net sales, as compared to 56 percent and 44 percent, respectively for the corresponding period of fiscal 2007. The percentage shift between our two main divisions was primarily the result of the ASP decline in our WSD resulting in decreased net sales year-over-year and also of an increase in net sales for our CSID due to the increase in high density MirrorBit product sales.

Comparison of Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Income Tax (Provision)/Benefit

The following is a summary of gross margin; operating expenses; interest and other income, net; interest expense and income tax (provision)/benefit for three and nine months ended September 28, 2008 and September 30, 2007.

	Three Months Ended				Nine Months Ended
	Sep. 28, 2008	Sep. 30, 2007	Variance in Dollars	Variance in Percent	Sep. 28, 2008	Sep. 30, 2007	Variance in Dollars	Variance in Percent
	(in thousands, except for percentage)				(in thousands, except for percentage)
Net sales	$630,860	$611,069	$19,791	3%	$1,813,852	$1,848,012	$(34,160)	-2%
Cost of sales	544,273	499,758	44,515	9%	1,523,654	1,538,761	(15,107)	-1%
Gross margin	14%	18%			16%	17%
Research and development	106,845	111,248	(4,403)	-4%	335,469	324,139	11,330	3%
Sales, general and administrative	64,094	59,192	4,902	8%	197,122	179,379	17,743	10%
In-process research and development	—	—	—	—	10,800	—	10,800	-100%
Restructuring charges	1,377	—	1,377	-100%	11,299	—	11,299	-100%
Operating loss	(85,729)	(59,129)	(26,600)	45%	(264,492)	(194,267)	(70,225)	36%
Interest income and other income (expense), net	(13,086)	6,835	(19,921)	-291%	(7,171)	27,438	(34,609)	-126%
Interest expense	(24,853)	(23,628)	(1,225)	5%	(73,507)	(65,316)	(8,191)	13%
Income tax (provision) benefit	(9,583)	4,320	(13,903)	-322%	(7,195)	18,163	(25,358)	-140%

Our gross margin decreased by four percentage points and one percentage point for the three and nine months ended September 28, 2008 as compared to the three and nine months ended September 30, 2007, respectively. The decrease in gross margin percentage for the three months ended September 28, 2008 as compared to the same period in fiscal 2007 was primarily due to the impact of our exit of 90-nanometer content delivery business resulting in $13 million in charges to gross margin and an increase in our manufacturing costs related to SP1, which was partially offset by a three percent increase in our blended ASP. The decrease in gross margin percentage for the nine months ended September 28, 2008 as compared to the same period in fiscal 2007 was primarily due to the impact of our exit of 90-nanometer content delivery business resulting in $13 million charges to gross margin, an increase in our manufacturing costs related to SP1 and approximately three percent decline in our blended ASP. The overall decrease in gross margin for the three and nine months ended September 30, 2008 as compared to the same periods in fiscal 2007 is partially offset by our cost reduction efforts that included increased productivity and output of JV3 and Fab 25, improvement of cumulative product yields, reduction of test time, and better pricing from suppliers. The gross margin for the three and nine months ended September 28, 2008 and September 30, 2007 included a portion of the gain recognized from the JV1/JV2 Transaction. See Note 7 of Notes to Condensed Consolidated Financial Statements.

The decrease in research and development expenses for the three months ended September 28, 2008 was primarily due to a decrease of approximately $10.5 million in development costs related to SP1 and Fab 25. The decrease in SP1 and Fab 25 research and development expenses for the three months ended September 28, 2008 was partially offset by an increase of approximately $3.3 million of research and development expenses related to Saifun and an increase of approximately $2.0 million of labor costs primarily related to the development of our next generation MirrorBit technology.

The increase in research and development expenses for the nine months ended September 28, 2008 was primarily due to an increase of approximately $11.5 million of labor costs primarily related to the development of our next generation MirrorBit technology, an increase of approximately $5.1 million of research and development costs related to Saifun, and an increase of approximately $4.6 million in the 300-millimeter development equipment depreciation expense in fiscal 2008. The increase in research and development expenses for the nine months ended September 28, 2008 was partially offset by a reduction of approximately $9.6 million of development costs incurred in Fab 25 in fiscal 2008.

The increase in sales, general and administrative expenses for the three and nine months ended September 28, 2008 as compared to the corresponding periods of fiscal 2007 was primarily due to higher legal fees, primarily related to litigation expenses, and the inclusion of sales, general and administrative expenses related to Saifun. The higher legal fees and sales, general and administrative expenses related to Saifun represented approximately 73 percent and 44 percent of the increase in our total sales, general and administrative expenses for the three and nine months ended September 28, 2008, respectively.

In the first quarter of fiscal 2008, we expensed $10.8 million of Saifun acquisition related IPR&D charges in connection with the acquisition of Saifun. Projects that qualify as IPR&D are those that have not reached technological feasibility and have no alternative future use at the time of the acquisition. We did not have a similar charge during the same period in fiscal 2007.

In the second quarter of fiscal 2008, we eliminated approximately 500 regular and contract positions, including positions which were unfilled at the time of elimination, and shut down a research center in Japan. For the three and nine months ended September 28, 2008, we incurred approximately $1.4 million and $11.3 million of restructuring charges, respectively, of which approximately $1.5 million and $4.6 million was related to manufacturing for the three and nine months ended September 28, 2008, respectively. We did not have a similar charge in fiscal 2007.

The decrease in interest and other income (expense), net for the three and nine months ended September 28, 2008 was primarily due to the other than temporary impairment of approximately $14.5 million, and the combined effect of the decrease in our invested cash, cash equivalents and marketable securities balances, and the decrease in our average investment portfolio yield by approximately 3.6 percent and 2.4 percent for the three and nine months ended September 28, 2008, respectively. The decrease in interest and other income (expense), net for the nine months ended September 28, 2008 was also due to the recognition of approximately $7.5 million of gain from the sale of land in Asia in the second quarter of fiscal 2007, which was partially offset by approximately $3.4 million of loss resulted from an early extinguishment of a debt in the same period.

The increase in interest expense for the three months ended September 28, 2008 was primarily due to higher average debt balances as compared to the corresponding period of fiscal 2007 and the capitalization of approximately $3.5 million of interest related to the financing of our SP1 facility in the third quarter of fiscal 2007, partially offset by lower average interest rates on our debt portfolio for the three months ended September 28, 2008. The increase in interest expense for the nine months ended September 28, 2008 was primarily due to an adjustment of approximately $8.2 million in interest expense related to a capital lease during the second quarter of fiscal 2007. Excluding the effects of the $8.2 million adjustment, interest expense for the nine months ended September 28, 2008 is consistent compared to the corresponding periods of fiscal 2007 as the increase in interest expense as a result of a higher average debt balance for the nine months ended September 28, 2008 is offset by lower average interest rates on our debt portfolio for the nine months ended September 28, 2008 as compared to the same periods in fiscal 2007. The average interest rates on our debt portfolio were 6.0 percent and 6.3 percent for the three and nine months ended September 28, 2008 as compared to 7.7 percent for the three and nine months ended September 30, 2007.

We recorded income tax expenses of $9.6 million in the three months ended September 28, 2008 as compared to $4.3 million of income tax benefit in the three months ended September 30, 2007. The income tax expense recorded in the three months ended September 28, 2008 was primarily related to tax provisions in profitable foreign locations, of which $9.9 million was associated with profits in Japan. The income tax expense of $9.9 million associated with Japan is due to a $3.1 million reduction in income tax payable and a $13.0 million reduction in deferred tax assets. The income tax benefit recorded in the three months ended September 30, 2007 was primarily due to a decrease in the valuation allowance associated with deferred tax assets of our Japanese subsidiary, offset by tax provisions of our foreign subsidiaries. This decrease of the valuation allowance was made as we believed that it was more likely than not that these deferred tax assets would be realized.

We recorded income tax expenses of $7.2 million in the nine months ended September 28, 2008 as compared to $18.2 million of income tax benefit in the nine months ended September 30, 2007. The income tax expense recorded in the nine months ended September 28, 2008 was primarily related to a tax provision of $4.5 million associated with profits in Japan, and by tax provisions in other profitable foreign locations of $2.7 million. The income tax benefit recorded in the nine months ended September 30, 2007 was primarily due to the decrease in the valuation allowance associated with deferred tax assets of our Japanese subsidiary because we believed that it was more likely than not that these deferred tax assets would be realized, offset by tax provisions of our foreign subsidiaries.

As of September 28, 2008 our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which at September 28, 2008, in management’s estimate, is not more likely than not to be achieved.

Other Items

The impact on our operating results from changes in foreign currency exchange rates has not been material, principally because our expenses denominated in yen are generally comparable to our sales denominated in yen and we enter into foreign currency exchange contracts to mitigate our exposure when yen denominated expenses and sales are not comparable.

As of September 28, 2008, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $43.9 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2012.

Contractual Obligations

The following table summarizes our contractual obligations as of September 28, 2008, presented on a fiscal year basis. Amounts due under our revolving facilities, the terms of which are described below, are not included in the table. The contractual obligations under our Senior Secured Floating Rate Notes, Senior Notes and Exchangeable Senior Subordinated Debentures are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

	Total	Remaining 2008	2009	2010	2011	2012	2013 and Beyond
	(in thousands)
Senior Secured Floating Rate Notes	$625,000	$—	$—	$—	$—	$—	$625,000
Spansion Japan 2007 Credit Facility	272,031	25,908	103,631	142,492	—	—	—
Senior Notes	250,000	—	—	—	—	—	250,000
Exchangeable Senior Subordinated Debentures	207,000	—	—	—	—	—	207,000
Capital lease obligations	103,354	14,068	46,289	26,064	16,933	—	—
Other Credit Facility - Subsidiaries	560	280	280	—	—	—	—
Other long term liabilities	9,131	652	2,609	2,609	2,609	652	—
Operating leases	30,022	4,541	15,119	5,756	2,645	978	983
Unconditional purchase commitments (1)	365,763	97,808	147,914	69,013	33,787	16,676	565
Interest payments on debt	436,398	13,690	74,960	73,240	69,569	70,288	134,651

Total contractual obligations	$2,299,259	$156,947	$390,802	$319,174	$125,543	$88,594	$1,218,199

(1)

Unconditional purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are related principally to inventory and other items. Unconditional purchase commitments exclude agreements that are cancelable without penalty.

Spansion Japan 2007 Credit Facility

In March 2008, Spansion Japan borrowed an additional amount of 5.6 billion yen (approximately $52.8 million as of September 28, 2008) under this facility. The drawdown period expired on March 31, 2008. The Company began to make quarterly principal installments in the second quarter of fiscal 2008. As of September 28, 2008, the total outstanding balance under this facility is 28.9 billion yen (approximately $272.0 million). The amount bears interest at approximately 2.8 percent and is scheduled to be repaid in quarterly principal installments through the fourth quarter of fiscal 2010.

Spansion Japan 2007 Revolving Credit Facility

During the quarter ended March 30, 2008, Spansion Japan borrowed 8 billion yen approximately $75.4 million as of September 28, 2008) under this credit facility. During the quarter ended June 29, 2008, we borrowed an additional 1 billion yen (approximately $9.4 million as of September 28, 2008). In September 2008, we repaid the principal amount of 1 billion yen (approximately $9.3 million as of the date of repayment) under this facility. As of September 28, 2008, the outstanding balance under this facility was 8 billion yen (approximately $75.4 million). This amount bears interest at approximately 1.2 percent as of September 28, 2008. Spansion Japan had approximately 5.3 billion yen (approximately $50.0 million) available under this facility as of September 28, 2008. This facility will expire on December 28, 2009 and is extendable at each anniversary with an extension fee 0.2% of the commitment amount.

Senior Secured Revolving Credit Facility

In February 2008, we borrowed $50.0 million under this credit facility. In June 2008, we repaid the principal amount of $6.0 million and accrued interest under this facility. In September 2008, we borrowed an additional amount of $11 million under this facility. As of September 28, 2008, the total outstanding balance under this credit facility is $55.0 million. This amount bears interest at approximately 4.6 percent to 5.0 percent as of September 28, 2008.

This credit facility provides a total borrowing capacity of $175.0 million and we may carry an outstanding balance of up to that amount, subject to certain borrowing base calculations derived from our accounts receivable. We are required to maintain at least $35 million of availability under this credit facility if we fail to meet the minimum predetermined EBITDA (earnings before interest expense, income tax, depreciation and amortization) thresholds. As of September 28, 2008, we did not meet the minimum EBITDA requirement. As such, after deducting the $35 million of availability required, we had approximately $38.4 million available under this facility as of September 28, 2008. This credit facility will expire on September 19, 2010.

Spansion China 2008 Revolving Credit Facility

In June 2008, Spansion China entered into a revolving credit facility agreement with a local financial institution, effective as of June 27, 2008, in the aggregate principal amount of up to 80 million Yuan RMB (approximately $11.7 million as of September 28, 2008). The borrowings must be used for working capital purposes. The interest rate for each drawdown denominated in RMB is a floating rate that is benchmarked to the rate published by the People’s Bank of China for RMB loans with the same term and may, thereafter, be adjusted every month. The interest rate for each drawdown denominated in U.S. dollars is six-month LIBOR plus four percent and may, thereafter, be adjusted every six months. The last drawdown against this credit facility can be made on or before May 27, 2009.

As of September 28, 2008, we had not borrowed any amounts under this credit facility.

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

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

Our cash, cash equivalents and marketable securities totaled approximately $259.5 million as of September 28, 2008 and consisted of cash, money market funds and commercial paper of approximately $152.1 million and auction rate securities of approximately $107.4 million. We are subject to certain restrictions on our distribution of cash contained in our third-party loan agreements described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was approximately $169.1 million in the nine months ended September 28, 2008. Non-cash charges included in the net loss consisted primarily of approximately $468.4 million of depreciation and amortization, approximately $15.5 million of stock compensation costs, approximately $14.5 million of other than temporary impairment on marketable securities, and approximately $10.8 million of acquisition related in-process research and development. The net changes in operating assets and liabilities in the nine months ended September 28, 2008 consisted primarily of an increase in accounts payable and accrued liabilities of approximately $50.2 million and an increase in inventory of approximately $30.8 million. Our days of inventory were 103 days in the third quarter of fiscal 2008 as compared to 115 days in the second quarter of fiscal 2008 and 102 days in fiscal 2007.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $297.0 million in the nine months ended September 28, 2008, primarily as a result of approximately $396.7 million of capital expenditures used to purchase property, plant and equipment, principally related to our investment in 300-millimeter equipment at SP1 and SDC, offset by a net cash inflow of approximately $96.7 million from the sale of our auction rate securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $88.3 million in the nine months ended September 28, 2008. This amount included approximately $250.6 million of borrowing proceeds primarily from our Spansion Japan 2007 Revolving Credit Facility, Spansion Japan 2007 Credit Facility and Senior Secured Revolving Credit Facility, offset in part by approximately $162.3 million in repayments on debt (primarily under the Spansion Japan 2007 Revolving Credit Facility and Spansion Japan 2007 Credit Facility) and capital lease obligations during the nine months ended September 28, 2008.

Liquidity

Our future uses of cash are expected to be primarily for working capital, debt service, capital expenditures and other contractual obligations. Our capital expenditures for the third quarter of fiscal 2008 were approximately $110.1 million, which were primarily related to development of the 65- and 45-nanometer technology on 300-millimeter wafers. Our capital expenditures for the fourth quarter of fiscal 2008 are expected to be approximately $40.0 million depending on the timing of the capital deliveries. We expect that our cash need for capital deliveries will be financed from existing credit facilities, capital leases, external financing and cash on hand. Timing of the payments on capital deliveries will depend on terms negotiated with individual vendors, and will affect our cash and debt positions during the remainder of fiscal 2008. Additionally, the total amount due on our contractual obligations in the fourth quarter of fiscal 2008 is approximately $156.9 million. We also have been and continue to negotiate with certain of our vendors to extend payment terms.

As of September 28, 2008, we had cash and cash equivalents of $152.1 million, marketable securities of approximately $107.4 million and availability under our existing revolving credit facilities of approximately $100.0 million. Availability under our credit facilities is subject to certain borrowing base calculations derived from accounts receivable in Spansion Japan and Spansion LLC. We are required to maintain at least $35 million of availability under the Senior Secured Revolving Credit Facility if we fail to meet certain minimum predetermined EBITDA (earnings before interest expense, income tax, depreciation and amortization) thresholds. As of September 28, 2008, we did not meet the minimum EBITDA requirement. As a result, the amount of borrowing available under the Senior Secured Revolving Credit Facility, included in the $100.0 million noted above, has effectively been reduced by $35 million from $73.4 million to $38.4 million as of September 28, 2008.

Our marketable securities currently consist solely of auction rate securities, which are variable rate debt instruments, having long-term maturity dates (typically 24 to 39 years), but whose interest rates historically would reset through an auction process. Substantially all of our auction rate securities are backed by pools of student loans guaranteed by the Federal Family Education Loan Program (FFELP), and all were rated Aaa/AAA. To date we have collected all interest payable on all of our auction rate securities in accordance with their terms at each auction date. Due to the failures in the auction markets subsequent to February 2008, we recorded approximately $14.5 million of other than temporary impairment on such securities as of September 28, 2008. Any further impairment in the value of these securities as a result of market or other risks or any limitation on our ability to sell, liquidate or otherwise realize value from these securities, whether due to market conditions, legal impediments or otherwise, could have a material adverse effect on our net loss, liquidity and financial condition. In October 2008, we received an offer to participate in an auction rate securities settlement from our broker providing us the right, but not the obligation, to sell up to 100 percent of our auction rate securities at par, which was approximately $121.9 million as of September 28, 2008, commencing June 30, 2010. In addition, accepting this offer may allow us to borrow up to 75 percent of the market value, as determined by our broker, of these securities from our broker; however, certain provisions in our debt instruments may not allow us to make use of this provision without the consent of the lender.

Given the current adverse economic conditions in the Flash memory industry, the credit market crisis and our own liquidity position, we are increasing our focus on cash management improvement and identifying and taking actions to sustain and enhance our liquidity position. These actions include further operational expense reduction initiatives, re-timing or eliminating certain capital spending or research and development projects and re-negotiating payment terms with our individual vendors. In addition, we have expanded the alternatives we are considering and we may sell assets to third parties, including our final and wafer fabrication manufacturing facilities, establish manufacturing and technology partnerships, refinance our existing short- and long-term debt and lease obligations, or obtain new financing facilities. If we are successful in taking certain of the significant actions described above and reduce our cash outlays as well as increase our available cash by obtaining additional financing or asset sales, we believe we will meet our cash needs for at least the next twelve months. In the event that these efforts do not generate adequate additional liquidity, we may not have sufficient cash for our working capital requirements, capital investments, debt service and operations through the next twelve months. At the present time, while we anticipate selling certain assets and obtaining financing from additional sources, we do not have binding agreements or commitments for these asset sales or financings. Our liquidity declined in each quarter of fiscal 2008. If we are able to sell certain assets or obtain financing from additional sources during the fourth quarter of 2008, our liquidity may be sustained or enhanced through fiscal year end. If we are unsuccessful in reducing our cash outlays as well as increasing our available cash through obtaining additional financing or asset sales, our liquidity will further decline in the fourth quarter of fiscal 2008. Current credit market conditions and any further adverse change in our credit rating may make external financing difficult to obtain in light of overall credit market conditions combined with the ratings of our outstanding debt securities. Any external credit financing that we are able to obtain will likely contain terms that are not as favorable to us as historical financings. Our ability to fund our cash needs over the short and long term will also depend on our ability to generate cash from operations, which is subject to general economic, financial, competitive and other factors. For a complete discussion of the risks facing our business, including our liquidity, please see Part II, Item 1A “Risk Factors.”

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

We experienced no significant changes in market risk during the first nine months of fiscal 2008 except as follows: (i) subsequent to February 2008, all of our investments in auction rate securities failed to be traded in auctions (see Note 12 of the Notes to Condensed Consolidated Financial Statements), (ii) during the third quarter of fiscal 2008, there was an increased level of uncertainty and instability in capital and credit markets and (iii) during the first three months of fiscal 2008, the U.S. dollar continued to weaken against Japanese yen, which was partially offset by the strengthening of U.S. dollar against Japanese yen during the second quarter of fiscal 2008. During the third quarter of fiscal 2008, the U.S. dollar continued to strengthen at the beginning of the quarter and slightly weakened at the end of the quarter, partially offsetting each other in the same quarter. As a result, the cumulative translation adjustment balance increased by approximately $33.8 million during the first nine months of fiscal 2008. This increase was primarily due to the translation of net assets of our subsidiary in Japan, denominated in that entity’s functional currency, the Japanese yen, into our reporting currency, the U.S. dollar. However, this translation adjustment does not affect our earnings or cash flows as it is recorded as a component of stockholders’ equity in our balance sheet. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to continue to incur foreign currency translation adjustments, which will either increase or decrease our total stockholders’ equity balance and which may be material. In addition, we cannot give any assurance as to the effect of future changes in foreign currency rates on our consolidated financial position, results of operations or cash flows.

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

Changes to Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with our management’s evaluation that occurred during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Tessera v. Spansion LLC, et al.

On October 7, 2005, Tessera, Inc. filed a complaint, Civil Action No. 05-04063, for alleged patent infringement against Advanced Micro Devices (“AMD”) and Spansion LLC in the United States District Court for the Northern District of California under the patent laws of the United States of America, 35 U.S.C. section 1, et seq., including 35 U.S.C. section 271. The complaint alleges that Spansion LLC’s Ball Grid Array (“BGA”) and multichip packages infringe the following Tessera patents: United States Patent No. 5,679,977, United States Patent No. 5,852,326, United States Patent No. 6,433,419 and United States Patent No. 6,465,893. On December 16, 2005, Tessera filed a First Amended Complaint adding Spansion Inc. and Spansion Technology Inc. as defendants. On January 31, 2006, Tessera filed a Second Amended Complaint adding Advanced Semiconductor Engineering, Inc., Chipmos Technologies, Inc., Chipmos U.S.A., Inc., Silicon Precision Industries Co., Ltd., Siliconware USA, Inc., STMicroelectronics N.V., STMicroelectronics, Inc., Stats Chippac Ltd., Stats Chippac, Inc., and Stats Chippac (BVI) Limited as defendants. The Second Amended Complaint alleges that Spansion LLC’s BGA and multichip packages infringe the four Tessera patents identified above. The Second Amended Complaint further alleges that the newly named defendants are in breach of a Tessera license agreement, and that Silicon Precision Industries Co., Ltd. is infringing a fifth Tessera patent, United States Patent No. 6,133,627. The Second Amended Complaint seeks unspecified damages, injunctive relief, a trebling of damages for alleged willful conduct and attorneys’ fees (the “Tessera District Court Action”). On February 9, 2006, Spansion filed an answer to the Second Amended Complaint and asserted counterclaims against Tessera. On April 18, 2006, U.S. District Court Judge Claudia Wilken issued a Case Management Order that set a trial date of January 28, 2008. On March 13, 2007, Judge Wilken issued an order vacating the trial date. On April 12, 2007, Judge Wilken issued an order referring case management scheduling issues to a Special Master, and directing that the court will appoint an expert in the case to testify on the ultimate merits of the technical issues relating to infringement and patent validity. On April 26, 2007, Spansion, STMicroelectronics and AMD filed a motion to stay the Tessera District Court Action pending resolution of an International Trade Commission investigation that is described below. On May 24, 2007, Judge Wilken issued an order staying the Tessera District Court Action until final resolution of the ITC action.

We believe that we have meritorious defenses against Tessera’s claims and we intend to defend the lawsuit vigorously.

Tessera ITC Investigation

On April 17, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission (“ITC”) against respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion Inc., Spansion LLC and STMicroelectronics N.V. Tessera claims that “face up” and “stacked-chip” small format laminate Ball Grid Array (“BGA”) packages, including the Spansion 5185941F60 chip assembly, infringe certain specified claims of United States Patent Nos. 5,852,326 and 6,433,419 (“Asserted Patents”). The complaint requests that the ITC institute an investigation into the matter. The complaint seeks a permanent exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States all semiconductor chips with small format laminate BGA semiconductor packaging that infringe any of the Asserted Patents, and all products containing such infringing small format laminate BGA semiconductor packaged chips. The complaint also seeks a permanent cease and desist order pursuant to section 337(f) of the Tariff Act of 1930, as amended, directing respondents with respect to their domestic inventories to cease and desist from marketing, advertising, demonstrating, sampling, warehousing inventory for distribution, offering for sale, selling, distributing, licensing, or using any semiconductor chips with small format laminate BGA semiconductor packaging that infringe any of the Asserted Patents, and/or products containing such semiconductor chips. On May 15, 2007, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, Inv. No. 337-TA-605, identifying ATI Technologies, ULC, Freescale Semiconductor, Inc., Motorola, Inc., Spansion Inc., Spansion LLC and STMicroelectronics N.V. (“Respondents”) as respondents. On June 8, 2007, Respondents filed a motion to stay the ITC investigation pending reexamination of the Asserted Patents by the U.S. Patent and Trademark Office. On July 11, 2007, Administrative Law Judge Carl C. Charneski set an Initial Determination date of May 21, 2008 and a target date for completion of the ITC Investigation of August 21, 2008. On October 17, 2007, the ITC investigation was reassigned to Administrative Law Judge Theodore Essex, who set a hearing for February 25, 2008. On February 26, 2008, Judge Essex issued an Initial Determination granting respondents’ motion for a stay of the ITC investigation pending completion of the re-examination of the Asserted Patents by the U.S. Patent and Trademark Office. On March 4, 2008, Tessera filed, with the ITC, a Petition for Review of the Initial Determination Ordering Stay. On March 27, 2008, the ITC issued an order reversing Judge Essex’s Initial Determination, and denying respondents’ motion for a stay of the ITC investigation pending reexamination of the Asserted Patents. On May 13, 2008, Judge Essex set an Initial Determination date of October 20, 2008, with a hearing date of July 14, 2008, and a target date for completion of the ITC investigation of February 20, 2009. On July 14, 2008, Judge Essex held an evidentiary hearing in the ITC investigation, and completed the hearing on July 18, 2008. On October 16, 2008, Judge Essex issued an order extending the date for the Final Initial Determination to December 1, 2008, and the target date for completion of the ITC investigation to April 3, 2009.

We believe that we have meritorious defenses against Tessera’s claims and we intend to defend this proceeding vigorously.

LSI, Agere v. Spansion, Inc., et al.

On April 18, 2008, LSI Corporation and Agere Systems, Inc. filed a complaint, Civil Action No. 2 - 08 CV -165, in the United States District Court for the Eastern District of Texas, against defendants United Microelectronics Corporation, Integrated Device Technology, Inc., AMIC Technology Corporation, Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Microchip Technology, Inc., Micromas Semiconductor Holding, AG, National Semiconductor Corporation, Nanya Technology Corporation, NXP B.V., ON Semiconductor Corporation, Powerchip Semiconductor Corporation, ProMOS Technologies, Inc., Spansion, Inc., STMicroelectronics NV and Vanguard International Semiconductor Corporation (“Defendants”). The complaint alleges that certain Spansion Flash products, including Spansion’s 4 Mb CMOS 3.0 Volt-only Simultaneous Read/Write Flash Memory and 1 G MirrorBit NOR Flash products, infringe at least claim 1 of U.S. Patent No. 5,227, 335 (the “Asserted Patent”). The complaint seeks a declaration that Spansion infringes the Asserted Patent, permanent injunctive relief and unspecified reasonable royalty and other damages, a trebling of damages for alleged willful conduct and attorney’s fees. On June 13, 2008 Defendants filed an Unopposed Motion to stay the Eastern District of Texas action pending resolution of an International Trade Commission investigation (“ITC”) that is described below. On June 13, 2008, Judge T. John Ward issued an order staying the Eastern District of Texas action until a final determination of the ITC investigation described below.

We believe that we have meritorious defenses against LSI’s and Agere’s claims and we intend to defend the lawsuit vigorously.

LSI, Agere ITC Investigation

On April 18, 2008, LSI Corporation and Agere Systems, Inc. (collectively “Complainants”) filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission (“ITC”) against respondents United Microelectronics Corporation, Integrated Device Technology, Inc., AMIC Technology Corporation, Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Microchip Technology, Inc., Micromas Semiconductor Holding, AG, National Semiconductor Corporation, Nanya Technology Corporation, NXP B.V., ON Semiconductor Corporation, Powerchip Semiconductor Corporation, ProMOS Technologies, Inc., Spansion, Inc., STMicroelectronics NV and Vanguard International Semiconductor Corporation. The complaint alleges that certain Spansion Flash products, including Spansion’s 4 Mb CMOS 3.0 Volt-only Simultaneous Read/Write Flash Memory and 1 G MirrorBit NOR Flash products, infringe at least claim 1 of U.S. Patent No. 5,227,335 (the “Asserted Patent”). The complaint identifies, under the heading “Related Litigations,” other lawsuits involving the Asserted Patent, including Agere Systems, Inc. v Atmel Corporation, Civil Action No. 2:02-CV-864 (E.D. Pa.) (the “Atmel case”). The complaint requests that the ITC institute an investigation into the matter. The complainant seeks a permanent exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States all semiconductor IC devices and products containing same, made by a method that infringes one or more claims of the Asserted Patent. The complainant also seeks a permanent cease and desist order pursuant to section 337(1) of the Tariff Act of 1930, as amended, directing respondents to cease and desist from importing, selling, offering for sale, using, demonstrating, promoting, marketing, and/or advertising in the United States, or otherwise transferring outside the United States for sale in the United States, semiconductor IC devices and products containing same made by a method that infringes one or more claims of the Asserted Patent. On May 16, 2008, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Integrated Circuits Using Tungsten Metallization and Products Containing Same No. 337-TA-648, identifying United Microelectronics Corporation, Integrated Device Technology, Inc., AMIC Technology Corporation, Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Microchip Technology, Inc., Micromas Semiconductor Holding, AG, National Semiconductor Corporation, Nanya Technology Corporation, NXP B.V., ON Semiconductor Corporation, Powerchip Semiconductor Corporation, ProMOS Technologies, Inc., Spansion, Inc., STMicroelectronics NV and Vanguard International Semiconductor Corporation (“Respondents”) as respondents. On June 5, 2008, respondents Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Integrated Device Technology, Microchip Technology, Inc., Nanya Technology Corp., Powerchip Semiconductor Corp., Spansion Inc. and ST Microelectronics N.V. filed a joint motion for summary determination that Complainant is precluded from re-litigating an invalid patent, based upon the jury finding of invalidity and the court ruling affirming the invalidity finding of the Asserted Patent in the Atmel case. On June 27, 2008, Administrative Law Judge Carl L. Charneski set an Initial Determination date of May 21, 2009, with a hearing to be completed by March 13, 2009, and a target date for completion of the ITC investigation of August 21, 2009. On September 18, 2008, Judge Charneski granted Complainants’ motion to add five respondents, Dongbu HiTek Semiconductor Business; Jazz Semiconductor, Magnachip Semiconductor; Qimonda AG, and Tower Semiconductor, Ltd. On October 30, Judge Charneski denied Complainants’ request to add additional claims of infringement against Spansion, and also suspended the current procedural schedule. On November 5, 2008, Judge Charneski issued a modified procedural schedule, rescheduled the hearing to be completed by July 24, 2009, set an Initial Determination date of September 21, 2009, and a target date for completion of the ITC investigation of January 21, 2010.

We believe that we have meritorious defenses against LSI’s and Agere’s claims and we intend to defend this proceeding vigorously.

Fast Memory Erase LLC v. Spansion Inc., et al.

On June 9, 2008, Fast Memory Erase LLC filed a complaint in the U.S. District Court for the Northern District of Texas alleging patent infringement against Spansion Inc., Spansion LLC, Intel Corp., Numonyx B.V., Numonyx, Inc., Nokia Corp., Nokia Inc., Sony Ericsson Mobile Communications AB, Sony Ericsson Mobile Communications (USA), Inc., and Motorola, Inc. The case is styled, Fast Memory Erase, LLC v. Spansion Inc., Spansion LLC, et al., Case No. 3:08-cv-00977-M (N.D. Tex.). Fast Memory Erase’s complaint alleges that Spansion’s NOR Flash products using floating gate technology infringe one or more claims of U.S. Patent No. 6,236,608 (the ‘608 patent). Fast Memory Erase has also asserted U.S. Patent No. 6,303,959 (the ‘959 patent) in its complaint against the products of other defendants, namely Intel and Numonyx, but it has not asserted the ‘959 patent against any Spansion products. The complaint seeks monetary damages for infringement, a permanent injunction, enhanced damages for willful infringement, and attorney fees and costs. Spansion answered the complaint on September 4, 2008, denying Fast Memory Erase’s allegations and asserting both non-infringement and invalidity defenses. Spansion also counterclaimed for a declaratory judgment of non-infringement and invalidity of the ‘608 patent.

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

If we cannot generate sufficient operating cash flows and obtain external financing, we may be materially adversely affected.

As of September 28, 2008, we held cash and cash equivalents of $152.1 million, marketable securities of approximately $107.4 million and had availability under our existing revolving credit facilities of approximately $100 million. Our marketable securities consist solely of auction rate securities, auctions for which have not occurred since February 2008. Our capital expenditures, together with ongoing operating expenses, have been a substantial drain on our cash flows and have decreased our cash balances. In the third quarter of fiscal 2008, we increased cost cutting activities, including: salary reductions; cutting capital spending; freezing headcount; cutting research and development projects; and, reducing administrative expenses. Many of these measures will not materially affect our cash outlays until the fourth quarter of 2008 or into the future. Some cost cutting activities may require initial cost outlays before the cost reductions are realized. We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected.

We may assess markets for external financing opportunities, including debt and equity. Such financing may not be available when needed or, if available, may not be available on satisfactory terms. Moreover, the funds availability under our existing $175.0 million senior secured revolving credit facility may be adversely affected by our financial condition, results of operations and incurrence or maintenance of additional debt, such as our 11.25% Senior Notes due 2016 and our 2.25% Exchangeable Senior Secured Debentures. Also, no further funds are available under the Spansion Japan 2007 Credit Facility, which provided funding based on capital deliveries to SP1, our Flash memory manufacturing facility in Aizu-Wakamatsu, Japan. Finally, any equity financing may not be desirable because of resulting dilution to our stockholders. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we cannot generate sufficient operating cash flows or obtain external financing, we would be materially adversely affected.

Financial market conditions may impede access to or increase the cost of financing operations and investments.

The volatility and disruption in the capital and credit markets has reached unprecedented levels in recent weeks. These changes in U.S. and global financial and equity markets, including market disruptions and tightening of the credit markets, may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. We have recently experienced a down grade in our corporate credit rating and any further decrease in these ratings could increase our cost of borrowing or make it more difficult for us to obtain financing, which would materially adversely affect us.

We have a substantial amount of, and continue to incur, indebtedness which could adversely affect our financial position.

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. Our indebtedness has increased over time and may increase in the future. At the time of our initial public offering in December 2005, our aggregate principal amount of outstanding debt was approximately $760.0 million. As of September 28, 2008, we had an aggregate principal amount of approximately $1.6 billion in outstanding debt. If cash flow from operations is not sufficient to meet working capital needs and capital requirements, we may need to incur additional indebtedness. Our indebtedness will require us to use a substantial portion of our cash flows from operations to make debt service payments.

In addition, our substantial indebtedness may:

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

We cannot assure you that in the future we will be able to satisfy or comply with the provisions, covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. If we fail to satisfy or comply with such provisions, covenants, financial tests and ratios, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers for any future failures to comply with our financial covenants or any other terms of the debt instruments. We also may not be able to obtain amendments which will prevent a failure to comply in the future. A breach of any of the provisions, covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect us.

Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

Our cash, cash equivalents and marketable securities as of September 28, 2008 totaled approximately $259.5 million and consisted of cash, money market funds and commercial paper of approximately $152.1 million and marketable securities of approximately $107.4 million. Our marketable securities which we classify as current assets, consisted solely of student loan backed auction rate securities. These marketable securities are subject to general credit, liquidity, market risks and interest rate fluctuations that have affected various sectors of the financial markets and caused overall tightening of the credit markets. Although we have recorded an impairment charge marking down the carrying value of these marketable securities at September 28, 2008, we cannot assure you that additional impairment charges will not be required in the future. If uncertainties in the credit and capital markets continue, these markets deteriorate further or there are any ratings downgrades on any auction rate securities we hold, we may be required to reclassify these investments from current to long-term investments.

As of September 28, 2008, our marketable securities portfolio consisted solely of approximately $107.4 million of AAA/Aaa securities with auction reset features (auction rate securities) whose underlying assets are student loans and are substantially backed by the U.S. government Federal Family Education Loan Program. Since the end of fiscal 2007, we were unsuccessful in liquidating our marketable securities portfolio. Our ability to liquidate these investments in the near term may be limited. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to thirty years) to realize our investments’ recorded value. We cannot assure you that auctions on our auction rate securities holdings will succeed in the near future. Any delays in liquidating these securities in the future could have a material adverse effect on us.

If we are unable to timely and efficiently increase 300-millimeter wafer revenue at SP1, and achieve a competitive wafer cost for SP1 output, our business and financial results could be materially adversely affected.

We have expanded our manufacturing capacity to produce 300-millimeter wafers at SP1. In fiscal 2006, we commenced a plan to spend approximately $1.2 billion over three years to construct and equip SP1 for production of 65-nanometer process technology on 300-millimeter wafers, and we expect to sample 45-nanometer process technology on 300-millimeter wafer capacity in late 2008. In order for SP1 to produce wafers at a competitive cost, we must achieve suitable economies of scale. In the third quarter of 2008, revenue generated from SP1 was lower than expected due to the delay of certain wireless customer product qualification in SP1. In addition, revenue was lower than expected due to decreased cell phone demand in Japan. If there is a continued delay in customer qualification in SP1 or demand in the cell phone market in Japan does not increase, our earnings will be adversely affected. If we are unable to timely and efficiently ramp production on 300-millimeter wafers, we will not achieve anticipated cost savings associated with this technology and our gross margins could decline. Even if we are successful ramping production, if the demand for our products is not sufficient to support the additional capacity when it becomes available, we could be materially and adversely affected.

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

In the first nine months of fiscal 2008, sales of our products were evenly divided between wireless applications, such as mobile phones, and the combination of consumer and industrial applications such as gaming, set top boxes, DVD players, automotive and industrial electronics. This represented a shift from fiscal 2007 and fiscal 2006 when sales to wireless Flash memory customers accounted for a majority of our sales.

As a result of the credit market crisis, including uncertainties with respect to financial institutions and global capital markets, increases in energy costs and other macroeconomic challenges, consumer and corporate spending may be modified, delayed or reduced.

Our sales in 2008 are more heavily weighted in a category of products where the market may be declining. If demand for mobile phones, other consumer products or industrial products in the integrated category of the Flash memory market decline, or if our sales are below industry analysts’ expectations, our business could be materially adversely affected. Also, if the functionality of successive generations of such products does not require increasing Flash memory density or if such products no longer require Flash memory due to alternative technologies or otherwise, our operating results would be materially adversely affected.

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

We rely on our ability to forecast inventory and production mix in order to meet customer demand and produce requisite amounts of our products in order to fill current orders and future orders. Customer demand for our products may be difficult to predict because customers may change their inventory practices on short notice for any reason or they may cancel or defer product orders. The volatility and disruption in the capital and credit markets may make it more difficult for us to forecast demand because our customers may be increasingly focused on cash preservation and tighter inventory management.

To forecast demand and value inventory, management considers, among other factors, the inventory on hand, competitiveness of product offerings, market conditions and product life cycles. Historically, we have generally used a six-month demand forecast in assessing the salability of inventory on hand and did not value inventory in excess of six months of forecasted demand. During the second and third quarters of fiscal 2008, however, we built and valued certain inventory to meet estimated customer demand as much as twelve months into the future. Consequently, we are now valuing the inventory beyond our historical six-month demand forecast.

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

We periodically consider strategic transactions. We evaluate acquisitions, divestitures, joint ventures, alliances or co-production programs as opportunities arise and we may be engaged in varying levels of negotiations with third parties at any time. For example, we recently announced that we have entered into a non-binding memorandum of understanding with Advanced Semiconductor Engineering Incorporated to establish a joint venture to jointly own our Spansion Suzhou, China final manufacturing facility. We may not be able to effect this or other transactions and if we enter into this or other transactions, we also may not realize the benefits we anticipate. Moreover, the integration of companies that have previously been operated separately involves a number of risks. Consummating any acquisitions, divestitures, joint ventures, alliances or co-production programs could result in the incurrence of additional transaction-related expenses, as well as unforeseen contingent liabilities, which could materially adversely affect us.

If our expense reduction efforts are not effective, our business could be materially adversely affected.

We incurred net losses in each of the first, second and third quarters of fiscal 2008, and fiscal years 2007, 2006 and 2005 of approximately $118.5 million, $100.6 million, 133.3 million, $263.5 million, $147.8 million and $304.1 million. As a result, we are continuing to undertake actions in an effort to significantly reduce our expenses. These actions include: (i) accelerating the transfer of positions to more cost effective regions including China and Malaysia; (ii) establishing strategic partnerships in technology development and manufacturing; and (iii) reducing approximately 500 regular and contract positions globally. In the third quarter of fiscal 2008, we increased cost cutting activities, including: temporary salary reductions; cutting capital spending; freezing headcount; cutting research and development projects; and, reducing administrative expenses. We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected.

The loss of a significant customer or a reduction in demand for our Flash memory products from a significant customer could have a material adverse effect on us.

We serve our customers worldwide directly through our sales force and indirectly through our distributors, who purchase products from us and sell them to customers, either directly or through their distributors. Our customers consist of OEMs, ODMs and contract manufacturers. In the third quarter of fiscal 2008, and fiscal years 2007, 2006 and 2005, the five largest of these customers accounted for a significant portion of end sales of our products. If one of these customers stopped purchasing our Flash memory products, or if one of -these customers were to materially reduce its demand for our products, we could be materially adversely affected.

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

In each of the last five years from 2003 to 2007, industry sales of NAND-based Flash memory products grew at a higher rate than sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. In 2007, according to iSuppli, total sales for the Flash memory market reached approximately $21.5 billion, of which approximately 35 percent was classified as sales of NOR-based Flash memory products and approximately 65 percent was classified as sales of NAND-based Flash memory products. iSuppli estimates that sales of NAND-based Flash memory products grew by approximately 13 percent from 2006 to 2007 and will grow at a seven percent compound annual growth rate from 2007 to 2012, while sales of NOR-based Flash memory products declined by approximately two percent from 2006 to 2007 and will decline by approximately nine percent compound annual rate from 2007 to 2012. We expect the Flash memory market trend of decreasing market share for NOR-based Flash memory products relative to NAND-based Flash memory products to continue in the foreseeable future.

Moreover, the removable storage category of the Flash memory market, which is predominantly served by floating gate NAND vendors, is expected to constitute a significant portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose higher density floating gate NAND-based Flash memory products over MirrorBit NOR-, ORNAND-, Quad- or Eclipse-based Flash memory products for their applications. If this occurs and OEMs continue to prefer floating gate NAND-based products over those of MirrorBit NOR-, ORNAND-, Quad- or Eclipse-based products for their applications, we may be materially and adversely affected. Moreover, some of our competitors are able to manufacture floating gate NAND-based Flash memory products on 300-millimeter wafers produced in much larger capacity fabs than our SP1 fab or may choose to utilize more advanced manufacturing process technologies than we use today to offer products competitive to ours at a lower cost. If floating gate NAND vendors continue to increase their share of the Flash memory market, our market share may decrease, which would materially adversely affect us.

In addition, even if products based on NAND architecture are unsuccessful in displacing products based on NOR architecture, the average selling price for our products may be adversely affected by a significant decline in the price for NAND-based products. Such a decline may result in downward price pressure in the overall Flash memory market affecting the price we can obtain for our NOR-based products, which would adversely affect us. We believe such downward pricing pressure was a factor in the significant declines in the average selling prices of our products in 2007 and 2008. If the prices for NAND products do not improve, or continue to decline, we may be materially adversely affected.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in technology or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

We make substantial investments in research and development for design, process technologies and production in an effort to design and manufacture advanced Flash memory products. For example, in the nine months ended September 28, 2008 and fiscal years 2007 and 2006 , our research and development expenses were approximately $ 335.5 million, $436.8 million and $342.0 million, respectively, or approximately 18, 17 and 13 percent, respectively, of our net sales.

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

We are attempting to position ourselves to address the increasing demand for data optimized Flash memory by offering higher density, lower cost and more versatile products based on our new MirrorBit ORNAND, MirrorBit Quad, MirrorBit Eclipse and MirrorBit ORNAND2 architectures. The success of these architectures requires that we timely and cost effectively develop, manufacture and market products based on these architectures that are competitive with floating gate NAND-based Flash memory solutions. While we have made some progress on developing and commercializing products based on these architectures, we may not be able to continue to do so in accordance with our product development plans or at a rate and cost structure required for us to remain competitive. If we fail to continue to develop and commercialize products based on these architectures on a timely basis at a competitive cost structure, our future operating results would be materially adversely affected. Furthermore, if market acceptance of products based on our MirrorBit architectures occurs at a slower rate than we anticipate, our ability to compete will be reduced, and we would be materially adversely affected. If we do not achieve market acceptance of these architectures or subsequent MirrorBit products, our future operating results would be materially adversely affected.

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

If we are unable to maintain our NASDAQ stock market listing, the liquidity of our common stock could be seriously impaired.

The NASDAQ Stock Market requires companies trading on that exchange to meet certain continued listing requirements. Among other things, a NASDAQ-traded company’s stock price must not close below the minimum bid price closing requirement of $1.00 for thirty (30) consecutive trading days. The price of our Class A common stock is currently trading below $1.00. While NASDAQ has temporarily suspended the continued listing requirement related to bid price through January 16, 2009, if after January 16, 2009, we do not achieve and maintain a minimum bid price of $1.00, it is possible that we may need to propose a reverse stock split or our common stock may be delisted from the NASDAQ Stock Market. If our common stock is delisted from the NASDAQ Stock Market, it would limit the liquidity of our common stock and could limit our potential to raise future capital through sale of our common stock, which could harm our business.

Sustained decrease in our market capitalization may be an indicator, under accounting principles generally accepted in the United States, of a potential future impairment of long lived tangible and intangible assets including goodwill which could result in significant charges to earnings.

During the first three quarters of 2008, we experienced a sustained, significant decline in our stock price which resulted in our market capitalization falling below the recorded value of our consolidated net assets during each of these three quarters. Under accounting principles generally accepted in the United States, we may be required to record an impairment charge if changes in circumstances or events (of which one of the several indicators of impairment that should be considered jointly is a significant and other than temporary decrease in the Company’s market capitalization) indicate that the carrying values of such assets exceed their fair value and are not recoverable. If impairment of our net assets is deemed to exist, we may be required to record an impairment charges, resulting in a charge to earnings.

We may not achieve the sales that are suggested by our book-to-bill ratio.

Our book-to-bill ratio is a demand-to-supply ratio for orders, which we calculate by dividing the value of orders booked during a fiscal quarter by the value of orders invoiced during that quarter. We determine bookings based on orders that are received. However, the rate of booking new orders can vary significantly from month to month based on a variety of factors, including fluctuating demand for our products, cancellation or delay of orders, and fluctuation of customer lead times. For these reasons, our book-to-bill ratio should not be relied on as a determinative indicator of future sales.

If securities or industry analysts or rating agencies publish negative reports about our business, the price and trading volume of our securities could decline.

The trading market for our securities depends, in part, on the research reports and ratings that securities or industry analysts or ratings agencies publish about us, our business and the Flash memory market in general. For example, in March 2008, Moody’s Investors Service lowered the corporate family and long-term debt ratings of Spansion LLC, our wholly owned operating subsidiary, which affected approximately $875 million of our rated debt. In addition, in October 2008, Standard & Poor’s Ratings Services lowered its corporate credit rating on the Company from ‘B’ to ‘B-’. We do not have any control over these analysts or agencies. If one or more of the analysts or agencies who cover us downgrades us or our securities, the price of our securities may decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our securities or trading volume to decline.

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

We have in the past and plan in the future to obtain foundry, subcontractor and other arrangements with third parties to meet demand. Foundry services suppliers including Fujitsu Microelectronics Limited (as a result of the sale of our JV1/JV2 manufacturing facilities in April 2007) and Semiconductor Manufacturing International Corporation from which we may obtain foundry services in the future. We also use independent contractors to perform some of the assembly, testing and packaging of our products. Third-party manufacturers are often under no obligation to provide us with any specified minimum quantity of product. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We also rely on these manufacturers to invest capital into their facilities to meet our needs. Given the current volatility and disruption in the capital and credit markets worldwide, we cannot assure you that they will make the investments in their facilities previously contemplated. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and may not be able to attain qualification from our customers.

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

Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. For example, we continuously modify our manufacturing processes in an effort to improve yields and product performance and decrease costs. We are continuing to transition products to 65-nanometer process technology for the manufacture of some of our products. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. We may fail to achieve acceptable yields or may experience product delivery delays as a result of, among other things, capacity constraints, delays in the development of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, impurities or other difficulties in the manufacturing process. Any of these occurrences could adversely impact our relationships with customers, cause harm to our reputation in the marketplace, cause customers to move future business to our competitors or cause us to make financial concessions to our customers.

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

This integration effort is international in scope, complex, time consuming and expensive, and may disrupt the respective businesses or result in the loss of licensees, customers or key employees or the diversion of the attention of management. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. There can be no assurance that we will successfully integrate Saifun into our business.

In addition, we expect that licensees of Saifun’s NROM technology will continue to implement and expand their uses of the technology. If such licensees fail to successfully implement the NROM technology in a timely manner or in a large number of their products, the value of NROM technology could be diminished. We cannot assure you that Saifun’s patents, including those covering NROM technology, would not be challenged, invalidated or circumvented, or that rights granted under these patents will provide a competitive advantage to us. If Saifun’s patents are ultimately challenged, invalidated or circumvented, we may be materially adversely affected.

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

Our manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. We purchase equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to us or increase prices due to capacity constraints or other factors. Because the equipment that we purchase is complex, it is difficult for us to substitute one supplier for another or one piece of equipment for another. Some raw materials we use in the manufacture of our products are available from a limited number of suppliers or only from a limited number of suppliers in a particular region. In addition, we purchase raw materials such as gold which prices on the world markets have fluctuated significant during recent periods. Our manufacturing operations also depend upon the quality and usability of the materials we use in our products, including raw materials and wafers we receive from our suppliers. If the materials we receive from our suppliers do not meet our manufacturing requirements or product specifications, are not obtained in a timely manner or if there are significant increases in costs of materials, we may be materially adversely affected.

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

Our future success depends upon the continued service of numerous qualified engineering, manufacturing, marketing, sales and executive personnel. We can not assure you that our equity incentive plan or our employee benefit plans will be effective in motivating or retaining our employees or attracting new employees, particularly during the time period of the cost-cutting salary reductions. Competition for qualified employees among companies that rely heavily on engineering and technology is intense. In addition, recently, three members of our nine member Board of Directors resigned. If we are unable to attract and retain effective qualified employees, executives and independent directors, our business may be materially adversely affected.

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

We operate in more than ten countries and we derive a majority of our net sales outside the United States. Our business depends on the overall worldwide economic conditions and the economic and business conditions within our customers’ industries. Our business may also be affected by economic factors that are beyond our control, such as downturns in economic activity in a specific country or region. A weakening of the worldwide economy or the economy of individual countries or the demand for our customers’ products may cause a decrease in demand for our products, which could materially adversely affect us.

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

We rely on Fujitsu Microelectronics Limited to be our largest distributor in Japan.

We currently rely on Fujitsu Microelectronics Limited (FML) through its subsidiary Fujitsu Electronics Inc. (FEI) to act as the largest distributor of our products to customers in Japan, which was an important geographic markets in fiscal 2006, 2007 and the first three quarters of 2008. Under our distribution agreement with FML, FML has agreed to use its best efforts to promote the sale of our products in Japan and to other customers served by FML. In the event that we reasonably determine that FML’s sales performance in Japan and to those customers served by FML is not satisfactory based on specified criteria, then we have the right to require FML to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include appointing another distributor as a supplementary distributor to sell products in Japan and to customers served by FML. Pursuing these actions would be costly and disruptive to the sales of our products in Japan. If FML’s sales performance in Japan is unsatisfactory or if we are unable to successfully maintain our distribution agreement and relationship with FML and we can not timely find a suitable supplementary distributor, we could be materially adversely affected.

On December 28, 2007, we entered into an amendment to our distribution agreement which provides, among other terms, that FML no longer has territorial exclusivity in Japan, that the distribution agreement would expire on September 30, 2008, and that effective April 1, 2008 we may enter into distribution agreements with FML’s sub-distributors in Japan. We entered into a second amendment to our distribution agreement, effective September 30, 2008, extending the term of the agreement until we enter into a successor distribution agreement with FEI, or January 25, 2009. If FML or FEI unexpectedly terminates its distribution agreement with us, or otherwise ceases its support of our customers in Japan, we would be required to rely on a relationship with another distributor or establish our own local sales organization and support functions. Although we are currently establishing a sales organization and infrastructure in Japan, we cannot be certain that we will be successful in selling our products to customers currently served by FML or new customers. If customers currently served by FML, or potential new customers, refuse to purchase our products directly from us or from another distributor, our sales in Japan may decline, and we could be materially adversely affected.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
10.1*	Foundry Agreement by and between Semiconductor Manufacturing International Corporation and Spansion LLC dated August 31, 2007.

10.2*	First Amendment to the Foundry Agreement by and between Semiconductor Manufacturing International Corporation and Spansion LLC dated August 15, 2008.

10.3*	Agreement by and among Spansion Inc., Fujitsu Limited and Fujitsu Microelectronics Limited dated September 11, 2008.

10.4	Amendment No. 2 to the Amended and Restated Fujitsu Distribution Agreement effective as of September 28, 2008 between Spansion Inc. and Fujitsu Limited.

10.5	Spansion 2007 Equity Incentive Plan Appendix.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: November 7, 2008	By:	/s/ Dario Sacomani
Dario Sacomani
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)