Form 10-K
period 2008-12-28
Spansion Inc.
filed 2009-05-13
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 000-51666

SPANSION INC.

(DEBTOR-IN-POSSESSION as of March 1, 2009)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant based upon the closing sale price on the NASDAQ Global Select Market on June 29, 2008 was approximately $308.6 million. Shares held by each executive officer, director and by each person who owns 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on May 11, 2009:

Class	Number of Shares
Class A Common Stock, $0.001 par value	161,956,210

DOCUMENTS INCORPORATED BY REFERENCE

None

Spansion Inc.

FORM 10-K

For The Fiscal Year Ended December 28, 2008

PART I

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report and the following factors: (i) risks and uncertainties relating to our Creditor Protection Proceedings including: (a) risks associated with our ability to: stabilize the business to maximize the chances of preserving all or a portion of the enterprise; develop, obtain required approvals for and successfully implement a comprehensive restructuring plan; narrow our strategic focus on the embedded portion of the integrated category of the Flash memory market in an effective and timely manner; identify, pursue and successfully execute our plan to execute a strategic alternative for our wireless business; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; generate cash from operations and maintain adequate cash on hand; if necessary, arrange for sufficient debtor-in-possession or other financing; continue to maintain cash management arrangements and obtain any further approvals from the Creditors’ Committee, the Floating Rate Noteholders or other third parties, as necessary to continue such arrangements; obtain sufficient exit financing to support a comprehensive restructuring plan; realize full or fair value for any assets or business that may be divested as part of a comprehensive restructuring plan; attract and retain customers or avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings; maintain market share, as competitors move to capitalize on customer concerns; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees; retain and incentivize key employees and attract new employees; retain, or if necessary, replace major suppliers on acceptable terms and avoid disruptions in our supply chain; maintain current relationships with reseller partners, joint venture partners and strategic alliance partners; obtain court orders or approvals with respect to motions filed from time to time; prevent third parties from obtaining court orders or approvals that are contrary to our interests; reject, repudiate or terminate contracts; and (b) risks and uncertainties associated with: limitations on actions against any Debtor during the Creditor Protection Proceedings; the values, if any, that will be prescribed pursuant to any comprehensive restructuring plan to outstanding Spansion securities; the delisting of Spansion common stock from The NASDAQ Stock Market; the uncertainty of the existence of a trading market in our shares of common stock; claims not discharged in the Creditor Protection Proceedings and their effect on our results of operations and profitability; our ability to obtain additional financing in the future; our substantial indebtedness and its impact on our financial health and operation and (ii) risks and uncertainties relating to our business including: (a) our ability to improve our gross margins and to continue to implement successfully our cost reduction efforts; our ability to control our operating expenses, particularly our sales, general and administrative costs; our ability to obtain materials in support of our business at terms favorable to us; our ability to retain and expand our customer base in our focus markets, and our ability to retain and grow our share of business within our customer base; our ability to successfully introduce our next generation products to market in a timely manner; our ability to effectively and timely achieve volume production of our next generation products; our ability to increase market acceptance of our products based on our MirrorBit technology; our ability to penetrate further the integrated category of the Flash memory market with our high density products and expand the number of customers in emerging markets; our ability to successfully develop and transition to the latest technologies; our ability to develop our MirrorBit NAND2, EcoRAM and MirrorBit Eclipse architectures, introduce new products based on these architectures, and achieve customer acceptance of these products; our ability to develop systems-level solutions that provide value to customers of our products; our ability to enter new markets not traditionally served by Flash memory, for example, replacing DRAM in servers with EcoRAM; our ability to negotiate successfully patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; and (b) the sustained and expanding economic downturn and extraordinarily volatile market conditions and resulting negative impact on our business, results of operations and financial position and our ability to accurately forecast our results and cash position; cautious capital spending by customers as a result of factors including current economic uncertainties; fluctuations in foreign currency exchange rates; and the sufficiency of workforce and cost reduction initiatives. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

ITEM 1.	BUSINESS

Our Company

We are a semiconductor device company exclusively dedicated to designing, developing, manufacturing, marketing, licensing and selling Flash memory solutions. Our Flash memory is integrated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, servers and computer peripherals. Our Flash memory solutions are incorporated in products from original equipment manufacturers, or OEMs, in each of these markets, including all of the top ten mobile phone OEMs, all of the top ten consumer electronics OEMs and all of the top ten automotive electronics OEMs. We license our Flash memory technology to semiconductor manufacturers who use this technology to develop and manufacture a variety of semiconductor solutions.

We are headquartered in Sunnyvale, California, with research and development, manufacturing and assembly operations in the United States, Middle East, Europe and Asia. We operate three Flash memory wafer fabrication facilities, or fabs and four assembly and test facilities. For financial information about geographic areas and for information with respect to our sales, refer to the information set forth in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 52, below.

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

By 2003, AMD and Fujitsu desired to expand the operations of FASL to: achieve economies of scale; add additional Flash memory wafer fabrication capacity; include assembly, test, mark and pack operations; include research and development capabilities and include various marketing and administrative functions. To accomplish these goals, in 2003, AMD and Fujitsu reorganized our business as a Flash memory company called FASL LLC, later renamed Spansion LLC, by integrating the manufacturing venture with other Flash memory assets of AMD and Fujitsu. From this reorganization until the beginning of the second quarter of fiscal 2006, we manufactured and sold finished Flash memory devices to customers worldwide through our two sole distributors, AMD and Fujitsu. Since the beginning of the second quarter of fiscal 2006, we have sold our products directly to our customers, including customers not served solely by Fujitsu. We currently rely on Fujitsu Microelectronics Limited (FML), through its subsidiary Fujitsu Electronics Inc. (FEI, together with FML and Fujitsu Limited, Fujitsu) , to act as the largest distributor of our products to customers in Japan and also as a nonexclusive distributor throughout the rest of the world, other than Europe and the Americas with limited exceptions. We were reorganized from Spansion LLC into Spansion Inc., a Delaware corporation, in connection with our initial public offering in December 2005.

On March 18, 2008, we completed the acquisition of all of the outstanding shares of Saifun Semiconductor Ltd. (Saifun), a provider of intellectual property (IP) solutions for the non-volatile memory (NVM) market. Saifun licenses it IP to semiconductor manufacturers that use this technology to develop and manufacture a variety of stand-alone and embedded NVM products. The acquisition of Saifun provides an opportunity for us to expand our product portfolio and enter into the technology licensing business.

Our mailing address and executive offices are located at 915 DeGuigne Drive, Sunnyvale, California 94088, and our telephone number is (408) 962-2500. References in this report to “Spansion,” “we,” “us,” “our,” or the “Company” shall mean Spansion Inc. and our consolidated subsidiaries, unless the context indicates otherwise. We post on the Investor Relations page of our Web site, www.spansion.com, a link to our filings with the Securities and Exchange Commission, or SEC, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other Senior Finance Executives, our Code of Business Conduct, which applies to all directors and all our employees, and the charters of our Audit, Compensation, Finance and Nominating and Corporate Governance committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our Web site is not incorporated by reference in, or considered to be a part of, this document. You can also obtain copies of these documents by writing to us at: Corporate Secretary, Spansion Inc., 915 DeGuigne Drive, Sunnyvale, California 94088, or emailing us at: Corporate.Secretary@spansion.com. These documents and filings are provided free of charge.

For fiscal 2008, our net sales were approximately $2.3 billion and our net loss was approximately $2.4 billion as compared with net sales of approximately $2.5 billion and net loss of approximately $263.5 million for fiscal 2007.

According to market research firm iSuppli, in 2008, we were responsible for approximately 38 percent of all NOR Flash memory net sales, making us the largest supplier of NOR Flash memory in the world. We were also one of the largest suppliers for the overall Flash memory market, with a 13 percent market share for 2008, based on end sales of our products. In 2007, based on iSuppli data, we were the largest supplier of NOR Flash memory, responsible for approximately 33 percent of all NOR Flash memory sales, and we were one of the largest suppliers for the overall Flash memory market, with a 12 percent market share, based on end sales of our products.

Creditor Protection Proceedings

On February 10, 2009, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan), filed a proceeding under the Corporate Reorganization Law (Kaisha Kosei Ho) of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding) and successively the Spansion Japan Proceeding was formally commenced on March 3, 2009 (the Commencement Date), when the Tokyo District Court entered the commencement order and appointed the incumbent represented director of Spansion Japan as trustee. On March 1, 2009 (the Petition Date), Spansion Inc., Spansion Technology LLC, Spansion LLC, Spansion International, Inc. and Cerium Laboratories LLC (the Debtors), each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the Chapter 11 Cases). The Chapter 11 Cases, together with the Spansion Japan Proceeding are referred to collectively as the Creditor Protection Proceedings. Non-U.S subsidiaries that are not included in the Creditor Protection Proceedings continue to operate outside these Creditor Protection Proceedings.

Chapter 11 Cases

The Debtors continue to operate their businesses as “debtors-in-possession” under jurisdiction of the U.S. Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and orders of the U.S. Bankruptcy Court. Under the U.S. Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Bankruptcy Court and certain other conditions. Any reference to any such agreements or instruments and termination rights or a quantification of our obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings.

As required under the U.S. Bankruptcy Code, the United States Trustee for the District of Delaware (Trustee) appointed an official committee of unsecured creditors on March 12, 2009 (U.S. Creditors’ Committee). In addition, a group purporting to hold substantial amounts of our publicly traded Senior Secured Floating Rate Notes due 2013 has organized (the Floating Rate Noteholders). The role of the U.S. Creditors’ Committee and the Floating Rate Noteholders in the Creditor Protection Proceedings may develop and change over the course of such proceedings.

The U.S. Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, and other business-related payments necessary to maintain the operation of our businesses. The Debtors have retained, with U.S. Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the Chapter 11 Cases and certain other “ordinary course” professionals. From time to time, the Debtors may seek U.S. Bankruptcy Court approval for the retention of additional professionals.

Spansion Japan Proceeding

Unlike a Chapter 11 proceeding in the United States, the Spansion Japan Proceeding conducted under the Corporate Reorganization Law is a receivership proceeding, meaning that a court-appointed trustee takes over the operation of the company. The Japanese Court accepted Spansion Japan’s proposal to appoint Mr. Masao Taguchi, Spansion Japan’s incumbent representative director, as the trustee.

The Corporate Reorganization Law creates protections that Spansion Japan would not have under ordinary circumstances. For example, subject to the applicable laws, Spansion Japan may at its discretion assume or reject certain executory contracts in existence as of the Commencement Date, including unexpired leases, while the counterparty’s termination rights on grounds that Spansion Japan has filed the reorganization proceeding are restricted. In addition, any liquidated damages arising from the rejection of such executory contracts will be treated as pre-petition obligations, so they are subject to the stay imposed pursuant to the Spansion Japan Proceeding. Thus, any reference to any such agreements, termination rights or a quantification of our obligations under any such agreements may be qualified by such overriding rejection or repudiation rights as Spansion Japan may have in connection with the Spansion Japan Proceeding.

The Japanese Court has approved payment by Spansion Japan of certain of its pre-petition obligations, including, among other things, business-related payments that fall within the scope of Spansion Japan’s ordinary course of business. Spansion Japan has retained in the trustee’s name, with the Japanese Court’s approval, legal and financial professionals to advise the company on issues relating to the Spansion Japan Proceeding. However, Spansion Japan is subject to the general supervision of the Japanese Court and the court-appointed supervisory attorney (chosa i’in) and is required to seek approvals, from time to time, from them on various issues relating to the proceeding. However, at any point during the Creditor Protection Proceedings, actions taken by either (i) Spansion Japan (at the direction of the Spansion Japan trustee or pursuant to orders of the Japanese Court or otherwise) or (ii) Spansion Inc. or Spansion LLC (pursuant to the order of the U.S Bankruptcy Court or otherwise), may adversely affect the ability of Spansion LLC and Spansion Japan to continue operating as a globally integrated unit from an operational perspective. For example, if Spansion LLC was required to transfer wafer production from the fabrication facilities owned and operated by Spansion Japan to Spansion LLC’s Fab 25 or to a third party, or if sales of Spansion Products in Japan were no longer to be able to be conducted by Spansion Japan, our business would be materially adversely affected.

Circumstances Leading to the Commencement of Creditor Protection Proceedings

A variety of external economic factors have contributed to the decline in our operating performance, such as persistent oversupply in the Flash memory industry compounded by the global economic recession, which significantly reduced demand for our products in the fourth quarter of 2008 and continues to negatively impact current demand. These two factors are further complicated by our inability to obtain the additional external financing necessary to meet capital expenditure needs and operational costs in a market characterized by swift technological advances and constantly changing manufacturing processes.

Our strategy was historically based on aggressive revenue and market share growth, leveraging advanced technology, and low cost, high-volume manufacturing. In our 2006 long range planning cycle, forecasted revenue growth supported the construction of a $1.2 billion advanced wafer fabrication facility (SP1). Debt financing was arranged and construction on SP1 commenced in early 2007.

Although we continued to increase our NOR memory market segment share according to third-party industry sources, steep average selling price (ASP) declines during the first half of 2007 negatively affected revenue, profitability and operating cash flow. At that time, we anticipated an improvement in the market environment for the second half of 2007 and aggressively continued the construction of SP1 and incurred associated capital expenditures with the ultimate goal of significant cost reductions that would enhance our competitive position.

During the second half of 2007, the ASP environment stabilized relative to earlier in the year. However, we faced customer qualification issues resulting in a shortfall of anticipated revenue and increased inventory levels which contributed to our failure to meet financial performance targets in the second half of 2007. For fiscal 2007, cash flow from operations was $216.3 million, which was significantly lower than anticipated. Driven by the facilitization of SP1 and investments in our research and development facilities, our capital spending in 2007 was approximately $1.1 billion.

Our 2008 operating plan included capital expenditures of approximately $535.0 million, of which approximately 80 percent were expected to occur in the first half of the year in order to complete the phase 1 facilitization of SP1. Upon completion of the first phase, SP1 was anticipated to generate approximately $300 million in revenue in 2008.

In the first quarter of 2008, we lost liquidity in our investment in $121.9 million of AAA/Aaa rated auction rate securities (the ARS) because the auctions in which these ARSs were traded failed. Throughout the second and third quarters of 2008, the credit markets continued to deteriorate and we intensified our cash management efforts. Operationally, the ramp-up of SP1 was delayed due to slower than expected customer qualifications and a sharp decline in the Japanese wireless market. In the third quarter of 2008, we engaged investment bankers and capital restructuring advisors to evaluate the situation and to accelerate plans to improve liquidity. Multiple initiatives were launched and/or accelerated, including efforts to sell production facilities, raise capital and seek liquidity options for the ARS.

In the fourth quarter of 2008, the macroeconomic environment deteriorated significantly, causing a sharp decline in worldwide demand for consumer goods, and consequently a sharp reduction of demand for our products. Furthermore, continued tightening of credit availability and general market liquidity initiatives curtailed our ability to execute the liquidity initiatives launched in the third quarter of 2008. As these events unfolded, we intensified our strategic restructuring efforts to include, among other things, pursuing a potential sale of some or all of our assets. The sharp decline in demand, coupled with our inability to execute liquidity initiatives limited our ability to generate sufficient funding for our operations and meet our debt servicing requirements, ultimately leading to the Creditor Protection Proceedings.

The Creditor Protection Proceedings allow us to continue operating our business while continuing to pursue a sale or standalone reorganization process. There is no assurance that we will be successful in completing a sale or reorganization.

Developments Related to our Creditor Protection Proceedings

•

The Spansion Japan Proceeding and the Chapter 11 Cases constituted events of default under the instruments governing substantially all of the indebtedness issued or guaranteed by us. In addition, we may not be in compliance with certain other covenants under the indentures related to certain of our debt or lease instruments.

•

In February 2009, we implemented a workforce reduction of approximately 2,400 employees or 28 percent of the existing employees. In an effort to further reduce costs as we continued our restructuring efforts and explored various strategic alternatives.

•

On March 4, 2009, we received notice of a determination of the NASDAQ Listing Qualifications Department to delist our common stock from trading on NASDAQ Market because of the Chapter 11 Cases. On March 16, 2009, we received an additional notice of a determination for our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. On April 16, 2009, we received an additional notice of a determination that our failure to pay certain fees in accordance with NASDAQ Marketplace Rule 5210(d) is an additional basis for delisting our securities from the NASDAQ Global Select Market. On April 23, 2009, we attended a hearing to contest these delisting determinations. On May 5, 2009, NASDAQ denied our request for continued listing on The NASDAQ Stock Market and informed us that trading of shares of our common stock will be suspended effective at the open of business on Thursday, May 7, 2009. We do not intend to request a review of this decision, and expect NASDAQ to file an application on Form 25-NSE with the Securities and Exchange Commission to effect the delisting of our common stock. We expect that our common stock will be publicly traded on the Pink Sheets with ticker symbol “SPSN.PK.” However, because trading on the Pink Sheets requires a market maker to quote our common stock, trading on the Pink Sheets is not within our control and could be discontinued at any time if no market maker is willing to offer a quote.

•

In connection with developing a plan of reorganization under the Creditor Protection Proceedings, we have decided to pursue a standalone strategy focused on the market for embedded applications and licensing our intellectual property portfolio. As a result, we plan to pursue strategic alternatives for our wireless business.

For a discussion of certain risks and uncertainties related to the Debtors’ Creditor Protection Proceedings, please refer to Item 1A. Risk Factors in this Annual Report on Form 10-K. In addition, we can not assure that potential adverse publicity associated with the Creditor Protection Proceedings and the resulting uncertainty regarding our future prospects will not materially hinder our ongoing business activities and our ability to operate, fund and execute our business plan by impairing relations with existing and potential customers; negatively impacting our ability to attract, retain and compensate key executives and to retain employees generally; limiting our ability to obtain trade credit; and impairing present and future relationships with vendors and service providers. Accordingly, no assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of the respective creditor and equity security holder constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the U. S. Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding rejection by a company’s equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in our common stock or other equity securities, or any claims relating to pre-petition liabilities.

Our Industry

Consumers are increasingly demanding access to digital content through sophisticated communications equipment, consumer electronic products and automotive electronics. People now expect to instantly access, store and interact with multimedia content, including photos, music, video and text files using such products as mobile phones, digital cameras, DVD players, digital HDTVs, set top boxes, or STBs, MP3 players, video players and automotive electronics such as navigation systems. The primary semiconductor component used to store and access this kind of digital content is Flash memory, and as a result, Flash memory has become one of the most critical components of electronic products. Most electronic products use Flash memory to store important program instructions, known as code, as well as multimedia or other digital content, known as data. Code storage allows the basic operating instructions, operating system software or program code to be retained, which allows an electronic product to function, while data storage allows digital content, such as multimedia files, to be retained. There are two major architectures of Flash memory in the market today: NOR Flash memory, which is used for code and data storage in mobile phones and primarily for code storage in consumer and industrial electronics and NAND Flash memory, which is primarily used for data storage in removable memory applications such as Flash memory cards and USB drives, embedded applications such as MP3 players, high-end mobile phones and solid state drives (SSD).

The Flash memory market can be divided into two major categories based on application: the integrated category, which includes wireless and embedded applications, and the removable storage category, which includes Flash memory cards and USB drives. Within the integrated category, portable, battery-powered communications applications are referred to as “wireless” and all other applications, such as consumer, industrial, telecommunications and automotive electronics, are referred to as “embedded.” Based on iSuppli data, the wireless portion of the integrated category, which primarily consists of mobile phones, was the leading market for NOR Flash memory in fiscal 2008. For products we manufacture, we have focused historically on the integrated category of the Flash memory market, including wireless and embedded applications. Global demand for NAND Flash memory is growing faster than that of NOR Flash memory largely on the strength of growth in multimedia consumer applications such as MP3 audio players, video players and high-end mobile phones together with removable storage in applications such as Flash memory cards for digital photography, USB storage for general purpose use and an emerging trend for SSD solutions to replace hard drives in portable computer applications.

Products

Our current product portfolio is based on NOR architecture, and ranges from 1 megabit to 2 gigabits with a broad array of interfaces and features. Historically our products were based on floating gate technology; however, the majority of our new product designs use MirrorBit technology. Our products have traditionally been designed to support code and data storage applications, and serve the wireless and/or embedded applications in the integrated category of the Flash memory market.

In fiscal 2006, our net sales for wireless applications, such as mobile phones, accounted for a majority our net sales. However, in fiscal 2007, the net sales for embedded applications, such as gaming, set top boxes, DVD players and automotive and industrial electronics, grew as a proportion of our total net sales and we began to see a shift toward a balance between net sales of wireless and embedded applications. In fiscal 2008, the net sales of these two applications each represented approximately 50 percent of our total net sales. Sales of MirrorBit technology-based products increased from approximately 50 percent of our total net sales in fiscal 2006 to approximately 71 percent in fiscal 2007 and to approximately 79 percent in fiscal 2008. The remainder of our sales has been based on floating gate technology.

In connection with developing a plan of reorganization under the Creditor Protection Proceedings, we are pursuing a standalone business strategy focused on the market for embedded applications and licensing our intellectual property portfolio. As a result, we plan to pursue strategic alternatives for our wireless business.

Technology

We have developed two Flash memory technologies, single-bit-per-cell floating gate technology and one-, two- or more-bit-per-cell MirrorBit technology, with current MirrorBit products based primarily on two-bits per cell. Our products that are designed primarily for code storage and execution applications are based on NOR Flash memory architecture and utilize either traditional floating gate technology or our MirrorBit technology. Our products that are designed primarily for data storage applications utilize our MirrorBit ORNAND architecture based on MirrorBit NOR technology. We are currently developing MirrorBit NAND2 cell technology, with higher performance and lower cost structure than MirrorBit ORNAND for products designed to support enhanced data storage functionality with higher performance and lower cost structure than MirrorBit ORNAND products. We have created and own fundamental intellectual property in both floating gate and the charge trapping technology used for MirrorBit products.

Floating Gate Technology. Floating gate is the conventional memory cell technology that is utilized by most Flash memory companies today for both NOR and NAND products. A memory cell comprises a transistor having a source, a drain and a control gate to regulate the current flow between the source and the drain, thereby defining whether the memory cell stores a “0” bit or a “1” bit by storing charge in the cell storage medium. Floating gate is a memory cell technology in which the “floating gate” is a conductive storage medium between the control gate and the source and drain. It is referred to as a floating gate as it is electrically isolated or “floating” from the rest of the cell to ensure that stored charge does not leak away resulting in memory loss. We have created innovations in floating gate technology that have become industry standards, such as negative gate erase, single power supply and embedded programming algorithms, and we continue to hold a leading position in the NOR Flash memory segment with our products based on floating gate technology. Our products using floating gate technology are typically used for code storage in applications requiring very high read speeds or the ability to operate at extreme temperatures in harsh environments such as those found in automotive applications. The majority of low density applications also use products based on floating gate technology. In addition, floating gate technology intellectual property is a core component of our technology licensing business.

MirrorBit Technology. To achieve storage density of two bits per cell, we developed MirrorBit NOR technology. MirrorBit NOR technology stores two distinct charges in a single memory cell, with each charge equivalent to one bit of data thereby at least doubling the density, or storage capacity, of each memory cell and enabling higher density, lower cost products. This is made possible because MirrorBit technology stores charge in a nonconductive storage medium, silicon nitride, which eliminates the need for a floating gate, which is the conductive storage medium used by floating gate technology. While electrons stored in a particular location of a MirrorBit nitride cell stay in place, those stored in a floating gate diffuse, preventing the storage of more than one charge in a floating gate cell. This characteristic of MirrorBit technology that enables the storage of charge without it diffusing, moving or flowing throughout the storage region is referred to as charge trapping technology. The quantity of charge stored in each of the two charge storage locations in a MirrorBit cell can also be varied. The combination of the two charge locations and the ability to produce the equivalent of two bits of data in a single charge location results in a total of four bits per cell.

MirrorBit technology is the foundation for expanding our product roadmap with enhanced capabilities. For example, we are developing MirrorBit NAND2, a new MirrorBit cell technology that when combined in a NAND array architecture is designed to support enhanced performance and a process cost structure similar to floating gate NAND manufactured on the same process node. Also, we have leveraged our MirrorBit technology to expand our Flash memory offering into new areas such as Spansion EcoRAM solutions, which are designed to largely replace the use of DRAM with Flash memory based on MirrorBit technology in certain types of servers. We believe that Flash memory innovations made possible by MirrorBit technology will enable us to expand our opportunity in the Flash memory market through products and technology licensing.

Process Technology

Process technology refers to the particular method used to manufacture semiconductor integrated circuits. Like most semiconductor companies, we direct significant efforts toward the invention and development of manufacturing process technologies that achieve one or more of the following objectives: reduction of our manufacturing costs, improvement of our device performance and/or addition of product features and capabilities. We achieve these goals primarily through a combination of optimizing the number of process steps required to produce a product, and by reducing the scale or size of key structures in our integrated circuits such as the cells or transistors used to store charge and the surrounding circuits that manage and interface to these cells. We develop each process technology using particular design rules and refer to this as the process or technology node using nanometers as a measurement of length of certain critical structures in the process. By shrinking the transistors, we enable more transistors in the same area, which allows us to manufacture more bits per wafer at each successive process node, decreasing material cost per bit and increasing yield for a given density. During fiscal 2008, we offered products manufactured on technology nodes from 320-nanometer to 65-nanometer, utilizing MirrorBit and floating gate cell technology. We continue to manufacture products based on floating gate technology at process nodes from 320-nanometer to 110-nanometer. However, during fiscal 2008, the majority of our wafer production was focused on the manufacture of MirrorBit products using 110- and 90-nanometer process technology. We also manufactured MirrorBit ORNAND products and MirrorBit NOR products on 65-nanometer process technology.

Architecture

Flash memory architecture may be defined as the connection of cells in a memory array with circuits that give access to and manage these cells for read, write and erase operations. Traditionally, customers requiring fast read performance and superior reliability have chosen a NOR architecture for program code storage as well as for combined code and data storage purposes. Flash memory customers requiring higher densities, faster write speeds and lower costs mostly for removable data storage applications have typically chosen a NAND architecture. Our products have historically implemented a NOR architecture and therefore have fast random and sequential read, fast random write and high reliability. To address applications in the integrated category of the market that use products with a NAND architecture, we developed an architecture called MirrorBit ORNAND based on our MirrorBit NOR technology.

In the second half of fiscal 2008, we started manufacturing products based on our new MirrorBit Eclipse architecture, which provides high-performance code execution and fast write capability.

In June 2008, we announced plans for Spansion EcoRAM, a system solution developed to replace DRAM in certain types of computing servers. The combination of the fast read and write speed and low energy consumption of Spansion EcoRAM devices in combination with Spansion EcoRAM accelerator technology is designed to enable significant cost and performance improvements in computing data centers.

In September 2008, we announced plans for products based on a new generation of MirrorBit ORNAND architecture, which we refer to as MirrorBit NAND2. The new architecture, planned for introduction at the 43-nanometer process node, is expected to leverage new Flash memory cell technology in a ORNAND Flash memory array that requires 25 percent fewer mask layers than our 65-nanometer MirrorBit NAND technology and is expected to support faster read speed performance, faster write speed performance and lower cost. In addition the MirrorBit NAND2 architecture is designed to support applications serviced through potential independent third parties who may choose to license the technology from Spansion.

Starting at the 65-nanometer process node, both new and existing architectures, such as MirrorBit NOR and MirrorBit Eclipse, include a new capability we refer to as Built In Self Test, or BIST. BIST is available because a microcontroller is designed and built into our Flash memory die. Within a customers’ application, this microcontroller manages the Flash memory, replacing the previous use of fixed function circuits dedicated to this task. However, at the test stage of our manufacturing process we can utilize this same microcontroller to perform self-testing of the Flash memory die. This ability for the die to test itself enables the use of lower cost testers and also permits all die on a wafer to be tested simultaneously. The ability to test all die on a wafer simultaneously is particularly significant in combination with 300-millimeter manufacturing. When using BIST, the test time for a 300-millimeter wafer is similar to a 200-millimeter wafer when producing the same Flash memory die. However, a 300-millimeter wafer can produce more than twice the number of die, effectively doubling test throughput and cutting the test cost in half. Utilizing BIST in the manufacturing processes enables us to significantly reduce test cost and support additional cost savings over conventional test processes using more expensive testers.

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

PL and GL Families. The PL and GL product families, with a 3-volt interface, enable code and data applications in low-end and mid-range mobile phones. The PL and GL product families, which are manufactured using floating gate and MirrorBit technology, include products with a page-mode interface, simultaneous Read/ Write capability and Advanced Sector Protection at 16-megabit to 256-megabit densities for wireless applications providing scalable platforms for code and data applications. PL and GL products are usually combined with third-party SRAM and pSRAM die in a single MCP to meet mobile phone memory needs.

MS Family. The MS family, which includes 512-megabit to 2-gigabit density devices with a 1.8-volt interface, enables enhanced data applications in mid-range and higher-end mobile phones. The MS family, which is manufactured using ORNAND architecture based on MirrorBit NOR technology, includes an interface similar to floating gate NAND. MS products, on their own or together with code-optimized Flash memory products such as those from the WS and NS families, are usually combined with third-party low-power SDRAM die in a single MCP to meet mobile phone memory needs.

We have decided to pursue a standalone business strategy focused on the market for embedded applications and licensing our intellectual property portfolio. As a result, we plan to pursue strategic alternatives for our wireless business.

Embedded Products

We offer a variety of general purpose as well as highly optimized products to serve the diverse needs of the embedded portion of the integrated category. Key embedded products include the following:

AL and GL Families. The AL and GL product families address applications where high reliability coupled with low cost are important, including consumer, gaming, networking and telecommunications. The AL product family offers densities as low as 4 megabits, supports a simpler feature set and provides a standard interface for value-focused applications, such as DVD players. The GL product family offers densities up to 1 gigabit in production and includes a page-mode interface and Advanced Sector Protection to support high performance consumer applications, such as high-end STBs and digital video recorders, or DVRs. MirrorBit technology is utilized for the GL family, while both MirrorBit and floating gate technology are utilized for the AL family.

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

FL Family. The FL product family addresses the need for continued cost reduction in, for example, consumer electronics and industrial applications. The FL family utilizes our MirrorBit technology and a Serial Peripheral Interface with a low pin count package to provide low cost solutions at densities from 32 to 128 megabits.

Development Platforms

We provide development tools and subsystems to customers of our Flash memory products that help them easily and quickly design Flash memory devices into their integrated products. We assist these customers in prototyping their designs with our Flash memory devices by providing the necessary hardware development tools and platforms for design, development, verification, evaluation and programming. Our goal is to streamline and simplify the design and development cycle by providing consistent and comprehensive tools to support the design and development process, from initial system bring-up to final product deployment.

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

Sales and Marketing

We market and sell our products worldwide under the Spansion trademark. Since the beginning of the second quarter of fiscal 2006, we have sold our products to our customers directly or through distributors. We rely on Fujitsu to act as our largest distributor in Japan and our nonexclusive distributor throughout the rest of the world, other than Europe and the Americas, with limited exceptions.

We market our products through a variety of direct and indirect channels. We focus on direct relationships with many of the top mobile phone and embedded Flash memory customers worldwide. We supplement this effort with programs designed to support design-in of our products on reference designs, which are typically used by a broad base of wireless handset manufacturers when choosing Flash memory solutions and selectively by embedded Flash memory customers. In addition, for embedded Flash memory customers, we focus our marketing efforts on providers of complementary silicon to ensure our products interoperate effectively with the most widely used components in various embedded applications.

Our marketing activities targeting customers, reference design houses and our potential partners include a combination of direct marketing activities such as trade shows, events and marketing collateral and indirect activities such as public relations and other marketing communications activities.

Customers

We serve our customers worldwide directly or through our distributors, including Fujitsu, who buy products from us and resell them to their customers, either directly or through third-party distributors. Customers for our products consist of OEMs, original design manufacturers, or ODMs, and contract manufacturers. Among those customers, Nokia Corporation accounted for approximately 18 percent and 10 percent of our net sales in fiscal

2008 and fiscal 2007, respectively. For fiscal 2006, AMD accounted for approximately 13 percent of our net sales. For fiscal 2008, fiscal 2007 and fiscal 2006, Fujitsu accounted for approximately 29 percent, 35 percent and 36 percent of our net sales, respectively. We rely on Fujitsu to act as our largest distributor in Japan and as a nonexclusive distributor throughout the rest of the world, other than Europe and the Americas, with limited exceptions.

Original Equipment Manufacturers

OEMs consist primarily of foreign and domestic manufacturers of mobile phones, consumer electronics, automotive electronics and networking equipment companies, selected regional accounts and customers in other target applications.

Third-Party Distributors

Our third-party distributors typically resell to OEMs, ODMs and contract manufacturers. Sales through our direct distributors are typically made pursuant to agreements that provide return rights for discontinued products or for products that are not more than twelve months older than their manufacturing date code. In addition, some of our agreements with distributors may contain standard stock rotation provisions permitting limited levels of product returns. Our distribution agreement with Fujitsu grants limited stock rotation rights to Fujitsu and allows Fujitsu to provide similar limited rights to some of its distributors. However, to date, Fujitsu has not extended these rights to its distributors. Prior to December 2008, Spansion Japan recognized revenue on all its shipments to Fujitsu upon billing based on terms of the Spansion Fujitsu 2003 distribution agreement. In December 2008, Spansion Japan initiated a distribution agreement with a new distributor instead of selling directly through Fujitsu. Spansion Japan is employing a deferred revenue model for this distributor accounting for $0.9 million of the gross deferred revenue at December 28, 2008.

We generally warrant that products sold to our customers and our distributors will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to specific exceptions, we offer a one-year limited warranty.

Research and Development

Research and development is critical to our success and is focused on process, product and system level development. We conduct our product and system engineering activities primarily in Sunnyvale, California and Kawasaki, Japan, with additional design and development engineering teams located in the United States, Europe and Asia. Our primary development focus is on MirrorBit products for the embedded category of the Flash memory market. We conduct our process development primarily in Sunnyvale, California, our Fab 25 facility located in Austin, Texas and our facilities in Aizu-Wakamatsu, Japan. Currently, we are developing new non-volatile memory process technologies with continuing refinement of our 65-nanometer process technology and plans for development of 45-nanometer and more advanced technology. In April 2009, we stopped further production of development wafers at our research and development manufacturing facility known as the Sub-micron Development Center, or SDC, in Sunnyvale, California, as part of our strategy to reduce research and development costs. We intend to create a restructuring plan that will include evaluation of all alternatives available to us for future research and development wafer production.

Our research and development expenses for fiscal 2008, fiscal 2007 and fiscal 2006 were approximately $431.8 million, $436.8 million, and $342.0 million, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing

We own and operate seven manufacturing facilities, of which three, Fab 25, JV3 and SP1, are wafer fabrication facilities and four are assembly and test facilities. Fab 25 and JV3 are in production with 200-millimeter wafers and we began production of 300-millimeter wafers at SP1 in fiscal 2008.

To augment our internal wafer fabrication capacity, we have foundry agreements with Semiconductor Manufacturing International Corporation, or SMIC, and Fujitsu Limited. We believe the arrangement with SMIC provides flexibility to support customer demand for advanced technology products if we are unable to support such demand from our own in house capacity. In addition, we believe the scale of 300-millimeter foundry manufacturing provides the ability to leverage the lower cost structure provided by such scale. Also, the deployment of leading edge technology in support of foundry manufacturing provides a more cost efficient solution for future research and development wafer production as an alternative to an in house dedicated research and development manufacturing facility for wafer production. We believe the arrangement with Fujitsu Limited, using our former JV1 and JV2 wafer fabrication facilities which we sold to them in April 2007, provides us with the ability to efficiently support the declining customer demand for legacy products on legacy production process nodes. However, in the future we may change the locations where our products are manufactured to reflect changes in customer demand. We have in the past, and may in the future, obtain foundry, subcontractor and other arrangements with third parties to meet demand.

The locations of our wafer fabrication facilities, the process technologies currently employed and the approximate clean room square footage are described in the table below.

Wafer Fabrication Facilities

Name/Location	Wafer Size (diameter in millimeters)	Process Technology (in nanometers)	Approximate Clean Room Square Footage
Austin, Texas
Fab 25	200	65 to 110	114,000
Aizu-Wakamatsu, Japan
JV3	200	110 to 170	120,000
SP1	300	65	95,000

The following table describes the location and approximate clean room square footage of our assembly and test facilities.

Assembly and Test Facilities

Location	Approximate Clean Room Square Footage
Bangkok, Thailand	26,597
Kuala Lumpur, Malaysia	20,350
Penang, Malaysia	50,275
Suzhou, China	16,528

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

Competition

Our principal NOR Flash memory competitors are Numonyx B.V. and Samsung Electronics Co., Ltd. We increasingly compete with NAND Flash memory manufacturers where NAND Flash memory has the ability to replace NOR Flash memory in customer applications and as we develop data storage solutions based on MirrorBit NAND2 for the integrated category of the Flash memory market. Our principal NAND Flash memory competitors include Samsung Electronics Co., Ltd, Toshiba Corporation, Hynix Semiconductor Inc. and Numonyx B.V. In the future, our principal NAND Flash memory competitors may include Intel Corporation, Micron Technology, Inc., IM Flash Technology LLC (the joint venture between Intel Corporation and Micron Technology, Inc.) and SanDisk Corporation.

We believe Flash memory providers must possess the following attributes to remain competitive:

•	strong relationships with OEMs, ODMs and contract manufacturers that are acknowledged leaders within their respective industries;

•	discipline to continually reduce costs ahead of historically declining semiconductor market prices;

•	strong market focus to identify emerging Flash memory applications;

•	leadership in research and development;

•	flexibility in manufacturing capacity and utilization so as to take advantage of industry conditions through market cycles;

•	access to the financial resources needed to maintain a highly competitive technological position;

•	focus on sustainable and profitable segments;

•	the ability to establish and sustain strategic relationships and alliances with key industry participants; and

•	rapid time to market for new products, measured by the time elapsed from first conception of a new product to its commercialization.

Employees

As of December 28, 2008, we had approximately 8,700 employees. All employees of our wholly owned Japanese subsidiary, Spansion Japan, except contract and temporary employees and those who are in managerial positions, are represented by the company union. In February 2009, we implemented a workforce reduction of approximately 2,400 employees or 28 percent of our existing employees.

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

We will no longer make royalty payments associated with licenses that survive the termination of the cross-license agreement. In fiscal 2008, fiscal 2007 and fiscal 2006, we incurred royalty expenses of approximately $3 million, $3 million and $6 million, respectively, to each of AMD and Fujitsu under their respective patent cross-license agreements. The royalty rate we pay to each of AMD and Fujitsu under our patent cross-license agreements with them was reduced from one percent of net sales of our products to 0.5 percent on October 1, 2005, and was further reduced to 0.3 percent on December 21, 2005. Following the conversion of our Class D common stock into Class A common stock, the royalty rate was further reduced to 0.15 percent and declined to $0 in November 2008 and thereafter.

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

We will continue to attempt to negotiate our own agreements and arrangements with third parties for intellectual property and technology that is important to our business, including the intellectual property that we previously had access to through our relationship with AMD. We will also attempt to acquire new patents as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating. If the third-party benefits from an existing patent cross-license agreement with AMD, in many cases it will retain the rights that it has under that agreement even after we cease to be an AMD subsidiary, including rights to utilize the patents that AMD and Fujitsu transferred to us in connection with our reorganization as Spansion LLC in June 2003 and in connection with our initial public offering. In many cases, any such third party will also retain such rights to utilize any patents that have been issued to us or acquired by us subsequent to our reorganization and prior to our no longer being a subsidiary of AMD. Our negotiating position will therefore be impaired, because the other party will already be entitled to utilize a large number, or even all, of our patents, while we will no longer have the right to utilize that party’s patents. As a result, we may be unable to obtain access to the other party’s patent portfolio on favorable terms or at all. Similarly, with respect to licenses from third parties for technology incorporated in our products or software used to operate our business, we may not be able to negotiate prices with these third parties on favorable terms. Third parties also may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted. Such litigation could be extremely expensive and time-consuming. We cannot assure you that such litigation would be avoided or successfully concluded. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of our products, would have a material adverse effect on us, or that we will continue to file or prosecute patent applications in the United States or abroad.

Patents and Patent Applications

As of December 28, 2008, we had 1,376 U.S. patents and 683 foreign patents as well as 638 patent applications pending in the United States. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. In addition, under our cross-license agreement with AMD, AMD granted us the right to use a substantial number of patents that AMD owns. Similarly, under our cross-license agreement with Fujitsu, Fujitsu also granted us the right to use a substantial number of patents that Fujitsu owns. There can be no assurance that the claims allowed on any patents we hold will be sufficiently broad to protect our technology, or that any patents will issue from any application pending or filed by us.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report. If any of the following risks materialize, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the price of our common stock could decline, and you could lose all or part of your investment.

Certain statements in this report contain words such as “could,” “expect,” “may,” “anticipate,” “will,” “believe,” “intend,” “estimate,” “plan,” “envision,” “seek” and other similar language and are considered forward-looking statements. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements that are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, that are difficult to predict and actual outcomes may be materially different. The Creditor Protection Proceedings will have a direct impact on our business and exacerbate these risks and uncertainties. In particular, the risks described below could cause actual events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition and liquidity.

Risks Related to the Creditor Protection Proceedings

On February 10, 2009 (the Proceeding Date), Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan), filed a proceeding under the Corporate Reorganization Law (Kaisha Kosei Ho) of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding), and successively the Spansion Japan proceeding was formally commenced on March 3, 2009 (the Commencement Date), when the Tokyo District Court entered the commencement order and appointed the incumbent representative director of Spansion Japan as trustee. On March 1, 2009 (the Petition Date), Spansion Inc., Spansion Technology LLC, Spansion International, Inc. and Cerium Laboratories LLC each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the Chapter 11 Cases, together with the Spansion Japan Proceeding, the Creditor Protection Proceedings). The following risks relate to the Creditor Protection Proceedings.

Our business, operations and financial position are subject to the risks and uncertainties associated with the Creditor Protection Proceedings.

For the duration of the Creditor Protection Proceedings, our business, operations and financial position will be subject to the risks and uncertainties associated with such proceedings. These risks, without limitation and in addition to the risks otherwise noted in this report, are comprised of:

Strategic risks, including risks associated with our ability to:

•	stabilize the business to maximize the chances of preserving all or a portion of the enterprise;

•	develop a comprehensive restructuring plan and narrow our strategic focus on the embedded solutions business in an effective and timely manner;

•	resolve ongoing issues with creditors and other third parties whose interests may differ from ours;

•	obtain creditor, court and any other requisite third party approvals for a comprehensive restructuring plan;

•	successfully implement a comprehensive restructuring plan; and

•	identify, pursue and successfully execute strategic alternatives for our wireless business.

Financial risks, including risks associated with our ability to:

•	generate cash from operations and maintain adequate available cash;

•	if necessary, arrange for sufficient debtor-in-possession or other financing during the Creditor Protection Proceedings;

•

continue to maintain currently approved intercompany lending and transfer pricing arrangements and ongoing deployment of cash resources throughout the Company in connection with ordinary course intercompany trade obligations and requirements;

•	continue to maintain our cash management arrangements; and obtain any further approvals from the court, creditors or other third parties, as necessary to continue such arrangements;

•	raise capital to satisfy claims, including our ability to sell assets to satisfy claims against us;

•	if necessary, obtain sufficient exit financing to support a comprehensive restructuring plan;

•	maintain research and development investments; and

•	realize full or fair value for any assets or business we may divest as part of a comprehensive restructuring plan.

Operational risks, including risks associated with our ability to:

•

continue operating as a globally integrated unit with Spansion Japan due to actions taken by either (i) Spansion Japan (at the direction of the Spansion Japan trustee or pursuant to orders of the Japanese Court or otherwise) or (ii) Spansion Inc. or Spansion LLC (pursuant to the order of the U.S. Bankruptcy Court or otherwise);

•	attract and retain customers despite the uncertainty caused by the Creditor Protection Proceedings;

•

avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings, including uncertainty surrounding future research and development expenditures and manufacturing plans;

•	maintain market segment share, as our competitors move to capitalize on customer concerns;

•	operate our business effectively in consultation with the court and creditors;

•

actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees;

•	retain and incentivize key employees and attract new employees;

•	retain, or if necessary, replace major suppliers on acceptable terms;

•	avoid disruptions in our supply chain as a result of uncertainties related to our Creditor Protection Proceedings; and

•	maintain current relationships with strategic alliance partners.

Procedural risks, including risks associated with our ability to:

•

obtain court orders or approvals with respect to motions we file from time to time, including motions seeking extensions of the applicable stays of actions and proceedings against us, or obtain timely approval of transactions outside the ordinary course of business, or other events that may require a timely reaction by us or present opportunities for us;

•	resolve the claims made against us in such proceedings for amounts not exceeding our recorded liabilities subject to compromise;

•

prevent third parties from obtaining court orders or approvals that are contrary to our interests, such as the termination or shortening of the exclusivity period in the United States during which we can propose and seek confirmation of a comprehensive restructuring plan or the conversion of our Chapter 11 Cases to Chapter 7 liquidation cases; in which case the U.S. Bankruptcy Court would sell the Debtors non-exempt property and distribute the proceeds to our creditors in accordance with the U.S. Bankruptcy Code; and

•	reject, repudiate or terminate contracts.

Because of these risks and uncertainties, and because we have not yet completed a comprehensive restructuring plan, we cannot predict the ultimate outcome of the restructuring process, or predict or quantify the potential impact on our business, financial condition or results of operations. The Creditor Protection Proceedings provide us with a period of time to attempt to stabilize our operations and financial condition and develop a comprehensive restructuring plan. However, it is not possible to predict the outcome of these proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. Our independent registered public accounting firm has included a going-concern explanatory paragraph in its report on our consolidated financial statements for the year ended December 28, 2008.

Our continuation as a going concern is dependent upon, among other things, our ability to develop, obtain confirmation or approval and implement a comprehensive restructuring plan; generate cash from operations, maintain adequate cash on hand and obtain sufficient other financing during the Creditor Protection Proceedings and thereafter; resolve ongoing issues with creditors and other third parties; and achieve profitability. Even assuming a successful emergence from the Creditor Protection Proceedings, we cannot assure you as to the overall long-term viability of our operational reorganization, including our ability to generate sufficient cash to support our operating needs, fulfill our transformation objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future. In addition, our ability to raise long-term financing will in part depend on the fair market valuation of our business at emergence and the amount of leverage already inherent in our balance sheet. The application of fresh start accounting principles in accordance with U.S. GAAP upon eventual emergence from bankruptcy may result in valuations of long-lived and intangible assets that are less than the carrying value of those assets as currently reflected in the financial statements, which may further hinder our ability to raise financing at or subsequent to emergence from the Creditor Protection Proceedings.

In addition, a long period of operating under Creditor Protection Proceedings may exacerbate the potential harm to our business and further restrict our ability to pursue certain business strategies or require us to take actions that we otherwise would not. These challenges are in addition to business, operational and competitive challenges that we would normally face absent the Creditor Protection Proceedings.

Continuing or increasing pressure on our business, cash and liquidity could materially and adversely affect our ability to fund and restructure our business operations, react to and withstand the current sustained and expanding economic downturn, as well as volatile and uncertain market and industry conditions, and develop and implement a comprehensive restructuring plan. Additional sources of funds may not be available.

Our restructuring measures in recent years have not provided adequate relief from the significant pressures we are experiencing. As global economic conditions dramatically worsened beginning the fourth quarter of 2008, we experienced significant pressure on our business and faced a deterioration of our cash and liquidity, globally as well as on a regional basis, as customers across all businesses suspended, delayed and reduced their expenditures. The extreme volatility in the financial, foreign exchange, equity and credit markets globally and the expanding economic downturn and potentially prolonged recessionary period have compounded the situation. We are continuing to experience significant pressure due to global economic conditions and additionally, we are seeing further impact to our business as a result of the Creditor Protection Proceedings.

Historically, we have deployed our cash throughout the enterprise, through a variety of intercompany borrowing and transfer pricing arrangements. As a result of the Creditor Protection Proceedings, cash in the various jurisdictions is generally available to fund operations in the particular jurisdictions, but generally is not freely transferable between jurisdictions or regions, other than as highlighted in “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report. Thus, there is greater pressure and reliance on cash balances and generation capacity in specific regions and jurisdictions.

We cannot assure you that any further required court approvals for any future financing transactions will be obtained. Furthermore, we cannot assure you that we will be able to continue to maintain ongoing deployment of cash resources throughout our organization worldwide in connection with ordinary course intercompany trade obligations. If our subsidiaries are unable to pay dividends or provide us with loans or other forms of financing in sufficient amounts, or if we continue to have restrictions on the transfer of cash between us and our subsidiaries, including those imposed by courts, foreign governments and commercial limitations on transfers of cash, our cash position would likely be under considerable pressure and our liquidity and our ability to meet our obligations would be adversely affected.

Access to additional funds from liquidity-generating transactions, debtor-in-possession financing arrangements or other sources of external financing may not be available to us and, if available, would be subject to market conditions and certain limitations including court approvals and other requisite approvals by other third parties. We cannot provide any assurance that our net cash requirements will be as we currently expect and will be sufficient for the successful development, approval and implementation of a comprehensive restructuring plan.

We must continue to restructure and transform our business and the assumptions underlying these efforts may prove to be inaccurate. We may not be able to successfully develop, obtain all requisite approvals for, or implement a comprehensive restructuring plan. Failure to obtain the requisite approvals for, or failure to successfully develop and implement our comprehensive restructuring plan within the time granted by the courts would probably lead to the liquidation of all of our assets.

Pursuant to the ongoing Creditor Protection Proceedings we are working on developing a comprehensive restructuring plan. In order to successfully emerge from the Creditor Protection Proceedings, our senior management will be required to spend significant amounts of time developing a comprehensive restructuring plan, instead of focusing exclusively on business operations. Although we have engaged consultants to assist with the restructuring process, we cannot be certain that the diversion of management’s attention from business operations will not adversely affect us.

In connection with the transformation of our business, we have made, and will continue to make, judgments as to whether we should further reduce, relocate or otherwise change our workforce. Costs incurred in connection with workforce reduction efforts may be higher than estimated. In addition, our workforce reduction efforts may impair our ability to achieve our current or future business objectives. Any further workforce efforts including reductions may not occur on the expected timetable and may result in the recording of additional charges.

Further, we have made, and will continue to make, judgments as to whether we should limit investment in, exit, or dispose of certain parts of our business. The Creditor Protection Proceedings and the development of a comprehensive restructuring plan may result in the sale or divestiture of assets, but we cannot assure you that we will be able to complete any sale or divestiture on acceptable terms or at all. Any decision by management to further limit investment in, or exit or dispose of parts of our business may result in the recording of additional charges. As part of our review of our restructured business, we look at the recoverability of tangible and intangible assets. Future market conditions may indicate these assets are not recoverable based on changes in forecasts of future business performance and the estimated useful life of these assets, and this may trigger further write-downs of these assets which may have a material adverse effect on our business, results of operations and financial condition.

We also must obtain the approvals of the respective courts and creditors. For example, we must submit our restructuring plan for the Spansion Japan Proceeding by August 2009 and we may not receive the requisite approvals for such plan from the Tokyo District Court. Similarly, we must submit a comprehensive restructuring plan for the Chapter 11 Cases and we may not receive the requisite approvals from the U.S. Bankruptcy Court. Even if we do receive the requisite approvals, a dissenting holder of a claim against us may challenge and ultimately delay the final approval and implementation of a comprehensive restructuring plan. If we are not successful in developing a comprehensive restructuring plan, or if we are successful in developing it but do not receive the requisite approvals, it is unclear whether we would be able to restructure our business and what distributions, if any, holders of claims against us would receive. Should the applicable stay or moratorium period and any subsequent extension thereof not be sufficient to develop and implement a comprehensive restructuring plan or should such plan not be approved by creditors and the courts and, in any such case, we or Spansion Japan lose the protection of such stay or moratorium, substantially all of our debt obligations will become due and payable immediately, or subject to acceleration, creating an immediate liquidity crisis that in all likelihood would lead to the liquidation of all of our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were able to emerge as a viable, reorganized entity.

Trading in our securities during the pendency of the Creditor Protection Proceedings is highly speculative and poses substantial risks. Our common stock has been delisted from The NASDAQ Stock Market, which makes our common stock significantly less liquid, and may have little or no value.

Our securities may have little or no value. Trading prices are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved comprehensive restructuring plan. In such plan, our existing securities, in particular our common stock, may be cancelled and holders may receive no payment or other consideration in return, or they may receive a payment or other consideration that is less than the trading price or the purchase price of such securities.

On May 5, 2009, The NASDAQ Stock Market informed us that trading of shares of our common stock has been suspended effective at the open of business on Thursday, May 7, 2009. We expect NASDAQ to file an application on Form 25-NSE with the Securities and Exchange Commission to effect the delisting of our common stock.

We have been informed that a market maker will enable our common stock to be traded on the Pink Sheets under the symbol “SPSN.PK.” However, because trading on the Pink Sheets requires a market maker to quote our common stock, trading on the Pink Sheets is not within our control and could be discontinued at any time if no market maker is willing to offer a quote.

Consequently, the liquidity of our common stock could be greatly impaired, not only in the number of shares which could be bought and sold, but also through difficulties in obtaining price quotations, reduction in our coverage by security analysts and in the news media and lower prices for our securities than might otherwise be attained. These circumstances could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares.

Furthermore, over-the-counter (OTC) transactions involve risks in addition to those associated with transactions on a stock exchange. Many OTC stocks trade less frequently and in smaller volumes than stocks listed on an exchange. Accordingly, OTC-traded shares are less liquid and are likely to be more volatile than exchange-traded stocks.

During the pendency of the Creditor Protection Proceedings, our financial results may be volatile and may not reflect historical trends.

During the pendency of the Creditor Protection Proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance following the filing of the Creditor Protection Proceedings. Further, we may sell or otherwise dispose of assets and liquidate or settle liabilities, with court approval, for amounts other than those reflected in our historical financial statements. Any such sale or disposition and any comprehensive restructuring plan could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a comprehensive restructuring plan.

U.S. and Japanese laws impair the ability of claimants to take action against us under our existing contracts, including the outstanding notes and related guarantees by us. Subject to limited exceptions, all actions are stayed and ultimate recoveries cannot be determined at this time.

Generally, in connection with the Creditor Protection Proceedings, all actions to enforce or otherwise effect payment or repayment of our liabilities preceding the Petition Date for the Debtors and the Commencement Date for Spansion Japan, as well as pending litigation against us, are stayed. The U.S. Bankruptcy Code provides for all actions and proceedings against the U.S. Debtors to be stayed while the Chapter 11 Cases are pending, and the Corporate Reorganization Law of Japan similarly provides for all actions and proceedings against Spansion Japan to be stayed while the Spansion Japan Proceeding is pending.

In particular, the rights of the indenture trustees (who represent the holders of debt securities issued by us) to enforce remedies for defaults under our debt securities are subject to the stays, and could be delayed or limited by the restructuring provisions of applicable creditor protection legislation. Moreover, we have not made, and will likely continue not to make, any payments under our various debt securities during the Creditor Protection Proceedings, and holders of our debt securities may not be compensated for any delays in payment of principal, interest and costs, if any, including the fees and disbursements of the trustees.

A comprehensive restructuring plan, if successfully developed and accepted by the requisite majorities of each affected class of creditors and approved by the relevant courts, would be binding on all creditors within each affected class, including those that did not vote to accept the proposal. The ultimate recovery to creditors and security holders, if any, will not be determined until a comprehensive restructuring plan is developed and approved. At this time we do not know what values, if any, will be prescribed pursuant to any such plan to the securities held by each of these constituencies, or what form or amounts of distributions, if any, they may receive on account of their interests.

If we are unable to attract and retain qualified personnel at reasonable costs, we may not be able to achieve our business objectives, and our ability to successfully emerge from the Creditor Protection Proceedings may be harmed.

We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our current business plans and lead us, particularly during the Creditor Protection Proceedings and throughout the development and implementation of a comprehensive restructuring plan. Competition for certain key positions and specialized technical and sales personnel in the high-technology industry remains strong. Our deteriorating financial performance, along with the Creditor Protection Proceedings and workforce reduction create uncertainty that has led to an increase in unwanted attrition, and additional challenges in attracting and retaining new qualified personnel. We are at risk of losing or being unable to hire talent critical to a successful restructuring and ongoing operation of our business. Our ability to retain and attract critical talent is restricted in part by the Creditor Protection Proceedings that, among other things, limit our ability to implement a retention program or take other measures to attract new hires to the Company or motivate employees to remain with us. Our future success depends in part on our continued ability to hire, assimilate in a timely manner and retain qualified personnel, particularly in key senior management positions. If we are not able to attract, recruit or retain qualified employees (including as a result of headcount and salary reductions), we may not have the personnel necessary to develop and implement a comprehensive restructuring plan, and our business, results of operations and financial condition could be materially adversely impacted.

Our ability to independently manage our business is restricted during the Creditor Protection Proceedings, and steps or actions in connection therewith may require the approval of the respective courts, the creditors and the U.S. Trustee.

Pursuant to the various court orders and statutory regimes to which we are subject during the Creditor Protection Proceedings, some or all of the decisions with respect to our business may require consultation with, review by or ultimate approval of one or all of the respective courts in two jurisdictions, the U.S. general unsecured creditors’ committee and the Floating Rate Noteholders. The lack of independence and the related consulting and reporting requirements are expected to significantly extend the amount of time necessary for us to take necessary actions and conclude and execute on decisions, and may make it impossible for us to take actions that we believe are appropriate and necessary. We cannot assure you that the courts, the U.S. Creditors’ Committee, other creditors or the Floating Rate Noteholders will support our positions on matters presented to the courts in the future, or on any comprehensive restructuring plan, once developed and proposed. Disagreements between us and these various third parties could protract the Creditor Protection Proceedings, negatively impact our ability to operate and delay our emergence from the Creditor Protection Proceedings.

Transfers or issuances of our equity, or a debt restructuring, may impair or reduce our ability to utilize our net operating loss carryforwards and certain other tax attributes in the future.

Pursuant to U.S. tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (NOLs) carried forward from prior years. We have NOL carryforwards in the U.S. of approximately $657.0 million as of December 28, 2008. Our ability to utilize these NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of the Creditor Protection Proceedings. During the Creditor Protection Proceedings, the U.S. Bankruptcy Court has entered an order that places certain restrictions on trading in our common stock. However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our NOL carryforwards may not be significantly limited as a result of our restructuring.

In fiscal 2008, NOL carryfowards in the U.S. of approximately $382.3 million were nonutilizable against future taxable income due to the company under going an “ownership change” for purposes of section 382 of the Internal Review Code of 1986, as amended. This resulted in the reduction of gross deferred tax assets in the amount of $133.8 million.

A restructuring of our debt pursuant to the Creditor Protection Proceedings may give rise to cancellation of indebtedness or debt forgiveness (COD), which if it occurs would generally be non-taxable. If the COD is non-taxable, we will be required to reduce our NOL carryforwards and other attributes such as capital loss carryforwards and tax basis in assets, by an amount equal to the non-recognized COD. Therefore, it is possible that, as a result of the successful completion of a comprehensive restructuring plan, we will have a reduction of NOL carryforwards and/or other tax attributes in an amount that cannot be determined at this time and that could have a material adverse effect on our financial position.

Risks Related to our Financial Condition

If we cannot generate sufficient operating cash flows and obtain external financing, we may be materially adversely affected.

As of December 28, 2008, we held cash and cash equivalents of $116.4 million and marketable securities of approximately $94.0 million. Our marketable securities consist solely of auction rate securities, auctions for which have not occurred since February 2008. Our capital expenditures, together with ongoing operating expenses, have been a substantial drain on our cash flows and have decreased our cash balances. In fiscal 2008, we increased cost cutting activities, including: salary reductions; cutting capital spending; freezing headcount; cutting research and development projects; and reducing administrative expenses. Many of these measures will not materially affect our cash outlays until fiscal 2009 or later. Some cost cutting activities may require initial cost outlays before the cost reductions are realized. We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected.

Additional funds from liquidity-generating transactions, debtor-in-possession financing arrangements or other sources of external financing may not be available to us. Such financing would be subject to certain limitations, including court approvals and other requisite approvals by other third parties. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures, or may have an adverse effect on our restructuring process. If we cannot generate sufficient operating cash flows or obtain external financing, we would be materially adversely affected.

Financial market conditions may impede access to or increase the cost of financing operations and investments.

The volatility and disruption in the capital and credit markets has reached unprecedented levels in recent months. These changes in U.S. and global financial and equity markets, including market disruptions and tightening of the credit markets, compounded by us being subject to the Creditor Protection Proceedings, may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing, which would materially adversely affect us.

We are party to several debt instruments for which, as a result of the Creditor Protection Proceedings, an event of default has occurred. In connection with our restructuring, we may enter into debt arrangements in the future, each of which may subject us to restrictive covenants which could limit our ability to operate our business.

As of December 28, 2008, we had an aggregate principal amount of approximately $1.5 billion in outstanding debt, almost all of which became due and immediately payable upon events of default triggered by the occurrence of recent events related to the Creditor Protection Proceedings. During the Creditor Protection Proceedings and upon emergence from them, we will likely need to incur additional indebtedness through arrangements such as credit agreements or term loans that may include restrictions and covenants that are similar or more restrictive than the covenants in our existing debt instruments. These restrictions and covenants limit, and any future covenants and restrictions likely will limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Any debt arrangements we enter into would likely require us to make regular interest payments, which could adversely affect our results of operations.

We cannot assure you that in the future we will be able to satisfy or comply with the provisions, covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. If we fail to satisfy or comply with such provisions, covenants, financial tests and ratios, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers for any future failures to comply with our financial covenants or any other terms of the debt instruments. We also may not be able to obtain amendments which will prevent a failure to comply in the future. A breach of any of the provisions, covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could trigger cross-defaults under other debt instruments, any of which would materially adversely affect us.

Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of December 28, 2008, our marketable securities totaled approximately $94.0 million and consisted solely of AAA/Aaa securities with auction reset features (auction rate securities or ARS) whose underlying assets are student loans and are substantially backed by the U.S. government Federal Family Education Loan Program. During 2008, we experienced failed auctions of our ARS and we cannot assure you that any future auctions would be successful. In November 2008, we accepted an offer to participate in an auction rate securities settlement from UBS Bank USA (UBS), providing us the right, but not the obligation, to sell to UBS up to 100 percent of our ARS at par, commencing June 30, 2010. Our right to sell the ARS to UBS commencing June 30, 2010 through July 2, 2012 represents a put option for a payment equal to the par value of the ARS. Upon acceptance of the offer with UBS, we elected to measure the put option under the fair value option of SFAS No. 159 and recorded $27.5 million as the fair value of the put option asset as of December 28, 2008 and transferred our ARS from available-for-sale to trading investment securities as long term assets. The transfer to trading securities reflects management’s intent to exercise our put option during the period June 30, 2010 to July 3, 2012. In the third and fourth quarters of fiscal year 2008, we recognized other-than-temporary impairment charges of approximately $27.9 million, which were largely offset by the recording of the put option. To the extent market conditions result in changes in the fair value of our ARS, those conditions will also cause the fair value of our put option to change by a comparable offsetting amount.

The put option is subject to a number of risks. Given the substantial dislocation in the financial markets and among financial services companies, we cannot assure you that UBS will ultimately have the ability to repurchase our ARS at par, or at any other price during the put period described above. We will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the rights. Moreover, if we choose to not exercise or UBS is unable to honor the put option, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. If issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. It could take until the final maturity of the underlying notes (up to 39 years) to realize our investments’ recorded value. We can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize additional impairment charges in our results of operations with respect to these investments. Delays in liquidating these securities in the future could have a material adverse effect on us.

For more information on the accounting for ARS, please see “Fair Value of Marketable Securities” section in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and also Note 17 of the Notes to Consolidated Financial Statements in this Annual Report.

On December 29, 2008, we entered into a Credit Line Agreement with UBS that provides up with an aggregate amount of $85 million in the form of an uncommitted revolving line of credit, which is secured by the auction rate securities we hold (the UBS Credit Line). The UBS Credit Line also provides, among other things, that (i) UBS may demand full or partial payment of the credit line at its sole discretion and without cause at any time; and (ii) UBS may at any time in its sole discretion terminate and cancel the credit line; provided, however, that UBS is required to provide us alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events, of which the Creditor Protection Proceedings is one, or the customer relationship between UBS and us is terminated for cause by UBS. On December 29, 2008, we borrowed approximately $74.8 million under the UBS Credit Line. The Creditor Protection Proceedings constituted an event of default under the UBS Credit Line.

Sustained decrease in our market capitalization may be an indicator, under accounting principles generally accepted in the United States, of a potential future impairment of long lived tangible and intangible assets including goodwill which could result in significant charges to earnings.

During fiscal 2008, we experienced a sustained, significant decline in our stock price which resulted in our market capitalization falling below the recorded value of our consolidated net assets. Under accounting principles generally accepted in the United States, we were required to record an impairment charge because changes in circumstances or events (of which one of the several indicators of impairment that was considered jointly is a significant and other than temporary decrease in the our market capitalization) indicated that the carrying values of such assets exceeded their fair value and were not recoverable. This impairment of our net assets resulted in a charge to earnings. A further decline in our market capitalization could result in additional impairment charges, which could further materially and adversely affect our financial results.

Risks Related to our Business

The demand for our products depends in large part on continued growth in the industries into which they are sold. A decline in the markets served by any of these industries, or a decline in demand for Flash memory products in these industries, would have a material adverse effect on our results of operations.

Sales of our Flash memory products are dependent upon consumer demand for mobile phones, consumer electronics such as set top boxes and DVD players, automotive electronics, and industrial electronics such as networking equipment, personal computers and personal computer peripheral equipment such as printers and gaming systems. Sales of our products are also dependent upon the inclusion of increasing amounts of Flash memory content in some of these products.

In fiscal 2008, sales of our products were divided between wireless applications, such as mobile phones, and the combination of consumer and industrial applications such as gaming, set top boxes, DVD players, automotive and industrial electronics. For fiscal 2008, sales for wireless applications and consumer and industrial applications accounted for approximately 50 percent of our total net sales each, as compared to 54 percent and 45 percent, respectively for fiscal 2007, and 60 percent and 40 percent, respectively for fiscal 2006 This represented a shift from fiscal 2007 and fiscal 2006 when sales for wireless applications accounted for a majority of our sales. As a result of the credit market crisis, including uncertainties with respect to financial institutions and global capital markets, increases in energy costs and other macroeconomic challenges, consumer and corporate spending may be modified, delayed or reduced.

Our sales in fiscal 2008 were more heavily weighted in a category of products where the market may be declining. If demand for mobile phones, other consumer products or industrial products in the integrated category of the Flash memory market decline, or if our sales are below industry analysts’ expectations, our business could be materially adversely affected. Also, if the functionality of successive generations of such products does not require increasing Flash memory density or if such products no longer require Flash memory due to alternative technologies or otherwise, our operating results would be materially adversely affected.

Our business has been characterized by an average selling price that declines over time, which can negatively affect our results of operations.

As a semiconductor manufacturing company, our financial results are primarily dependent upon the difference between our average selling price per product and our average costs per product. Generally, we endeavor to maintain or increase our average selling price while lowering our average costs, by improving our product mix, and selling more units. Historically, the selling prices of our products has decreased during the products’ lives, and we expect this trend to continue. When our selling prices decline, our net sales and gross margins also decline unless we are able to compensate by selling more units thereby reducing our manufacturing costs per product or introducing and selling new, higher margin products with higher densities and/or advanced features. If the average selling price for our products continues to decline, our operating results could be materially adversely affected.

During downturns, periods of extremely intense competition, or the presence of oversupply in the industry, the selling prices for our products has declined at a high rate over relatively short time periods as compared to historical rates of decline. We are unable to predict selling prices for any future periods and may experience unanticipated, sharp declines in selling prices for our products. When such pricing declines occur, we may not be able to mitigate the effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially adversely affected.

The Flash memory market is highly cyclical and has experienced severe downturns that have materially adversely affected, and may in the future materially adversely affect, our business.

The Flash memory market is highly cyclical and is currently experiencing, and in the past has experienced severe downturns, generally as a result of wide fluctuations in supply and demand, constant and rapid technological change, continuous new product introductions and price erosion. Our financial performance has been, and may in the future be, adversely affected by these downturns. We have incurred substantial losses in past downturns, and as a result of the current downturn, due principally to:

•	substantial declines in selling prices, particularly due to competitive pressures and an imbalance in product supply and demand;

•	a decline in demand for end-user products that incorporate our products; and

•	lower than expected demand in the distribution channels such as mobile phone OEMs.

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

We rely on our ability to forecast inventory and production mix in order to meet customer demand and produce requisite amounts of our products in order to fill current orders and future orders. Customer demand for our products may be difficult to predict because customers may change their inventory practices on short notice for any reason or they may cancel or defer product orders. The volatility and disruption in the capital and credit markets may make it more difficult for us to forecast demand because our customers may be increasingly focused on cash preservation and tighter inventory management. Finally, the uncertainty caused by the Creditor Protection Proceedings may also impact customer demand.

To forecast demand and value inventory, management considers, among other factors, the inventory on hand, historical customer demand data, backlog data, competitiveness of product offerings, market conditions and product life cycles. Historically, we have generally used a six-month demand forecast in assessing the salability of inventory on hand and did not value inventory in excess of six months of forecasted demand. Beginning in the second quarter of fiscal 2008, as part of a strategy to efficiently manage our new production capacity and to maintain strategic inventory levels of certain products, we have built and valued certain inventory to meet estimated demand as much as twelve months into the future.

If we anticipate future demand or market conditions to be less favorable than our previous projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the write-down is made. This would have a negative impact on our gross margin in that period. While we believe our understanding of the end markets we serve provides us with the ability to make reliable forecasts, we may be unable to forecast accurately. If we inaccurately forecast customer demand, it could result in excess or obsolete inventory that would reduce our profit margins, which would materially adversely affect us.

Any future business combinations, divestitures, acquisitions or mergers expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.

During the Creditor Protection Proceedings we will, and upon emergence from them we may periodically, consider strategic transactions. We may evaluate acquisitions, divestitures, joint ventures, alliances or co-production programs as opportunities arise and we may be engaged in varying levels of negotiations with third parties at any time. We may not be able to effect transactions and if we enter into transactions, we also may not realize the benefits we anticipate. Moreover, the integration of companies that have previously been operated separately involves a number of risks. Consummating any acquisitions, divestitures, joint ventures, alliances or co-production programs could result in the incurrence of additional transaction-related expenses, as well as unforeseen contingent liabilities, which could materially adversely affect us.

We have lost rights to key intellectual property arrangements because we are no longer a beneficiary of AMD’s patent cross-license agreements and other licenses, which creates a greatly increased risk of patent or other intellectual property infringement claims against us.

As a subsidiary of Advanced Micro Devices, Inc. (AMD) until our initial public offering in December 2005, we were the beneficiary of AMD’s intellectual property arrangements with third parties, including patent cross-license agreements with other major semiconductor companies such as Intel, Motorola and IBM, and licenses from third parties for technology incorporated in our products and software used to operate our business. We are no longer a subsidiary of AMD. As a result, we may be subject to claims that we are infringing intellectual property rights of third parties through the manufacture and sale of our products and the operation of our business. Therefore, absent negotiating our own license agreements with the third parties who own such intellectual property, we will be vulnerable to claims by such parties that our products or operations infringe such parties’ patents or other intellectual property rights.

We may attempt to negotiate our own agreements and arrangements with third parties for intellectual property and technology that are important to our business, including the intellectual property that we previously had access to through our relationship with AMD. We may also attempt to acquire new patents as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating. In many cases, third parties also have rights to utilize any patents that have been issued to us or acquired by us between the dates of our reorganization in 2003 and our initial public offering in 2005 or, in some cases, between the dates of our reorganization in 2003 and the conversion of the Class D common stock in 2006. Our negotiating position may therefore be impaired, because the other party will already be entitled to utilize a large number of our patents, while we will no longer have the right to utilize that party’s patents. As a result, we may be unable to obtain access to the other party’s patent portfolio on favorable terms or at all. Similarly, with respect to licenses from third parties for technology incorporated in our products or software used to operate our business, we may not be able to negotiate prices with these third parties on terms as favorable to us as those previously available to us because we are no longer able to take advantage of AMD’s size and purchasing power. These parties, and other third parties with whom AMD had no prior intellectual property arrangement, may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted. Such litigation could be extremely expensive and time consuming. We cannot assure you that such litigation would be avoided or successfully concluded. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture or sale of some or all of our products, would have a material adverse effect on us.

A significant market shift to NAND architecture would materially adversely affect us.

Flash memory products are generally based on either NOR or NAND architecture. To date, our Flash memory products have been based on NOR architecture which are typically produced at a higher cost-per-bit than NAND-based products. We have developed our MirrorBit ORNAND and MirrorBit Eclipse architectures to address certain portions of the integrated category of the Flash memory market served by NAND-based products, but we cannot be certain that our MirrorBit ORNAND- or Eclipse-based products will satisfactorily address those market needs.

In each of the last five years from 2004 to 2008, industry sales of NAND-based Flash memory products increased as a percentage of total Flash memory sales compared to sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. In 2008, according to iSuppli, total sales for the Flash memory market reached approximately $17.9 billion, of which approximately 34 percent was classified as sales of NOR-based Flash memory products and approximately 66 percent was classified as sales of NAND-based Flash memory products. iSuppli estimates that sales of NAND-based Flash memory products declined by approximately 15 percent from 2007 to 2008 and will grow at a 5 percent compound annual growth rate from 2008 to 2013, while sales of NOR-based Flash memory products declined by approximately 21 percent from 2007 to 2008 and will decline by approximately 12 percent compound annual rate from 2008 to 2013. We expect the Flash memory market trend of decreasing market share for NOR-based Flash memory products relative to NAND-based Flash memory products to continue in the foreseeable future.

Moreover, the removable storage category of the Flash memory market, which is predominantly served by floating gate NAND vendors, is expected to constitute a significant portion of the Flash memory market for the foreseeable future. As mobile phones and other consumer electronics become more advanced, they will require higher density Flash memory to meet the increased data storage requirements associated with music downloads, photos and videos. Because storage requirements will increase to accommodate data-intensive applications, OEMs may increasingly choose higher density floating gate NAND-based Flash memory products over MirrorBit NOR-, ORNAND- or Eclipse-based Flash memory products for their applications. If this occurs and OEMs continue to prefer floating gate NAND-based products over those of MirrorBit NOR-, ORNAND—or Eclipse-based products for their applications, we may be materially and adversely affected. Moreover, some of our competitors are able to manufacture floating gate NAND-based Flash memory products on 300-millimeter wafers produced in much larger capacity fabs than our SP1 fab or the wafer manufacturing fabs of our third party wafer foundry. In addition, some of our competitors may choose to utilize more advanced manufacturing process technologies than we may have available to offer products competitive to ours at a lower cost. If floating gate NAND vendors continue to increase their share of the Flash memory market, our market share may decrease, which would materially adversely affect us.

In addition, even if products based on NAND architecture are unsuccessful in displacing products based on NOR architecture, the average selling price for our products may be adversely affected by a significant decline in the price for NAND-based products. Such a decline may result in downward price pressure in the overall Flash memory market affecting the price we can obtain for our NOR-based products, which would adversely affect us. We believe such downward pricing pressure was a factor in the significant declines in the selling prices of our products in 2007 and 2008. If the prices for NAND products do not improve, or continue to decline, we may be materially adversely affected.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in technology or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

In order to compete, we are required to make substantial investments in research and development for design, process technologies and production in an effort to design and manufacture advanced Flash memory products. For example, in fiscal 2008 and fiscal years 2007 and 2006, our research and development expenses were approximately $ 431.8 million, $436.8 million and $342.0 million, respectively, or approximately 19, 17 and 13 percent, respectively, of our net sales.

Currently, we are developing new non-volatile memory process technologies, including 45-nanometer process technologies. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive, which could materially adversely affect us. Further, we cannot assure you that our investments in research and development will result in increased sales or competitive advantage, which could adversely affect our operating results.

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

Our competitors are working on a number of new technologies, including FRAM, MRAM, polymer, charge trapping and phase-change based memory technologies. One of our competitors began shipping products based on phase-change based memory technology in 2008. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate Flash memory, these other products could pose a competitive threat to existing Flash memory companies, including us. In addition, some of Saifun’s licensees and customers are our competitors or work with our competitors and have licensed Flash memory intellectual property associated with charge trapping technology from Saifun. Use of this charge trapping intellectual property or use of independently developed charge trapping Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory technology that may compete with our proprietary MirrorBit technology.

If we fail to successfully develop products based on our new MirrorBit ORNAND, MirrorBit Eclipse or MirrorBit NAND2 architectures, or if there is a lack of market acceptance of these products, our future operating results would be materially adversely affected.

We are attempting to position ourselves to address the increasing demand for data optimized Flash memory by offering higher density, lower cost and more versatile products based on our new MirrorBit ORNAND, MirrorBit Eclipse and MirrorBit NAND2 architectures. The success of these architectures requires that we timely and cost effectively develop, manufacture and market products based on these architectures that are competitive with floating gate NAND-based Flash memory solutions. While we have made some progress on developing and commercializing products based on these architectures, we may not be able to continue to do so in accordance with our product development plans or at a rate and cost structure required for us to remain competitive. If we fail to continue to develop and commercialize products based on these architectures on a timely basis at a competitive cost structure, our future operating results would be materially adversely affected. Furthermore, if market acceptance of products based on our MirrorBit architectures occurs at a slower rate than we anticipate, our ability to compete will be reduced, and we would be materially adversely affected. If we do not achieve market acceptance of these architectures or subsequent MirrorBit products, our future operating results would be materially adversely affected.

If we fail to successfully develop new applications and markets for our products our future operating results would be materially adversely affected.

We are developing new applications and opportunities for our products beyond our traditional customer base and in some cases plan to deploy our Flash memory solutions beyond current Flash memory markets. We expect these new applications to grow future net sales, future margin or a combination of both. However, some of these opportunities require that we are successful in creating, marketing, gaining customer acceptance of and deploying these new system architectures into a customer base where we do not have a historic business relationship and where our solution is required to replace established and proven solutions. In some cases our solutions rely on third parties to contribute a significant and necessary component of the solution without which the solution is nonviable. If we are unsuccessful in our attempts to bring new products to market, experience significant delays in generating sales, fail to establish the value of this solution or face competition from third parties or incumbent suppliers that result in lower margins than expected, then our future operating results would be materially adversely affected.

Our reliance on third-party manufacturers entails risks that could materially adversely affect us.

We have in the past and plan in the future to obtain foundry, subcontractor and other arrangements with third parties to meet demand. Foundry services suppliers, from which we may obtain foundry services in the future, include Fujitsu Microelectronics Limited (as a result of the sale of our JV1/JV2 manufacturing facilities in April 2007) and Semiconductor Manufacturing International Corporation from which we may obtain foundry services in the future. We also use independent contractors to perform some of the assembly, testing and packaging of our products. Third-party manufacturers are often under no obligation to provide us with any specified minimum quantity of product. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. We also rely on these manufacturers to invest capital into their facilities to meet our needs. Given the Creditor Protection Proceedings and the current volatility and disruption in the capital and credit markets worldwide, we cannot assure you that they will make the investments in their facilities previously contemplated. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and may not be able to attain qualification from our customers. In addition, any significant change in the payment terms we have with our key suppliers could adversely affect us.

These manufacturers also make products for other companies, including certain of our competitors, and/or for themselves and could choose to prioritize capacity for themselves or other customers beyond any minimum guaranteed amounts, reduce deliveries to us or, in the absence of price guarantees, increase the prices they charge us on short notice, such that we may not be able to pass cost increases on to our customers. The likelihood of this occurring may be greater as a result of the Creditor Protection Proceedings. Because it could take several quarters or more to establish a relationship with a new manufacturing partner, we may be unable to secure an alternative supply for specific products in a short timeframe or at all at an acceptable cost to satisfy our production requirements. In addition, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Other risks associated with our increased dependence on third-party manufacturers include: their ability to adapt to our proprietary technology, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, lack of capacity in periods of excess demand, misappropriation of our intellectual property, reduced ability to manage inventory and parts and risks associated with operating in foreign countries. If we are unable to secure sufficient or reliable suppliers of wafers or obtain the necessary assembling, testing and packaging services, our ability to meet customer demand for our products may be adversely affected, which could have a material adverse effect on us.

Industry overcapacity could require us to take actions which could have a material adverse effect on us.

Semiconductor companies with their own manufacturing facilities and specialist semiconductor foundries, which are subcontractors that manufacture semiconductors designed by others, have added significant capacity in recent years. In 2008, the significant excess capacity led to oversupply and a downturn in the memory industry. The contraction of the worldwide economy, especially in the fourth quarter of 2008, further compounded industry over capacity. Continuing manufacturing overcapacity in the industry is having a material adverse effect on us. Furthermore, fluctuations in the growth rate of industry capacity relative to the growth rate in demand for Flash memory products can contribute to cyclicality in the Flash memory market, which may in the future negatively impact our selling prices and materially adversely affect us.

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

Many of our costs are fixed. Additionally, pursuant to some of our subcontractor and foundry arrangements with third parties we may incur and pay penalties, according to which we have agreed to pay for a certain amount of product even if we do not accept delivery of all of such amount. Accordingly, during periods in which we under-utilize our manufacturing capacity as a result of reduced demand for some of our products, our costs cannot be reduced in proportion to the reduced net sales for such periods. When this occurs, our operating results are materially adversely affected.

Our customers’ ability to change booked orders may lead to excess inventory.

Because our manufacturing processes require long lead times, we use indicators such as booking rates in conjunction with other business metrics, to schedule production in our fabrication facilities. Consequently, when customers change orders booked with us, our planned manufacturing capacity may be greater or less than actual demand, resulting in less than optimal inventory levels. When this occurs, we adjust our production levels but such adjustments may not prevent our production of excess inventory in environments when bookings are strong. As a result, our business may be materially adversely affected.

Intense competition in the Flash memory market could materially adversely affect us.

Our principal NOR Flash memory competitors are Numonyx B.V. and Samsung Electronics Co., Ltd. Additional significant NOR Flash memory competitors include Silicon Storage Technology, Inc., Macronix International Co., Ltd., Toshiba Corporation and Sharp Electronics Corp.

We increasingly compete with NAND Flash memory manufacturers where NAND Flash memory has the ability to replace NOR Flash memory in customer applications and as we develop data storage solutions based on our MirrorBit ORNAND, MirrorBit Eclipse and MirrorBit NAND2 architectures for the integrated category and select portions of the removable category of the Flash memory market. Our principal NAND Flash memory competitors include Samsung Electronics Co., Ltd, Toshiba Corporation, Hynix Semiconductor Inc. and Numonyx. In the future our principal NAND Flash memory competitors may include Intel Corporation, Micron Technology, Inc., IM Flash Technology LLC, the joint venture between Intel and Micron Technology, Inc. and SanDisk Corporation.

The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality, customer relationships and ability to provide value-added solutions. In particular, in the past, our competitors have aggressively priced their products, which resulted in a decreased selling prices for our products in the first half of fiscal 2007 and adversely impacted our results of operations. Some of our competitors, including Samsung, Toshiba and Sharp, are more diversified than we are and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment. Some of our competitors are able to manufacture floating gate NAND-based Flash memory products on 300-millimeter wafers produced in much larger capacity fabs than we may have access to or may choose to utilize more advanced manufacturing process technologies than we will have to offer products competitive to ours at a lower cost. Moreover, products based on our MirrorBit ORNAND-, MirrorBit Quad-, MirrorBit Eclipse- and MirrorBit NAND2-based architectures may not have the price, performance, quality and other features necessary to compete successfully for these applications.

We expect competition in the market for Flash memory devices to intensify as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share. The competition we face may also intensify, particularly in light of the Creditor Protection Proceedings, if our competitors, who may have greater financial resources than us, increase their focus on the Flash memory products, or segments of the Flash memory markets, that generate a significant portion of our net sales.

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

The Flash memory industry is characterized by rapid technological changes. For example, new manufacturing process technologies using smaller feature sizes and offering better performance characteristics are generally introduced every one to two years. The introduction of new manufacturing process technologies allows us to increase the functionality of our products while at the same time optimizing performance parameters, decreasing power consumption and/or increasing storage capacity. In addition, the reduction of feature sizes enables us to produce smaller chips offering the same functionality and thereby considerably reduces the costs per bit. In order to remain competitive, it is essential that we secure the capabilities to develop and qualify new manufacturing process technologies. For example, our leading Flash memory products must be manufactured at 65-nanometer and more advanced process technologies and on 300-millimeter wafers. If we are delayed in transitioning to these technologies and other future technologies, we could be materially adversely affected. As a result of the Creditor Protection Proceedings and in conjunction with developing a plan of reorganization, we may be forced to shut down or abandon current plans for our manufacturing facilities. These actions would likely exacerbate this risk.

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

As a result of our foreign operations, we have sales, expenses, assets and liabilities that are denominated in Japanese yen and other foreign currencies. For example:

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

We operate in more than ten countries and we derive a majority of our net sales outside the United States. Our business depends on the overall worldwide economic conditions and the economic and business conditions within our customers’ industries. Our business may also be affected by economic factors that are beyond our control, such as downturns in economic activity in a specific country or region. A further weakening of the worldwide economy or the economy of individual countries or the demand for our customers’ products may cause a greater decrease in demand for our products, which could materially adversely affect us.

Our consolidated financial results could also be significantly and adversely affected by geopolitical concerns and world events, such as wars and terrorist attacks. Our net sales and financial results have been and could be negatively affected to the extent geopolitical concerns continue and similar events occur or are anticipated to occur. In particular, consequences of military action in the Middle East have in the past, and may in the future, adversely affect demand for our products and our relationship with various third parties with which we collaborate. In addition, terrorist attacks may negatively affect our operations, directly or indirectly, and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us.

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

The majority of our wafer fabrication capacity is located in Japan, which is subject to the Spansion Japan Proceeding, and nearly all final test and assembly of our products is performed at our facilities in China, Malaysia and Thailand and by third parties in Taiwan and Japan. In addition, we have international sales operations and, as part of our business strategy, we are continuing to seek to expand our product sales in high growth markets. The political and economic risks associated with our sales to, and operations in, foreign countries include:

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

We manufacture wafers in our JV3 and SP1 fabrication facilities in Japan. If we are required for any reason to transfer wafer production from our Japan facilities to our Fab 25 facility in Austin, Texas or to third party foundries, we may not be able to make this transition in a timely manner or find third-party manufacturers with sufficient capacity to produce wafers of acceptable quality at acceptable manufacturing yields and prices or to deliver wafers in a timely manner. If we are not able to successfully transition this manufacturing to other facilities, we may be materially adversely affected. In addition, our sales in Japan, and certain other locations throughout the world, are made through Spansion Japan. If Spansion Japan no longer manages these sales for us, we would be required to develop alternative methods of distributing and selling our products. To sell our products in Japan, we would have to establish a separate sales force and administrative support in Japan and continue to rely on Fujitsu as a distributor, or rely on another distributor. If we are unsuccessful in establishing alternative sales channels, our sales in Japan may decline and we may be materially adversely affected.

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

Our business, worldwide operations and the operations of our suppliers could be subject to natural disasters and other business disruptions, which could harm our future net sales and financial condition and increase our costs and expenses.

Our worldwide operations and business could be subject to natural disasters and other business disruptions, such as a world health crisis, fire, earthquake, tsunami, volcano eruption, flood, hurricane, power loss, power shortage, telecommunications failure or similar events, which could harm our future net sales and financial condition and increase our costs and expenses. For example, during the first quarter of fiscal 2008, our business was adversely affected by severe weather conditions in China which caused us to experience decreased demand for our products in that region. In addition, our corporate headquarters are located near major earthquake fault lines in California, and one of our two wafer fabrication facilities, as well as our new 300-millimeter wafer fabrication facility, SP1, are located near major earthquake fault lines in Japan. Also, our assembly and test facilities located in China, Malaysia and Thailand may be affected by tsunamis. In the event of a major earthquake or tsunami, we could experience loss of life of our employees, destruction of facilities or other business interruptions. If such business disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or demand for our products, or directly impact our marketing, manufacturing, financial, and logistics functions, our results of operations and financial condition could be materially adversely affected.

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

We currently rely on Fujitsu Microelectronics Limited (FML) through its subsidiary Fujitsu Electronics Inc. (FEI) to act as the largest distributor of our products to customers in Japan, which was an important geographic market in fiscal 2006, 2007 and 2008. Under our distribution agreement with FML, FML has agreed to use its best efforts to promote the sale of our products in Japan and to other customers served by FML. In the event that we reasonably determine that FML’s sales performance in Japan and to those customers served by FML is not satisfactory based on specified criteria, then we have the right to require FML to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include appointing another distributor as a supplementary distributor to sell products in Japan and to customers served by FML. Pursuing these actions would be costly and disruptive to the sales of our products in Japan. If FML’s sales performance in Japan is unsatisfactory or if we are unable to successfully maintain our distribution agreement and relationship with FML and we can not timely find a suitable supplementary distributor, we could be materially adversely affected.

On December 28, 2007, we entered into an amendment to our distribution agreement which provides, among other terms, that FML no longer has territorial exclusivity in Japan, the distribution agreement would expire on September 30, 2008, and effective April 1, 2008 we may enter into distribution agreements with FML’s sub-distributors in Japan. We entered into a second amendment to our distribution agreement, effective September 30, 2008, extending the term of the agreement until we enter into a successor distribution agreement with FEI, or April 25, 2009. If FML or FEI unexpectedly terminates its distribution agreement with us, or otherwise ceases its support of our customers in Japan, we would be required to rely on a relationship with another distributor or establish our own local sales organization and support functions. We cannot be certain that we will be successful in selling our products to customers currently served by FML or new customers. If customers currently served by FML, or potential new customers, refuse to purchase our products directly from us or from another distributor, our sales in Japan may decline, and we could be materially adversely affected.

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

Our principal engineering, manufacturing and administrative facilities as of December 28, 2008, comprise approximately 4.9 million square feet and are located in the United States, Italy, France, Israel, Japan, Korea, Malaysia, Thailand and China. Over 4.3 million square feet of this space is in buildings we own. The remainder of this space is leased. We lease from Fujitsu Limited (Fujitsu) approximately 1.3 million square feet of land in Aizu-Wakamatsu, Japan for our wafer fabs including the land upon which JV3 and SP1 are located and we lease office space in Aichi, Japan from a subsidiary of Fujitsu, Fujitsu VLSI. We lease approximately 635,000 square feet of land in Suzhou, China for our assembly and test facility. Our Fab 25 facility in Austin, Texas and our facility in Sunnyvale, California are encumbered by liens securing our senior secured term loan facility and our senior secured floating rate notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

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

Tessera ITC Action

On April 17, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission (“ITC”) against respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion Inc., Spansion LLC and STMicroelectronics N.V. Tessera claims that “face up” and “stacked-chip” small format laminate Ball Grid Array (“BGA”) packages, including the Spansion 5185941F60 chip assembly, infringe certain specified claims of United States Patent Nos. 5,852,326 and 6,433,419 (“Asserted Patents”). The complaint requests that the ITC institute an investigation into the matter. The complaint seeks a permanent exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States all semiconductor chips with small format laminate BGA semiconductor packaging that infringe any of the Asserted Patents, and all products containing such infringing small format laminate BGA semiconductor packaged chips. The complaint also seeks a permanent cease and desist order pursuant to section 337(f) of the Tariff Act of 1930, as amended, directing respondents with respect to their domestic inventories to cease and desist from marketing, advertising, demonstrating, sampling, warehousing inventory for distribution, offering for sale, selling, distributing, licensing, or using any semiconductor chips with small format laminate BGA semiconductor packaging that infringe any of the Asserted Patents, and/or products containing such semiconductor chips. On May 15, 2007, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, Inv. No. 337-TA-605, identifying ATI Technologies, ULC, Freescale Semiconductor, Inc., Motorola, Inc., Spansion Inc., Spansion LLC and STMicroelectronics N.V. (“Respondents”) as respondents. On June 8, 2007, Respondents filed a motion to stay the ITC investigation pending reexamination of the Asserted Patents by the U.S. Patent and Trademark Office. On July 11, 2007, Administrative Law Judge Carl C. Charneski set an Initial Determination date of May 21, 2008 and a target date for completion of the ITC Investigation of August 21, 2008. On October 17, 2007, the ITC investigation was reassigned to Administrative Law Judge Theodore Essex, who set a hearing for February 25, 2008. On February 26, 2008, Judge Essex issued an Initial Determination granting respondents’ motion for a stay of the ITC investigation pending completion of the re-examination of the Asserted Patents by the U.S. Patent and Trademark Office. On March 4, 2008, Tessera filed, with the ITC, a Petition for Review of the Initial Determination Ordering Stay. On March 27, 2008, the ITC issued an order reversing Judge Essex’s Initial Determination, and denying respondents’ motion for a stay of the ITC investigation pending reexamination of the Asserted Patents. On May 13, 2008, Judge Essex set an Initial Determination date of October 20, 2008, with a hearing date of July 14, 2008, and a target date for completion of the ITC investigation of February 20, 2009. On July 14, 2008, Judge Essex held an evidentiary hearing in the ITC investigation, and completed the hearing on July 18, 2008. On October 16, 2008, Judge Essex issued an order resetting the Initial Determination date to December 1, 2008, and the target date for completion of the ITC investigation to April 3, 2009. On December 1, 2008, Judge Essex issued an Initial Determination, ruling that the accused small-format BGA packages of Spansion Inc. and Spansion LLC and the other Respondents did not infringe the asserted claims of the Asserted Patents and, therefore, Spansion Inc. and Spansion LLC and the other Respondents were not in violation of section 337 of the Tariff Act of 1930. On December 15, 2008, Tessera filed with the ITC a petition to review the Initial Determination. On January 30, 2009, the ITC issued a notice to review in part Judge Essex’s decision finding no violation of section 337. On February 10, 2009, the ITC issued an order resetting the target date for completion of the ITC Investigation to April 14, 2009. On March 31, 2009 the ITC issued an order requesting additional briefing on certain remedy issues and resetting the target date for completion of the ITC Investigation to May 20, 2009.

We believe that we have meritorious defenses against Tessera’s claims and we intend to defend this proceeding vigorously.

LSI, Agere v. Spansion, Inc., et al.

On April 18, 2008, LSI Corporation and Agere Systems, Inc. filed a complaint, Civil Action No. 2—08 CV -165, in the United States District Court for the Eastern District of Texas, against defendants United Microelectronics Corporation, Integrated Device Technology, Inc., AMIC Technology Corporation, Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Microchip Technology, Inc., Micromas Semiconductor Holding, AG, National Semiconductor Corporation, Nanya Technology Corporation, NXP B.V., ON Semiconductor Corporation, Powerchip Semiconductor Corporation, ProMOS Technologies, Inc., Spansion, Inc., STMicroelectronics NV and Vanguard International Semiconductor Corporation (“Defendants”). The complaint alleges that certain Spansion Flash products, including Spansion’s 4 Mb CMOS 3.0 Volt-only Simultaneous Read/Write Flash Memory and 1 G MirrorBit NOR Flash products, infringe at least claim 1 of U.S. Patent No. 5,227, 335 (the “Asserted Patent”). The complaint seeks a declaration that Spansion infringes the Asserted Patent, permanent injunctive relief and unspecified reasonable royalty and other damages, a trebling of damages for alleged willful conduct and attorney’s fees. On June 13, 2008 Defendants filed an Unopposed Motion to stay the Eastern District of Texas action pending resolution of an International Trade Commission investigation (“ITC”) that is described below. On June 13, 2008, Judge T. John Ward issued an order staying the Eastern District of Texas action until a final determination of the ITC investigation described below.

We believe that we have meritorious defenses against LSI’s and Agere’s claims and we intend to defend the lawsuit vigorously.

LSI, Agere ITC Investigation

On April 18, 2008, LSI Corporation and Agere Systems, Inc. (collectively “Complainants”) filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission (“ITC”) against respondents United Microelectronics Corporation, Integrated Device Technology, Inc., AMIC Technology Corporation, Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Microchip Technology, Inc., Micromas Semiconductor Holding, AG, National Semiconductor Corporation, Nanya Technology Corporation, NXP B.V., ON Semiconductor Corporation, Powerchip Semiconductor Corporation, ProMOS Technologies, Inc., Spansion, Inc., STMicroelectronics NV and Vanguard International Semiconductor Corporation. The complaint alleges that certain Spansion Flash products, including Spansion’s 4 Mb CMOS 3.0 Volt-only Simultaneous Read/Write Flash Memory and 1 G MirrorBit NOR Flash products, infringe at least claim 1 of U.S. Patent No. 5,227,335 (the “Asserted Patent”). The complaint identifies, under the heading “Related Litigations,” other lawsuits involving the Asserted Patent, including Agere Systems, Inc. v Atmel Corporation, Civil Action No. 2:02-CV-864 (E.D. Pa.) (the “Atmel case”). The complaint requests that the ITC institute an investigation into the matter. The complainant seeks a permanent exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States all semiconductor IC devices and products containing same, made by a method that infringes one or more claims of the Asserted Patent. The complainant also seeks a permanent cease and desist order pursuant to section 337(1) of the Tariff Act of 1930, as amended, directing respondents to cease and desist from importing, selling, offering for sale, using, demonstrating, promoting, marketing, and/or advertising in the United States, or otherwise transferring outside the United States for sale in the United States, semiconductor IC devices and products containing same made by a method that infringes one or more claims of the Asserted Patent. On May 16, 2008, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Integrated Circuits Using Tungsten Metallization and Products Containing Same No. 337-TA-648, identifying United Microelectronics Corporation, Integrated Device Technology, Inc., AMIC Technology Corporation, Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Microchip Technology, Inc., Micromas Semiconductor Holding, AG, National Semiconductor Corporation, Nanya Technology Corporation, NXP B.V., ON Semiconductor Corporation, Powerchip Semiconductor Corporation, ProMOS Technologies, Inc., Spansion, Inc., STMicroelectronics NV and Vanguard International Semiconductor Corporation (“Respondents”) as respondents. On June 5, 2008, respondents Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Integrated Device Technology, Microchip Technology, Inc., Nanya Technology Corp., Powerchip Semiconductor Corp., Spansion Inc. and ST Microelectronics N.V. filed a joint motion for summary determination that Complainant is precluded from re-litigating an invalid patent, based upon the jury finding of invalidity and the court ruling affirming the invalidity finding of the Asserted Patent in the Atmel case. On June 27, 2008, Administrative Law Judge Carl L. Charneski set an Initial Determination date of May 21, 2009, with a hearing to be completed by March 13, 2009, and a target date for completion of the ITC investigation of August 21, 2009. On September 18, 2008, Judge Charneski granted Complainants’ motion to add five respondents, Dongbu HiTek Semiconductor Business; Jazz Semiconductor, Magnachip Semiconductor; Qimonda AG, and Tower Semiconductor, Ltd. On October 30, Judge Charneski denied Complainants’ request to add additional claims of infringement against Spansion, and also suspended the current procedural schedule. On November 5, 2008, Judge Charneski issued an order modifying procedural schedule, setting a hearing date of July 20, 2008 and issued a separate order setting an Initial Determination date of September 21, 2009, and a target date for completion of the ITC investigation of January 21, 2010. On December 11, 2008, Judge Charneski issued an Initial Determination denying respondents’ motion for summary determination that Complainant should be precluded from re-litigating an invalid patent. On February 3, 2009, the ITC issued an opinion affirming the ITC determination that Complainant is not precluded from re-litigating the validity of the patent.

We believe that we have meritorious defenses against LSI’s and Agere’s claims and we intend to defend this proceeding vigorously.

Fast Memory Erase LLC v. Spansion Inc., et al.

On June 9, 2008, Fast Memory Erase LLC filed a complaint in the U.S. District Court for the Northern District of Texas alleging patent infringement against Spansion Inc., Spansion LLC, Intel Corp., Numonyx B.V., Numonyx, Inc., Nokia Corp., Nokia Inc., Sony Ericsson Mobile Communications AB, Sony Ericsson Mobile Communications (USA), Inc., and Motorola, Inc. The case is styled, Fast Memory Erase, LLC v. Spansion Inc., Spansion LLC, et al., Case No. 3:08-CV-00977-M (N.D. Tex.). Fast Memory Erase’s complaint alleges that Spansion’s NOR Flash products using floating gate technology infringe one or more claims of U.S. Patent No. 6,236,608 (the ‘608 patent). Fast Memory Erase has also asserted U.S. Patent No. 6,303,959 (the ‘959 patent) in its complaint against the products of other defendants, namely Intel and Numonyx, but it has not asserted the ‘959 patent against any Spansion products. On December 22, 2008, Fast Memory Erase filed an amended complaint. In its amended complaint, Fast Memory Erase added Apple, Inc. as a defendant. Spansion has answered Fast Memory Erase’s complaint and amended complaint. Spansion’s answers assert that Spansion does not infringe the ‘608 patent and that the ‘608 patent is invalid. In its answers, Spansion also asserts counterclaims against Fast Memory Erase for declaratory judgments of non-infringement and invalidity. The case is currently stayed against Spansion as a result of Spansion’s Chapter 11 reorganization proceedings.

Spansion v. Samsung Patent Infringement Litigation

Spansion is currently a party to three patent infringement proceedings involving Samsung Electronics Co., Ltd.:

Samsung ITC Investigation

On November 17, 2008 Spansion Inc. and Spansion LLC filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission (“ITC”) against respondents Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung International, Inc., Samsung Semiconductor, Inc., and Samsung Telecommunications America, LLC and Apple, Inc., Hon Hai Precision Industry Co., Ltd., AsusTek Computer Inc., Asus Computer International, Inc., Kingston Technology Company, Inc., Kingston Technology (Shanghai) Co. Ltd., Kingston Technology Far East Co., Kingston Technology Far East (Malaysia) Sdn. Bhd., Lenovo Group Limited, Lenovo (United States) Inc., Lenovo (Beijing) Limited, Lenovo Information Products (Shenzhen) Co., Ltd., Lenovo (Huiyang) Electronic Industrial Co., Ltd., Shanghai Lenovo Electronic Co., Ltd., PNY Technologies, Inc., Research In Motion, Ltd., Research In Motion Corporation, Sony Corporation, Sony Corporation of America, Sony Ericsson Mobile Communications AB, Sony Ericsson Mobile Communications (USA), Inc., Beijing SE Putian Mobile Communication Co., Ltd., Transcend Information Inc., Transcend Information Inc. (US), Transcend Information Inc. (Shanghai Factory), Verbatim Americas LLC, and Verbatim Corporation (collectively “Downstream Respondents”). In the ITC Complaint, Spansion alleges that Samsung and Downstream Respondents infringe United States Patent Nos. 6,380,029, 6,080,639, 6,376,877, and 5,715,194 (the “Asserted Patents”), which are owned by Spansion, through the unlawful importation into the United States of certain Samsung flash memory chips. The complaint seeks a permanent general exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States the Samsung chips that infringe any of the Asserted Patents, and all products produced by Downstream Respondents that contain such chips. The complaint also seeks a permanent cease and desist order pursuant to section 337(f) of the Tariff Act of 1930, as amended, prohibiting Samsung and Downstream Respondents from importing, selling for importation, using, offering for sale, selling after importation, building inventory for distribution, distributing, licensing, or otherwise transferring within the United States, Samsung chips that the Asserted Patents, and/or products containing such chips. On December 18, 2008 the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Flash Memory Chips and Products Containing Same, Inv. No. 337-TA-664, identifying Samsung and Downstream Respondents (“Respondents”) as respondents. On December 19, 2008, Administrative Law Judge Charles E. Bullock set a target date for completion of the ITC Investigation of April 19, 2010, and set the hearing to begin July 27, 2009. Subsequently, on February 9, 2009, Judge Bullock extended the target date for the investigation to June 18, 2010, and re-set the hearing to begin on September 28, 2009. Each of the Respondents has entered an appearance and answered the complaint. On January 30, 2009, the parties submitted their respective discovery statements, which included proposed discovery schedules, to Judge Bullock. On March 12, 2009 this action was stayed pending Bankruptcy Court approval of a settlement agreement between Spansion and Samsung.

Spansion v. Samsung District Court Action

On November 17, 2008, Spansion LLC filed a complaint, Civil Action No. 08-855-SLR, in the United States District Court for District of Delaware, against defendants Samsung Electronics Co. LTD., and Samsung Electronics America, Inc., Samsung Semiconductor, Inc., Samsung Telecommunications America, LLC, and Samsung Austin Semiconductor, LLC (“Samsung U.S.”). The complaint alleges that certain Samsung flash memory chips infringe United States Patent Nos. 6,455,888, 6,509,232, 5,831,901, 5,991,202, 6,433,383, and 6,246,610 (the “Spansion Patents”). The complaint seeks a judgment that Samsung infringes the Spansion Patents, permanent injunctive relief and damages, a trebling of damages for alleged willful conduct, and attorney’s fees, costs, and expenses. On January 8, 2009, Samsung U.S. answered the Complaint, and asserted a number of affirmative defenses. Samsung U.S.’s answer seeks a judgment of non-infringement as well as attorney’s fees, costs, and expenses in connection with defending against Spansion’s claims. On January 16, 2009, Samsung answered the Complaint, asserted affirmative defenses and counterclaimed that Spansion infringes United States Patent Nos. 6,930,050, 5,748,531, 5,740,065, 5,567,987, and 5,173,442 (the “Samsung Patents”), owned by Samsung. Samsung’s counterclaim seeks a judgment that Spansion infringes the Samsung Patents, permanent injunctive relief and damages, a trebling of damages for alleged willful conduct, and attorney’s fees, costs, and expenses. On March 31, 2009 this action was stayed pending Bankruptcy Court approval of a settlement agreement between Spansion and Samsung.

Samsung v. Spansion Japan Ltd.

On January 28, 2009, Samsung filed two patent infringement actions in the Tokyo District Court in Japan against Spansion Japan Ltd. (“Spansion Japan”) alleging that certain flash memory chips manufactured or sold by Spansion Japan infringe certain Japanese patents allegedly owned by Samsung. The actions allege infringement of Japanese patents JP 3834189 and JP 3505324 respectively. The two actions have been consolidated for trial. The complaints seek both injunctive relief and damages. This action by Samsung against Spansion Japan was stayed pending Bankruptcy Court approval in the U.S. and Japan of a settlement agreement between Spansion and Samsung.

On April 7, 2009, Spansion announced that it has settled its patent infringement litigation with Samsung including the proceedings referenced above. As part of the settlement, Samsung will pay Spansion $70 million and both parties have exchanged rights in their patent portfolios in the form of licenses and covenants subject to a confidential settlement agreement. The settlement is subject to Bankruptcy Court approval in both the U.S. and Japan and, if approved, will end the patent disputes between the two companies.

Creditor Proceedings

Many creditors initiated proceedings against one or more of the Debtors referred to in the voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code to collect amounts allegedly due those creditors. After the filing date of the petition all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions no party may take any action to recover on pre-petition claims against any Debtor.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our Class A common stock was traded on the NASDAQ Global Select Market under the symbol “SPSN” from December 15, 2005 until May 6, 2009. The following table sets forth the high and low per share sale prices for our Class A common stock for fiscal 2008 and fiscal 2007 as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended December 28, 2008
Fourth Quarter	$1.69	$0.19
Third Quarter	$3.05	$1.56
Second Quarter	$3.70	$2.25
First Quarter	$4.29	$2.10

	High	Low
Fiscal Year Ended December 30, 2007
Fourth Quarter	$8.68	$3.96
Third Quarter	$12.64	$7.86
Second Quarter	$12.83	$9.49
First Quarter	$15.05	$11.32

As of May 11, 2009, there were 35 holders of record of our Class A common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing sale price of our common stock on May 11, 2009 was $0.13 per share.

We currently do not plan to pay dividends on shares of our common stock in the foreseeable future and are currently prohibited from doing so in specific circumstances under agreements governing our borrowing arrangements.

On March 4, 2009, we received notice of a determination of the NASDAQ Listing Qualifications Department to delist the our securities (trading symbol: SPSN), suspend trading in our common stock at the opening of business on March 13, 2009, in accordance with NASDAQ Marketplace Rules 4300, IM-4300 and 4450(f), and file a Form 25-NSE with the Securities and Exchange Commission removing our securities from listing and registration on The NASDAQ Stock Market. The NASDAQ Staff provided the following reasons for the delisting:

•	the Chapter 11 Cases and the associated public interest concerns raised by them;

•	concerns regarding the residual equity interest of the existing listed securities holders; and

•	concerns about our ability to sustain compliance with all requirements for continued listing on The NASDAQ Stock Market.

On March 16, 2009, we received an additional notice of a determination by the NASDAQ Listing Qualifications Department to delist the Company’s securities under Marketplace Rule 4310(c)(14) for our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. On April 16, 2009, we received an additional notice of a determination that our failure to pay certain fees in accordance with NASDAQ Marketplace Rule 5210(d) is an additional basis for delisting our securities from The NASDAQ Stock Market. On April 23, 2009, we attended a hearing with the NASDAQ Listing Qualifications Panel to appeal the proposed delisting. On May 5, 2009, NASDAQ denied our request for continued listing on The NASDAQ Stock Market and informed us that trading of shares of our common stock will be suspended effective at the open of business on Thursday, May 7, 2009. We do not intend to request a review of this decision, and expect NASDAQ to file an application on Form 25-NSE with the Securities and Exchange Commission to effect the delisting of our common stock.

As discussed in Item 1A, our common stock is currently traded on the Pink Sheets under the symbol “SPSN.PK” after being delisted from The NASDAQ Stock Market on May 7, 2009.

Furthermore, over-the-counter (OTC) transactions involve risks in addition to those associated with transactions on a stock exchange. Many OTC stocks trade less frequently and in smaller volumes than stocks listed on an exchange. Accordingly, OTC-traded shares are less liquid and are likely to be more volatile than exchange-traded stocks.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Spansion under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 25, 2005 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 28, 2008 of the cumulative total return for our Class A common stock, The Nasdaq Market Index and the S&P 500 Semiconductors Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Market Index and the S&P 500 Semiconductors Index assume reinvestment of dividends. We have never paid dividends on our Class A common stock and have no present plans to do so.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Fiscal years in the table below included 52 weeks each, except for fiscal 2006 which included 53 weeks.

	Year Ended December 28, 2008	Year Ended December 30, 2007	Year Ended December 31, 2006	Year Ended December 25, 2005	Year Ended December 26, 2004
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,630,573	$1,627,253	$1,310,479	$—	$—
Net sales to related parties/members	651,230	873,560	1,268,795	2,002,805	2,262,227

Total net sales	2,281,803	2,500,813	2,579,274	2,002,805	2,262,227
Cost of sales	2,193,345	2,065,143	2,063,639	1,809,929	1,840,862

Gross profit	88,458	435,670	515,635	192,876	421,365
Research and development	431,808	436,785	342,033	292,926	280,954
Sales, general and administrative	253,878	239,317	264,358	184,833	137,159
Acquisition related in-process research and development	10,800	—	—	—	—
Restructuring charges	11,161	—	—	—	—
Asset impairment charges(2)	1,652,622	—	—	—	—

Operating income (loss)	(2,271,811)	(240,432)	(90,756)	(284,883)	3,252
Interest and other income	5,200	32,595	11,681	3,173	3,198
Interest expense	(97,843)	(80,803)	(70,903)	(45,032)	(40,165)

Loss before income taxes	(2,364,454)	(288,640)	(149,978)	(326,742)	(33,715)
(Provision) benefit for income taxes(3)	(62,865)	25,144	2,215	22,626	14,013

Net loss	$(2,427,319)	$(263,496)	$(147,763)	$(304,116)	$(19,702)

Net loss per share
Basic and diluted(1)	$(15.64)	$(1.95)	$(1.15)	$(4.15)	$(0.27)
Shares used in per share calculation:
Basic and diluted(1)	155,162	134,924	128,965	73,311	72,549

	December 28, 2008	December 30, 2007	December 31, 2006	December 25, 2005	December 26, 2004
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$116,387	$415,742	$885,769	$725,816	$196,138
Working capital (deficit)	(1,282,578)	592,518	1,085,027	881,902	359,420
Total assets	1,775,444	3,815,645	3,549,717	3,301,965	2,919,515
Long-term debt and capital lease obligations, including current portion, and notes payable to banks under revolving loans	1,542,023	1,401,333	1,118,047	759,613	773,597
Total stockholders’ equity (deficit) /members’ capital	(548,316)	1,632,448	1,845,760	1,921,977	1,647,207

(1)	Diluted net loss per share is computed using the weighted-average number of common shares and excludes potential common shares, as their effect is antidilutive. The potential common shares that were antidilutive for fiscal 2008, fiscal 2007 fiscal 2006 and fiscal 2005 were approximately 24.8 million, 18.4 million, 16.8 million and 5.5 million shares, respectively, issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon exchange of Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures.
(2)	Includes pre-tax impairment charges related to long-lived assets held for use of $1.6 billion and pre-tax impairment charges related to goodwill and definite-lived intangibles assets of $20.8 million and $53.5 million, respectively, in fiscal 2008.
(3)	The provision for income taxes in fiscal 2008 includes an increase of $462.6 million in valuation allowances against deferred tax assets in foreign jurisdictions. This increase occurred because we do not believe it is more likely than not that these deferred tax assets will be realized in these jurisdictions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of December 28, 2008 and December 30, 2007 and for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, which are elsewhere in this Annual Report on Form10-K.

Creditor Protection Proceedings

On February 10, 2009, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan), filed a proceeding under the Corporate Reorganization Law (Kaisha Kosei Ho) of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding) and successively the Spansion Japan Proceeding was formally commenced on March 3, 2009 (the Commencement Date), when the Tokyo District Court entered the commencement order and appointed the incumbent representative director of Spansion Japan as trustee. On March 1, 2009 (the Petition Date), Spansion Inc., Spansion Technology LLC, Spansion LLC, Spansion International, Inc. and Cerium Laboratories LLC (the Debtors), each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the Chapter 11 Cases). The Chapter 11 Cases, together with the Spansion Japan Proceeding are referred to collectively as the Creditor Protection Proceedings. Non-U.S subsidiaries that are not included in the Creditor Protection Proceedings continue to operate outside these Creditor Protection Proceedings.

Chapter 11 Cases

The Debtors continue to operate their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Under the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Any reference to any such agreements or instruments and termination rights or a quantification of our obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings.

As required under the U.S. Bankruptcy Code, the United States Trustee for the District of Delaware (Trustee) appointed an official committee of unsecured creditors on March 12, 2009 (U.S. Creditors’ Committee). In addition, a group purporting to hold substantial amounts of our publicly traded Senior Secured Floating Rate Notes due 2013 has organized (the Floating Rate Noteholders). The role of the U.S. Creditors’ Committee and the Floating Rate Noteholders in the Creditor Protection Proceedings may develop and change over the course of such proceedings.

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, and certain business related payments like claims of transport companies and certain contractors in satisfaction of liens or interests. The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the Chapter 11 Cases and certain other “ordinary course” professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

Spansion Japan Proceeding

Unlike a Chapter 11 proceeding in the United States, the Spansion Japan Proceeding conducted under the Corporate Reorganization Law is a receivership proceeding, meaning that a court-appointed trustee takes over the operation of the company. The Japanese Court accepted Spansion Japan’s proposal to appoint Mr. Masao Taguchi, Spansion Japan’s incumbent representative director, as the trustee.

The Corporate Reorganization Law creates protections that Spansion Japan would not have under ordinary circumstances. For example, subject to the applicable laws Spansion Japan may at its discretion assume or reject certain executory contracts in existence as of the Commencement Date, including unexpired leases, while the counterparty’s termination rights on grounds that Spansion Japan has filed the reorganization proceeding are restricted. In addition, any liquidated damages arising from the rejection of such executory contracts will be treated as pre-petition obligations, so they are subject to the stay imposed pursuant to the Spansion Japan Proceeding. Thus, any reference to any such agreements, termination rights or a quantification of our obligations under any such agreements may be qualified by such overriding rejection or repudiation rights as Spansion Japan may have in connection with the Spansion Japan Proceeding.

The Japanese Court has approved payment by Spansion Japan of certain of its pre-petition obligations, including, among other things, business-related payments that fall within the scope of Spansion Japan’s ordinary course of business. Spansion Japan has retained in the trustee’s name, with the Japanese Court’s approval, legal and financial professionals to advise the company on issues relating to the Spansion Japan Proceeding. However, Spansion Japan is subject to the general supervision of the Japanese Court and the court-appointed supervisory attorney (chosa i’in) and is required to seek approvals, from time to time, from them on various issues relating to the proceeding. However, at any point during the Creditor Protection Proceedings, actions taken by either (i) Spansion Japan (at the direction of the Spansion Japan trustee or pursuant to orders of the Japanese Court or otherwise) or (ii) Spansion Inc. or Spansion LLC (pursuant to the order of the U.S Bankruptcy Court or otherwise), may adversely affect the ability of Spansion LLC and Spansion Japan to continue operating as a globally integrated unit from an operational perspective. For example, if Spansion LLC was required to transfer wafer production from the fabrication facilities owned and operated by Spansion Japan to Spansion LLC’s Fab 25 or to a third party, or if sales of Spansion Products in Japan were no longer to be able to be conducted by Spansion Japan, our business would be materially adversely affected.

Circumstances Leading to the Commencement of Creditor Protection Proceedings

A variety of external economic factors have contributed to the decline in our operating performance, such as persistent oversupply in the Flash memory industry, compounded by the global economic recession, which significantly reduced demand for our products in the fourth quarter of 2008 and continues to negatively impact current demand. These two factors are further complicated by our inability to obtain the additional external financing necessary to meet capital expenditure needs and operational costs in a market characterized by swift technological advances and constantly changing manufacturing processes.

Our strategy was historically based on aggressive revenue and market share growth, leveraging superior technology, and low cost, high-volume manufacturing. In our 2006 long range planning cycle, forecasted revenue growth supported the construction of a $1.2 billion advanced wafer fabrication facility (SP1). Debt financing was arranged and construction on SP1 commenced in early 2007.

Although we continued to increase our NOR memory market segment share according to third-party industry sources, steep average selling price (ASP) declines during the first half of 2007 negatively affected revenue, profitability, and operating cash flow. At that time, we anticipated an improvement in the market environment for the second half of 2007 and aggressively continued the construction of SP1 and incurred associated capital expenditures with the ultimate goal of significant cost reductions that would enhance our competitive advantage.

During the second half of 2007, the ASP environment stabilized relative to earlier in the year. However, we faced customer qualification issues resulting in a shortfall of anticipated revenue and increased inventory levels, which contributed to our failure to meet financial performance targets in the second half of 2007. For fiscal 2007, cash flow from operations was $216.3 million, which was significantly lower than anticipated. Driven by the facilitization of SP1 and investments in our research and development facilities, our capital spending in 2007 was approximately $1.1 billion.

Our 2008 operating plan included capital expenditures of approximately $535 million, of which approximately 80% were expected to occur in the first half of the year in order to complete the phase 1 facilitization of SP1. Upon completion of the first phase, SP1 was anticipated to generate approximately $300 million in revenue in 2008.

In the first quarter of 2008, we lost liquidity in our investment in $121.9 million of AAA/Aaa rated auction rate securities (ARS) because the auctions in which these ARS were traded had failed. Throughout the second and third quarters of 2008, the credit markets continued to deteriorate and we intensified our cash management process. Operationally, the ramp-up of SP1 was delayed due to slower than expected customer qualifications and a sharp decline in the Japanese wireless market. Consequently, the revenue generated by SP1 was lower than expected in the third quarter of 2008, and we engaged investment bankers and capital restructuring advisors to evaluate the situation and to accelerate plans to improve liquidity. Multiple initiatives were launched and/or accelerated, including efforts to sell production facilities, raise capital, and seek liquidity options for the ARS.

In the fourth quarter of 2008, the macroeconomic environment deteriorated significantly, causing a sharp decline in worldwide demand for consumer goods, and consequently a sharp reduction of demand for our products. Furthermore, continued tightening of credit availability and general market liquidity initiatives curtailed our ability to execute the liquidity initiatives launched in the third quarter of 2008. As these events unfolded, we intensified our strategic restructuring efforts to include, among other things, pursuing a potential sale of some or all of the Company’s assets. The sharp decline in demand, coupled with our inability to execute liquidity initiatives limited our ability to generate sufficient funding for our operations and meet our debt servicing requirements, ultimately leading to the Creditor Protection Proceedings.

The Creditor Protection Proceedings allows the Debtors to continue operating our business while continuing to pursue a sale process or a standalone restructuring plan. There is no assurance that the Debtors will be successful in completing a sale or reorganization.

Developments Related to our Creditor Protection Proceedings

•

The Spansion Japan Proceeding and the Chapter 11 Cases constituted events of default under the instruments governing substantially all of the indebtedness issued or guaranteed by us, Spansion LLC, Spansion Technology LLC and Spansion Japan. In addition, we may not be in compliance with certain other covenants under the indentures related to certain of our debt or lease instruments.

•

In February 2009, we implemented a workforce reduction of approximately 2,400 employees or 28 percent of the existing employees, in an effort to further reduce costs as we continued our restructuring efforts and explored various strategic alternatives.

•

On March 4, 2009, we received notice of a determination of the NASDAQ Listing Qualifications Department to delist our common stock from trading on The NASDAQ Stock Market because of the Chapter 11 Cases. On March 16, 2009, we received an additional notice of a determination for our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. On April 16, 2009, we received an additional notice of a determination that our failure to pay certain fees in accordance with NASDAQ Marketplace Rule 5210(d) is an additional basis for delisting our securities from The NASDAQ Stock Market. On April 23, 2009, we attended a hearing to contest these delisting determinations. On May 5, 2009, NASDAQ denied our request for continued listing on The NASDAQ Stock Market and informed us that trading of shares of our common stock will be suspended effective at the open of business on Thursday, May 7, 2009. We do not intend to request a review of this decision, and expect NASDAQ to file an application on Form 25-NSE with the Securities and Exchange Commission to effect the delisting of our common stock. We expect that our common stock will be publicly traded on the Pink Sheets with ticker symbol “SPSN.PK.” However, because trading on the Pink Sheets requires a market maker to quote our common stock, trading on the Pink Sheets is not within our control and could be discontinued at any time if no market maker is willing to offer a quote.

•

In connection with developing a plan of reorganization under the Creditor Protection Proceedings, we have decided to pursue a standalone strategy focused on the market for embedded applications and licensing our intellectual property portfolio. As a result, we plan to pursue strategic alternatives for our wireless business.

Basis of presentation and going concern

The accompanying audited consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) as applied by us prior to the filing of the Chapter 11 Cases. The audited consolidated financial statements continue to be prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The Creditor Protection Proceedings have provided us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan, which will incorporate our standalone business strategy focused on the market for embedded applications and licensing of our intellectual property portfolio. Such restructuring plan does not currently contemplate liquidation of the Company. Accordingly, we believe that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of Creditor Protection Proceedings; therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, it is not possible to predict whether the actions taken in any restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financials statements included in such filings. Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in the consolidated financial statements of future filings. The accompanying audited consolidated financial statements reflect certain reclassifications of long-term debt to current portion of long-term debt as a result of conditions that arose subsequent to December 28, 2008.

For periods ending after the Petition Date, we will reflect adjustments to our financial statements in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), assuming that we will continue as a going concern. Accordingly, in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Creditor Protection Proceedings will be segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet. The ultimate amount of and settlement terms for our pre-petition liabilities are dependent on the outcome of the Creditor Protection Proceedings and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Creditor Protection Proceedings and certain gains and losses resulting from reorganization or restructuring of our business will be reported separately as reorganization items. In addition, interest expense will be reported only to the extent that it will be paid during the Creditor Protection Proceedings or that it is probable that it will be an allowed claim under the creditor protection proceedings.

Furthermore, effective on the Commencement Date, pursuant to Financial Accounting Standards Board (FASB) Statement No. 160 (Statement 160), Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, we must deconsolidate Spansion Japan as, by virtue of the Spansion Japan Proceeding, and despite our 100% ownership interest, we are no longer deemed to control Spansion Japan. Spansion Japan will cease to be included in our consolidated operating results and financial position commencing with the presentation of our interim results for the first quarter of fiscal 2009. Transactions between us and Spansion Japan will be reflected in a manner similar to transactions with unrelated parties. We are currently assessing the impact the deconsolidation will have on our future operating results and financial position.

Our fiscal years end on the last Sunday of December. Fiscal 2008 and fiscal 2007 consisted of 52 weeks each. Fiscal 2006 consisted of 53 weeks.

Reporting Requirements

As a result of the Chapter 11 Cases, we are now periodically required to file various documents with, and provide certain information to, the United States Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in our consolidated financial statements filed under the securities laws and regulations. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

Overview

We are a semiconductor device company exclusively dedicated to designing, developing, manufacturing, licensing, marketing and selling Flash memory technology and solutions. There are two major architectures of Flash memory in the market today: NOR Flash memory, which is primarily used for code and data storage in mobile phones and automotive electronics and primarily for code storage in consumer and industrial electronics; and NAND Flash memory, which is primarily used for data storage in removable memory applications, such as Flash memory cards and USB drives, and applications such as MP3 players and high-end mobile phones.

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

We currently operate three Flash memory wafer fabrication facilities, one in the US and two in Japan. Our headquarters are located in Sunnyvale, California. In fiscal 2008, we sold products on technology nodes ranging from 320-nanometer to 65-nanometer, utilizing MirrorBit and floating gate cell technology. We serve our customers worldwide directly or through our distributors, including Fujitsu, who buy products from us and resell them to their customers, either directly or through third-party distributors. Customers for our products consist of OEMs, original design manufacturers (ODMs) and contract manufacturers.

During fiscal 2008 we heightened our focus on alignment and restructuring by undertaking a number of initiatives to improve our operating efficiencies and to reduce our operation costs. Specifically, we transferred certain general and administrative employee positions to more cost-effective regions, including China and Malaysia. We also established strategic partnerships in technology development and manufacturing, including our alliance with Semiconductor Manufacturing International Corporation. In addition, in February 2009, we carried out a workforce reduction of approximately 2,400 employees or 28 percent of our workforce in an effort to further reduce costs as we continued our restructuring efforts and explored various strategic alternatives.

We focused a significant amount of effort on the continued facilitization of SP1, the acquisition of Saifun Semiconductors Ltd., and the development of new technologies and architectures. We also developed EcoRAM, a new memory solution that is designed to extend the applicability of our technology beyond traditional Flash memory segments into higher margin markets, which we believe will enable significant cost and performance improvements in computing data centers. We also announced plans for products based on our new MirrorBit ORNAND2 architecture, which is expected to support faster read and write speed performance at a lower cost than our existing ORNAND products.

On March 18, 2008, we completed the acquisition of Saifun Semiconductor Ltd., a provider of intellectual property (IP) solutions for the non-volatile memory (NVM) market. Saifun licenses its IP to semiconductor manufacturers that use this technology to develop and manufacture a variety of stand-alone and embedded NVM products. The acquisition of Saifun provides an opportunity for us to expand our product portfolio and enter into the technology licensing business.

A variety of external economic factors have contributed to the decline in our operating performance, such as persistent oversupply in the Flash memory industry compounded by the global economic recession. The 2008 global economic downturn has caused a sharp decline in worldwide demand for consumer goods and, consequently, a sharp reduction in demand for our products, which resulted in significant declines in our manufacturing capacity utilization. In addition to these economic factors, the ramp-up of SP1 was delayed in the second half of 2008 due to slower than expected customer qualifications and the steep decline in the Japanese wireless market. These factors, among others, caused our stock price to drop significantly throughout 2008, resulting in a sustained market capitalization well below book value.

As a result, we performed an impairment analysis to determine if our long-lived assets were recoverable, using financial forecasts derived from the long-term financial outlook in light of fourth quarter market conditions and the challenging economic outlook. The impairment analysis determined that a total acquisition-related intangible asset and long-lived asset impairment charge of approximately $1.6 billion was required for the fourth quarter ended December 28, 2008, reflecting the low demand for semiconductor equipment worldwide, coupled with excess supply.

We also performed our annual goodwill impairment analysis in the fourth quarter of 2008. This analysis was based on the same forecasts and assumptions used for our long-lived assets discussed above, and determined that the implied fair value of our goodwill was zero. As a result, we recognized an impairment charge on our remaining goodwill of $20.8 million, reducing the goodwill balance to zero.

Our financial forecast used to assess recoverability and measure the impairment charges represents management’s best estimate and we believe that the underlying assumptions are reasonable based primarily on current product performance and customer acceptance. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of cash flows and may result in further impairment of the carrying amount of long-lived assets. Developments pursuant to our Creditor Protection Proceedings could impact strategic decisions made in response to economic and competitive conditions, or impact relationships with significant customers. Accordingly, we may incur additional impairment losses in future periods if factors influencing our estimates of the undiscounted cash flows or other key assumptions change.

For fiscal 2008, our net sales were approximately $2.3 billion and our net loss was approximately $2.4 billion. For fiscal 2007, our net sales were approximately $2.5 billion and our net loss was approximately $263.5 million. For fiscal 2006, our net sales were approximately $2.6 billion and our net loss was approximately $147.8 million. Total net sales for fiscal 2008 decreased nine percent compared to the corresponding period of fiscal 2007, primarily attributable to a six percent decline in unit shipments and a three percent decline in blended ASPs in fiscal 2008. Total net sales for fiscal 2007 decreased three percent compared to the corresponding period of fiscal 2006, primarily attributable to a 10 percent decline in blended ASPs, which was partially offset by an increase of seven percent in unit shipments in fiscal 2007.

In light of the current economic environment and resulting lack of availability of external financing alternatives, one of our key priorities is to preserve cash. Our cash and cash equivalents, which consisted of cash and investments in money market funds, totaled $116.4 million at December 28, 2008 compared to $199.1 million at December 30, 2007. This decline in our cash and cash equivalents was primarily due to our significant losses. To that end, during 2008 we undertook, and plan to continue to undertake, a number of actions to improve our cost structure. For 2008, our capital expenditures decreased to $430.8 million compared to $1.1 billion in 2007.

Our current cash management system and cash on hand to fund our operations is subject to ongoing review and approval by the United States Bankruptcy Court, and may be affected by the Creditor Protection Proceedings. For a complete discussion of the risks facing our business, including our liquidity, please see the discussion on Liquidity and Capital Resources in this section and Part II, Item 1A “Risk Factors.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, inventories, asset impairments, income taxes, stock-based compensation expenses and fair value of marketable securities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. As a result of the Creditor Protection Proceedings, the realization of assets and liquidation of liabilities are subject to uncertainty. A plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements in future filings. However, the accompanying audited consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that may occur as a consequence of confirmation of a plan of reorganization.

We believe the following critical accounting policies are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Estimates of Sales Returns and Allowances

From time to time we may accept sales returns or provide pricing adjustments to customers who do not have contractual return or pricing adjustment rights. We record a provision for estimated sales returns and allowances on product sales in the same period that the related revenues are recorded, which primarily impacts gross margin. We base these estimates on actual historical sales returns, allowances, historical price reductions, market activity and other known or anticipated trends and factors. These estimates are subject to management’s judgment, and actual provisions could be different from our estimates and current provisions, resulting in future adjustments to our revenues and operating results.

Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets

We consider quarterly whether indicators of impairment of long-lived assets and intangible assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset, significant changes in the extent or manner in which an asset is used or an adverse change in our overall business climate. If these or other indicators are present, we test for recoverability of the asset (asset group) by determining whether the estimated undiscounted cash flows attributable to the asset (asset group) in question are less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the asset (asset group) over its respective fair value. Significant judgment is involved in determining whether impairment is measured at the individual asset or at an asset group level.

Our manufacturing processes are vertical in nature and we have multiple foundry, assembly and test facilities. As a result, the cash flows of our assets and liabilities below the entity level are not largely independent of one another and we concluded impairment should be evaluated at the single entity-wide asset group (i.e., consolidated Spansion) level. Fair value is determined by discounted future cash flows, appraisals or other methods. Significant judgment is involved in estimating future cash flows and deriving the discount rate to apply to the estimated future cash flows and in evaluating the results of appraisals or other valuation methods. If the asset (asset group)

determined to be impaired is to be held and used, we recognize an impairment loss through a charge to our operating results which also reduces the carrying basis of the related asset or assets in an asset group. The adjusted carrying value of the related asset (asset group) establishes a new cost basis and accumulated depreciation is reset to zero. The asset (asset group) is depreciated or amortized over the remaining estimated useful life of the asset. We also must make subjective judgments regarding the remaining useful life of the asset. If the asset (asset group) determined to be impaired is held for sale, we measure the new carrying value of the asset (asset group) at fair value less estimated cost to dispose, with the impairment loss being charged to operations.

We performed an impairment analysis in the fourth quarter of 2008 and recorded impairment charges of approximately $1.6 billion, including approximately $53.5 million related to acquisition-related intangible assets. We may incur additional impairment losses in future periods if factors influencing our estimates of the undiscounted cash flows or other key assumptions change.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. We recorded goodwill in the first quarter of fiscal 2008 in connection with our acquisition of Saifun. In accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill amounts are not amortized, but rather are tested for impairment at the reporting unit level at least annually, or more frequently if there are indicators of impairment present. We have determined that we have a single reporting unit and we perform the annual goodwill impairment analysis as of the last day of the fourth quarter of each fiscal year. Testing for goodwill impairment under SFAS 142 requires a two step approach. Under step one we evaluate whether fair value of the reporting unit is less than the carrying value, including goodwill. The fair value of the reporting unit is determined by generally accepted valuation techniques and may consider both the income and market approach, adjusted by an estimated control premium. The income approach requires estimates of future operating results and cash flows of Spansion discounted using estimated discount rates. The market approach involves estimating enterprise value using guideline public company multiples. If step one of the analysis demonstrates that the fair value of our reporting unit is below the carrying value we will proceed to step two. Under step two we estimate the fair values of all identifiable assets and liabilities of the reporting unit using the income, market or replacement cost approaches as appropriate. The excess of the fair value of the reporting unit over the fair values of the identified assets and liabilities is the implied fair value of goodwill. If the implied fair value of goodwill is lower than the carrying value of the goodwill, an impairment charge is recorded to reduce the carrying value to fair value. As a result of this analysis, we recorded a $20.8 million goodwill impairment charge in the fourth quarter of 2008.

The key assumptions used to measure the amount of impairment included projected Spansion cash flows and discount rates based on our weighted average cost of capital, adjusted for the risks associated with the operations. A variance in the discount rate could have had a significant impact on the amount of the goodwill impairment charge recorded. In the market approach, ten public companies operating in the same or similar line of business and with the same or similar operating characteristics and business description were used as guideline companies. A financial analysis comparing the operational metrics and marketplace activities relative to the selected companies was performed and results thereof were calculated and then compared, contrasted and assessed against our financial performance.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment by the relevant tax jurisdiction. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result

Stock-Based Compensation Expenses

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

We estimate volatility based on our recent historical volatility and the volatilities of our competitors who are in the same industry sector with similar characteristics (guideline companies) because of the lack of historical realized volatility data on our business. We have used the simplified calculation of expected life since our initial public offering on December 21, 2005 and continue to use this method upon the adoption of SAB 110, which is effective January 1, 2008, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of share options since our initial public offering. If we determined that another method used to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant. In addition, we are required to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Prior to the fourth quarter of fiscal 2007, we did not have sufficient historical forfeiture experience related to our own stock-based awards and therefore, estimated our forfeitures based on the average of our own fiscal 2006 forfeiture rate and historical forfeiture rates for Advanced Micro Devices, Inc. (AMD), as we believed these forfeiture rates to be the most indicative of our own expected forfeiture rate. Beginning the fourth quarter of fiscal 2007, we estimated forfeitures based on the weighted average of our own fiscal 2008, fiscal 2007 and fiscal 2006 forfeiture rates. These estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. Historically, we have generally used a six-month demand forecast in assessing the salability of inventory on hand and did not value inventory in excess of six months of estimated demand. Beginning in the second quarter of fiscal 2008, as part of a strategy to efficiently manage our new production capacity and to maintain strategic inventory levels of certain products, we have built and valued certain product inventory to meet estimated demand as much as twelve months into the future. We write off inventories that we consider obsolete and adjust remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. If we anticipate future demand or market conditions to be less favorable than our previous projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the write-down is made. This would have a negative impact on our gross margin in that period. We recorded an inventory write down of approximately $253.2 million in the fourth quarter of fiscal 2008 as a result of a weak economic outlook and an associated reduction in demand from previous forecasts. This contributed to an 11 percent decrease in gross margin. A continued weak economy could lead to additional write downs of inventory. If in any period we are able to sell inventories that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

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

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of December 28, 2008 and December 30, 2007 are as follows:

	December 28, 2008	December 30, 2007
	(in thousands)
Deferred revenue	$62,183	$75,010
Less: deferred costs of sales	(31,845)	(35,053)

Deferred income on shipments(1)	$30,338	$39,957

(1)	The deferred income on shipments of $35,285 thousand on the consolidated balance sheet as of December 28, 2008 included $4,947 thousand of defered revenue related to our licensing revenue that was excluded in the table above.

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

Prior to December 2008, Spansion Japan recognized revenue on all its shipments to Fujitsu upon billing based on terms of the Spansion Fujitsu 2003 distribution agreement. In December 2008, Spansion Japan initiated a distribution agreement with a new distributor instead of selling directly through Fujitsu. Spansion Japan is employing a deferred revenue model for this distributor accounting for $0.9 million of the gross deferred revenue at December 28, 2008.

Fair Value of Marketable Securities and Put Option

Our marketable securities at December 28, 2008 consist of approximately $94.0 million of ARS, valued at fair value ($121.9 million at par), which are backed by student loans and substantially all of which are guaranteed by the U.S. government Federal Family Education Loan Program (FFELP). These securities have credit ratings of AAA and Aaa. Prior to February 2008, these securities were publicly quoted and traded in the auctions relating to such investments.

Historically, the fair value of our ARS investments has approximated face value due to the frequent auction periods, generally every seven to 28 days, which provided liquidity to these investments. However, subsequent to February 2008, all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS investments develop. We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop. Accordingly, we have concluded that the estimated fair value of the ARS no longer approximates the face value primarily due to the lack of liquidity.

At December 28, 2008, there was insufficient observable ARS market information available to determine the fair value of our ARS investments. Therefore, we estimated the fair values of our ARS investments at December 28, 2008 using a discounted cash flow (DCF) methodology. Significant assumptions considered in the DCF models were the credit quality of the instruments, the percentage and the types of guarantees (such as FFELP), the probability of the auction succeeding or the security being called prior to final maturity, and an illiquidity discount factor. The key assumptions used in the discounted cash flow analysis to determine the fair values as of December 28, 2008 were the discount factor to be applied and the period over which the cash flows would be expected to occur. The discount factor used was based on the three-month LIBOR (1.47 percent as of December 28, 2008) adjusted by 125 basis points (bps) to reflect the then current market conditions for instruments with similar credit quality at the date of the valuation. In addition, the discount factor was incrementally adjusted for a liquidity discount of 125 bps to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. We applied this discount factor over the expected life of the estimated cash flows of our ARS with projected interest income of 2.69 percent per annum. The projected interest income is based on a trailing 12-month average 91-day T-bill rate at 1.49 percent as of December 28, 2008 plus 120 bps, which is the average annual yield of our ARS assuming auctions continue to fail.

The impairment in value, or $27.9 million out of a face value of approximately $121.9 million, was considered to be other than temporary and, accordingly, was recorded as an impairment charge in the consolidated statement of operations for the year ended December 28, 2008.

Our ARS have been classified as Level 3 assets in accordance with FASB Statement No. 157, Fair Value Measurements, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, and the estimated discount rates, especially the liquidity discount rate, applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined as of December 28, 2008.

In November 2008, we accepted an offer to participate in an ARS settlement from UBS Bank USA (UBS), our broker, providing us the right, but not the obligation, to sell to UBS up to 100 percent of our ARS at par, commencing June 30, 2010. Our right to sell the ARS to UBS commencing June 30, 2010 through July 2, 2012 represents a put option for a payment equal to the par value of the ARS. Upon acceptance of the offer from UBS, we elected to measure the put option under the fair value option of FASB Statement 159 and recorded $27.5 million as the fair value of the put option asset as of December 28, 2008, with a corresponding credit to other income in the consolidated statement of operations for the year ended December 28, 2008. We also reclassified our ARS investments from available-for-sale to trading. Following these elections both the ARS and the put will be marked to market through earnings and the amounts of such adjustments should substantially offset each other.

Please see Part II, Item 1A “Risk Factors” and Note 17 of Notes to Consolidated Financial Statements for more information on our ARS and put option.

Results of Operations

Total Net Sales for Fiscal 2008, Fiscal 2007 and Fiscal 2006

The following is a summary of our total net sales for fiscal 2008, fiscal 2007 and fiscal 2006.

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
		(in thousands)
Total net sales	2,281,803	$2,500,813	$2,579,274

Total Net Sales Comparison for Fiscal 2008 and Fiscal 2007

Total net sales of approximately $2,281.8 million in fiscal 2008 decreased nine percent compared to total net sales in fiscal 2007. The decrease in total net sales was primarily attributable to an approximately six percent decrease in unit shipments and an approximately three percent decrease in blended ASPs. The decrease in unit shipments was primarily due to a sharp decline in the Japanese wireless market and a significant deterioration in the macroeconomic environment in the fourth quarter of 2008. This caused a decline in the worldwide demand for consumer goods, and consequently a reduction in demand for our products. The decrease in blended ASPs was primarily the result of price declines in the overall Flash memory market during fiscal 2008. Sales of MirrorBit products increased from approximately 71 percent of total net sales in fiscal 2007 to approximately 79 percent of total net sales in fiscal 2008.

Total Net Sales Comparison for Fiscal 2007 and Fiscal 2006

Total net sales of approximately $2,500.8 million in fiscal 2007 decreased three percent compared to total net sales in fiscal 2006. The decrease in total net sales was primarily attributable to an approximately 10 percent decrease in blended ASPs, which was partially offset by an approximately seven percent increase in unit shipments. The decrease in blended ASPs was primarily the result of sharp price declines in the overall semiconductor memory industry during the first half of 2007. During the second half of 2007, ASPs stabilized relative to the first half of 2007. We believe our increase in unit shipments resulted in large part from our increased share in the NOR segment of the Flash memory market.

Net Sales Comparison—WSD and CSID for Fiscal 2008 and Fiscal 2007

	Year Ended
	December 28, 2008	December 30, 2007	Variance in Dollars	Variance in Percent
	(in thousands)
Wireless Solutions Division (WSD)	$1,133,181	$1,362,508	$(229,327)	-17%
Consumer, Set Top Box and Industrial Division (CSID)	1,134,466	1,130,265	4,201	0%
Other	14,156	8,040	6,116	76%

Total net sales	$2,281,803	$2,500,813	$(219,010)	-9%

Net sales in our WSD decreased approximately 17 percent in fiscal 2008 as compared to fiscal 2007. The decrease was primarily attributable to an approximately 11 percent decline in blended ASPs and an approximately seven percent decline in our unit shipments. The decline in blended ASPs was primarily the result of price declines in the overall Flash memory market and lower than expected net sales from SP1, which generates higher ASPs than our other facilities.

Net sales in our CSID increased slightly in fiscal 2008 as compared to fiscal 2007. An approximately seven percent increase in blended ASPs, primarily as a result of increased sales of our high density MirrorBit products, was partially offset by an approximately six percent decrease in our unit shipments.

For fiscal 2008, our WSD and CSID each accounted for approximately 50 percent of our total net sales, as compared to 54 percent and 45 percent, respectively, for fiscal 2007. The change in percentage of net sales attributable to our two main divisions was primarily the result of the decline in blended ASPs for our WSD resulting in decreased net sales year-over-year and a slight increase in net sales for our CSID due to an increase in high density MirrorBit product sales.

Net Sales Comparison—WSD and CSID for Fiscal 2007 and Fiscal 2006

	Year Ended
	December 30, 2007	December 31, 2006	Variance in Dollars	Variance in Percent
	(in thousands)
Wireless Solutions Division (WSD)	$1,362,508	$1,549,155	$(186,647)	-12%
Consumer, Set Top Box and Industrial Division (CSID)	1,130,265	1,025,229	105,036	10%
Other	8,040	4,890	3,150	64%

Total net sales	$2,500,813	$2,579,274	$(78,461)	-3%

Net sales in our WSD decreased approximately 12 percent in fiscal 2007 as compared to fiscal 2006. The overall decline in blended ASPs in fiscal 2007 had a greater impact on the more competitive wireless market, resulting in our WSD net sales decline.

Net sales in our CSID increased 10 percent in fiscal 2007 as compared to fiscal 2006. The ASP decline was less severe in this business unit and the increase in CSID net sales was due to a higher acceptance of our high density MirrorBit products by our customers in the CSID business, which was a significant change from our historical trend of net sales of mid- and lower-density products. In addition, CSID was successful in fiscal 2007 in expanding in the serial peripheral interface market with our MirrorBit technology.

For fiscal 2007, our WSD accounted for approximately 54 percent of our total net sales, and our CSID accounted for approximately 45 percent of our total net sales, as compared to 60 percent and 40 percent, respectively, for fiscal 2006. We believe a combination of business conditions in the overall Flash memory market and our efforts to sell our products containing MirrorBit technology led to the large percentage shift between our two primary business divisions.

Gross Margin; Operating Expenses; Interest and Other Income, Net; Interest Expense and Income Tax (Provision) Benefit

The following is a summary of gross margin; operating expenses; interest and other income, net; interest expense and income tax (provision) benefit for fiscal 2008, fiscal 2007 and fiscal 2006.

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Net sales	$2,281,803	$2,500,813	$2,579,274
Cost of sales	2,193,345	2,065,143	2,063,639
Gross margin	4%	17%	20%
Research and development	431,808	436,785	342,033
Sales, general and administrative	253,878	239,317	264,358
Acquisition related in-process research and development	10,800	—	—
Restructuring charges	11,161	—	—
Asset impairment charges	1,652,622	—	—
Operating loss	(2,271,811)	(240,432)	(90,756)
Interest and other income, net	5,200	32,595	11,681
Interest expense	(97,843)	(80,803)	(70,903)
Income tax (provision) benefit	(62,865)	25,144	2,215

Gross margin

The decrease in gross margin in fiscal 2008 was primarily due to a $253.2 million inventory write-down as a result of a weak economic outlook and an associated reduction in customer demand from previous forecasts during the fourth quarter of fiscal 2008, the impact of our exit of 90-nanometer content delivery business resulting in $13 million charges to gross margin, an increase in our manufacturing costs related to SP1, and an approximately three percent decline in our blended ASP during the fourth quarter of fiscal 2008. This $253.2 million inventory write-down negatively impacted gross margin in fiscal 2008 by 11 percent. The overall decrease in gross margin was partially offset by our cost reduction efforts, improvement of cumulative product yields, reduction of test time and better pricing from suppliers. The gross margin for fiscal 2008 and fiscal 2007 included a portion of the gain recognized from the sale of JV1 and JV2, our two wafer fabrication facilities in Aizu-Wakamatsu, Japan (the JV1/JV2 Transaction). See Note 8 of Notes to Consolidated Financial Statements.

The decrease in gross margin in fiscal 2007 was primarily due to price declines in the Flash memory industry, which was partially offset by our cost reduction efforts and increased productivity and output of internal wafer fabrication facilities in fiscal 2007 as compared to fiscal 2006.

Research and development

Research and development expenses of approximately $431.8 million in fiscal 2008 reflected a decrease of one percent compared to approximately $436.8 million in fiscal 2007. The decrease in research and development expense in fiscal 2008 was primarily due to a decrease of approximately $22.6 million in development costs related to SP1 and Fab 25 and a decrease of approximately $4.7 million in outside services. The decrease was partially offset by an increase of approximately $15.6 million of research and development expenses related to Saifun and an increase of approximately $7.6 million of labor costs primarily related to the development of our next generation MirrorBit technology.

Research and development expenses of approximately $436.8 million in fiscal 2007 reflected an increase of 28 percent compared to approximately $342.0 million in fiscal 2006. The increase in research and development expense in fiscal 2007 was primarily due to an increase in 300-millimeter development costs at SP1 and the Submicron Development Center (SDC), which together represented approximately $62.7 million of the increase for fiscal 2007. During fiscal 2007, development costs from SP1 were included in research and development expenses, which in part caused the increase from fiscal 2006 research and development expenses. Also, approximately $19.2 million of the increase was due to higher labor costs during fiscal 2007, primarily related to increased headcount during the period, and approximately $11.5 million of the increase was due to a gain on the sale of our 200-millimeter equipment in fiscal 2006 with no comparable gain in fiscal 2007.

Sales, general and administrative

Sales, general and administrative expenses of approximately $253.9 million in fiscal 2008 increased five percent compared to approximately $239.3 million in fiscal 2007. The increase in sales, general and administrative expenses in fiscal 2008 was primarily due to higher legal fees and expenses, primarily related to litigation, and the inclusion of sales, general and administrative expenses related to the operations of Saifun. The higher legal fees and expenses represented approximately 71 percent of the increase in our total sales, general and administrative expenses in fiscal 2008.

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

Acquisition-related in-process research and development

In the first quarter of fiscal 2008, we expensed $10.8 million of Saifun acquisition-related IPR&D charges in connection with the acquisition of Saifun. Projects that qualify as IPR&D are those that have not reached technological feasibility and have no alternative future use at the time of the acquisition. We did not have a similar charge in prior years.

Restructuring charges

In the second quarter of fiscal 2008, we eliminated approximately 500 regular and contract positions, including positions which were unfilled at the time of elimination, and shut down a research center in Japan. In fiscal 2008, we incurred approximately $11.2 million of restructuring charges, of which approximately $4.6 million was related to manufacturing. We did not have similar charges in prior years.

Asset impairment charges

A variety of external economic factors have contributed to the decline in our operating performance, such as persistent oversupply in the Flash memory industry compounded by the global economic recession. The 2008 global economic downturn has caused a sharp decline in worldwide demand for consumer goods and, consequently, a sharp reduction in demand for our products, which resulted in significant declines in our manufacturing capacity utilization. In addition to these economic factors, the ramp-up of SP1 was delayed during the second half of 2008 due to slower than expected customer qualifications and the steep decline in the Japanese wireless market. These factors, among others, caused our stock price to drop significantly throughout 2008, resulting in a sustained market capitalization well below book value.

As a result, we believed our long-lived assets, including our acquisition-related intangible assets, may not be recoverable at December 28, 2008. Because of the vertical nature of our manufacturing operations and our multiple foundry, assembly and test facilities, we evaluated recoverability using a single entity-wide asset group that included all of our long-lived assets and related operating assets and liabilities. We prepared an undiscounted cash flow analysis and determined that the carrying value of the asset group exceeded the undiscounted cash flows expected from the use and eventual disposition of the asset group and, therefore, the asset group was not recoverable. Accordingly, we estimated the fair value of the asset group based on our cash flow forecast, discounted based on our weighted-average cost of capital. We measured the impairment as the difference between the fair value of the asset group and its carrying value.

As a result of this impairment analysis, we recorded a total long-lived asset impairment charge of approximately $1.6 billion for the fourth quarter ended December 28, 2008, reflecting the low demand for semiconductor equipment worldwide, coupled with excess supply. This charge is comprised of the following:

In millions
Property, plant and equipment	$1,578.4
Acquisition-related intangible assets	53.5

Total	$1,631.9

We also performed our annual goodwill impairment analysis in the fourth quarter of 2008. This analysis was based on the same forecasts and assumptions used for our long-lived asset impairment analysis discussed above, and we determined that the implied fair value of our goodwill was zero. As a result, we recognized an impairment charge on our remaining goodwill of $20.8 million, reducing the goodwill balance to zero.

Interest and other income, net

Interest and other income, net, decreased by $27.4 million in fiscal 2008 compared to fiscal 2007, primarily due to the combined effect of decreases in our invested cash, cash equivalents and marketable securities balances, and a decrease in our average investment portfolio yield of approximately 2.7 percent. In addition, we recorded a charge of approximately $3.3 million due to other than temporary impairment of our marketable securities. The decrease in interest and other income, net, in fiscal 2008 as compared to fiscal 2007 was also due to the recognition of approximately $7.5 million of gain from the sale of land in Asia in the second quarter of fiscal 2007, which was partially offset by approximately $3.4 million of loss from an early extinguishment of debt in the same period.

Interest and other income, net, increased by $20.9 million in fiscal 2007 compared to fiscal 2006, primarily due to a $13.9 million decrease in loss on early extinguishment of debt and a $6.3 million increase in interest income for fiscal 2007 due to the combined effect of increases in our invested cash, cash equivalents and marketable securities balances, and an increase in our average investment portfolio yield of approximately 0.4 percent. The increase in interest and other income, net, for fiscal 2007 was also partially due to a $7.5 million gain realized on the sale of land in Asia in the second quarter of fiscal 2007 as compared to a $6.9 million gain on the sale of marketable securities in the second quarter of fiscal 2006.

Interest expense

Interest expense increased by approximately $17.0 million in fiscal 2008 as compared to fiscal 2007, primarily due to approximately $16.9 million of interest capitalized related to the build out of SP1 in 2007, compared with approximately $6.5 million in 2008 and an approximately $8.2 million reduction in interest expense related to an adjustment to a capital lease obligation during fiscal 2007. The increase in interest expense incurred was partially offset by lower average interest rates on our debt portfolio in fiscal 2008. The average interest rates on our debt portfolio were 6.14 percent for fiscal 2008 as compared to 7.58 percent for fiscal 2007.

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

Income tax

We recorded income tax expense of approximately $62.9 million in fiscal 2008, as compared to approximately $25.1 million of income tax benefit in fiscal 2007, and approximately $2.2 million of income tax benefit in fiscal 2006.

The income tax expense recorded for fiscal 2008 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily because we can not benefit from U.S. operating losses due to lack of a history of earnings, an increase of $64.5 million in the valuation allowance associated with deferred tax assets of our Japanese subsidiary, and income that was incurred and tax effected in foreign jurisdictions with different tax rates.

The increase of $64.5 million in the valuation allowance associated with deferred tax assets of our Japanese subsidiary was recorded due to our change in judgment about the realizability of our Japanese deferred tax assets and the filing of the Spansion Japan Proceeding. We believe it is not more likely than not that these deferred tax assets will be realized in these jurisdictions.

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

As of December 28, 2008, we recorded a valuation allowance of approximately $537.8 million against our U.S. deferred tax assets, net of deferred tax liabilities. This valuation allowance offsets all of our net U.S. deferred tax assets. As of December 28, 2008 we have also recorded valuation allowances of approximately $534.0 million against various foreign deferred tax assets for which we believe it is not more likely than not that they will be realized.

Other Items

In the second quarter of fiscal 2006, we began selling our products directly to AMD’s former customers and customers not served solely by Fujitsu. In the fourth quarter of fiscal 2008, we began selling our products directly to the customers and distributors previously served by Fujitsu. The following table summarizes net sales by geographic areas for the periods presented:

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Geographical sales(1):
Net sales to end customers(2):
United States of America	$307,039	$295,632	$174,930
China	669,231	658,205	479,040
Korea	238,370	260,854	282,596
EMEA	351,052	333,430	312,114
Others	63,972	79,132	61,799
Net sales to related parties:
United States (net sales to AMD)(3)	—	—	336,172
Japan (net sales to Fujitsu )	652,139	873,560	932,623

Total	$2,281,803	$2,500,813	$2,579,274

(1)	Geographical sales are based on the customer’s bill-to location.
(2)	Net sales to end customers represent sales since the end of the first quarter of fiscal 2006 to AMD’s former customers and customers not served solely by Fujitsu.
(3)	For fiscal 2006, these represent sales during the first quarter.

The impact on our operating results from changes in foreign currency exchange rates has not been material, principally because our expenses denominated in yen are generally comparable to our sales denominated in yen, and we have entered into foreign currency exchange contracts to mitigate our exposure when yen denominated expenses and sales are not comparable.

Contractual Obligations

The following table summarizes our contractual obligations at December 28, 2008, as impacted by the Creditor Protection Proceedings. Amounts due under our revolving facilities, the terms of which are described below, are not included in the table. The table is supplemented by the discussion following the table.

	Total	2009	2010	2011	2012	2013	2014 and Beyond
	(in thousands)
Senior Secured Floating Rate Notes	$625,000	$625,000	$—	$—	$—	$—	$—
Spansion Japan 2007 Credit Facility	287,963	121,247	166,715	—	—	—	—
Senior Notes	250,000	250,000	—	—	—	—	—
Exchangeable Senior Subordinated Debentures	207,000	207,000	—	—	—	—	—
Capital lease obligations	96,134	47,440	29,412	19,282	—	—	—
Other Credit Facility—Subsidiaries	138	138	—	—	—	—	—
Other long term liabilities	19,979	8,109	8,109	3,109	652	—	—
Operating leases(1)	25,568	15,521	5,651	2,458	962	401	575
Unconditional purchase commitments(2), (3)&(4)	284,872	129,861	87,784	44,566	20,246	2,415	—

Total contractual obligations	$1,796,654	$1,404,316	$297,671	$69,415	$21,860	$2,816	$575

(1)	Effective March 31, 2009, one operating lease was cancelled and as a result, future payments of $1.7 million due on this lease through 2011 are no longer payable.
(2)	Unconditional purchase commitments (UPC) include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are related principally to inventory and other items. UPCs exclude agreements that are cancelable without penalty.
(3)	Effective February 19, 2009, a UPC contract was terminated by one of our vendors due to our default on payments. As a result, the vendor has made a claim to the entire future UPC of approximately $210.9 million, payable through 2013. This claim has been stayed by the U.S. Bankruptcy Court.
(4)	Effective March 1, 2009, a UPC contract was renegotiated, resulting in lowering our commitment by approximately $8.0 million through 2010.

Senior Secured Floating Rate Notes

In May 2007, Spansion LLC, our wholly owned operating company subsidiary, issued $625.0 million aggregate principal amount of the Senior Secured Floating Rate Notes due 2013 (the Notes). Interest on the Notes accrues at a rate per annum, reset quarterly, equal to the 3-month LIBOR plus 3.125 percent. Interest is payable on March 1, June 1, September 1 and December 1 of each year beginning September 1, 2007 until the maturity date of June 1, 2013. As of December 28, 2008, the Notes bear interest at approximately 5.33 percent.

In connection with the issuance of the Notes, we, Spansion LLC and Spansion Technology Inc. executed a pledge and security agreement pursuant to which and subject to exceptions specified therein, the Notes are secured by a first priority lien on all of Spansion LLC’s inventory (excluding returned inventory), equipment and real property and proceeds thereof (excluding receivables or proceeds arising from sales of inventory in the ordinary course of business), presently owned or acquired in the future by Spansion LLC and by each of the current and any future guarantors. The Notes are also secured by a second-priority lien that is junior to the liens securing Spansion LLC’s Senior Secured Revolving Credit Facility agreement, as amended, on substantially all other real and personal property and proceeds thereof, including receivables or proceeds arising from sales of inventory in the ordinary course of business presently owned or acquired in the future by us and by each of the current and any future guarantors. The Notes are further secured by certain deeds of trust related to real property owned by Spansion LLC in California and Texas. As of December 28, 2008, the Notes are collateralized by a first priority lien on our inventory and property, plant and equipment with a total net book value of approximately $632.6 million, and by a second priority lien on our accounts receivables with a net book value of approximately $145 million.

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

The Spansion Japan Proceedings constituted an event of default, causing acceleration of the outstanding obligations under the Notes. Subsequent to the filing for the Creditor Protection Proceedings, a group purporting to hold substantial amounts of our publicly traded Senior Secured Floating Rate Notes due 2013 has organized (the Floating Rate Noteholders). The role of the Floating Rate Noteholders in the Creditor Protection Proceedings may develop and change over the course of such proceedings.

Spansion Japan 2007 Credit Facility

On March 30, 2007, Spansion Japan entered into a committed senior facility agreement with certain Japanese financial institutions that provides Spansion Japan with a 48.4 billion yen senior secured term loan facility (approximately $533.8 million as of December 28, 2008).

Spansion Japan could pursuant to the terms of this facility, borrow amounts in increments of 1.0 billion yen (approximately $11.0 million as of December 28, 2008). Amounts borrowed under this facility bear interest at a rate equal to the three-month Tokyo Interbank Offered Rate (TIBOR), at the time of the drawdown, which resets quarterly, plus a margin of two percent per annum. Borrowing availability was based on capital deliveries for Spansion Japan’s SP1 facility. The drawdown period expired on March 31, 2008.

Pursuant to the terms of Spansion Japan 2007 Credit Facility, Spansion Japan is not permitted, among other things, to create any security interests or liens on any of its pledged assets and to sell or dispose of any of its pledged assets, subject to certain exceptions. This facility may be terminated in the event of default in accordance with the terms of this facility. Events of default under the facility include, among other things, the following: a default in performance of payment; if any of debt obligations of Spansion LLC exceeding $25.0 million, or of Spansion Japan exceeding 1.0 billion yen, are not paid when due; or if any debt obligations of Spansion Japan or Spansion LLC are accelerated or otherwise become due and payable, in each case if not cured within applicable time periods set forth in the Spansion Japan 2007 Credit Facility.

In March 2008, we borrowed an additional amount of 5.6 billion yen (approximately $61.8 million as of December 28, 2008) under this facility. We began to make quarterly principal installments in the second quarter of fiscal 2008. The facility bears interest at approximately 2.9 percent and is scheduled to be repaid in quarterly principal installments through the fourth quarter of fiscal 2010. This facility is collateralized by the assets of Spansion Japan with a net book value of 42.0 billion yen (approximately $463.1 million as of December 28, 2008).

As of December 28, 2008 and December 30, 2007, the outstanding balance under this facility was 26.1 billion yen (approximately $288.0 million) and 28.8 billion yen (approximately $256.5 million).

The Spansion Japan Proceedings constituted an event of default, causing acceleration of the outstanding obligations under the Spansion Japan 2007 Credit Facility. As the acceleration of the outstanding obligations was caused by the Spansion Japan Proceedings, which accord Spansion Japan protection from its creditors while it continues its restructuring efforts, payments under the Spansion Japan 2007 Credit Facility have been stayed and this facility continues to be classified under its contractual payment terms as of December 28, 2008.

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

Certain events may result in the accelerated maturity of the Senior Notes, including a default in any interest, principal or premium amount payment; a merger, consolidation or sale of all or substantially all of our property; a breach of covenants in the senior notes or the respective indenture; a default in certain debts; or if a court enters certain orders or decrees under any bankruptcy law. Upon occurrence of one of these events, the principal of and accrued interest on all of the senior notes, as the case may be, may become immediately due and payable. If we incur any judgment for the payment of money in an aggregate amount in excess of $50 million or take certain voluntary actions in connection to insolvency, all amounts on the Senior Notes shall become due and payable immediately.

On January 16, 2009, we delayed making the interest payment on our outstanding 11.25% Senior Notes due 2016, which was due January 15, 2009. Under the indenture governing the 11.25% Senior Notes (the Senior Notes Indenture), a failure to make an interest payment is subject to a 30-day cure period. We did not make this interest payment within the 30-day cure period, which expired on February 14, 2009. The failure to make the interest payment within the cure period is an event of default under the Senior Notes Indenture, which resulted in all obligations under the Senior Notes Indenture (approximately $266 million as of the date of the event of default) automatically becoming due and payable.

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

The Debentures were not exchangeable prior to January 6, 2007. On January 6, 2007, the Debentures became exchangeable for shares of our Class A common stock, cash or a combination of cash and shares of such Class A common stock, at our option. Full conversion of the Debentures into shares would result in an initial exchange rate of 56.7621 shares of Class A common stock per debenture representing an initial exchange price of approximately $17.6174 per share of Spansion Inc. Class A common stock. The debentures have not been exchanged for Class A common stock as of December 28, 2008.

We, at any time prior to maturity may make an irrevocable election to satisfy the exchange obligation in cash up to 100 percent of the principal amount of the debentures exchanged, with any remaining amount to be satisfied in shares of Class A common stock or a combination of cash and shares of Class A common stock at the above exchange ratio. In the event that we make this irrevocable election, debenture holders may exchange their debentures only under the following circumstances:

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). The FSP requires convertible debt which may be settled in cash upon conversion, including partial cash conversion, to be separated into debt and equity components at issuance with a value to be assigned to each component in a manner that will reflect the entity’s non convertible debt borrowing rate. The difference between the cash proceeds from debt issuance and the fair value assigned to the debt will be recorded as a debt discount and amortized to interest expense over the life of the debt. The effective date of this FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and it does not permit earlier application. However, the transition guidance requires retroactive application to all periods presented. The FSP APB 14-1 will impact our accounting for our Exchangeable Senior Subordinated Debentures. The equity component would be included in the paid-in capital portion of stockholders’ equity on the balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component. Although FSB APB 14-1 will have no impact on our actual past or future cash flows, it will require us to record additional non-cash interest expense as the debt discount is amortized which will adversely impact earnings per share. Higher interest expense will result by recognizing accretion of the discounted carrying value of the 2.25% Exchangeable Senior Subordinated Debentures to their face amount as interest expense over the term of the debt. Interest expense associated with the 2.25% Exchangeable Debt for prior periods will also be higher than previously reported due to the retrospective application of FSP APB 14-1. Based on the preliminary analysis performed by us, the interest expense associated with our 2.25% Exchangeable Debt will be approximately $7.5 million, $6.5 million and $3.2 million higher for fiscal years 2008, 2007 and 2006, respectively, as a result of adopting this FSP.

The Spansion Japan Proceedings constituted an event of default, causing acceleration of the outstanding obligations under the Debentures.

Spansion Japan 2007 Revolving Credit Facility

On December 28, 2007, Spansion Japan entered into the Spansion Japan 2007 Revolving Credit Facility agreement with the several financial institutions that provides for a revolving credit facility in the aggregate principal amount of up to 14.0 billion yen (approximately $154.4 million as of December 28, 2008).

Available amounts for borrowing under this credit facility are limited to the amount of trade receivables held by Spansion Japan. If at anytime the aggregate amount of borrowings under this credit facility exceeds the amount of the trade receivables, Spansion Japan is obligated to prepay an amount such that the borrowings outstanding after such prepayment are below the level of the trade receivables. Borrowings may be for a term of one week or more, but not more than three months, as determined by Spansion Japan. Amounts borrowed under this credit facility bear interest at a rate equal to TIBOR, at the specified date preceding or at the time of the borrowing in accordance with the terms of this credit facility, plus a margin of 0.50 percent per annum.

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

As of December 28, 2008, the outstanding balance under this facility is 6.5 billion yen (approximately $71.7 million). This amount bears interest at approximately 1.0 percent as of December 28, 2008. This facility will expire on December 28, 2009 and is extendable at each anniversary with an extension fee of 0.2 percent of the commitment amount.

The Spansion Japan Proceedings constituted an event of default, causing acceleration of the outstanding obligations under the Spansion Japan 2007 Revolving Credit Facility.

Senior Secured Revolving Credit Facility

On May 9, 2007, Spansion LLC, the agent and the other lenders party to the Senior Secured Revolving Credit Facility amended the credit agreement and the security agreement in connection therewith, and the Company, STI and Spansion International entered into certain new security agreements. Pursuant to the amendment to the revolving facility credit agreement, lenders consented to the incurrence of the Senior Secured Floating Rate Notes and the grant of related liens. This resulted in the revolving credit facility lenders and the Senior Secured Floating Rate Notes holders holding substantially similar security. The relative priorities of the classes of lenders in various types of collateral is set forth in an intercreditor agreement between the agent for the revolving credit facility lenders and the trustee and collateral agent for the Senior Secured Floating Rate Notes holders.

On December 23, 2008, Spansion LLC, the agent and other financial institutions entered into another amendment (the Amendment), which amended the Credit Agreement (as amended, the Agreement) and the Security Agreement. The Amendment, among other things, provides the following changes to the Agreement:

•	Amounts available for borrowing under the Agreement have been reduced from up to an aggregate of $175 million to up to an aggregate of $45 million.

•

Minimum cash flow requirements have been added to provide that on the last day of each of the following measurement periods Spansion is required, on a consolidated basis, to have cash flow of at least (or no more negative than):

Measurement Period	Cash Flow
The fiscal quarter ending on December 28, 2008	$(90,000,000)
The two consecutive fiscal quarters ending on March 29, 2009	$(100,000,000)
The three consecutive fiscal quarters ending on June 28, 2009	$(70,000,000)
The four consecutive fiscal quarters ending on September 27, 2009	$(85,000,000)
The five consecutive fiscal quarters ending on December 27, 2009	$(120,000,000)

•	The minimum EBITDA requirements have been revised to provide that on the last day of each of the following fiscal quarters Spansion is required to maintain EBITDA, on a consolidated basis, as follows:

Period Ending	EBITDA
December 28, 2008	$220,000,000
March 29, 2009	$240,000,000
June 28, 2009	$270,000,000
September 27, 2009	$280,000,000
December 27, 2009	$310,000,000

The Amendment also (i) imposes an availability block at all times in the amount of $25 million, (ii) permits certain indebtedness to be incurred by us from UBS Bank USA (UBS) and the incurrence of liens on certain auction rate securities created in favor of UBS to secure such indebtedness, and (iii) waives any existing EBITDA covenant default.

As of December 28, 2008, the total outstanding balance under this credit facility was $34 million. This amount bears interest at approximately 5.7 percent as of December 28, 2008. On February 20, 2009, we repaid the balance outstanding under this credit facility in full.

The Spansion Japan Proceedings constituted an event of default, causing acceleration of the outstanding obligations under the Senior Secured Revolving Credit Facility.

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

As of December 28, 2008 and December 30, 2007, the amount outstanding under this loan facility was approximately 0.48 million Malaysian ringgit (approximately $0.1 million) and 6.7 million Malaysian ringgit (approximately $2.0 million), respectively.

On February 5, 2009, we repaid the balance outstanding under this loan in full.

Spansion China 2008 Revolving Credit Facility

In June 2008, Spansion China entered into a revolving credit facility agreement with a local financial institution, effective as of June 27, 2008, in the aggregate principal amount of up to 80 million Yuan RMB (approximately $11.7 million as of December 28, 2008). The borrowings must be used for working capital purposes. The interest rate for each drawdown denominated in RMB is a floating rate that is benchmarked to the rate published by the People’s Bank of China for RMB loans with the same term and may, thereafter, be adjusted every month. The interest rate for each drawdown denominated in U.S. dollars is six-month LIBOR plus four percent and may, thereafter, be adjusted every six months. The last drawdown against this credit facility can be made on or before May 27, 2009.

As of December 28, 2008, we had no amounts outstanding under this credit facility and the Creditor Protection Proceedings did not have an impact on availability under this credit facility.

Obligations under Capital Leases

On March 26, 2008, we entered into an equipment lease agreement with a third-party financial institution. Under the lease agreement, we leased certain equipment for a period of 36 months, in the amount of approximately $52.1 million, beginning on March 27, 2008. We accounted for the lease transaction as a capital lease.

As of December 28, 2008 and December 30, 2007, we had aggregate outstanding capital lease obligations, net of imputed interest, of approximately $82.6 million and $74.0 million, respectively. The aggregate weighted average interest rate for the capital lease obligations was 11.6 percent as of December 28, 2008. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2011. Leased assets consist principally of machinery and equipment.

As of December 28, 2008, the gross amount of assets recorded under capital leases and accumulated amortization thereon was approximately $180 million and $78 million, respectively. In addition, we recognized an impairment loss of approximately $61.9 million on the leased assets in the fourth quarter of fiscal 2008 as a result of the impairment review of long-lived assets As of December 30, 2007, the gross amount of assets recorded under capital leases and accumulated amortization thereon was approximately $169 million and $86, respectively. These leased assets are included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense.

On March 28, 2009, we submitted a motion to the U.S. Bankruptcy Court for rejection of capital leases with future principal and interest payments of approximately $43.8 million through 2011. This motion, if approved, would allow for the rejection of these leases.

Other Financial Matters

In November 2008, we accepted an offer to participate in an auction rate securities settlement from UBS, our broker, providing us the right, but not the obligation, to sell to UBS up to 100 percent of our ARS at par, commencing June 30, 2010. Our right to sell the ARS to UBS commencing June 30, 2010 through July 2, 2012 represents a put option for a payment equal to the par value of the ARS. Therefore, upon acceptance of the offer from UBS, we elected to measure the put option under the fair value option of FASB Statement 159 and recorded $27.5 million as the fair value of the put option asset as of December 28, 2008, with a corresponding credit to other income in the consolidated statement of operations for the year ended December 28, 2008. Please see Note 17 of Notes to Consolidated Financial Statements for further disclosure regarding the accounting for the UBS put option.

Liquidity

Overview

Our cash and cash equivalents at December 28, 2008 totaled $116.4 million and consisted of cash and investments in money market funds.

The majority of our consolidated cash is held in the United States ($80.4 million) and Japan ($31.7 million). Historically, we concentrated much of our cash balances in the U.S. to maximize efficiency and investment returns, and deployed our cash throughout the Company and our subsidiaries through a variety of intercompany borrowing and transfer pricing arrangements. In addition, we were able to freely transfer funds to, from and amongst subsidiaries, as needed.

As a result of the Creditor Protection Proceedings, cash in the various consolidated entities is generally available to fund operations in their respective jurisdictions, but generally is not available to be freely transferred to or amongst subsidiaries other than for normal course intercompany trade and pursuant to specific court- approved agreements as highlighted below. This has placed greater reliance on individual subsidiary cash balances, as our ability to fund specific needs in excess of our current intercompany cash flow arrangements becomes more restricted.

Since the Petition Date, we have generally maintained use of our cash management system, and consequently, have minimized disruption to our operations, pursuant to various court approvals obtained in connection with the Creditor Protection Proceedings. We continue to operate our business under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. We have received approval from the U.S.Bankruptcy Court for a number of motions enabling us to continue to operate our businesses in the ordinary course and transition into the creditor protection process while minimizing the disruption to our business. Among other things, we received approval to continue paying employee wages and certain benefits in the ordinary course, to pay certain of our pre-petition obligations, including business related payments like claims of transport companies and certain contractors in satisfaction of liens or interests, to continue our cash management system, and to continue honoring customer program obligations.

We have commenced several initiatives to generate cost reductions and decrease the rate of cash outflow during the Creditor Protection Proceedings. In February 2009, we implemented a workforce reduction of approximately 2,400 employees or 28 percent of our existing employees. We also conducted reviews of our real estate and other property leases, equipment leases and agreements, supplier and customer contracts and general discretionary spending.

However, the matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our Creditor Protection Proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business. In addition, there is no assurance that (i) we will be able to maintain our current cash management system, (ii) we will generate sufficient cash to fund our operations during this process, or (iii) that we will be able to access any alternative financing on acceptable terms or at all. For a complete discussion of the risks facing our business, including our liquidity, please see Part II, Item 1A “Risk Factors.”

Financial Condition (Sources and Uses of Cash)

Our cash and cash equivalents at December 28, 2008 totaled $116.4 million and consisted of cash and investments in money market funds. We are subject to certain restrictions on our distribution of cash contained in our third-party loan agreements described under the “Contractual Obligations” section above.

Our cash flows for fiscal 2008, fiscal 2007 and fiscal 2006 are summarized as follows:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Net cash provided by operating activities	$262,552	$216,339	$451,617
Net cash used in investing activities	(331,746)	(1,015,741)	(603,547)
Net cash provided by financing activities	8,752	250,377	396,969
Effect of exchange rate changes on cash	(22,263)	(11,677)	8,316

Net increase (decrease) in cash and cash equivalents	$(82,705)	$(560,702)	$253,355

Net Cash Provided by Operating Activities

Net cash provided by operating activities was approximately $262.6 million in fiscal 2008. Non-cash items included in the net loss consisted primarily of approximately $633.7 million of depreciation and amortization, approximately $1.7 billion of asset impairment charges, approximately $21.6 million in stock compensation costs, and approximately $10.8 million of acquisition related in-process research and development. The net changes in operating assets and liabilities in fiscal 2008 consisted primarily of a decrease in accounts receivables of approximately $141.2 million due to a decline in net sales as a result of the adverse market conditions and a decrease in inventory of approximately $204.7 million.

Net cash provided by operating activities was approximately $216.3 million in fiscal 2007. Non-cash items included in the net loss consisted primarily of approximately $517.3 million of depreciation and amortization and approximately $16.1 million in compensation cost recognized under stock plans and an increase of approximately $41.4 million in benefit for deferred income taxes. The net changes in operating assets and liabilities in fiscal 2007 were primarily attributable to a build of our inventory of approximately $128.5 million in order to meet the demand for our higher density products in the first quarter of fiscal 2008; an increase in accounts payable and accrued liabilities of approximately $137.0 million primarily due to our continued focus on cash management in fiscal 2007; and an increase in income taxes payable of approximately $9.4 million primarily due to the gain from the JV1/JV2 Transaction consummated in the second quarter of fiscal 2007.

Net Cash Used in Investing Activities

Net cash used in investing activities in fiscal 2008 was approximately $331.7 million, which consisted of approximately $430.8 million of capital expenditures used to purchase property, plant and equipment, principally related to our investment in 300-millimeter equipment at SP1 and in our Submicron Development Center (the SDC), offset by a cash inflow of approximately $133.7 million from the maturities and sale of marketable securities.

Net cash used in investing activities in fiscal 2007 was approximately $1,015.7 million, which consisted of approximately $1,115.6 million of capital expenditures used to purchase property, plant and equipment, principally related to our investment in 300-millimeter equipment at SP1 and the SDC, and approximately $90.7 million used in the purchase of marketable securities, and which was offset in part by cash proceeds of approximately $190.5 million from the sale of property, plant and equipment, primarily from the JV1/JV2 Transaction.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $8.8 million in fiscal 2008. This amount included approximately $250.6 million of borrowing proceeds primarily from our Spansion Japan 2007 Revolving Credit Facility, Spansion Japan 2007 Credit Facility and Senior Secured Revolving Credit Facility, offset by approximately $241.8 million in repayments on debt (primarily under the Spansion Japan 2007 Revolving Credit Facility and Spansion Japan 2007 Credit Facility) and capital lease obligations.

Net cash provided by financing activities was approximately $250.4 million in fiscal 2007, primarily as a result of approximately $854.1 million of proceeds from the issuance of Senior Secured Floating Rate Notes, net of issuance costs, and borrowing under our Spansion Japan 2007 Credit Facility, offset by approximately $603.8 million in payments on debt and capital lease obligations, $500 million of which constituted repayment and early extinguishment of the Senior Secured Term Loan Facility.

On December 29, 2008, subsequent to our fiscal year end, we entered into the UBS Credit Line with UBS that provides up to an aggregate amount of up to $85 million in the form of an uncommitted revolving line of credit, which is secured by the ARS we currently hold. We borrowed approximately $74.8 million under the UBS Credit Line on December 29, 2008. This UBS Credit Line bears interest at a variable rate equal to the lesser of: (a) LIBOR, plus a percentage rate between 1.250 percent to 2.750 percent, and (b) the then applicable weighted average rate of interest or dividend rate paid to us by the issuer of the ARS. The Spansion Japan Proceedings constituted an event of default, causing acceleration of the outstanding obligations under this credit line.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159 (Statement 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. Under Statement 159, a company may choose, at specified election dates, to measure eligible financial instrument and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. We adopted Statement 159 at the beginning of our fiscal year 2008 and did not make any elections for fair value accounting. Therefore, we did not record a cumulative-effect adjustment to our opening retained earnings balance. However, we did elect the fair value option in accounting for the UBS put option asset as a result of management’s intent to exercise our put option during the period June 30, 2010 to July 3, 2012. For a complete discussion of the accounting for the UBS put option asset, please see Note16 of Notes to Consolidated Financial Statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51. Statement 160 will require that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. Statement 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, as well as requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. Statement 160 is effective for fiscal years beginning after December 15, 2008 and must be applied on a prospective basis. As disclosed in Note 3 of Notes to Consolidated Financial Statements, we must, pursuant to Statement 160, deconsolidate Spansion Japan effective with the Commencement Date. We are currently assessing the impact this pronouncement will have on our future operating results and financial position.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of Statement 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. We adopted the provisions of Statement 157 with respect to our financial assets and liabilities only, and we will therefore adopt Statement 157 for non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis as of the beginning of the first quarter of fiscal 2009. This adoption is not expected to have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161 (Statement 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (Statement 133). Statement 161

changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Statement 161 does not change the accounting for derivative instruments. The guidance in Statement 161 is effective for us beginning in the first quarter of fiscal 2009.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). The FSP requires convertible debt which may be settled in cash upon conversion, including partial cash conversion, to be separated into debt and equity components at issuance with a value to be assigned to each component in a manner that will reflect the entity’s non convertible debt borrowing rate. The difference between the cash proceeds from debt issuance and the fair value assigned to the debt will be recorded as a debt discount and amortized to interest expense over the life of the debt. The effective date of this FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and it does not permit earlier application. However, the transition guidance requires retroactive application to all periods presented. The FSP APB 14-1 will impact our accounting for our Exchangeable Senior Subordinated Debentures. The equity component would be included in the paid-in capital portion of stockholders’ equity on the balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component. Although FSB APB 14-1 will have no impact on the our actual past or future cash flows, it will require us to record additional non-cash interest expense as the debt discount is amortized which will adversely impact earnings per share. Higher interest expense will result by recognizing accretion of the discounted carrying value of the 2.25% Exchangeable Senior Subordinated Debentures to their face amount as interest expense over the term of the debt. Interest expense associated with the 2.25% Exchangeable Debt for prior periods will also be higher than previously reported due to the retrospective application of FSP APB 14-1. Based on the preliminary analysis performed by us, the interest expense associated with our 2.25% Exchangeable Debt will be approximately $3.2 million, $6.5 million and $7.5 million higher for fiscal years 2006, 2007 and 2008, respectively, as a result of adopting this FSP.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” which clarifies the application of Statement 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP FAS 157-3 was effective immediately and we adopted its provisions with respect to our financial assets as of September 28, 2008.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” which amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. This FSP does not affect the accounting treatment for postretirement benefit plans. We will adopt this FSP for the fiscal year ending December 27, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and debt. We usually invest our cash in investments with short term maturities or with frequent interest reset terms.

Accordingly, our interest income fluctuates with short-term market conditions. As of December 28, 2008, our investment portfolio consisted of money market funds and ARS. With the exception of our ARS, these were highly liquid investments. Due to the short-term nature of our investment portfolio, excluding ARS, our exposure to interest rate risk is minimal.

As of December 28, 2008, approximately 30 percent of the principal amounts outstanding under our unrelated third party debt obligations were fixed rate. Approximately 70 percent of our total debt obligations were variable rate. Changes in interest rates associated with the variable rate portion of our debt could result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our interest expense by approximately $10 million annually. We continually monitor market conditions and may enter into hedges if deemed appropriate. We do not currently have any hedges of interest rate risk in place. We do not use derivative financial instruments for speculative or trading purposes.

Default Risk

We mitigate default risk in our investment portfolio by investing in only the highest credit quality securities and by constantly re-positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer or guarantor. The portfolio includes marketable securities with active markets to ensure portfolio liquidity.

There has been significant deterioration and instability in the financial markets during 2008. This period of extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of such securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. As of December 28, 2008, substantially all of our investments other than ARS are AAA/Aaa rated by at least one of the rating agencies. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated, as there are circumstances beyond our control.

In November 2008, we accepted an offer to participate in an auction rate securities settlement from UBS, providing us the right, but not the obligation, to sell to UBS up to 100 percent of our ARS at par, commencing June 30, 2010. Our right to sell the ARS to UBS commencing June 30, 2010 through July 2, 2012 represents a put option for a payment equal to the par value of the ARS. Upon acceptance of the offer with UBS, we had approximately $94.0 million investments in ARS after recording an other-than-temporary impairment charge of $27.9 million as of December 28, 2008. Although we have recorded an impairment charge marking down the carrying value of these marketable securities at December 28, 2008, we cannot assure you that additional impairment charges will not be required in the future and UBS will ultimately have the ability to repurchase our ARS at par, or at any other price during the put period described above. During 2008, the market conditions for these ARS deteriorated due to the uncertainties in the credit markets. As a result, we were not able to sell our ARS as scheduled in the auction market. See “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for further information.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 28, 2008 and comparable fair values as of December 30, 2007:

	2009	2010	2011	2012	2013	Thereafter	Total	2008 Fair value	2007 Fair value
	(in thousands , except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$—	$—	$—	$—	$—	$—	$—	$—	$29,869
Weighted-average rate	—	—	—	—	—	—	—
Variable rate amounts	$74,100	$—	$—	$—	$—	$—	$74,100	$74,100	$66,500
Weighted-average rate	0.92%	—	—	—	—	—	0.92%
Marketable Securities:
Variable rate amounts	$—	$—	$—	$—	$—	$—	$—	$—	$216,650
Weighted-average rate	—	—	—	—	—	—	—

Total Investment Portfolio	$74,100	$—	$—	$—	$—	$—	$74,100	$74,100	$313,019

Debt Obligations
Debt—fixed rate amounts	$457,138	$—	$—	$—	$—	$—	$457,138	$18,580	$327,799
Weighted-average rate	7.17%	—	—	—	—	—	7.17%
Debt—variable rate amounts	$851,934	$166,715	—	$—	$—	$—	$1,018,649	$396,250	$824,408
Weighted-average rate	4.91%	4.84%	—	—	—		4.90%

Total Debt Obligations	$1,309,072	$166,715	$—	$—	$—	$—	$1,475,787	$414,830	$1,152,207

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

As of December 28, 2008, we did not have any foreign currency forward contracts.

The following table provides information about our foreign currency forward contracts as of December 28, 2008 and December 30, 2007.

	As of December 28, 2008			As of December 30, 2007
	Notional Amount	Average Contract Rate	Estimated Fair Value	Notional Amount	Average Contract Rate	Estimated Fair Value
	(in thousands, except contract rates)
Foreign currency forward contracts:
Japanese yen	$—	¥—	$—	$120,500	¥112.85	$-604

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 28, 2008	Year Ended December 30, 2007	Year Ended December 31, 2006
Net sales	$1,630,573	$1,627,253	$1,310,479
Net sales to related parties/members	651,230	873,560	1,268,795

Total net sales	2,281,803	2,500,813	2,579,274

Cost of sales (Note 8)	2,193,345	2,065,143	2,063,639
Research and development (Note 8 )	431,808	436,785	342,033
Sales, general and administrative (Note 8 )	253,878	239,317	264,358
Acquisition related in-process research and development	10,800	—	—
Restructuring charges (Note 18)	11,161	—	—
Asset impairment charges	1,652,622	—	—

Operating loss	(2,271,811)	(240,432)	(90,756)
Interest and other income, net	5,200	32,595	11,681
Interest expense	(97,843)	(80,803)	(70,903)

Other income (expense), net	(92,643)	(48,208)	(59,222)

Loss before income taxes	(2,364,454)	(288,640)	(149,978)
(Provision) benefit for income taxes	(62,865)	25,144	2,215

Net loss	$(2,427,319)	$(263,496)	$(147,763)

Net loss per share:
Basic and diluted	$(15.64)	$(1.95)	$(1.15)

Shares used in per share calculation:
Basic and diluted	155,162	134,924	128,965

See accompanying notes

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 28, 2008	December 30, 2007
Assets

Current assets:
Cash and cash equivalents	$116,387	$199,092
Marketable securities	—	216,650
Trade accounts receivable	132,099	184,873
Trade accounts receivable from related parties (Note 8 )	111,448	189,372
Allowance for doubtful accounts	(8,106)	(6,156)

Trade accounts receivable, net	235,441	368,089
Other receivables	7,789	—
Other receivables from related parties (Note 8)	6,127	11,873

Inventories:
Raw materials	16,305	31,877
Work-in-process	264,393	421,765
Finished goods	98,459	130,227

Total inventories	379,157	583,869
Deferred income taxes	3,213	26,607
Prepaid expenses and other current assets	35,225	46,452

Total current assets	783,339	1,452,632

Property, plant and equipment:
Land	37,355	27,662
Buildings and leasehold improvements	181,843	1,122,480
Equipment	551,567	4,411,666
Construction in progress	24,265	768,918

Total property, plant and equipment	795,030	6,330,726
Accumulated depreciation and amortization	—	(4,058,762)

Property, plant and equipment, net	795,030	2,271,964

Deferred income taxes	—	29,957
Acquisition related intangible assets, net	1,646	—
Auction rate securities	94,014	—
Put option	27,465	—
Other assets	73,950	61,092

Total assets	$1,775,444	$3,815,645

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Notes payable to banks under revolving loans	$105,687	$—
Accounts payable	465,844	489,163
Accounts payable to related parties (Note 8 )	74,592	56,929
Accrued compensation and benefits	60,412	60,778
Accrued liabilities to related parties (Note 8 )	5,092	9,666
Other accrued liabilities	88,943	88,006
Income taxes payable	3,972	13,818
Deferred income on shipments to a related party	364	582
Deferred income on shipments	34,921	39,375
Current portion of long-term debt	1,187,027	68,705
Current portion of long-term obligations under capital leases	39,063	33,092

Total current liabilities	2,065,917	860,114

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Consolidated Balance Sheets—(Continued)

(in thousands, except par value and share amounts)

	December 28, 2008	December 30, 2007
Deferred income taxes	3,267	186
Long-term debt, less current portion	166,716	1,258,616
Long-term obligations under capital leases, less current portion	43,530	40,920
Other long-term liabilities	44,330	23,361

Commitments and contingencies
Stockholders’ equity (deficit):
Capital stock:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued outstanding	—	—
Class A common stock, $0.001 par value, 714,999,998 shares authorized, 161,102,495 and 135,371,515 shares issued and outstanding as of December 28, 2008 and December 30, 2007 (Note 20)	161	135
Class B common stock, $0.001 par value, 1 share authorized, 0 share issued and outstanding as of December 28, 2008 and December 30, 2007 (Note 20)	—	—
Class C common stock, $0.001 par value, 1 share authorized, 0 and 1 share issued and outstanding as of December 28, 2008 and December 30, 2007 (Note 20)	—	—
Additional paid-in capital	2,356,629	2,221,175
Accumulated deficit	(2,979,985)	(552,667)
Accumulated other comprehensive income (loss)	74,879	(36,195)

Total stockholders’ equity (deficit)	(548,316)	1,632,448

Total liabilities and stockholders’ equity (deficit)	$1,775,444	$3,815,645

See accompanying notes

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 28, 2008	Year Ended December 30, 2007	Year Ended December 31, 2006
Cash Flows from Operating Activities:
Net loss	$(2,427,319)	$(263,496)	$(147,763)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	633,692	517,281	536,993
Asset impairment charges	1,652,622	—	—
Write-off of in-process research and development	10,800	—	—
Loss on pension curtailment	—	2,010	—
Loss on early extinguishment of debt	—	3,435	17,310
Provision for doubtful accounts	1,799	1,559	2,383
Provision (benefit) for deferred income taxes	49,887	(41,401)	(2,528)
Net gain on sale and disposal of property, plant, and equipment	(28,238)	(30,172)	(14,582)
Other than temporary impairment on marketable securities	3,270	—	—
Other than temporary impairment on investments	2,648	—	—
Gain on sale of marketable securities	(621)	—	(6,884)
Compensation recognized under employee stock plans	21,578	16,138	17,424
Amortization of premium on floating rate notes and discount of senior subordinated and senior notes, net	2,257	2,309	3,158
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable from related parties	72,222	6,444	210,973
(Increase) decrease in other receivables from related parties	(742)	(9,548)	11,742
Decrease (increase) in trade account receivables	69,722	17,486	(202,359)
Decrease (increase) in inventories	204,713	(128,489)	4,304
Decrease (increase) in prepaid expenses and other current assets	14,799	(11,606)	(2,374)
(Increase) decrease in other assets	(1,183)	(15,769)	3,700
Increase (decrease) in accounts payable and accrued liabilities to related parties	18,262	40,763	(111,776)
(Decrease) increase in accounts payable and accrued liabilities	(14,099)	96,267	153,429
(Decrease) increase in accrued compensation and benefits	(8,883)	(3,767)	(13,403)
Increase (decrease) in income taxes payable	(9,846)	9,435	(8,725)
Increase (decrease) in deferred income on shipments to a related party	(218)	353	(31,672)
Increase (decrease) in deferred income on shipments	(4,570)	7,107	32,267

Net cash provided by operating activities	262,552	216,339	451,617

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	6,743	190,532	20,075
Purchases of property, plant and equipment	(430,831)	(1,115,598)	(716,618)
Business acquisitions, net of cash acquired	733	—	—
Proceeds from maturity and sale of marketable securities	133,695	891,250	372,583
Purchases of marketable securities	(36,950)	(981,925)	(279,587)
Loan made to an investee	(5,136)	—	—

Net cash used in investing activities	(331,746)	(1,015,741)	(603,547)

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Consolidated Statements of Cash Flows—(Continued)

	Year Ended December 28, 2008	Year Ended December 30, 2007	Year Ended December 31, 2006
	(in thousands)
Cash Flows from Financing Activities:
Cash distributions to related parties for stock-based compensation (Note 8 )	—	—	(8,485)
Proceeds from sale-leaseback transactions	—	—	48,236
Proceeds from borrowings, net of issuance costs	250,558	854,120	889,735
Payments on loans from related parties	—	—	(197,619)
Payments on debt and capital lease obligations	(241,806)	(603,819)	(402,711)
Proceeds from issuance of common stock, net of offering costs	—	76	67,813

Net cash provided by financing activities	8,752	250,377	396,969

Effect of exchange rate changes on cash and cash equivalents	(22,263)	(11,677)	8,316

Net (decrease) increase in cash and cash equivalents	(82,705)	(560,702)	253,355
Cash and cash equivalents at the beginning of period	199,092	759,794	506,439

Cash and cash equivalents at end of period	$116,387	$199,092	$759,794

Supplemental Cash Flows Disclosures:
Interest paid (including $0, $0, $11,306 of interest related to obligations to related parties)	$94,593	$95,392	$48,457
Income taxes paid (refunded)	$(15,155)	$9,650	$6,229

Non-cash investing and financing activities:
Equipment sales-leaseback transactions	$—	$—	$45,956
Equipment capital leases	$56,611	$—	$—
Accrued capital distributions to (contribution from) related party for stock-based compensation (Note 7)	$—	$—	$(9,157)
Issuance of common stock and stock options to acquire Saifun	$108,898	$—	$—

See accompanying notes

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at December 25, 2005	128,146	$128	$2,110,540	$(131,418)	$(57,273)	$1,921,977

Comprehensive loss:
Net loss	—	—	—	(147,763)	—	(147,763)
Other comprehensive income:
Net unrealized gains on investment, net of taxes of $0	—	—	—	—	(407)	(407)
Net change in minimum pension liability, net of taxes of $0	—	—	—	—	7,412	7,412
Net change in cumulative translation adjustment	—	—	—	—	(11,801)	(11,801)
Reclassification adjustment for realized gain on sale of marketable securities included in net loss	—	—	—	—	(6,884)	(6,884)

Total other comprehensive loss	—	—	—	—	—	(11,680)

Total comprehensive loss	—	—	—	—	—	(159,443)
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	(10,753)	(10,753)
Stock-based compensation activity with related party, net	—	—	(415)	—	—	(415)
Discharge of stock-based compensation payable to AMD (Note 4)	—	—	9,157	—	—	9,157
Issuance of shares:
Vesting of RSUs	826	1	(1)	—	—	—
Issuance of common stock in secondary offering, net of issuance costs of $2,133	5,247	5	67,808	—	—	67,813
Compensation recognized under employee stock plans	—	—	17,424	—	—	17,424

Balance at December 31, 2006	134,219	134	2,204,513	(279,181)	(79,706)	1,845,760

Comprehensive loss:
Net loss	—	—	—	(263,496)	—	(263,496)
Other comprehensive income:
Change in pension plan, net of taxes of $0	—	—	—	—	2,269	2,269
Net change in cumulative translation adjustment	—	—	—	—	41,242	41,242

Total other comprehensive income	—	—	—	—	—	43,511

Total comprehensive loss	—	—	—	—	—	(219,985)
Adjustment to initially apply Issue 06-2	—	—	—	(10,150)	—	(10,150)
Adjustment to initially apply FIN 48	—	—	—	160	—	160
Adjustment to common stock issuance costs	—	—	466	—	—	466
Issuance of shares:
Vesting of RSUs	1,148	1	(1)	—	—	—
Exercise of options	5	—	60	—	—	60
Compensation recognized under employee stock plans	—	—	16,137	—	—	16,137

Balance at December 30, 2007	135,372	135	2,221,175	(552,667)	(36,195)	1,632,448

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Consolidated Statements of Stockholders’ Equity (Deficit)—(Continued)

(in thousands)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Comprehensive loss:
Net loss	—	—	—	(2,427,318)	—	(2,427,318)
Other comprehensive income:
Net unrealized gain on investment	—	—	—	—	662	662
Change in pension plan, net of taxes of $0	—	—	—	—	(34,985)	(34,985)
Net change in cumulative translation adjustment	—	—	—	—	145,397	145,397

Total other comprehensive income	—	—	—	—	—	111,074

Total comprehensive loss	—	—	—	—	—	(2,316,244)
Issuance of shares:
Vesting of RSUs	1,368	1	(1)	—	—	—
Exercise of options	26	—	1	—	—	1
Issuance of common stock to acquire Saifun	22,729	23	108,876	—	—	108,899
Issuance of common stock to purchase asset	1,608	2	4,998	—	—	5,000
Compensation recognized under employee stock plans	—	—	21,580	—	—	21,580

Balance at December 28, 2008	161,103	$161	$2,356,629	$(2,979,985)	$74,879	$(548,316)

See accompanying notes

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements

1. Nature of Operations

The Company

Spansion Inc. (the Company) is a semiconductor device company headquartered in Sunnyvale, California, with research and development, manufacturing and assembly operations in the United States, Middle East, Europe and Asia. The Company designs, develops, manufactures, markets, licenses and sells Flash memory technology and solutions.

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

History of the Company

In 1993, Advanced Micro Devices, Inc. (AMD) and Fujitsu Limited (Fujitsu) formed a manufacturing venture, Fujitsu AMD Semiconductor Limited (FASL).

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

As of June 30, 2003, in order to expand their existing manufacturing venture, AMD and Fujitsu formed a limited liability company called FASL LLC and later renamed Spansion LLC. In addition to its 49.992 percent ownership in FASL, AMD contributed to Spansion LLC its Flash memory inventory, its wafer manufacturing facility located in Austin Texas, its Flash memory research and development facility (the Submicron Development Center (SDC)) located in Sunnyvale, California, and its Flash memory assembly and test facilities located in Thailand, Malaysia and China. Fujitsu contributed to Spansion LLC its 50.008 percent ownership interest in FASL, its Flash memory inventory and its Flash memory assembly and test facilities located in Malaysia. Both AMD and Fujitsu transferred employees to Spansion LLC to perform various research and development, marketing and administration functions. AMD and Fujitsu also provided working capital to Spansion LLC in the form of cash contributions and loans. As a result, Spansion LLC began manufacturing finished Flash memory devices which through the first fiscal quarter of fiscal 2006 were exclusively sold to AMD and Fujitsu. In the second quarter of fiscal 2006, the Company began selling its products directly to customers previously served by AMD (see Note 8).

On December 21, 2005, Spansion LLC was reorganized into Spansion Inc. and completed its underwritten initial public offering (IPO) of its Class A common stock. The Company’s shares of Class A common stock trade on the Nasdaq Global Select Market under the symbol “SPSN,” although the Company is currently subject to delisting proceedings as a result of the Creditor Protection Proceedings (see Note 2).

On March 18, 2008, the Company completed the acquisition of all of the outstanding shares of Saifun Semiconductor Ltd. (Saifun), a provider of intellectual property (IP) solutions for the non volatile memory (NVM) market. Saifun licenses its IP to semiconductor manufacturers that use this technology to develop and manufacture a variety of stand alone and embedded NVM products.

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

2. Creditor Protection Proceedings

On February 10, 2009, Spansion Japan Limited, an indirect wholly owned subsidiary of Spansion Inc, filed a proceeding under the Corporate Reorganization Law (Kaisha Kosei Ho) of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding), and successively the Spansion Japan Proceeding was formally commenced on March 3, 2009 (the Commencement Date), when the Tokyo District Court entered the commencement order and appointed the incumbent representative director of Spansion Japan as trustee. On March 1, 2009, Spansion Inc, Spansion LLC, Spansion Technology LLC, Spansion International, Inc., and Cerium Laboratories LLC (collectively, the Debtors) each filed a voluntary petition for relief under Chapter 11 of the bankruptcy code in the Bankruptcy Court for the District of Delaware. The Chapter 11 Cases, together with the Spansion Japan Proceeding are referred to collectively as the Creditor Protection Proceedings. The Chapter 11 Cases are being jointly administered under Case No: 09-10690 (KJC).

The Debtors continue to operate their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Under the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Any reference to any such agreements or instruments and termination rights or a quantification of the Debtors’ obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings.

As required under the U.S. Bankruptcy Code, the United States Trustee for the District of Delaware (Trustee) appointed an official committee of unsecured creditors on March 12, 2009 (U.S. Creditors’ Committee). In addition, a group purporting to hold substantial amounts of the Company’s publicly traded Senior Secured Floating Rate Notes has organized (the Floating Rate Noteholders). The role of the U.S. Creditors’ Committee and the Floating Rate Noteholders in the Creditor Protection Proceedings may develop and change over the course of such proceedings.

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, and certain business related payments like claims of transport companies and certain contractors in satisfaction of liens or interests. The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the Chapter 11 Cases and certain other “ordinary course” professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

Non-U.S subsidiaries that are not included in the Creditor Protection Proceedings continue to operate without the supervision of the Bankruptcy Court.

The Creditor Protection Proceedings allow the Debtors to continue operating their business while continuing to pursue a sale or standalone reorganization process. There is no assurance that the Debtors will be successful in completing a sale or reorganization.

Developments Related to the Company’s Creditor Protection Proceedings

•

The Spansion Japan Proceeding and the Chapter 11 Cases constituted events of default under the instruments governing substantially all of the indebtedness issued or guaranteed by the Company, Spansion LLC, Spansion Technology LLC and Spansion Japan. In addition, the Company may not be in

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

compliance with certain other covenants under the indentures related to certain of its debt or lease instruments.

•

In February 2009, the Company implemented a workforce reduction of approximately 2,400 employees or 28 percent of the Company’s existing employees, in an effort to further reduce costs as the Company continued its restructuring efforts and explored various strategic alternatives.

•

On March 4, 2009, the Company received notice of a determination of the NASDAQ Listing Qualifications Department to delist its common stock from trading on The NASDAQ Stock Market because of the Chapter 11 Cases. On March 16, 2009, the Company received an additional notice of a determination for its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 28, 2008. On April 16, 2009, the Company received an additional notice of a determination that its failure to pay certain fees in accordance with NASDAQ Marketplace Rule 5210(d) is an additional basis for delisting its securities from The NASDAQ Stock Market. On April 23, 2009, the Company attended a hearing to contest these delisting determinations. On May 5, 2009, NASDAQ denied the Company’s request for continued listing on The NASDAQ Stock Market and informed the Company that trading of shares of its common stock has been suspended effective at the open of business on Thursday, May 7, 2009. The Company does not intend to request a review of this decision, and expects NASDAQ to file an application on Form 25-NSE with the Securities and Exchange Commission to effect the delisting of our common stock. We expect that our common stock will be publicly traded on the Pink Sheets with a ticker symbol “SPSN.PK.” However, because trading on the Pink Sheets requires a market maker to quote our common stock, trading on the Pink Sheets is not within our control and could be discontinued at any time if no market maker is willing to offer a quote.

•

In connection with developing a plan of reorganization under the Creditor Protection Proceedings, the Company has decided to pursue a standalone business strategy focused on the market for embedded applications and licensing its intellectual property portfolio. As a result, the Company plans to pursue strategic alternatives for its wireless business.

Business Operations

The businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. The Debtors received approval from the Bankruptcy Court for a number of motions enabling them to continue to operate their businesses generally in the ordinary course and transition into the creditor protection process while minimizing disruption to their business. Among other things, the Debtors received approval to continue paying employee wages and certain benefits in the ordinary course; to pay critical trade vendor claims; to generally continue their cash management system; and to continue honoring customer program obligations.

Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions.

3. Basis of Presentation

Basis of Presentation and Going Concern

The commencement of the Creditor Protection Proceedings raises substantial doubt as to whether Spansion will be able to continue as a going concern. The audited consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) as applied by the Company prior to the Creditor Protection Proceedings. The audited consolidated financial

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

statements continue to be prepared using the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Creditor Protection Proceedings provide the Company with a period of time to stabilize its operations and financial condition and develop a comprehensive restructuring plan, which will incorporate the Company’s standalone business strategy focused on the market for embedded applications and licensing of its intellectual property portfolio. However, it is not possible to predict the outcome of these proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, it is not possible to predict whether the actions taken in any restructuring will result in improvements to the Company’s financial condition sufficient to allow it to continue as a going concern. If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of the Company’s assets and liabilities in its consolidated financial statements included in those filings. Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in the audited consolidated financial statements in future filings.

The audited consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholders accounts, the effect of any changes that may be made in the Company’s capitalization; or (d) as to operations, the effect of any changes that may be made in the Company’s business.

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), which is applicable to companies in Chapter 11 of the Bankruptcy Code, generally does not change the manner in which financial statements are prepared. However, among other disclosures, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. Spansion adopted SOP 90-7 effective March 1, 2009 and will segregate those items as outlined above for all reporting periods subsequent to such date.

Furthermore, effective on the Commencement Date, pursuant to FASB Statement No. 160 (Statement 160), Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, the Company must deconsolidate Spansion Japan as, by virtue of the Spansion Japan Proceeding, and despite its 100% ownership interest, the Company is no longer deemed to control Spansion Japan. Spansion Japan will cease to be included in the Company’s consolidated operating results and financial position commencing with the presentation of its interim results for the first quarter of fiscal 2009. Transactions between the Company and Spansion Japan will be reflected in a manner similar to transactions with unrelated parties. The Company is currently assessing the impact the deconsolidation will have on its future operating results and financial position.

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

Fiscal Year

The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. The year ended December 28, 2008 and December 30, 2007 consisted of 52 weeks each. December 31, 2006 consisted of 53 weeks.

4. Summary of Significant Accounting Policies

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

Marketable Securities

The Company’s investments in marketable securities consist of auction rate securities (ARS), for which the underlying assets are student loans. As of December 30, 2007 and through October 2008, the investments in ARS were designated as available-for-sale and reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax, a component of stockholders equity. In November 2008, the Company reclassified its investments in ARS as trading securities and the investments are now adjusted to market through earnings each reporting period. The Company recognizes an impairment charge on available-for-sale marketable securities in earnings when the declines in the fair values of its investments below the cost basis are judged to be other-than-temporary. The Company considers various factors in determining whether to recognize a decline in value, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During fiscal 2008, and prior to their being reclassified to trading securities, the Company determined that the fair value its ARS was less than the carrying value and as a result, the Company recorded other than temporary impairment charges of $27.9 million for its ARS investments. The cost of securities sold is based on the specific identification method. The Company generally classifies investments in marketable securities as current when, at the date of acquisition, their remaining time to maturity is less than or equal to 12 months or, if the time to maturity is greater than 12 months, when they represent investments of cash that are intended to be used in current operations. Historically, given the liquidity created by

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

the auctions, ARS were presented as current assets. However, given the recently failed auctions, and based on the Company executing its put option agreement with UBS in November 2008 (see Note 17), the Company classified its investment in ARS as long-term on the accompanying consolidated balance sheet as of December 28, 2008.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on a variety of factors, including the length of time the receivable is past due, historical experience and the financial condition of customers.

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended December 28, 2008, December 30, 2007 and December 31, 2006.

Year	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

	(in thousands)
2008	$6,156	$2,276	$(326)	$8,106
2007	$4,597	$1,559	$—	$6,156
2006	$2,214	$2,383	$—	$4,597

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

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of property, plant and equipment for financial reporting purposes are as follows: machinery and equipment, two to seven years; buildings and building improvements, from five to twenty-six years; and leasehold improvements, the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements (see Note 5).

The Company capitalized interest costs of $6.5 million and $16.9 million during fiscal 2008 and fiscal 2007, respectively, in connection with its SP1construction activities in Japan.

Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets

The Company accounts for the impairment of long-lived assets using Financial Accounting Standards Board (FASB) Statement No. 144 (Statement 144), Accounting for the Impairment or Disposal of Long-lived Assets. For long-lived assets other than goodwill, the Company evaluates whether an impairment loss has occurred for an asset (asset group) to be held and used when events and circumstances indicate that the carrying amount of an asset (asset group) might not be recoverable. For purposes of assessing recoverability and impairment of an asset (asset group) held and used, the Company groups assets at the lowest level for which there are identifiable independent cash flows. The Company assesses recoverability by determining whether the undiscounted cash flows estimated to be generated by an asset (asset group) are less than the carrying amount of the asset (asset group). If fair value of the asset (asset group) is less than the carrying value, the impairment loss is based on the excess of the carrying amount of the asset (asset group) over its fair value. The adjusted carrying value of the related asset (asset group) establishes the new cost basis and accumulated depreciation and amortization are reset to zero. For an asset (disposal group) held for sale, impairment losses are measured at the lower of the carrying amount of the asset (disposal group) or the fair value of the asset (disposal group). For an asset (asset group) to be disposed of other than by sale, impairment losses are measured based on the excess of the carrying amount of the asset (asset group) over its respective fair value. Fair value for purposes of measuring impairments is determined by discounted future cash flows, appraisals or other methods.

As a result of an impairment analysis performed during the fourth quarter of fiscal 2008, the Company recorded a total long-lived asset impairment charge of approximately $1.6 billion for the fourth quarter of fiscal 2008 (see Note 5).

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. The Company recorded goodwill in the first quarter of fiscal 2008 in connection with

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

its acquisition of Saifun (see Note 6). In accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 142 (Statement 142), Goodwill and Other Intangible Assets, goodwill amounts are not amortized, but rather are tested for impairment at least annually, or more frequently if there are indicators of impairment present, at a level within the Company referred to as the reporting unit. The Company performs its annual goodwill impairment analysis as of the last day of the fourth quarter of each fiscal year. Testing for goodwill impairment under Statement 142 requires a two step approach. Under step one the Company evaluates whether fair value of reporting unit is less than the carrying value, including goodwill. The fair value of the reporting unit is determined by generally accepted valuation techniques and may consider both the income and market approach, adjusted by an estimated control premium. The income approach requires estimates of future operating results and cash flows of Spansion discounted using estimated discount rates. The market approach involves estimating enterprise value using guideline public company multiples. If step one of the analysis demonstrates that the fair value of the reporting unit is below the carrying value the Company will proceed to step two. Under step two the Company estimates the fair values of all identifiable assets and liabilities of the reporting unit using the income, market or replacement cost approaches as appropriate. The excess of the fair value of the reporting unit over the fair values of the identified assets and liabilities is the implied fair value of goodwill. If the implied fair value of goodwill is lower than the carrying value of the goodwill, an impairment charge is recorded to reduce the carrying value to fair value.

As a result of the Company’s annual review the Company recognized an impairment charge on its remaining goodwill of $20.8 million in the fourth quarter of fiscal 2008, reducing its goodwill balance to zero (see Note 6).

Product Warranties

The Company offers a one-year limited warranty for Spansion Flash memory devices (see Note 11). At the time revenue is recognized, the Company provides for estimated costs that may be incurred under product warranty, with the corresponding expense recognized in cost of sales. Estimates of warranty expense are based on the Company’s historical experience. Warranty accruals are evaluated periodically and are adjusted for changes in experience.

Foreign Currency Translation/Transactions

The functional currency of the Company and its foreign subsidiaries, except for its wholly owned subsidiary in Japan (Spansion Japan), is the U.S. dollar. Adjustments resulting from remeasuring the foreign currency denominated transactions and balances of these subsidiaries, other than Spansion Japan, into U.S. dollar are included in operations. Adjustments resulting from translating the foreign currency financial statements of Spansion Japan, for which the functional currency is the Japanese yen, into U.S. dollar denominations are included as a separate component of accumulated other comprehensive income (loss). Gains or losses resulting from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are recorded in cost of sales. The aggregate exchange gain (loss) included in determining net loss was $1.6 million, $6.2 million and $(0.9) million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 respectively.

Derivative Financial Instruments

The Company has sales, expenses, assets and liabilities denominated in Japanese yen and other foreign currencies. Therefore, movements in exchange rates could cause net sales and expenses to fluctuate, affecting the Company’s profitability and cash flows. The Company has in the past used foreign currency forward contracts to

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

reduce its exposure to foreign currency exchange rate fluctuations. Realized and unrealized gains and losses associated with these foreign currency contracts are reflected in the Company’s balance sheet and recorded in other current assets or accrued liabilities. Changes in fair value and premiums paid for foreign currency contracts are recorded directly in cost of sales. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on the Company’s operating results. The Company does not use derivatives for speculative or trading purposes, nor does the Company designate its derivative instruments as hedging instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

Research and Development Expenses

The Company expenses research and development costs in the period in which such costs are incurred.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 were approximately $3.4 million, $7.4 million and $8.1 million, respectively.

Net Loss per Share

Basic and diluted net loss per share is computed based on the weighted-average number of common shares outstanding during the period.

For the years ended December 28, 2008, December 30, 2007 and December 31, 2006 respectively, the Company excluded from its diluted per share computation approximately 24.8 million, 18.4 million and 16.8 million potential shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon conversion of Spansion LLC’s 2.25% Exchangeable Senior Subordinated Debentures because they had an antidilutive effect due to net losses recorded in each of those periods.

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

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

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

Accumulated Other Comprehensive Income (Loss)

The following are the components of accumulated other comprehensive income (loss):

	December 28, 2008	December 30, 2007

	(in thousands)
Unrecognized pension (expense) gain, net of tax benefits of ($6,337) in 2008 and ($5,429) in 2007	$(33,012)	$1,972
Cumulative translation adjustment	107,891	(38,166)

Total accumulated other comprehensive income (loss)	$74,879	$(36,196)

Stock-Based Compensation

Spansion Stock-Based Incentive Compensation Plans

The Company accounts for its stock-based incentive compensation plans in accordance with FASB Statement No, 123 (revised 2004) (Statement 123(R), Share-Based Payment. The Company estimates the fair value of its stock-based awards to employees using Black-Scholes-Merton option pricing model. Stock-based compensation expense recognized during a period is based on the higher of the grant-date fair value of the portion of share-based payment awards that is ultimately expected to vest, or actually vests, during the period. Compensation expense for all share-based payment awards is recognized using the straight-line attribution method reduced for estimated forfeitures. Prior to the fourth quarter of 2007, the Company did not have sufficient historical forfeiture experience related to its own stock-based awards and therefore, estimated its forfeitures based on the average of its own fiscal 2006 forfeiture rate and AMD’s historical forfeiture rates, as the Company believed these forfeiture rates to be the most indicative of its own expected forfeiture rate. Beginning the fourth quarter of fiscal 2007, the Company estimated forfeitures based on the weighted average of its own fiscal 2007 and 2006 forfeiture rates. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Pension and Post-Retirement Benefits

The Company provides a pension plan for certain employees of Spansion Japan, and as a result, the Company has significant pension benefit costs and credits that are computed and recorded in its financial statements based on actuarial valuations. The actuarial valuations require assumptions and methods which must be used to develop the best estimate of the benefit costs. These valuation assumptions include salary growth, long-term return on plan assets, discount rates and other factors. The salary growth assumptions reflect the Company’s future and near-term outlook for salary growth within the industry. Long-term return on plan assets is determined based on historical results in the debt and equity markets and management’s expectation of the

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

current economic environment and the allocation target and expected future yields of each asset class. The discount rate assumption is based on current investment yields on Japanese government long-term bonds, as no deep corporate market exists for high quality corporate debt instruments. Actual results that differ from these assumptions are accumulated and amortized over the future life of the plan participants. While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the pension costs and obligations.

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

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Examples of the assets carried at Level 1 fair value generally are equities listed in active markets and investments in publicly traded mutual funds with quoted market prices.

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of a security, whether the security is new and not yet established in the marketplace, and other characteristics particular to a transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. See Note 17 for fair value disclosure related to the Company’s marketable securities.

New Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159 (Statement 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. Under

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

Statement 159, a company may choose, at specified election dates, to measure eligible financial instrument and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. The Company adopted Statement 159 at the beginning of its fiscal year 2008 and did not make any elections for fair value accounting. Therefore, the Company did not record a cumulative-effect adjustment to its opening retained earnings balance. However, the Company did elect the fair value option in accounting for the UBS put option asset as a result of management’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012. See Note 17 for further disclosure regarding the accounting for the UBS put option.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51. Statement 160 will require that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. Statement 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, as well as requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. Statement 160 is effective for fiscal years beginning after December 15, 2008 and must be applied on a prospective basis. As disclosed in Note 3, the Company must, pursuant to Statement 160, deconsolidate Spansion Japan effective with the Commencement Date. The Company is currently assessing the impact this pronouncement will have on its future operating results and financial position.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of Statement 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company has adopted the provisions of Statement 157 with respect to its financial assets and liabilities only and it will therefore adopt Statement 157 for non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis as of the beginning of the first quarter of fiscal 2009. This adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161 (Statement 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (Statement 133). Statement 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Statement 161 does not change the accounting for derivative instruments. The guidance in Statement 161 is effective for the Company beginning in the first quarter of fiscal 2009.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). The FSP requires convertible debt which may be settled in cash upon conversion, including partial cash conversion, to be separated into debt and equity components at issuance with a value to be assigned to each component in a manner that will reflect the entity’s non convertible debt borrowing rate. The difference between the cash proceeds from debt issuance and the fair value assigned to the debt will be recorded as a debt discount and amortized to interest

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

expense over the life of the debt. The effective date of this FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and it does not permit earlier application. However, the transition guidance requires retroactive application to all periods presented. The FSP APB 14-1 will impact the Company’s accounting for its Exchangeable Senior Subordinated Debentures. The equity component would be included in the paid-in capital portion of stockholders’ equity on the balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component. Although FSB APB 14-1 will have no impact on the Company’s actual past or future cash flows, it will require the Company to record additional non-cash interest expense as the debt discount is amortized which will adversely impact earnings per share. Higher interest expense will result by recognizing accretion of the discounted carrying value of the 2.25% Exchangeable Senior Subordinated Debentures to their face amount as interest expense over the term of the debt. Interest expense associated with the 2.25% Exchangeable Debt for prior periods will also be higher than previously reported due to the retrospective application of FSP APB 14-1. Based on the preliminary analysis performed by the Company, the interest expense associated with its 2.25% Exchangeable Debt will be approximately $3.2 million, $6.5 million and $7.5 million higher for fiscal years 2006, 2007 and 2008, respectively, as a result of adopting this FSP.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, which clarifies the application of Statement 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP FAS 157-3 was effective upon issuance and the Company has adopted its provisions with respect to its financial assets as of September 28, 2008.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets, which amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. This FSP does not affect the accounting treatment for postretirement benefit plans. The Company will adopt this FSP for the fiscal year ending December 27, 2009.

5. Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets

A variety of external economic factors have contributed to the decline in the Company’s operating performance, such as persistent oversupply in the Flash memory industry compounded by the global economic recession. The 2008 global economic downturn has caused a sharp decline in worldwide demand for consumer goods and, consequently, a sharp reduction in demand for the Company’s products, which resulted in significant declines in the Company’s manufacturing capacity utilization as the Company reduced production. In addition to these economic factors, the ramp-up of SP1 was delayed during the second and third quarters of 2008 due to slower than expected customer qualifications and the steep decline in the Japanese wireless market. These factors, among others, caused the Company’s stock price to drop significantly throughout 2008, resulting in a sustained market capitalization well below book value.

Given these indicators of impairment, the Company believed its long-lived assets including its acquisition-related intangible assets, may not be recoverable at December 28, 2008. Because of the vertical nature of the Company’s manufacturing operations and its multiple foundry, assembly and test facilities, the cash flows of the

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

Company’s assets and liabilities below the entity level are not largely independent of one another and, therefore, the Company evaluated recoverability using a single, entity-wide asset group that included all of the Company’s long-lived assets and related operating assets and liabilities. The Company prepared an undiscounted cash flow analysis and determined that the carrying value of the asset group exceeded the undiscounted cash flows expected from the use and eventual disposition of the asset group and, therefore, the asset group was not recoverable. Accordingly, the Company estimated the fair value of the asset group based on a probability weighted cash flow forecast, discounted based on the Company’s weighted-average cost of capital. The total carrying value of the asset group exceeded management’s estimated fair value indicating an impairment loss. The excess carrying value of the asset group over its fair value was allocated on a pro rata basis to the individual assets in the asset group to adjust and reduce their carrying values. In this process, the adjusted carrying value of an individual asset was not reduced to below its individual fair value, if determinable. The adjusted carrying values of the assets established a new cost basis for the assets and depreciation and amortization was reset to zero.

As a result of this impairment analysis, the Company recorded a total long-lived asset impairment charge of approximately $1.6 billion for the fourth quarter ended December 28, 2008, reflecting the low demand for semiconductor equipment worldwide, coupled with excess supply. This charge is comprised of the following:

in millions
Property, plant and equipment	$1,578.4
Acquisition-related intangible assets	53.5

Total	$1,631.9

6. Acquisition of Saifun Semiconductors Ltd. (Saifun)

On March 18, 2008, the Company completed the acquisition of all of the outstanding shares of Saifun Semiconductor Ltd., a publicly held company headquartered in Netanya, Israel (the Acquisition). The Company has included the results of operations of Saifun beginning March 18, 2008 in its consolidated statements of operations for the year ended December 28, 2008.

Saifun is a provider of intellectual property (IP) solutions for the non-volatile memory (NVM) market and licenses its IP to semiconductor manufacturers that use this technology to develop and manufacture a variety of non-volatile Flash memory based products including products that integrate Flash memory with logic as well as dedicated standalone Flash memory devices. The Company believes that the acquisition of Saifun provides the Company an opportunity to expand its product portfolio and enter into the technology licensing business.

The Company paid a consideration of approximately 22.7 million shares of the Company’s Class A common stock for all outstanding Saifun common shares. In addition, the Company also assumed all of the outstanding Saifun stock options which were converted into options to purchase approximately 4.3 million shares of the Company’s Class A common stock. The total purchase price for Saifun was $119.3 million and is comprised of:

in millions
22.7 million shares of Class A common stock	$98.4
Fair value of vested options and restricted stock units issued	10.5
Acquisition related transaction costs	10.4

Total purchase price	$119.3

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

The fair value of the Company’s common stock issued was determined in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, which reflected the average of the closing prices of the Company’s common stock on the NASDAQ for the two trading days prior to and following December 13, 2007, the date that the number of issuable shares became fixed. The fair value of the Company’s options and restricted stock units was determined under FASB Statement 123R. The vested portion of these options and restricted stock units was valued at approximately $10.5 million. The unvested portion was valued at approximately $6.3 million and will be amortized ratably over the future remaining service periods.

In accordance with EITF Issue No. 04-1, Accounting for Pre-existing Relationships between the Parties to a Business Combination, the Company reviewed its existing contracts with Saifun as of the date of the acquisition to determine if such contracts included terms that were favorable or unfavorable when compared to pricing for current market transactions for the same or similar terms which will result in a settlement gain or loss as of this date. A settlement gain or loss is measured as the lesser of (a) the amount by which the agreements were favorable or unfavorable to market terms or (b) the stated settlement provisions of the agreements available to the Company. The Company concluded that the terms in the pre-existing relationship were neither favorable nor unfavorable and, accordingly, the Company recognized no gain or loss relating to its existing contracts with Saifun as of the acquisition date.

Purchase Price Allocation

The total purchase price was allocated to Saifun’s tangible and identifiable intangible assets and liabilities based on their estimated fair values as of March 18, 2008, as set forth below:

in millions
Net tangible assets acquired	$24.2
Existing technology	42.8
In process research and development	10.8
Non-competition agreement	1.3
Customer relationships	18.0
Trade name	1.4
Goodwill	20.8

Total purchase price	$119.3

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

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

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

Other Acquisition Related Intangible Assets

The Company determined the fair value of other acquisition related intangible assets using income approaches and based the rates on the most current financial forecast available as of March 18, 2008. The discount rates used to discount net cash flows to their present values was 17.8 percent. The Company determined these discount rates after consideration of the Company’s estimated weighted average cost of capital. The Company recorded the excess of the purchase price over the net tangible and identifiable intangible assets as goodwill.

The estimated useful lives for the acquired intangible assets were based upon Saifun’s historical experience with technology life cycles, product roadmaps and Spansion’s intended future use of the intangible assets. The Company amortized acquisition related intangible assets using the straight-line method over their then estimated useful lives.

Existing technology represents Saifun’s core technology, Nitride-Read-Only-Memory (NROM) intellectual property. NROM technology doubles the storage of a Flash memory cell by creating two distinct and independent charges in a single cell. This technology asset was estimated to have a useful life of six years. As a result of the impairment review during the fourth quarter of 2008 (see Note 5), the Company recorded an impairment of $35.6 million, reducing the carrying value of NROM intellectual property to $1.6 million.

Customer relationships represent Saifun’s existing contractual relationships as of March 18, 2008, which were estimated to have an average useful life of seven years. As a result of the impairment review during the fourth quarter of 2008 (see Note 5), the Company recorded an impairment of $16.0 million, reducing the carrying value of Saifun customer relationships to $0.

Trade names were estimated to have an average useful life of four years. As a result of the impairment review during the fourth quarter of 2008 (see Note 5), the Company recorded an impairment of $1.1 million, reducing the carrying value of trade names to $0.

Non-competition agreements represent agreements with four key employees and were estimated to have a useful life of two years. As a result of the impairment review during the fourth quarter of 2008 (see Note 5), the Company recorded an impairment of $0.8 million, reducing the carrying value of the non-competition agreements to $0.

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

The changes in the carrying amount of acquisition-related intangible assets for 2008 were as follows:

(in millions)	Gross Cost	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted Average Amortization in Months
Existing technology	$42.8	$(5.6)	$(35.6)	$1.6	72
Customer relationships	18.0	(2.0)	(16.0)	—	84
Trademarks and trade names	1.4	(0.3)	(1.1)	—	48
Non competition agreement	1.3	(0.5)	(0.8)	—	24

Total	$63.5	$(8.4)	$(53.5)	$1.6

Estimated future amortization expense related to existing technology is $0.3 million per year through 2013 and $0.1 million in 2014.

In the fourth quarter of 2008, pursuant to its accounting policy, the Company performed its annual analysis of goodwill. To perform step 1 of the analysis, the Company used a combination of the income approach and the guideline public company market approach, equally weighted. The income approach utilized the same forecast and other assumptions used to assess recoverability and measure impairment of its long-lived assets other than goodwill. The step 1 analysis indicated the fair value of its single reporting unit to be significantly below its carrying value and the step 2 analysis indicated the implied fair value of its goodwill was zero. As a result, the Company recognized an impairment charge on its remaining goodwill of $20.8 million, reducing its goodwill balance to zero.

Income Taxes

Deferred tax liabilities of $8.6 million were recorded when the acquisition occurred. At the end of fiscal 2008, the remaining deferred tax liabilities of $6.6 million were recorded as an income tax benefit because most of the acquisition related intangible assets were impaired.

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

	Year Ended
	December 28, 2008	December 30, 2007
	(in thousands, except per share amounts)
Total net sales	$2,284,333	$2,518,756
Net loss	$(2,432,868)	$(294,158)
Basic and diluted net loss per share	$(15.21)	$(1.87)

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

7. Stock-Based Compensation

AMD Stock Options

Through December 25, 2005, AMD granted stock options to the Company’s employees with an aggregate grant-date value of approximately $19.4 million. The Company paid AMD approximately $8.5 million for stock options during the year ended December 31, 2006. On November 21, 2006, the Company closed a public offering of its Class A common stock held by AMD and Fujitsu. As a result of the offering, AMD’s ownership interest in the Company dropped below 30 percent and, by their terms all unvested AMD stock options and AMD RSU awards held by the Company’s employees were forfeited and cancelled. The Company wrote off its remaining liability to AMD of approximately $9.2 million against additional paid-in capital, a component of stockholders’ equity, because the original agreed upon value of these awards to be paid to AMD was recorded as a reduction of contributed capital, a component of stockholders’ equity. In addition, upon cancellation of the options in the fourth quarter of fiscal 2006, the Company reversed against additional paid-in capital approximately $6 million of previously recorded compensation expense associated with these forfeited and cancelled awards, which had been recorded using variable fair value accounting.

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

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

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

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

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

Shares Available to Grant

The numbers of shares of Class A common stock available for grant under the 2007 Plan and the Saifun 2003 Plan are as follows:

Number of shares available for grant:
Amount reserved for grant(1)	12,126,424
Shares available under the 2005 Plan(2)	602,480
Stock options granted through December 28, 2008, net of cancelled stock options	(6,648,801)
RSU awards granted through December 28, 2008, net of cancelled RSU awards	(1,994,130)

Shares available for grant under the 2007 Plan and Saifun 2003 Plan	4,085,973

(1)	The 12,126,424 shares reserved for grant under the 2007 Plan consisted of 6,675,000 shares approved for grant under the 2007 Plan and 920,523 shares transferred from the 2005 Plan and 4,530,901 shares from Saifun Option Plans.
(2)	The shares available under the 2005 Plan were related to stock options or RSU awards, which were cancelled subsequent to the adoption of the 2007 Plan and thus available for grant under the 2007 Plan.

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense for the Spansion Stock-Based Incentive Compensation Plans (Spansion Plans and Saifun Option Plans) by financial statement caption, resulting from the Company’s stock options and RSU awards for the years ended December 28, 2008, December 30, 2007 and December 31, 2006:

	Year Ended December 28, 2008	Year Ended December 30, 2007	Year Ended December 31, 2006

	( in thousands)
Cost of sales	$5,340	$4,539	$5,650
Research and development	6,424	4,335	4,667
Sales, general and administrative	9,816	7,263	6,988

Stock-based compensation expense before income taxes(1)	$21,580	$16,137	$17,305

(1)	There is no income tax benefit relating to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subjected to a full valuation allowance.

The weighted average fair value of the Company’s stock options granted in the years ended December 28, 2008 and December 30, 2007 under Spansion Plans and Saifun Option Plans was $1.89 and $4.81 per share, respectively. The fair value of each stock option was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants:

	Weighted Average for the Year Ended December 28, 2008	Weighted Average for the Year Ended December 30, 2007	Weighted Average for the Year Ended December 31, 2006

Expected volatility	48.66%	48.50%	58.00%
Risk-free interest rate	2.67%	4.73%	4.82%
Expected term (in years)	5.05	4.61	4.60
Dividend yield	0%	0%	0%

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

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

As of December 28, 2008, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $38.5 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2012.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activities and related information under Spansion Plans and Saifun Option Plans for the period presented:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Options:
Outstanding as of December 31, 2006	2,134,906	$12.63
Granted	1,770,062	$10.39
Cancelled	(363,000)	$12.45
Exercised	(5,000)	$12.00

Outstanding as of December 30, 2007	3,536,968	$11.53	5.66	$—
Granted(1)	6,806,119	$1.48
Cancelled	(537,156)	$6.32
Exercised	(26,534)	$0.08

Outstanding as of December 28 2008	9,779,397	$4.85	6.42	$675

Exercisable as of December 28, 2008	2,704,484	$8.39	4.67	$102

(1)	The number of options granted in the year ended December 28, 2008 includes 4,364,829 shares of options granted in March 2008 under Saifun Option Plans in accordance with the provisions of the Acquisition Agreement.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.22 as of December 26, 2008, which was the last trading day prior to December 28, 2008, which would have been received by the stock option holders had all stock option holders exercised their stock options as of that date.

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes RSU award activities and related information for the period presented:

	Number of Shares	Weighted- Average Grant-date Fair Value

Restricted Stock Units:
Unvested as of December 31, 2006	2,923,615	$12.33
Granted	1,680,532	$10.35
Cancelled	(303,430)	$11.95
Vested	(1,147,291)	$12.27

Unvested as of December 30, 2007	3,153,426	$11.33
Granted	1,916,180	$2.93
Cancelled	(400,909)	$8.74
Vested	(1,368,132)	$11.51

Unvested as of December 28, 2008	3,300,565	$6.69

Employee Stock Purchase Plan

The 2005 Employee Stock Purchase Plan was approved by the Company’s Board of Directors but has not been implemented. This plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code with the purpose of providing eligible employees (including officers) and eligible employees of participating subsidiaries with an opportunity to purchase Class A common stock through payroll deductions. The 2005 Employee Stock Purchase Plan would allow eligible and participating employees to purchase, through payroll deductions, shares of Class A common stock at a discount, not to exceed 15 percent, applied to either (1) the fair market value per share of Class A common stock on the first business date of an offering period, or (2) the fair market value per share of Class A common stock on the last business date of that offering period. The Company has reserved 2,250,000 shares of Class A common stock available for issuance under this plan. As of December 28, 2008, no shares have been issued under this plan and the Company has not determined whether it will issue shares under this plan in the future.

8. Related Party Transactions

Prior to the second quarter of fiscal 2006, the Company relied on AMD and Fujitsu as sole distributors of its products. The Company also receives some administrative services from AMD. Upon the issuance of the Company’s Class A common stock to complete the acquisition of Saifun on March 18, 2008, AMD’s voting interest in the Company declined below 10 percent. Thereafter AMD is no longer deemed to be a related party of the Company as its percentage of voting interest in the Company fell below 10 percent and it has no representation on the Company’s board of directors.

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

The transactions with AMD for the period from December 31, 2007 to March 18, 2008, the closing date of the Saifun acquisition were not material. The following tables present the related party transactions and account balances between the Company and AMD:

	Year Ended December 30, 2007	Year Ended December 31, 2006
	(in thousands)
Net sales to AMD(1)	$—	$336,172
Cost of sales:
Royalties to AMD	$3,184	$6,228
Service fees to AMD(2):
Cost of sales	$(1,395)	$3,276
Research and development	205	11,591
Sales, general and administrative	476	19,981

Total service fees to AMD	$(714)	$34,848

(1)	In the second quarter of fiscal 2006, the Company began selling its products directly to the customers previously served by AMD.
(2)	Service fees to AMD are net of reimbursements from AMD, primarily for facility related charges.

December 30, 2007
(in thousands)
Trade accounts receivable from AMD, net of allowance for doubtful accounts	$2,976
Other receivables from AMD	$6,488
Accounts payable to AMD	$3,597
Royalties payable to AMD	$1,629

Prior to the fourth quarter of fiscal 2008, the Company relied on Fujitsu as a sole distributor of its products. In the fourth quarter of fiscal 2008, in addition to selling through Fujitsu, the Company began selling its products directly to the customers previously served by Fujitsu. The Company receives certain administrative services from Fujitsu, a holder of 10 percent or more of the Company’s voting securities. The charges for these services are negotiated annually between the Company and Fujitsu based on the Company’s expected requirements and the estimated future costs of the services to be provided. Fujitsu provides test and assembly services to the Company on a contract basis and also provides foundry and sort services to the Company since consummation of the JV1/JV2 transaction (the sale of the Company’s two wafer fabrication facilities located in Aizu-Wakamatsu, Japan) which occurred in the second quarter of fiscal 2007. The Company also purchases commercial die from Fujitsu, which is packaged together with the Company’s Flash memory devices. Fujitsu seconded certain employees to the Company until the second quarter of fiscal 2006. The company paid these employees directly.

The Company licenses certain intellectual property from Fujitsu in exchange for the payment of royalties to Fujitsu. These royalty expenses are recognized in cost of sales. The Company was required to pay Fujitsu semi- annual royalties based on net sales (minus the costs of commercial die). The royalty as a percentage of sales declined to zero in November 2008.

The Company entered into a five-year License Settlement Agreement with Fujitsu on September 11, 2008 resulting in the payment of quarterly royalties based on certain percentage thresholds of actual sales of the Company’s Flash memory products (minus sales by Fujitsu to Spansion under its existing foundry agreement for wafers which are incorporated into Spansion’s Flash memory products and to be sold by Spansion to Fujitsu

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

under the existing Distribution Agreement), subject to a maximum amount of $10 million over the five-year term. These royalty payments are recognized in cost of sales in the Company’s Income Statement.

Effective September 29, 2008, Fujitsu transferred to the Company and the Company retired the one share of Class C common stock. As a result of the transfer, Fujitsu no longer has a right to appoint any directors to the Company’s Board of Directors.

The following tables present the significant related party transactions and account balances between the Company and Fujitsu:

	Year Ended December 28, 2008	Year Ended December 30, 2007	Year Ended December 31, 2006
	(in thousands)
Net sales to Fujitsu	$651,230	$873,560	$932,623

Cost of sales:
Royalties to Fujitsu	$3,184	$3,184	$6,228
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	79,138	75,515	117,999
Subcontract manufacturing and commercial die purchases from Fujitsu	8,771	22,110	66,095
Wafer purchases, processing and sort services from Fujitsu(1)	244,317	188,133	—
Net gain recognized on sale of assets to Fujitsu on April 2, 2007(1)	(34,543)	(30,191)	—
Reimbursement on costs of employees seconded to Fujitsu(1)	(29,057)	(21,040)	—
Pension curtailment loss(1)	—	2,010	—
Equipment rental income from Fujitsu(1)	(3,692)	(5,848)	—
Administrative services income from Fujitsu(1)	(1,311)	(1,138)	—

	$266,807	$232,735	$190,322

Service fees to Fujitsu:
Cost of sales	$28	$739	$2,269
Research and development	10	950	2,453
Sales, general and administrative	610	1,079	4,220

Service fees to Fujitsu	$648	$2,768	$8,942

Cost of employees seconded from Fujitsu:
Cost of sales	$—	$—	$27
Research and development	—	—	61
Sales, general and administrative	—	—	95

Cost of employees seconded from Fujitsu	$—	$—	$183

(1)	These amounts relate to the JV1/JV2 Transaction which was consummated on April 2, 2007.

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

	December 28, 2008	December 30, 2007
	(in thousands)
Trade accounts receivable from Fujitsu	$111,448	$183,670
Other receivables from Fujitsu	$6,127	$5,385
Accounts payable to Fujitsu	$74,592	$53,332
Royalties payable to Fujitsu	$1,617	$1,629
Accrued liabilities to Fujitsu	$3,475	$6,461

9. Concentration of Credit Risk

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

Concentration of credit risk with respect to trade receivables exists because the Company sells a significant portion of its products directly to Fujitsu. Trade accounts receivable from Fujitsu comprised approximately 47 percent and 50 percent of the total consolidated trade accounts receivable balance as of December 28, 2008 and December 30, 2007, respectively. However, the Company does not believe the receivable balances from Fujitsu subject the Company to significant credit risk as historical losses have not been significant and Fujitsu’s own customer base represents a large number of geographically diverse companies. Fujitsu is required to pay its trade receivables regardless of whether it can collect from its customers. The Company does not require collateral or other security from Fujitsu or other customers.

The counterparties relating to the Company’s financial activities, including investing, borrowing and foreign exchange hedging, consist of large international financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company monitors their credit ratings and limits the financial exposure and the notional amount of agreements entered into with any one financial institution. While the notional amounts of derivative financial instruments are often used to express the volume of these transactions, the potential accounting loss on these transactions if all counterparties failed to perform is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties. As of December 28, 2008 and December 30, 2007, the Company had a total notional amount of approximately $0 million and $120.5 million in outstanding foreign currency forward exchange contracts, respectively. As of December 30, 2007, the fair values of the Company’s foreign currency forward contracts were not significant.

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

10. Financial Instruments

Available-for-sale securities held by the Company as of December 28, 2008 and December 30, 2007 are as follows:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(in thousands)
2008
Cash equivalents:
Money market funds	$74,118	$—	$74,118

2007
Cash equivalents:
Money market funds	$66,500	$—	$66,500
Commercial paper	29,869	—	29,869

Total cash equivalents	$96,369	$—	$96,369

Marketable securities:
Auction rate securities	$216,650	$—	$216,650

As of December 28, 2008, the Company had approximately $94.0 million of marketable securities classified as trading securities and, accordingly, not included in the table above. These securities consist solely of ARS, substantially all of which are backed by pools of student loans guaranteed by the FFELP, and all were rated AAA/Aaa. Due to the failures in the auction markets subsequent to February 2008, the Company recorded approximately $27.9 million of other than temporary impairment on such securities as of December 28, 2008 and classified them as long-term (see Note 17).

As of December 28, 2008 and December 30, 2007, the Company’s amortized cost of the cash equivalents approximated the fair values of the securities and the unrealized gains and losses on these securities were not significant. The money market funds are available on demand. As of December 30, 2007, the Company’s amortized cost of marketable securities approximated the fair values of the securities and the unrealized gains and losses on these securities were not significant. All the commercial paper instruments had contractual maturities of less than one year for fiscal 2007. The ARS had underlying assets of municipal bonds and student loans with varying maturity dates.

Fair Value of Other Financial Instruments

Substantially all of the Company’s long-term debt is traded in the market and the fair value in the table below is based on the quoted market price as of the balance sheet date. The fair value of the Company’s long-term debt that is not traded in the market is estimated by considering the Company’s credit rating, the interest rates and the terms of the debt. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	December 28, 2008		December 30, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Total debt obligations	$1,459,429	$414,830	$1,327,321	$1,152,207

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

The fair value of the Company’s accounts receivable and accounts payable approximate their carrying value based on existing payment terms.

11. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products.

Changes in the Company’s liability for product warranty during the years ended December 28, 2008, December 30, 2007, and December 31, 2006 are as follows:

	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Balance, beginning of fiscal year	$1,305	$1,350	$1,000
Provision for warranties issued	12,552	4,593	4,529
Settlements	(12,258)	(2,065)	(5,562)
Changes in liability for pre-existing warranties during the period, including expirations	(110)	(2,573)	1,383

Balance, end of fiscal year	$1,489	$1,305	$1,350

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties with whom it enters into contractual relationships, including customers, directors, lessors and parties to other transactions with the Company, with respect to certain matters. The Company agrees to hold the other party harmless against specified losses, such as those arising from a breach of representations or covenants, third-party infringement claims or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision.

12. Debt and Capital Lease Obligations

The following table discloses the company’s debt and capital lease obligations as of:

	December 28, 2008	December 30, 2007
	(in thousands)
Debt obligations:
Spansion China Bank Enterprise Cooperation Loan Facility	$—	$5,405
Senior Notes	233,025	230,628
Spansion Penang Loan	138	2,028
Exchangeable Senior Subordinated Debentures	207,000	207,000
Spansion Japan 2007 Credit Facility	287,963	256,503
Senior Secured Floating Rate Notes	625,617	625,757
Senior Secured Revolving Credit Facility	34,000	—
Spansion Japan 2007 Revolving Credit Facility	71,687	—
Obligations under capital leases	82,593	74,012

Total debt and capital lease obligations	1,542,023	1,401,333
Less current portion	1,331,777	101,797

Long-term debt and capital lease obligations, less current portion	$210,246	$1,299,536

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

Spansion China Bank Enterprise Cooperation Loan Facility

On December 1, 2005, Spansion China entered into a bank enterprise cooperation agreement with a local financial institution, effective as of October 24, 2005. Under the terms of the agreement, Spansion China may draw under two credit facilities, equal to $26 million and RMB 176 million (approximately $22 million as of October 24, 2005), respectively. Borrowings must be used for working capital purposes. The interest rate for each loan denominated in RMB is a floating rate per annum and is set at the time each loan agreement is entered into. The interest rate may thereafter be adjusted every 12 months at a rate equal to the benchmark rate published by the People’s Bank of China for RMB loans of the same term less a ten percent discount. The interest rate for each loan denominated in US dollars is a floating rate per annum and is initially set at the time each revolving loan agreement is entered into. The interest rate is thereafter adjusted every six months at a rate equal to the six-month London Interbank Offered Rate (LIBOR) plus one percent. The US dollar denominated loan agreements are unsecured. Under the terms of the agreements, Spansion China is prohibited from encumbering any of its assets.

As of December 30, 2007, the amount outstanding under the US dollar denominated loan agreement was approximately $5.4 million. There was no amount outstanding under the RMB credit facility. The two credit facilities terminated on June 22, 2008 and Spansion China repaid the remaining principal balance of approximately $5.4 million and accrued interest thereon.

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

Certain events may result in the accelerated maturity of the Senior Notes, including a default in any interest, principal or premium amount payment; a merger, consolidation or sale of all or substantially all of the Company’s property; a breach of covenants in the Senior Notes or the Senior Note indenture; a default in certain debts; or if a court enters certain orders or decrees under any bankruptcy law. Upon occurrence of one of these events, the principal of and accrued interest on all of the Senior Notes, as the case may be, may become immediately due and payable. If the Company incurs any judgment for the payment of money in an aggregate amount in excess of $50 million or takes certain voluntary actions in connection to insolvency, all amounts on the Senior Notes shall become due and payable immediately.

On January 16, 2009, the Company delayed making the interest payment on its Senior Notes due 2016, which was due January 15, 2009. Under the Senior Notes indenture, a failure to make an interest payment is subject to a 30-day cure period. The Company did not make this interest payment within the 30-day cure period, which expired on February 14, 2009. The failure to make the interest payment within the cure period is an event of default under the Senior Notes Indenture, which resulted in all obligations under the Senior Notes Indenture (approximately $266 million as of the date of the event of default) automatically becoming due and payable.

Spansion Penang Loan

On January 29, 2004, Spansion Penang entered into a financial arrangement with AMD. Under the terms of the arrangement, Spansion Penang borrowed approximately 29.0 million Malaysian ringgit (approximately $8.0

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

million based on the exchange rate as of January 29, 2004) from AMD to fund the purchase of manufacturing equipment. In January 2006, this loan was transferred from AMD to a third-party financial institution. The loan bears a fixed annual interest rate of 5.9 percent and is payable in equal, consecutive, monthly principal and interest installments through February 2009.

As of December 28, 2008 and December 30, 2007, the amount outstanding under this loan facility was approximately 0.48 million Malaysian ringgit (approximately $0.1 million) and 6.7 million Malaysian ringgit (approximately $2.0 million), respectively.

On February 5, 2009, Spansion Penang repaid the balance outstanding under this loan in full.

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

The Debentures were not exchangeable prior to January 6, 2007. On January 6, 2007, the Debentures became exchangeable for shares of the Company’s Class A common stock, cash or a combination of cash and shares of such Class A common stock, at the Company’s option. Full conversion of the Debentures into shares would result in an initial exchange rate of 56.7621 shares of Class A common stock per debenture representing an initial exchange price of approximately $17.6174 per share of Spansion Inc. Class A common stock. The debentures have not been exchanged for Class A common stock as of December 28, 2008.

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

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). The FSP requires convertible debt which may be settled in cash upon conversion, including partial cash conversion, to be separated into debt and equity components at issuance with a value to be assigned to each component in a manner that will reflect the entity’s non convertible debt borrowing rate. The difference between the cash proceeds from debt issuance and the fair value assigned to the debt will be recorded as a debt discount and amortized to interest expense over the life of the debt. The effective date of this FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and it does not permit earlier application. However, the transition guidance requires retroactive application to all periods presented. The FSP APB 14-1 will impact the Company’s accounting for the Company’s Debentures. The equity component would be included in the paid-in capital portion of stockholders’ equity on the balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component. Although FSB APB 14-1 will have no impact on the Company’s actual past or future cash flows, it will require the Company to record additional non-cash interest expense as the debt discount is amortized which will adversely impact earnings per share. Higher interest expense will result by recognizing accretion of the discounted carrying value of the Debentures to their face amount as interest expense over the term of the debt. Interest expense associated with the Debentures for prior periods will also be higher than previously reported due to the retrospective application of FSP APB 14-1. Based on the preliminary analysis performed by the Company, the interest expense associated with the Debentures will be approximately $7.5 million, $6.5 million and $3.2 million higher for fiscal years 2008, 2007 and 2006, respectively, as a result of adopting this FSP.

The Spansion Japan Proceedings constituted an event of default, causing acceleration of the outstanding obligations under the Debentures.

Spansion Japan 2007 Credit Facility

On March 30, 2007, Spansion Japan entered into a committed senior facility agreement with certain Japanese financial institutions that provides Spansion Japan with a 48.4 billion yen senior secured term loan facility (approximately $533.8 million as of December 28, 2008).

Spansion Japan could, pursuant to the terms of this facility, borrow amounts in increments of 1.0 billion yen (approximately $11.0 million as of December 28, 2008). Amounts borrowed under this facility bear interest at a rate equal to the three-month Tokyo Interbank Offered Rate (TIBOR), at the time of the drawdown, which resets quarterly, plus a margin of two percent per annum. Borrowing availability was based on capital deliveries for Spansion Japan’s SP1 facility. The drawdown period expired on March 31, 2008.

Pursuant to the terms of Spansion Japan 2007 Credit Facility, Spansion Japan is not permitted, among other things, to create any security interests or liens on any of its pledged assets and to sell or dispose of any of its pledged assets, subject to certain exceptions. This facility may be terminated in the event of default in accordance with the terms of this facility. Events of default under the facility include, among other things, the following: a default in performance of payment; if any of debt obligations of Spansion LLC exceeding $25.0 million, or of Spansion Japan exceeding 1.0 billion yen, are not paid when due; or if any debt obligations of Spansion Japan or Spansion LLC are accelerated or otherwise become due and payable, in each case if not cured within applicable time periods set forth in the Spansion Japan 2007 Credit Facility.

In March 2008, Spansion Japan borrowed an additional amount of 5.6 billion yen (approximately $61.8 million as of December 28, 2008) under this facility. The Company began to make quarterly principal

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

installments in the second quarter of fiscal 2008. The facility bears interest at approximately 2.9 percent and is scheduled to be repaid in quarterly principal installments through the fourth quarter of fiscal 2010. This facility is collateralized by the assets of Spansion Japan with a net book value of 42.0 billion yen (approximately $463.1 million as of December 28, 2008).

As of December 28, 2008 and December 30, 2007, the outstanding balance under this facility was 26.1 billion yen (approximately $288.0 million) and 28.8 billion yen (approximately $256.5 million).

The Spansion Japan Proceedings constituted an event of default, causing acceleration of the outstanding obligations under the Spansion Japan 2007 Credit Facility. As the acceleration of the outstanding obligations was caused by the Spansion Japan Proceedings, which accord Spansion Japan protection from its creditors while it continues its restructuring efforts, payments under the Spansion Japan 2007 Credit Facility have been stayed and this facility continues to be classified under its contractual payment terms as of December 28, 2008.

Senior Secured Floating Rate Notes

In May 2007, Spansion LLC, the wholly owned operating company subsidiary of the Company, issued $625.0 million aggregate principal amount of the Senior Secured Floating Rate Notes due 2013 (the Notes). Interest on the Notes accrues at a rate per annum, reset quarterly, equal to the 3-month LIBOR plus 3.125 percent. Interest is payable on March 1, June 1, September 1 and December 1 of each year beginning September 1, 2007 until the maturity date of June 1, 2013. As of December 28, 2008, the Notes bear interest at approximately 5.33 percent.

In connection with the issuance of the Notes, the Company, Spansion LLC and Spansion Technology Inc. executed a pledge and security agreement pursuant to which and subject to exceptions specified therein, the Notes are secured by a first priority lien on all of Spansion LLC’s inventory (excluding returned inventory), equipment and real property and proceeds thereof (excluding receivables or proceeds arising from sales of inventory in the ordinary course of business), presently owned or acquired in the future by Spansion LLC and by each of the current and any future guarantors. The Notes are also secured by a second-priority lien that is junior to the liens securing Spansion LLC’s Senior Secured Revolving Credit Facility agreement, as amended, on substantially all other real and personal property and proceeds thereof, including receivables or proceeds arising from sales of inventory in the ordinary course of business presently owned or acquired in the future by the Company and by each of the current and any future guarantors. The Notes are further secured by certain deeds of trust related to real property owned by Spansion LLC in California and Texas. As of December 28, 2008, the Notes are collateralized by a first priority lien on the Company’s inventory and property, plant and equipment with a total net book value of approximately $632.6 million, and by a second priority lien on the Company’s accounts receivables with a net book value of approximately $145.4 million

Upon the occurrence of a change of control of Spansion LLC, holders of the Notes may require Spansion LLC to repurchase the Notes for cash equal to 101 percent of the aggregate principal amount to be repurchased plus accrued and unpaid interest. Beginning June 1, 2008, Spansion LLC may redeem all or any portion of the Notes, at any time or from time to time at redemption prices specified therein.

Certain events are considered “Events of Default,” which may result in the accelerated maturity of the Notes, including:

•	Spansion LLC’s failure to pay when due the principal or premium amount on any of the Notes at maturity, upon acceleration, redemption, optional redemption, required repurchase or otherwise;

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

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

The Spansion Japan Proceedings constituted an event of default, causing acceleration of the outstanding obligations under the Notes. Subsequent to the filing for the Creditor Protection Proceedings, a group purporting to hold substantial amounts of the Company’s publicly traded Senior Secured Floating Rate Notes due 2013 has organized (the Floating Rate Noteholders). The role of the Floating Rate Noteholders in the Creditor Protection Proceedings may develop and change over the course of such proceedings.

Senior Secured Revolving Credit Facility

On May 9, 2007, Spansion LLC, the agent and the other lenders party to the Senior Secured Revolving Credit Facility amended the credit agreement and the security agreement in connection therewith, and the Company, STI and Spansion International entered into certain new security agreements. Pursuant to the amendment to the revolving facility credit agreement, lenders consented to the incurrence of the Senior Secured Floating Rate Notes and the grant of related liens. This resulted in the revolving credit facility lenders and the Senior Secured Floating Rate Notes holders holding substantially similar security. The relative priorities of the classes of lenders in various types of collateral is set forth in an intercreditor agreement between the agent for the revolving credit facility lenders and the trustee and collateral agent for the Senior Secured Floating Rate Notes holders.

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

On December 23, 2008, Spansion LLC, the agent and other financial institutions entered into another amendment (the Amendment), which amended the Credit Agreement (as amended, the Agreement) and the Security Agreement. The Amendment, among other things, provides the following changes to the Agreement:

•	Amounts available for borrowing under the Agreement have been reduced from up to an aggregate of $175 million to up to an aggregate of $45 million.

•

Minimum cash flow requirements have been added to provide that on the last day of each of the following measurement periods Spansion is required, on a consolidated basis, to have cash flow of at least (or no more negative than):

Measurement Period:	Cash Flow
The fiscal quarter ending on December 28, 2008	$(90,000,000)
The two consecutive fiscal quarters ending on March 29, 2009	$(100,000,000)
The three consecutive fiscal quarters ending on June 28, 2009	$(70,000,000)
The four consecutive fiscal quarters ending on September 27, 2009	$(85,000,000)
The five consecutive fiscal quarters ending on December 27, 2009	$(120,000,000)

•	The minimum EBITDA requirements have been revised to provide that on the last day of each of the following fiscal quarters Spansion is required to maintain EBITDA, on a consolidated basis, as follows:

Three-Month Period Ending:	EBITDA
December 28, 2008	$220,000,000
March 29, 2009	$240,000,000
June 28, 2009	$270,000,000
September 27, 2009	$280,000,000
December 27, 2009	$310,000,000

The Amendment also (i) imposes an availability block at all times in the amount of $25 million, (ii) permits certain indebtedness to be incurred by the Company from UBS Bank USA (UBS) and the incurrence of liens on certain auction rate securities created in favor of UBS to secure such indebtedness, and (iii) waives any existing EBITDA covenant default.

As of December 28, 2008, the total outstanding balance under this credit facility was $34 million. This amount bears interest at approximately 5.7 percent as of December 28, 2008. On February 20, 2009, the Company repaid the balance outstanding under this credit facility in full.

The Spansion Japan Proceedings constituted an event of default, causing acceleration of the outstanding obligations under the Senior Secured Revolving Credit Facility.

Spansion Japan 2007 Revolving Credit Facility

On December 28, 2007, Spansion Japan entered into the Spansion Japan 2007 Revolving Credit Facility agreement with the several financial institutions that provides for a revolving credit facility in the aggregate principal amount of up to 14.0 billion yen (approximately $154.4 million as of December 28, 2008).

Available amounts for borrowing under this credit facility are limited to the amount of trade receivables held by Spansion Japan arising from the sale of the Company’s products to Fujitsu. If at anytime the aggregate amount of borrowings under this credit facility exceeds the amount of the trade receivables, Spansion Japan is obligated to prepay an amount such that the borrowings outstanding after such prepayment are below the level of

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

the trade receivables. Borrowings may be for a term of one week or more, but not more than three months, as determined by Spansion Japan. Amounts borrowed under this credit facility bear interest at a rate equal to TIBOR, at the specified date preceding or at the time of the borrowing in accordance with the terms of this credit facility, plus a margin of 0.50 percent per annum.

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

As of December 28, 2008, the outstanding balance under this facility is 6.5 billion yen (approximately $71.7 million). This amount bears interest at approximately 1.0 percent as of December 28, 2008. This facility will expire on December 28, 2009 and is extendable at each anniversary with an extension fee of 0.2 percent of the commitment amount.

The Spansion Japan Proceedings constituted an event of default, causing acceleration of the outstanding obligations under the Spansion Japan 2007 Revolving Credit Facility.

Spansion China 2008 Revolving Credit Facility

In June 2008, Spansion China entered into a revolving credit facility agreement with a local financial institution, effective as of June 27, 2008, in the aggregate principal amount of up to 80 million Yuan RMB (approximately $11.7 million as of December 28, 2008). The borrowings must be used for working capital purposes. The interest rate for each drawdown denominated in RMB is a floating rate that is benchmarked to the rate published by the People’s Bank of China for RMB loans with the same term and may, thereafter, be adjusted every month. The interest rate for each drawdown denominated in U.S. dollars is six-month LIBOR plus four percent and may, thereafter, be adjusted every six months. The last drawdown against this credit facility can be made on or before May 27, 2009.

As of December 28, 2008, the Company had no amounts outstanding under this credit facility and the Creditor Protection Proceedings did not have an impact on availability under this credit facility.

Obligations under Capital Leases

On March 26, 2008, the Company entered into an equipment lease agreement with a third-party financial institution. Under the lease agreement, the company leased certain equipment for a period of 36 months, in the amount of approximately $52.1 million, beginning on March 27, 2008. The Company accounted for the lease transaction as a capital lease.

As of December 28, 2008 and December 30, 2007, the Company had aggregate outstanding capital lease obligations, net of imputed interest, of approximately $82.6 million and $74.0 million, respectively. The aggregate weighted average interest rate for the capital lease obligations was 11.6 percent as of December 28, 2008. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2011. Leased assets consist principally of machinery and equipment.

As of December 28, 2008, the gross amount of assets recorded under capital leases and accumulated amortization thereon was approximately $180 million and $78 million, respectively. In addition, the Company

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

recognized an impairment loss of approximately $61.9 million on the leased assets in the fourth quarter of fiscal 2008 as a result of the impairment review of long-lived assets. As of December 30, 2007, the gross amount of assets recorded under capital leases and accumulated amortization thereon was approximately $169 million and $86 million, respectively. These leased assets are included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense.

On March 28, 2009, the Company submitted a motion to the Bankruptcy Court for rejection of capital leases with future principal and interest payments of approximately $43.8 million through 2011. This motion, if approved, would allow for the rejection of these leases.

Scheduled Maturities of Debt and Future Minimum Capital Lease Payments

For each of the next five years and beyond, the Company’s debt and capital lease obligations outstanding as of December 28, 2008, as impacted by the Creditor Protection Proceedings, are as follows:

	Other Debt	Capital Leases
	(in thousands)
Fiscal 2009	$1,309,072	$47,440
Fiscal 2010	166,715	29,412
Fiscal 2011	—	19,282
Fiscal 2012	—	—
Fiscal 2013	—
2014 and beyond	—	—

	$1,475,787	$96,134
Less amount representing interest	—	(13,541)
Less amount representing discount, net of premium	(16,359)	—

Total	$1,459,428	$82,593

13. Commitments

Certain equipment and facilities are leased under various operating leases expiring at various dates through the year 2017. Certain of these leases contain renewal options. Rental expense was approximately $23.8 million, $33.3 million, and $28.9 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

Future minimum lease payments under operating leases and unconditional commitments to purchase manufacturing supplies and services (UPCs) as of December 28, 2008 are as follows:

	Operating Leases	UPCs
	(in thousands)
Fiscal 2009	$15,521	$129,861
Fiscal 2010	5,651	87,784
Fiscal 2011	2,458	44,566
Fiscal 2012	962	20,246
Fiscal 2013	401	2,415
2014 & beyond	575	0

	$25,568	$284,872

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

UPCs include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are related principally to inventory and other items. UPCs exclude agreements that are cancelable without penalty.

Effective February 19, 2009, a UPC contract was terminated by one of the Company’s vendors due to the Company’s default on payments. As a result, the vendor has made a claim to the entire future UPC of approximately $210.9 million, payable through 2013. This claim has been stayed by the U.S. Bankruptcy Court.

Effective March 1, 2009, a UPC contract was renegotiated, resulting in lowering the Company’s commitment by $8.0 million through September 2010.

Effective March 31, 2009, one operating lease was cancelled and as a result, future payments of $1.7 million due on this lease through 2011 are no longer payable.

The Company has made available a ten-year $12.5 million loan commitment facility to an investee of which $4.1 million was drawn down during 2008. Additional $5.3 million was drawn down in January 2009 resulting in a remaining available loan commitment facility of $3.1 million. Draw-downs on this facility are subject to the completion of pre-determined milestones. In light of the Creditor Protection Proceedings, further draw downs under the loan agreement will be subject to approval by the US Bankruptcy Court

14. Interest Income and Other Income, Net

	Year Ended December 28, 2008	Year Ended December 30, 2007	Year Ended December 31, 2006
	(in thousands)
Gain on sale of marketable securities	$—	$—	$6,884
Other than temporary impairment on marketable securities, net of gain on put	(3,270)	—	—
Loss on early extinguishment of debt	—	(3,435)	(17,310)
Interest income	8,162	28,410	21,738
Gain (loss) on sale of land	—	7,477	—
Other income, net	308	143	369

	$5,200	$32,595	$11,681

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

15. Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended December 28, 2008	Year Ended December 30, 2007	Year Ended December 31, 2006
	(in thousands)
Current:
U.S. federal	$(350)	$—	$(2,065)
U.S. state and local	57	237	24
Foreign national and local	6,992	(3,179)	2,373

	$6,699	$(2,942)	$332

Deferred:
U.S. federal	—	—	2,253
U.S. state and local	—	—	—
Foreign national and local	56,166	(22,202)	(4,800)

	56,166	(22,202)	(2,547)

Provision/(benefit) for income taxes	$62,865	$(25,144)	$(2,215)

Pre-tax profit (loss) from foreign operations was ($1.2) billion, $27 million, and $10 million for the fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively.

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 28, 2008 and December 30, 2007 are as follows:

	December 28, 2008	December 30, 2007
	(in thousands)
Deferred tax assets:
Net operating loss carryovers	$241,648	$213,145
Deferred distributor income	9,260	9,747
Inventory valuation	143,668	37,145
Accrued expenses not currently deductible	8,118	11,772
Pension benefits	16,721	5,691
Property, plant and equipment	685,882	88,846
Capital leases	10,875	—
Federal and state tax credit carryovers	11,736	17,539
Stock-based compensation	4,579	3,495
Intangible	607	—
Other	1,082	1,519

Total deferred tax assets	1,134,176	388,899
Less: valuation allowance	(1,071,790)	(273,713)

	62,386	115,186

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

	December 28, 2008	December 30, 2007
	(in thousands)
Deferred tax liabilities:
Inventory valuation	(7,538)	(9,290)
Property, plant and equipment	(34,654)	(38,444)
Deduction not charged against book	(3,086)	—
Capitalized interest	(14,205)	(11,382)
Unrealized gain on investments	(2,901)	(398)
Unrealized gain on balance sheet translation	—	16
Other	(2)	(493)

Total deferred tax liabilities	(62,386)	(59,991)

Net deferred tax assets	$—	$55,195

For 2008, the net deferred tax assets balance consists of $15.2 million of current deferred tax assets, $47.2 million of noncurrent tax assets, fully offset by $12.0 million current deferred tax liabilities, and $50.4 million of noncurrent deferred tax liabilities. For 2007, the net deferred tax assets of $55.2 million consist of $26.6 million of current deferred tax assets and $30.0 million of noncurrent tax assets and current deferred tax liabilities of $1.4 million.

In 2008, the net valuation allowance increased by $798.1 million over that of 2007 primarily due to losses and tax credits of $299.6 million generated in the U.S. and an increase of $457.9 million in the valuation allowance associated with the deferred tax assets of the Company’s Japanese subsidiary. The $457.9 million increase was due to the Company’s change in judgment about the realizability of the Company’s Japanese deferred tax assets. In 2007, the net valuation allowance increased by $116 million over that of 2006 primarily due to losses and tax credits generated in the U.S. There was also a decrease of $21.0 million in the valuation allowance associated with the deferred tax assets of the Company’s Japanese subsidiary due to the Company’s change in judgment about the realizability of the Company’s Japanese deferred tax assets. In 2006, the net valuation allowance increased by $94 million primarily due to losses and tax credits generated in the U.S. and the net reversal of certain deferred tax liabilities from the prior year. In all periods discussed above, management concluded that valuation allowances were necessary in certain jurisdictions due to the Company’s historic net operating losses in those jurisdictions.

As of December 28, 2008, the Company had U.S. federal and state net operating loss carryforwards of approximately $657.0 million and $92.8 million respectively. These net operating losses, if not utilized, expire from 2016 to 2028. The Company also had U.S. federal and state tax credit carryovers of $18.6 million which expire from 2018 to 2028. Included in this amount are California state tax credits of $12.8 million which can be carried forward indefinitely.

If the Company conducts an offering of its common stock, it may experience an “ownership change” as defined in the Internal Revenue Code such that its ability to utilize its federal net operating loss carryforwards of approximately $657.0 million as of December 28, 2008 may be limited under certain provisions of the Internal Revenue Code. As a result, the Company may incur greater tax liabilities than it would in the absence of such a limitation and any incurred liabilities could materially adversely affect it.

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

The table below displays the reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

	Tax	Rate
	(in thousands, except for percentages)
Year ended December 28, 2008
Statutory federal income tax expense	$(827,559)	35.0%
State taxes	(292)	0.1%
Foreign income at other than U.S. rates	(8,879)	0.4%
Valuation allowance	899,595	(38.1)%

Provision for income taxes	$62,865	(2.7)%

Year ended December 30, 2007
Statutory federal income tax expense	$(101,024)	35.0%
State taxes	237	(0.1)%
Foreign income at other than U.S. rates	(13,594)	4.7%
Valuation allowance	89,237	(30.9)%

Benefit for income taxes	$(25,144)	8.7%

Year ended December 31, 2006
Statutory federal income tax expense	$(52,493)	35.0%
State taxes	24	0.0%
Foreign income at other than U.S. rates	(7,677)	5.1%
Reserve release	(6,399)	4.3%
Valuation allowance	64,330	(42.9)%

Benefit for income taxes	$(2,215)	1.5%

The Company’s operations in China and Malaysia currently operate under tax holidays, which will expire in whole or in part at various dates through 2013. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays was to decrease the Company’s net loss by approximately $7.3 million in fiscal year 2008 (less then $0.05 per share diluted) $4.1 million in fiscal year 2007 (less than $0.03 per share, diluted), and $2.3 million in fiscal year 2006 (less than $0.02 per share, diluted).

The Company has made no provision for U.S. income taxes on approximately $456 million of cumulative undistributed earnings of certain foreign subsidiaries at December 28, 2008 because it is the Company’s intention to reinvest such earnings permanently. If such earnings were distributed, the Company would incur additional income taxes of approximately $28 million (subject to an adjustment for foreign tax credits and after utilizing NOL tax attributes). These additional income taxes may not result in income tax expense or a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

The Company adopted the provisions of FASB Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefit
(in thousands)
Balance at January 1, 2007	$2,688
Additions based on tax positions related to the current year	566
Additions for tax positions of prior years	122
Reductions for tax positions of prior years	(617)
Settlements	(185)

Balance at December 30, 2007	$2,574

Additions based on tax positions related to the current year	$1,132
Additions for tax positions of prior years	19
Reductions for tax positions of prior years	(763)
Settlements	(149)

Balance at December 28, 2008	$2,813

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expenses and such amounts were immaterial in fiscal 2008.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years 2004 through 2008 are subject to examination by the tax authorities. With few exceptions, the Company is not subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2004.

The Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

16. Employee Benefit Plans

Spansion Japan Pension Plan

Through August 2005, certain employees of Spansion Japan were enrolled in a defined benefit pension plan and/or a lump-sum retirement benefit plan sponsored by Fujitsu (Fujitsu Group Employee Pension Fund or EPF). The Company, by agreement with Fujitsu, is required to fund those proportional benefit obligations attributable to the Company’s employees enrolled in these plans. Until September 1, 2005, the Company accounted for its participation in these plans as multiemployer plans wherein the expense recorded for the plans was equal to its annual cash contributions.

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

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

As a result of the adoption of the Spansion Japan Pension Plan and amendment to a cash balance formula, a prior service cost base was established for approximately $12.5 million an unrecognized net loss base was established for approximately $7.7 million and an additional minimum liability was recognized for $20.3 million.

The below tables summarizes the funded status of the plan and the related amounts recognized in the statement of financial position as of:

	December 28, 2008	December 30, 2007
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$(88,047)	$(80,056)
Service cost	(5,365)	(4,548)
Interest cost	(1,905)	(1,625)
Fujitsu contributions	(1,170)	(855)
Actuarial gain	1,181	466
Benefits paid	4,747	3,451
Curtailments	—	96
Foreign currency exchange rate changes	(21,391)	(4,976)

Benefit obligation, end of year	$(111,950)	$(88,047)

	December 28, 2008	December 30, 2007
	(in thousands)
Change in Fair Value of Plan Assets
Fair value of plan assets, beginning of year	$90,073	$77,264
Actual return on plan assets	(31,422)	2,945
Employer contribution	8,517	7,410
Fujitsu contributions	1,170	855
Benefits paid	(4,747)	(3,451)
Foreign currency exchange rate changes	22,663	5,050

Fair value of plan assets at end of year	$86,254	$90,073

	December 28, 2008	December 30, 2007
	(in thousands)
Funded status
Fair value of plan assets	$86,254	$90,073
Projected benefit obligation	(111,950)	(88,047)

Funded status of plan	$(25,696)	$2,026

Amount recognized in the statement of financial position consist of:
Noncurrent asset	$—	$2,026
Noncurrent liability	25,696	—

	$25,696	$2,026

Amount recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$35,003	$310
Prior service cost	7,553	8,173

	$42,556	$8,483

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

The Spansion Japan Pension Plan accumulated benefit obligation was $111.2 million as of December 28, 2008.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a accumulated benefit obligation in excess of plan assets as of December 28, 2008 and December 30, 2007 were as follows:

	December 28, 2008	December 30, 2007
	(in thousands)
Accumulated benefit obligation, end of year
Projected benefit obligation, end of year*	$111,950	$—
Accumulated benefit obligation, end of year*	111,209	—
Fair value of plan assets, end of year*	86,254	—

*	There are no unfunded accumulated benefit obligations as of December 30, 2007

The below table summarizes the weighted average assumptions used for purposes of calculating the benefit obligations as of December 28, 2008 and December 30, 2007:

	December 28, 2008	December 30, 2007
Discount rate	2.00%	2.00%
Average rate of compensation increase	2.70%	2.70%
Cash balance interest crediting rate	2.00%	2.00%

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

The below table summarizes the components of the net periodic pension expense:

	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Service cost	$5,365	$4,548	$5,123
Interest cost	1,905	1,625	1,517
Expected return on plan assets	(4,643)	(3,610)	(2,818)
Amortization of prior service cost	620	601	741
Curtailment loss	—	2,010	—

Total net periodic pension expense	$3,247	$5,174	$4,563

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

	December 28, 2008	December 30, 2007
	(in thousands)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Curtailment effects	$—	$(2,010)
Current year actuarial loss	34,693	183
Amortization of prior service credit/(cost)	(620)	(601)

	$34,073	$(2,428)

Total recognized in net periodic benefit cost and other comprehensive income	$37,320	$2,746

On April 2, 2007, in accordance with FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded a curtailment loss of approximately $2.0 million relating to the Spansion Japan Pension Plan as a result of entering into the Employer Secondment and Transfer Agreement with Fujitsu under the JV1/JV2 transaction (see Note 7 for details of this transaction).

The actuarial loss represents the actual changes in estimated obligation and plan assets that have not yet been recognized in the income statement. Actuarial losses are not recognized immediately, but instead are accumulated as a part of the unrecognized net loss balance and amortized into net periodic pension cost over the average remaining service period of participating employees as certain thresholds are met.

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are as follows (in thousands):

Actuarial loss/(gain)	$1,579
Prior service cost/(credit)	740

$2,319

The below table summarizes the weighted average assumptions used for purposes of calculating the net periodic pension expense for the year ended:

	December 28, 2008	December 30, 2007	December 31, 2006
Discount rate	2.00%	2.00%	2.00%
Expected long-term return on plan assets	4.40%	4.40%	4.40%
Average rate of compensation increase	2.70%	2.70%	2.70%
Cash balance interest crediting rate	2.00%	2.00%	2.00%

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

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

Asset Category	Target Allocation of Plan Assets	Expected Return by Asset Class
Equity securities	68%	6.30%
Debt securities	29%	3.40%
Cash	3%	—

Total	100%

The weighted-average asset allocations by asset category at December 28, 2008 and December 30, 2007 are as follows:

Asset Category	December 28, 2008	December 30, 2007
Equity securities	68%	40%
Debt securities	29%	56%
Cash	3%	4%

Total	100%	100%

No plan assets are invested in employer securities and no future benefits are currently covered by insurance contracts issued by the insurer or related parties.

The Company expects to contribute $4.8 million to the Spansion Japan pension plan during the fiscal year ending December 27, 2009. Fujitsu also is expected to contribute $1.1 million to the Spansion Japan pension plan as a result of entering into the Employer Secondment and Transfer Agreement under the JV1/JV2 transaction (see Note 7).

The below table summarizes the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

Fiscal Year	Expected Benefit Payments
2009	$738,000
2010	$884,000
2011	$1,146,000
2012	$1,322,000
2013	$1,558,000
2014-2018	$12,391,000

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

Retirement Savings Plan

Effective June 30, 2003 and through January 11, 2007, the Company elected to participate in AMD’s retirement saving program, commonly known as a 401(k) plan. Effective January 12, 2007, the Company adopted its own retirement savings plan, also known as a 401(k) plan. Under these plans, the Company’s U.S. employees were able to contribute up to 89 percent of their pre-tax salary subject to Internal Revenue Service limits. The Company matches employee contributions at a rate of 50 cents on each dollar of the first six percent of participants’ contributions, to a maximum of three percent of eligible compensation. The Company’s total matching contributions to these 401(k) plans, collectively, were approximately $7.0 million, $6.3 million and $5.3 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

Subsequent to year end, and effective pay periods beginning February 23, 2009, the Company suspended matches to employee contributions as part of its cost reduction efforts.

17. Fair Value

As of December 28, 2008, the fair value measurements of the Company’s financial assets consisted of the following and which are categorized in the table below based upon the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Money market funds	$74	$—	$—	$74
Long term—auction rate securities	—	—	94	94
Long term—put option	—	—	27	27

Total financial assets	$74	$—	$121	$195

The table below presents reconciliations for the Company’s Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 28, 2008:

Year Ended December 28, 2008
(in millions)
Beginning balance as of December 31, 2007	$—
Transfer in	122
Other than temporary impairment	(28)
Put option	27

Ending fair value as of December 28, 2008	$121

Auction rate securities and put option

At December 28, 2008 the Company held $94.0 million of auction rate securities (ARS) valued at fair value ($121.9 million at par) which are backed by student loans and substantially all of which are guaranteed by the U.S. government Federal Family Education Loan Program (FFELP). These securities have credit ratings of AAA and Aaa. Prior to February 2008, these securities were publicly quoted and traded in auctions relating to such investments. The fair value of these securities approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, subsequent to February 2008, all of these securities failed to be traded in these auctions. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

inputs available as defined by Levels 1 and 2 of the fair value hierarchy of Statement 157 by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

In November 2008, the Company accepted an offer to participate in an auction rate securities settlement from UBS, its broker, providing the Company the right, but not the obligation, to sell to UBS up to 100 percent of its ARS at par, commencing June 30, 2010. In addition, accepting this offer allowed the Company, pursuant to a no net cost revolving credit facility, to borrow up to 75 percent of the market value of these securities, as determined by the broker. The credit facility will remain outstanding until the ARS are purchased by UBS commencing June 30, 2010, or sooner, to the extent UBS exercises its rights to call some or all of the ARS (see Note 21).

The Company’s right to sell the ARS to UBS commencing June 30, 2010 through July 2, 2012 represents a put option for a payment equal to the par value of the ARS. As the put option is non-transferable and cannot be attached to the ARS if they are sold to an entity other than UBS, it represents a freestanding instrument between the Company and UBS and which is separate from the ARS, which represents an investment security between the Company and the ARS Issuer. Upon acceptance of the offer from UBS, the Company elected to measure the put option under the fair value option of FASB Statement 159 and recorded $27.5 million as the fair value of the put option asset as of December 28, 2008, with a corresponding credit to other income in the consolidated statements of operations for the year ended December 28, 2008. Simultaneously, the Company transferred its ARS from available-for-sale to trading investment securities and has classified the ARS as long-term assets. The transfer to trading securities reflects management’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012. Prior to its agreement with UBS, the Company’s intent was to hold the ARS until the market recovered. In the year ended December 28, 2008, the Company recognized an other-than-temporary impairment charge of approximately $27.9 million. The Company expects that future changes in the fair value of the put option will approximate fair value movements in the related ARS. The put option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise. The Company has used a discounted cash flow model to estimate the fair value of the put option as of December 28, 2008. The valuation model is based on the following key assumptions:

•	A discount rate based on the two-year LIBOR (0.65%), adjusted by 209 basis points (bps) to reflect the credit risk associated with the UBS put option.

•	An expected life of 18 months

At December 28, 2008, there was insufficient observable ARS market information available to determine the fair value of the Company’s ARS investments. Therefore, the Company estimated the fair values of its ARS investments at December 28, 2008 using a DCF methodology. Significant inputs used in the DCF models were the credit quality of the instruments, the percentage and the types of guarantees (such as FFELP), the probability of the auction succeeding or the security being called prior to final maturity, and an illiquidity discount factor. The key assumptions used in the discounted cash flow analysis to determine the fair values as of December 28, 2008 were the discount factor to be applied and the period over which the cash flows would be expected to occur. The discount factor used was based on the three-month LIBOR (1.47% as of December 28, 2008) adjusted by 125 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of the valuation. In addition, the discount factor was incrementally adjusted for a liquidity discount of 125 bps to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market. The Company applied this discount factor over the expected life of the estimated cash flows of its ARS with projected interest income of 2.69 percent per annum. The projected interest income is based on a trailing

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

12-month average 91-day T-bill rate at 1.49 percent as of December 28, 2008 plus 120 bps, which is the average annual yield of the Company’s ARS assuming auctions continue to fail.

18. Restructuring Charges

In the second quarter of fiscal 2008, as part of its ongoing strategic effort to improve overall productivity, the Company eliminated regular and contract positions globally, through planned consolidations, attrition, and a reduction in regular, contract and temporary workers in manufacturing, engineering, management and administrative support functions.

Restructuring charges for the year ended December 28, 2008 were as follows:

Year Ended December 28, 2008
(in thousands)
Employee severance pay and benefits	$10,986
Relocation of property, plant and equipment	132
Other	43

Total restructuring charges	$11,161

The following table summarizes the restructuring activity for the year ended December 28, 2008:

December 28, 2008
Accrued restructuring balance as of December 30, 2007	$—
Additional accruals	11,161
Adjustments	(29)
Cash payments	(10,799)

Accrued restructuring balance as of December 28, 2008	$333

The accrued restructuring balance was included in accrued compensation and benefits in the Company’s consolidated balance sheet as of December 28, 2008.

19. Segment Reporting

Prior to the acquisition of Saifun on March 18, 2008, the Company had historically operated and measured its results in one reportable segment which primarily related to the design, development, manufacture, marketing and sale of Flash memory products for the wireless and embedded applications in the integrated category of the Flash memory market. The acquisition (see Note 6 for further details) of Saifun, whose primary activity relates to the licensing of intellectual property to semiconductor manufacturers, resulted in the Company operating and tracking Saifun’s results as a separate operating segment. However, the Saifun operating segment is not considered to be a reportable segment as it has not exceeded the quantitative thresholds established in FASB Statement No 131, Disclosures about Segments of an Enterprise and Related Information.

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

The Company’s Chief Operating Decision Maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. The Company therefore continues to disclose its results in one reportable segment only.

The following table presents a summary of net sales by business units for fiscal 2008, 2007 and 2006:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Wireless Solutions Division (WSD)	$1,133,181	$1,362,508	$1,549,155
Consumer, Set Top Box and Industrial Division (CSID)	1,134,466	1,130,265	1,025,229
Other	14,156	8,040	4,890

Total net sales	$2,281,803	$2,500,813	$2,579,274

The following table presents a summary of net sales by geographic areas for the periods presented:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Geographical sales(1):
Net sales to end customers(2):
United States of America	$307,039	$295,632	$174,930
China	669,231	658,205	479,040
Korea	238,370	260,854	282,596
EMEA	351,052	333,430	312,114
Others	63,972	79,132	61,799
Net sales to related parties:
United States (net sales to AMD)(3)	—	—	336,172
Japan (net sales to Fujitsu)	652,139	873,560	932,623

Total	$2,281,803	$2,500,813	$2,579,274

(1)	Geographical sales are based on the customer’s bill-to location.
(2)	Net sales to end customers represent sales since the end of the first quarter of fiscal 2006 to AMD’s former customers and customers not served solely by Fujitsu.
(3)	For fiscal year 2006, these represent sales during the first quarter.

In the second quarter of fiscal 2006, the Company began to sell directly to AMD’s former customers and customers not served solely by Fujitsu (end customers). Among those customers, one customer accounted for approximately 18 percent, 10 percent and 12 percent of the Company’s net sales in fiscal 2008, 2007 and 2006, respectively.

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

Long-lived assets information is based on the physical location of the assets at the end of each fiscal year. The following table presents a summary of long-lived assets by geography:

	December 28, 2008	December 30, 2007
	(in thousands)
Geographical long-lived assets:
Net property, plant and equipment
United States	$381,097	$1,029,930
Japan	299,789	939,437
Other countries	114,143	302,597

Total	$795,029	$2,271,964

20. Capital Structure

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

In fiscal 2007, the Company repurchased the one share of Class B held by AMD. In September 2008, the Company repurchased the one share of Class C common stock from Fujitsu. As of December 28, 2008, the common stock outstanding consists of 161,102,495 shares of Class A common stock issued and outstanding.

Except as described below or as required by law, the holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by stockholders. Stockholders are not entitled to cumulative voting rights, and, accordingly, the holders of a majority of the shares voting for the election of directors can elect the entire board if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person to the board of directors. Amendments to the Company’s certificate of incorporation that would alter or change the powers, preferences or special rights of any class of the Company’s common stock, so as to affect the holders of such class adversely, must be proposed in a resolution adopted by the Company’s board of directors, declaring its advisability, and must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class.

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

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

In the event of the Company’s merger or consolidation with or into another company in connection with which shares of common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of common stock will be entitled to receive the same kind and amount of shares of stock, other securities or property (including cash).

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

21. Subsequent Events

In addition to the events identified in Note 2, the following significant events occurred subsequent to December 28, 2008:

Credit line agreement with Union Bank of Switzerland (UBS AG) secured by auction rate securities

In October 2008, UBS AG, the fund manager of the Company’s ARS, offered the Company the right to sell its ARS held with UBS Bank USA (UBS) to UBS AG at par value during a two-year period beginning June 30, 2010 and ending July 2, 2012. Under the offer, the Company would be entitled to enter into a Credit Line Agreement with UBS for up to 75 percent of the market value of the ARS (the UBS Credit Line).

The Company has accepted the offer in November 2008 and on December 29, 2008, the Company entered into the UBS Credit Line that provides up to an aggregate amount of up to $85 million in the form of an uncommitted revolving line of credit, which is secured by the ARS currently held by the Company. Variable rate advances under the UBS Credit Line will bear interest at a variable rate equal to the lesser of: (a) LIBOR, plus a percentage rate between 1.250 percent to 2.750 percent, and (b) the then applicable weighted average rate of interest or dividend rate paid to the Company by the issuer of the ARS.

On December 29, 2008, the Company borrowed approximately $74.8 million under the UBS Credit Line. The Creditor Protection Proceedings constituted an event of default under the UBS Credit Line.

Spansion Inc.

(Debtor-in-Possession as of March 1, 2009)

Notes to Consolidated Financial Statements—(Continued)

Amendments to the Foundry Agreement with Fujitsu

On December 31, 2008, the Company entered into amendments to the Amended and Restated Foundry Agreement with Fujitsu effective as of September 28, 2006 (the Foundry Agreement). The amendments consist of Amendment No. 2 (Amendment No. 2) and which provide as follows:

•	Spansion and Fujitsu agree that the Term of the Foundry Agreement shall be extended to December 31, 2010;

•

Amendment No. 2 also sets forth (i) the Company’s wafer purchase commitments and pricing on purchases from Fujitsu for each of the quarters of fiscal 2009 and( ii) both parties further agree to negotiate in good faith the wafer purchase commitments and pricing for fiscal 2010 by June 30, 2009; and

•

Amendment No. 2 further states either party may at its option terminate the Foundry Agreement without penalty in the event that (i) the other Party fails to fulfill the obligation (ii) the other Party or any of its Affiliates fails to pay its material debts as they come due, makes an assignment for the benefit of creditors (or takes similar action under United States, Japanese or other applicable law), or files a voluntary petition in bankruptcy (or makes similar filing under United States, Japanese or other applicable law) or invokes any laws for the protection of debtors under United States, Japanese or other applicable law, or (iii) the other Party or any of its Affiliates has filed against it an involuntary petition in bankruptcy (or similar filing under United States, Japanese or other applicable law) and fails to obtain the dismissal of such petition within (30) days after its filing.

Further, Fujitsu may at its option terminate this Agreement without liability to Spansion in the event that Spansion or any of its Affiliates (Spansion Group) fails to make full payment to Fujitsu or any of its Affiliates within thirty (30) days of the due date of such payment.

Finally, if the Agreement is terminated by Fujitsu in accordance with above, Fujitsu may at its option terminate any effective purchase order at the time of termination at its sole discretion, without liability to Spansion. All other terms and conditions of the Foundry Agreement shall remain unchanged and in full force and effect.

Please refer to Note 8 for further details of the Company’s relationship and transactions with Fujitsu.

Exit or Disposal Activities

On February 23, 2009, the Company carried out a workforce reduction of approximately 2,400 employees, or 28 percent of its workforce in an effort to further reduce costs as the Company continued its restructuring efforts and explored various strategic alternatives.

Patent Litigation Settlement Agreement with Samsung Electronics Co., Ltd (Samsung)

On April 7, 2009, the Company announced that it has settled its patent litigation lawsuits with Samsung. As part of the settlement, Samsung will pay the Company $70 million and both parties have exchanged rights in their patent portfolios in the form of licenses and covenants subject to a confidential settlement agreement. The settlement is subject to approval of the Bankruptcy Court and, if approved, will end the patent disputes between the two companies.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Spansion Inc.

We have audited the accompanying consolidated balance sheets of Spansion Inc. as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended December 28, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spansion Inc. as of December 28, 2008 and December 30, 2007, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Spansion Inc. will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, on March 1, 2009, Spansion Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Uncertainties inherent in the bankruptcy process raise substantial doubt about Spansion Inc.’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spansion Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2009 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

San Francisco, California

April 29, 2009

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Spansion Inc.

We have audited Spansion Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spansion Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Spansion Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spansion Inc. as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 28, 2008 and our report dated April 29, 2009 expressed an unqualified opinion thereon, and such report included an explanatory paragraph on the Company’s ability to continue as a going concern.

/s/    ERNST & YOUNG LLP

San Francisco, California

April 29, 2009

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 28, 2008. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which appears on page 142 of this Annual Report on Form 10-K.

Supplementary Financial Data

(Unaudited)

Quarter Ended

(in thousands, except per share amounts)

	December 28, 2008	September 28 2008	June 30 2008	March 30 2008	December 30, 2007	September 30 2007	July 1 2007	April 1 2007
Net sales	$329,952	$474,170	$426,268	$400,183	$429,983	$408,605	$373,710	$414,955
Net sales to related parties	137,999	156,690	186,452	170,089	222,818	202,464	235,462	212,816

Total net sales	467,951	630,860	612,720	570,272	652,801	611,069	609,172	627,771
Cost of sales	669,691	544,273	503,571	475,810	526,382	499,758	501,033	537,970

Gross profit (loss)	(201,740)	86,587	109,149	94,462	126,419	111,311	108,139	89,801
Research and development	96,339	106,845	108,303	120,321	112,646	111,248	110,900	101,991
Sales, general and administrative	56,756	64,094	68,264	64,764	59,937	59,193	61,947	58,240
In-process research and development	—	—	—	10,800	—	—	—	—
Restructuring charges	(138)	1,377	9,922	—	—	—	—	—
Asset impairment charges	1,652,622	—	—	—	—	—	—	—

Operating loss	(2,007,319)	(85,729)	(77,340)	(101,423)	(46,164)	(59,130)	(64,708)	(70,430)
Interest and other income (expense), net	12,371	(13,086)	2,536	3,379	5,157	6,835	11,672	8,931
Interest expense	(24,336)	(24,853)	(27,663)	(20,991)	(15,487)	(23,628)	(17,542)	(24,146)

Income (loss) before income taxes	(2,019,284)	(123,668)	(102,467)	(119,035)	(56,494)	(75,923)	(70,578)	(85,645)
(Provision) benefit for income taxes	(55,670)	(9,583)	1,824	564	6,981	4,320	3,676	10,167

Net loss	$(2,074,954)	$(133,251)	$(100,643)	$(118,471)	$(49,513)	$(71,603)	$(66,902)	$(75,478)

Net income (loss) per share basic and diluted	$(12.89)	$(0.83)	$(0.63)	$(0.85)	$(0.37)	$(0.53)	$(0.50)	$(0.56)
Shares used in per share calculation basic and diluted	161,000	160,687	160,196	138,765	135,283	135,049	134,827	134,539
Common stock market price range
High	$1.69	$3.05	$3.70	$4.29	$8.68	$12.64	$12.83	$15.05
Low	$0.19	$1.56	$2.25	$2.10	$3.96	$7.86	$9.49	$11.32

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 28, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

See Management’s Report on Internal Control Over Financial Reporting in Item 8, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during our fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our directors and executive officers as of April 29, 2009.

Name	Age	Position
John H. Kispert	45	President, Chief Executive Officer, Interim Chief Financial Officer and Director
Donald L. Lucas	79	Chairman of the Board of Directors
David K. Chao	42	Director
Gilles Delfassy	53	Director
Boaz Eitan	60	Director
John M. Stich	67	Director
Thomas T. Eby	48	Executive Vice President, Consumer, Set Top Box and Industrial Division
Ajit Manocha	59	Executive Vice President, Worldwide Operations
Ahmed Nawaz	59	Executive Vice President, Wireless Solutions Division

John H. Kispert has served as a Class A director and President and Chief Executive Officer of Spansion since February 2009. Mr. Kispert is currently also serving as Interim Chief Financial Officer. Mr. Kispert spent 13 years in a number of finance and operational roles at KLA-Tencor, including president, chief operations officer and chief financial officer. Prior to that, Mr. Kispert held several senior management positions with IBM. Mr. Kispert serves on the Board of Directors of Extreme Networks, Inc. Mr. Kispert holds a master’s degree in Business Administration from the University of California, Los Angeles and a bachelor’s degree in Political Science from Grinnell College.

Donald L. Lucas has served as Chairman of the Board of Directors and as a Class A Director since September 2007. Since 1967, Mr. Lucas has been actively engaged in venture capital activities as a private individual. He has been a director of Oracle Corporation since 1980 and serves as chairman of their executive committee. Mr. Lucas also currently serves as chairman of the board of directors of DexCom, Inc. and 51job, Inc., and as a director of Cadence Design Systems, Inc. and Vimicro Corp. Mr. Lucas received a bachelor’s degree from Stanford University and a master’s degree from the Stanford Graduate School of Business.

David K. Chao has served as a Class A Director since the consummation of our initial public offering in December 2005. Mr. Chao is a co-founder of DCM (formerly known as Doll Capital Management), a venture capital firm based in the Silicon Valley, and has been a general partner of DCM since 1996. Prior to founding DCM, Mr. Chao was a co-founder and member of the board of directors of Japan Communications, Inc. He also worked as a management consultant at McKinsey & Company and as a marketing manager at Apple Computer. Prior to these positions, he was an account executive for Recruit, a Japanese human resources, advertising and services company. Mr. Chao serves on the boards of numerous DCM portfolio companies, including 51job, Inc., where he has served since 2000. He is a management board member of the Stanford Graduate School of Business board of trustees and a member of The Thacher School board of trustees. Mr. Chao received a bachelor’s degree in economics and East Asian studies from Brown University and a master’s degree in business administration from Stanford University.

Gilles Delfassy has served as a Class A Director since September 2008, and served as a Class C Director from September 2007 until September 2008. Mr. Delfassy served as interim chief executive officer at Anadigics, Inc. from August 2008 until January 2009, where he also serves as a member of the board of directors. Until his retirement in January 2007, Mr. Delfassy served in various senior management positions at Texas Instruments Incorporated, which he joined in 1978, most recently as a senior vice president. Mr. Delfassy received an Engineering Diploma (equivalent to master’s of science in electrical engineering) at Ecole Nationale Superieure d’Electronique et d’ Automatique de Toulouse. He also graduated in Business Administration from Institute d’Administration des Entreprises de Paris.

Boaz Eitan has served as a Class A Director since March 2008. Dr. Eitan founded Saifun Semiconductors Ltd. (Saifun) in 1996 and served as its Chief Executive Officer and Chairman of the Board of Directors from 1996 to 2008, when Spansion acquired Saifun. Dr. Eitan served as our interim President in February 2009. Dr. Eitan resigned his employment with Spansion in March 2009. From 1992 to 1997, Dr. Eitan managed the Israeli design center of WaferScale Integration Inc., which he established in 1992. From 1983 to 1992, Dr. Eitan held various positions at WaferScale Integration Inc., including manager of the Device Physics group, director of memory products and Vice President of Product and Technology Development. From 1981 to 1983, Dr. Eitan served as a physicist at Intel Corporation’s research and development center in Santa Clara, California. Dr. Eitan holds a Ph.D. and an M.Sc. in Applied Physics and a B.Sc. in Mathematics and Physics from the Hebrew University, Jerusalem. He is the inventor of Saifun’s NROM technology. Dr. Eitan is named as the inventor of over 85 issued U.S. patents, over 45 pending U.S. patent applications and a number of issued non-U.S. patents and pending non-U.S. patent applications.

John M. Stich has served as a Class A Director since December 2006. He is the Honorary Consul General of Japan at Dallas. Previously, he spent 35 years at Texas Instruments, with his most recent position as chief marketing officer in Japan. He lived and worked for Texas Instruments in Asia for a total of 24 years where he held various additional management positions such as vice president of semiconductors for Texas Instruments Asia Ltd., managing director of Texas Instruments Hong Kong Ltd., and marketing director of Texas Instruments Taiwan Limited. Mr. Stich has been active in leading various industry associations, including serving as: governor of the American Chambers of Commerce in Japan and Hong Kong, and chairman of the Semiconductor Industry Association (Japan Chapter). Currently, he is a director of Stonestreet One, Inc. and Diodes Inc. In addition, Mr. Stich is a member of the Dallas/Taipei and Dallas/Sendai Sister City Committees, a member of the Advisory Council for Southern Methodist University’s Asian Studies Program, a director of the Japan America Society of Dallas/Fort Worth, Vice-Dean of the Consular Corps of Dallas/Fort Worth, and a member of the Pastoral Council of Prince of Peace church. Mr. Stich holds a bachelor’s degree in electrical engineering from Marquette University.

Thomas T. Eby has served as our Executive Vice President, Consumer, Set Top Box and Industrial Division since September 2007. He is responsible for the division’s marketing, product and platform engineering, infrastructure development and program management functions. From October 2005 until September 2007, Mr. Eby served as our Executive Vice President and Chief Marketing and Sales Officer, and from January 2005 until October 2005, he served as our Executive Vice President and Chief Marketing Officer. From July 2003 until December 2004, he was our Executive Vice President with responsibility for leading the integration of the former AMD and Fujitsu Limited assets that were contributed to Spansion LLC. Beginning in 1998, Mr. Eby served as a vice president of AMD, including roles as group vice president of AMD’s Communication Group, then as the group vice president of strategy & business development for AMD and later as senior vice president. In addition, Mr. Eby held a wide range of sales and marketing positions both in the United States and Europe. Mr. Eby holds a bachelor’s degree in electrical engineering and computer sciences from Princeton University.

Ajit Manocha has served as our Executive Vice President, Worldwide Operations since December 2007. He is responsible for all aspects of Spansion’s global manufacturing operations, IT and supply chain management, including product cost, yields, quality, reliability, on-time delivery, manufacturing cycle times and customer service. Before joining us, Mr. Manocha was executive vice president and chief manufacturing officer at NXP (formerly Philips Semiconductors), from May 2003 to December 2007, where he was responsible for heading up worldwide IC manufacturing, supply chain management and purchasing for the semiconductor division. From September 1995 until May 2003, Mr. Manocha held senior positions at Philips Semiconductors and made significant improvements in that company’s supply chain and was responsible for leading the manufacturing operations to world-class operational and financial performance. Before joining Philips Semiconductors, he held management positions at AT&T Microelectronics, where he was charged with developing new joint ventures and strategic alliances and played a lead role in the manufacturing joint venture of AT&T and Cirrus Logic. Mr. Manocha holds a bachelor of science degree from the University of Delhi, India and a master’s degree in physical chemistry from Kansas State University.

Ahmed Nawaz has served as our Executive Vice President, Wireless Solutions Division since November 2006. He is responsible for the division’s marketing, platform engineering, infrastructure development and program management functions. Prior to joining Spansion, Mr. Nawaz was an independent management consultant from January 2006 to November 2006. From March 2001 to December 2005, he was executive vice president of worldwide sales at Agere Systems. Prior to that, Mr. Nawaz was president of worldwide sales, strategy and business development, from April 2000 to March 2001, and president, integrated circuits division, from June 1998 to April 2000, of Lucent’s Microelectronics and Communications Technologies Group. He joined AT&T in 1992 and moved to Lucent following its spin-off from AT&T in 1996. Mr. Nawaz also spent 14 years in various design, engineering, marketing and general management positions in Texas Instruments Incorporated’s semiconductor group. Mr. Nawaz holds a master’s degree in electrical engineering from the University of Missouri and a master’s degree in business administration from Houston Baptist University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers (as defined under Section 16) and any persons holding more than ten percent of a registered class of equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Their initial report must be filed using the Securities and Exchange Commission’s Form 3 and they must report subsequent stock purchases, sales, option exercises and other changes using the Securities and Exchange Commission’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the Securities and Exchange Commission allows delayed reporting at year-end on the Securities and Exchange Commission’s Form 5. Officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities are required by Securities and Exchange Commission regulations to furnish us with copies of all reports they file pursuant to Section 16(a). We make the services of our legal department available to our officers and directors to assist them in meeting their filing obligations.

Based solely on our review of these reports and written representations from our directors and executive officers, we believe that during fiscal 2008, each of Spansion’s directors, executive officers and ten percent security-holders complied with all applicable Section 16(a) filing requirements, other than, due to an administrative error by Spansion, Messrs. Chao, Delfassy, Edwards, Lucas, Roberson and Stich and Ms. Hart each made one late Form 4 filing reporting one transaction.

Codes of Business Conduct and Ethics

The Board of Directors has adopted a code of conduct, entitled “Code of Business Conduct,” which applies to all directors and employees and which was designed to help directors and employees resolve ethical and compliance issues encountered in the business environment. The Code of Business Conduct governs matters such as conflicts of interest, compliance with laws, confidentiality of company information, encouraging the reporting of any illegal or unethical behavior, fair dealing and use of company assets. The Board of Directors has also adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer, the Corporate Controller and All Other Senior Finance Executives. The Code of Ethics governs matters such as financial reporting, conflicts of interest and compliance with laws, rules, regulations and Spansion’s policies.

Stockholders can access Spansion’s Principles of Corporate Governance, Code of Business Conduct and Code of Ethics at the Investor Relations page of our website at www.spansion.com or by writing to us at Corporate Secretary, Spansion Inc., 915 DeGuigne Drive, P.O. Box 3453, Sunnyvale, California 94088, or emailing us at Corporate.Secretary@spansion.com. We will provide this information free of charge. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this document. We will post on our website any amendment to the Code of Ethics, as well as any waivers of the Code of Ethics, that are required to be disclosed by the rules of the Securities and Exchange Commission or The NASDAQ Stock Market.

Board of Directors

Our Board of Directors currently consists of six directors. In 2008, three of our directors resigned from the Board of Directors: Ms. Patti S. Hart, and Messrs. David E. Roberson and Robert L. Edwards. Our Certificate of Incorporation provides that the Board of Directors consists of three classes of directors, each serving staggered three-year terms. At each annual meeting of stockholders, directors will be elected for a term of three years to succeed those directors whose terms are expiring.

Our Certificate of Incorporation also provides that the holders of Class A Common Stock, voting together as a separate class, are entitled to vote for all Class A directors. Our Class B, Class C and Class D Common Stock have been retired and no shares are outstanding. Consequently, all of our directors are Class A Directors.

Our Board of Directors is currently composed of the following classes of directors:

Class	Expiration	Member
Class I	2009	David K. Chao Donald L. Lucas
Class II	2010	Boaz Eitan John M. Stich
Class III	2011	Gilles Delfassy John H. Kispert

Audit Committee

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, currently consists of Mr. John M. Stich, as Chair, Messrs. David K. Chao and Gilles Delfassy, each of whom was determined by the Board of Directors to be financially literate and “independent” as such term is defined for Audit Committee members by the NASDAQ Stock Market listing standards. Mr. Stich and Mr. Delfassy joined the Audit Committee in March 2008 and October 2008, respectively. Mr. Robert L. Edwards served as Chair of the Audit Committee until he resigned from the Board of Directors in October 2008. Mr. David E. Roberson served as a member of the Audit Committee until he resigned from the Board of Directors in June 2008. Ms. Patti S. Hart served as a member of the Audit Committee until March 2008. The Board of Directors determined that Mr. Edwards and Mr. Roberson were each an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission. No current member of the Audit Committee has been designated an “audit committee financial expert” by the Board of Directors. The Board believes that each of the members of the Audit Committee is financially literate and that at least one of the members of the Audit Committee qualifies as a “financial expert”, as defined by the rules and regulations of the SEC. However, the Board has elected to defer the formal designation of a financial expert pending the expected reconstitution of the Board of Directors following confirmation of a plan of reorganization by the U.S. Bankruptcy Court.

The Audit Committee assists the Board with its oversight responsibilities regarding our accounting and financial reporting processes, the audit of our financial statements, the integrity of our financial statements, our internal accounting and financial controls, our compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence and the performance of our internal audit function and the independent registered public accounting firm. The Audit Committee is also directly responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm, which reports directly to the Audit Committee. The Audit Committee meets alone with our financial and legal personnel, our internal auditor and with our independent registered public accounting firm, who have free access to the Audit Committee at any time. The director of our Internal Audit Department reports directly to the Chair of the Audit Committee, confers regularly with our Chief Financial Officer and serves a staff function for the Audit Committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis presents material information necessary to understand the objectives and policies of our compensation program for executive officers. Throughout this discussion, those individuals named in the Fiscal 2008 Summary Compensation Table on page 163 are referred to as our “Named Executive Officers” and the Compensation Committee of the Board of Directors is referred to as the “Committee.”

Economic Challenges for 2008 and 2009

The severe economic downturn in 2008 presented challenges for Spansion, along with many other companies, including many of Spansion’s customers. Beginning in the third quarter of 2008, Spansion implemented a series of significant cash management measures, which affected the way in which we compensated employees, including our executive officers. In February 2009, Dr. Bertrand Cambou, formerly the Chief Executive Officer of Spansion, resigned from his position and Mr. John H. Kispert was hired as our new Chief Executive Officer. Dr. Cambou’s severance agreement and Mr. Kispert’s employment agreement are described below. On March 1, 2009, Spansion Inc. and several of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. We will reevaluate all compensation programs once we more fully understand the outcome of our restructuring efforts.

Roles and Responsibilities

The role of the Committee is to oversee Spansion’s compensation strategies and programs for our executive officers, including total compensation for the Named Executive Officers. The role of Spansion’s management is to review Spansion’s executive compensation programs, policies and governance and make recommendations regarding these matters. Management is responsible for, among other things:

•	Reviewing the effectiveness of the compensation programs, including competitiveness and alignment with Spansion’s objectives;

•	Recommending changes to compensation programs, as may be required, to ensure achievement of all program objectives; and

•	Recommending salaries, bonuses and other awards for executive officers other than the Chief Executive Officer.

The Committee is authorized to engage its own independent advisors to provide advice on matters related to executive compensation and general compensation programs. During fiscal 2007, the Committee engaged Hewitt Associates (“Hewitt”) as its independent compensation consultant to provide advice on matters related to executive compensation and general compensation programs. During fiscal 2008, the Committee opted to minimize its use of independent advisors in an effort to reduce cost. In August 2008 the Committee engaged Compensia, Inc. (“Compensia”) as its independent compensation consultant to provide data and expertise related to the composition of the group of publicly traded semiconductor industry companies with which we compete for talent (collectively, the “Compensation Peer Group”). At the Committee’s request, Compensia attended the Committee’s September 2008 meeting in which the Compensation Peer Group was determined. The Committee, at its discretion, may replace Compensia or hire additional consultants at any time. Compensia is independent from Spansion because it does not provide any other services to Spansion and receives compensation from Spansion only for the services it provides to the Committee.

All other analyses related to executive compensation were conducted internally, relying primarily on data from Radford Associates, which provides compensation and benefits data specializing in the high technology sector and Equilar, which provides executive compensation information based on publicly available information contained in SEC filings. Internal analyses included gathering and analyzing data, and reviewing and advising on principal aspects of executive compensation. Base salaries, bonuses, equity awards and change of control agreements for executive officers were among the items reviewed.

Compensation Program Philosophy and Objectives

Spansion has a market-based, “pay for performance” compensation philosophy that is designed to both attract and retain talented executive officers while supporting our business strategy. In line with that philosophy, a significant percentage of the total potential compensation for our executive officers is performance-based. We do not have a pre-established policy or target for allocating between cash and non-cash or short-term and long-term incentive compensation. Rather, the Committee periodically reviews relevant market data to determine the appropriate components of, and level for, our executive officers’ compensation.

The compensation program for our executive officers is designed to:

•	Recognize and reward executives for achieving both company and individual performance objectives in support of Spansion’s business strategy;

•	Provide competitive pay opportunities relative to the Compensation Peer Group;

•	Align the respective interests of the executive officers and our stockholders through compensation that varies based on achievement of financial objectives; and

•	Maintain flexible pay programs that can be modified to respond to changes in competitive trends and Spansion’s business strategy and financial position.

Setting Compensation

Generally, we set compensation for our Named Executive Officers in the same manner used to set compensation for our other executive officers. Details regarding the specific compensation for each of our Named Executive Officers for fiscal 2008 are set forth in the Fiscal 2008 Summary Compensation Table on page 163.

Competitive Market Data

In September 2007, based on the review and recommendations presented by Hewitt, and in consultation with Hewitt, the Committee reviewed and approved a revised Compensation Peer Group to be used for benchmarking and for setting executive compensation for fiscal 2008. To determine the appropriate Compensation Peer Group, the Committee considered companies within the semiconductor industry that have revenue, number of employees, market capitalization, location and scope of international operations similar to our corresponding components.

Based on the cited criteria, six companies (Advanced Micro Devices, Inc.; Agere Systems Inc.; Applied Materials, Inc.; Broadcom Corporation; Freescale Semiconductor; and Micron Technology, Inc.) were removed from our prior Compensation Peer Group and two companies (Amkor Technology, Inc. and Cypress Semiconductor Corporation) were added to the group. The Compensation Peer Group established for fiscal 2008 is as follows:

• Altera Corporation • Amkor Technology, Inc. • Analog Devices, Inc. • Atmel Corporation • Cypress Semiconductor Corporation • Fairchild Semiconductor	• Juniper Networks, Inc. • KLA-Tencor Corporation • Lam Research Corporation • Linear Technology Corporation • LSI Corporation • Maxim Integrated Products, Inc. • National Semiconductor Corporation	• Novellus Systems, Inc. • NVIDIA Corporation • ON Semiconductor Corp. • SanDisk Corporation • Xilinx, Inc.

In September 2008, based on the review and recommendations presented by Compensia, and in consultation with Compensia, the Committee reviewed and approved a new Compensation Peer Group to be used for benchmarking and for setting executive compensation for fiscal 2009. The Committee considered companies within the semiconductor industry that have revenue, net income, number of employees, market capitalization, location and scope of international operations similar to our corresponding components. The Committee will continue to periodically review and update the Compensation Peer Group, as appropriate. We anticipate an additional modification to the Compensation Peer Group in 2009 in order to reflect the organization following the restructuring resulting from the Creditor Protection Proceedings.

Based on the cited criteria, including a significant drop in market capitalization, ten companies (Altera Corporation; Analog Devices, Inc.; Juniper Networks, Inc.; KLA-Tencor Corporation; Lam Research Corporation; Linear Technology Corporation; Maxim Integrated Products, Inc.; Novellus Systems, Inc.; NVIDIA Corporation; and Xilinx, Inc.) were removed from our prior Compensation Peer Group, and seven companies (Conexant Systems, Inc.; Integrated Device Technology, Inc.; Micron Technology, Inc.; RF Micro Devices, Inc.; Skyworks Solutions, Inc.; SMART Modular Technologies, Inc.; and Vishay Intertechnology, Inc.) were added to the group. The Compensation Peer Group established in September 2008 for fiscal 2009 is as follows:

• Amkor Technology, Inc. • Atmel Corporation • Conexant Systems, Inc. • Cypress Semiconductor Corporation • Fairchild Semiconductor Corporation	• Integrated Device Technology, Inc. • LSI Corporation • Micron Technology, Inc. • National Semiconductor Corporation • ON Semiconductor	• RF Micro Devices, Inc. • SanDisk Corporation • Skyworks Solutions, Inc. • SMART Modular Technologies, Inc. • Vishay Intertechnology, Inc.

Market Positioning

Total compensation targets for our Named Executive Officers, taking into consideration the targets for base salary, bonus and equity awards, are set between the 50th and 60th percentiles for compensation paid to similarly situated executives in the Compensation Peer Group. We set these targets slightly higher than the median compensation of executives in the Compensation Peer Group to better position Spansion to attract and retain highly qualified executive officers. As part of our annual compensation review process, total compensation targets were adjusted for our Named Executive Officers based on data for the 2008 Compensation Peer Group, using an expanded listing of companies only in the event that sufficient data was not available for the Compensation Peer Group. Largely as a result of the significant change to our Compensation Peer Group, the targets for base salary, total cash (calculated as base salary plus bonus) and total direct compensation (calculated as base salary plus bonus plus equity award) were increased in each case for all but one of the Named Executive Officers. The increase in base salary and total cash targets were the result of using an expanded listing of companies. As discussed below under Compensation Review, market data is just one consideration in setting actual compensation for our Named Executive Officers. Actual compensation may vary within a reasonable range of these targets based on additional factors, including current market conditions.

Our incentive compensation, including cash and equity, is structured so that when our corporate performance meets or exceeds our established objectives, executive officers have an opportunity to receive incentive compensation equal to or greater than comparable market targets. When our corporate performance does not meet our established objectives, executive officers receive incentive compensation that is generally below comparable market targets.

For fiscal 2008, total compensation for our Named Executive Officers was well below our collective compensation targets, primarily because no short term incentives were paid and Spansion’s stock value declined relatively more than the stock value of our Compensation Peer Group, resulting in below-market long-term incentive compensation.

Performance Evaluations

We conduct annual performance evaluations of all Spansion employees, including our Named Executive Officers. As part of the executive officer evaluation, we consider a number of performance criteria, including among other things, the Named Executive Officer’s ability to:

•	Meet specific performance objectives;

•	Set the strategy and direction of his organization, consistent with Spansion’s overall objectives; and

•	Effectively lead his organization.

The Chief Executive Officer evaluates the performance of each of the other executive officers, including the other Named Executive Officers, and presents the evaluations to the Committee for review and approval. The Committee performs an independent evaluation of the Chief Executive Officer’s performance.

Compensation Review

In preparation for decisions regarding compensation actions for each of the Named Executive Officers for the upcoming year, the Committee reviews tally sheets that reflect total current compensation, equity awards (vested and unvested) and benefits information. In addition, the Committee considers each individual’s performance, contributions, role and responsibilities, leadership abilities, growth potential and compensation relative to peers within Spansion. The Committee also considers the competitive market for comparable executives in the Compensation Peer Group. Following this review, the Committee sets the compensation for the Chief Executive Officer and for the other executive officers, taking into consideration the Chief Executive Officer’s compensation recommendations for each of the other executive officers. The final compensation packages for all Named Executive Officers, including the Chief Executive Officer, contain the components described below.

2008 Executive Compensation Components

Spansion’s total rewards program was modified significantly in 2008 and 2009 to address changes in the economy and business operations, including the Creditor Protection Proceedings. Some highlights of these changes are as follows:

•	Reduced base salaries for the Named Executive Officers in October 2008, and other employees, some of which were reinstated in February 2009.

•	Established a Cash Management Bonus Plan, which was not paid when we did not meet the requisite corporate performance objective.

•	Eliminated the U.S. Executive Car Allowance and Financial Planning perquisites in February 2009.

•	Suspended the 401(k) match for all eligible employees in February 2009.

•	Canceled short-term performance-based incentive plan payments for all employees for 2008.

•	Canceled annual merit increases and annual stock awards in 2009.

•	Implemented various plant shutdowns, furloughs and reduced workweeks based on our business requirements and cash management objectives.

Spansion seeks to achieve the compensation program objectives, as provided in the “Compensation Program Philosophy and Objectives” section above through five principal compensation components:

•	Base salary;

•	Short-term performance-based incentive compensation;

•	Long-term equity-based incentive compensation;

•	Change of control agreements; and

•	Benefits and perquisites.

The details of Spansion’s practices with respect to each of these five principal compensation components, including the modifications highlighted above, are set forth below.

Base Salary

Spansion provides base salaries to compensate executive officers for services performed during the fiscal year. Each executive officer’s salary is intended to reflect the individual’s job responsibilities and value to Spansion in terms of expertise and performance, taking into account competitive market data and internal pay relationships. For our Named Executive Officers, generally, base salaries were targeted at the 60th percentile of base salaries paid to similarly situated individuals in the Compensation Peer Group.

Base salaries for the Named Executive Officers are evaluated on an annual basis using the criteria described above. In March 2008, all Named Executive Officers, were eligible for a merit increase. Merit increases ranged from zero percent to ten percent, resulting in competitive base pay levels relative to the 2008 Compensation Peer Group. Following cost-cutting measures taken in October 2008, annual base salaries were reduced for each of the Named Executive Officers. The base salary for the CEO was reduced by 20 percent, while base salaries for the other Named Executive Officers (and other executive officers) were reduced by ten percent. There was no corresponding reduction in work for the executive officers.

Effective February 23, 2009, the Board of Directors approved an employee retention program that provides for, among other things, the reinstatement of full salary for the executive officers (other than the Chief Executive Officer) and certain other key employees. The purpose of the employee retention program is to provide an incentive for executive officers and certain other key employees to remain employed with us. The annualized base salaries as of the end of fiscal 2007, March 24, 2008, October 6, 2008 and February 23, 2009 for each of our Named Executive Officers were as follows:

	Base Salary as of December 30, 2007	Percent Increase on March 24, 2008	Salary as of March 24, 2008	Percent Reduction on October 6, 2008	Base Salary as of October 6, 2008	Reinstated Base Salary as of February 23, 2009
Bertrand F. Cambou	$715,500	5%	$751,275	20%	$601,020	N/A
Dario Sacomani	$405,000	10%	$445,500	10%	$400,950	$445,500
James E. Doran	$459,000	0%	$459,000	10%	$413,100	N/A
Thomas T. Eby	$411,536	7%	$440,343	10%	$396,309	$440,343
Ahmed Nawaz	$425,000	7%	$454,750	10%	$409,275	$454,750

In response to market conditions and in alignment with current market practices, Spansion does not plan to conduct a formal merit increase process for any of its employees for fiscal 2009. Consequently, we do not expect to provide merit-based salary increases in fiscal 2009 to any executive officers.

Short-Term Performance-Based Incentive Compensation

Our executive officers have an opportunity to earn annual cash awards under a short-term performance-based incentive compensation plan (the “STIP”) designed to compensate them for the achievement of pre-determined annual corporate objectives and individual objectives that correlate closely with the corporate objectives. At the beginning of each fiscal year, the Committee approves the target cash bonus opportunities and objectives for that year relevant to the STIP. Our STIP is referred to as the “Pay for Performance Plan.”

The target bonus opportunity for each executive officer is based on the individual’s position within Spansion and competitive data from the Compensation Peer Group, and is established as a percentage of base salary. For our Named Executive Officers, generally, awards are targeted between the 50th and 60th percentiles of bonus awards made to similarly situated individuals in the Compensation Peer Group. STIP payouts are contingent upon Spansion’s performance as measured against the pre-determined annual corporate objectives approved by the Committee. For fiscal 2008, approximately 80 percent of our Chief Executive Officer’s, and approximately 70 percent of the other Named Executive Officers’, bonus opportunity was based directly on Spansion’s achievement relative to these pre-determined annual objectives. If these objectives had been achieved, the remainder of the bonus opportunity for the executive officer would have been based on his individual performance, recognizing achievement against other critical objectives. If none of the annual corporate performance objectives are achieved, no bonuses are paid, irrespective of the executive officer’s performance. The Committee reviews and approves all recommended STIP payments for the executive officers.

In order to provide flexibility in the event of unforeseen circumstances, the STIP provides for management discretion to make adjustments to the plan. No individual has a vested entitlement to any payment under the STIP. Specifically, regardless of whether an award has been consistently paid over any period of time, Spansion, at its sole discretion, reserves the right to (i) increase or decrease targets and target percentages for each plan year, (ii) terminate the participation of any individual in the plan at any time for any legal reason, and/or (iii) modify or terminate the plan, in whole or in part, all with or without notice or cause.

In March 2008, the Committee established fiscal 2008 metrics which balanced operating profit, market share and the sale of advanced technology products that are key to Spansion’s future success. At that time, the Committee also set specific objectives for each metric. The objectives for each metric were set at performance levels that we believed would be very difficult to achieve. The final corporate performance metrics for fiscal 2008, and their relative weighting out of 100 percent, were as follows:

•	Achieve breakeven on operating profit, including the effect of equity-based expense (70 percent weighting);

•	Increase NOR segment share in the Flash memory market relative to fiscal 2007 (15 percent weighting); and

•	Increase revenue from certain products based on specified advanced technologies relative to fiscal 2007 (15 percent weighting).

The target STIP award opportunities for our Named Executive Officers ranged from 70 percent to 125 percent of base salary, with actual awards determined as follows:

•	No awards would be paid if Spansion did not achieve the minimum performance objectives for at least one of the metrics, and

•

Payment of 7.5 percent to 200 percent of the target awards would be made depending on Spansion’s level of performance against each metric, assuming the minimum performance objective was achieved on at least one of the metrics and considering the relative weighting of each metric.

Prior to formal determination of Spansion’s performance against the 2008 objectives, the Committee, upon management recommendation, determined that it was in the best interest of Spansion to cancel any potential payments from the STIP for fiscal 2008. The table below describes for each Named Executive Officer for fiscal 2008 the target percentage of base salary, target amount attainable, payout opportunity range as a percent of base salary, award amount and award as a percent of base salary.

Named Executive Officer	Target Percent of Base Salary	Target Award Amount	Payout Range as Percent of Base Salary	Actual Award Amount	Award as Percent of Base Salary
Bertrand F. Cambou	125%	$939,094	0% to 250%	$0	0%
Dario Sacomani	70%	$311,850	0% to 140%	$0	0%
James E. Doran	70%	$321,300	0% to 140%	$0	0%
Thomas T. Eby	70%	$308,240	0% to 140%	$0	0%
Ahmed Nawaz	70%	$318,325	0% to 140%	$0	0%

The amounts of STIP awards for fiscal 2008 for Named Executive Officers are presented in the Non-Equity Incentive Plan Compensation column of the Fiscal 2008 Summary Compensation Table on page 163. The individual target awards and metrics for 2009 are currently under review in light of the Creditor Protection Proceedings. We believe our performance objectives will continue to be very difficult to achieve demonstrated by the fact that no STIP awards were achieved for fiscal 2006, only minimal award levels (i.e., 13 percent of target) were achieved for fiscal 2007, and no awards were paid for fiscal 2008.

Special Cash Management Incentive

In December 2008, the Committee approved a special incentive plan such that the Named Executive Officers, along with other employees subject to a salary reduction, were eligible to receive an award if certain cash management goals were achieved by April 2009. This plan was put into place to provide an incentive for the management team and others to help Spansion achieve desired levels of cash by the beginning of the second quarter of 2009. The current Named Executive Officers were eligible to receive 10 percent of their six months salary as of October 5, 2008. Spansion did not achieve its cash objectives, thus no award was paid.

Long-Term Equity-Based Incentive Compensation

A fundamental tenet of our compensation philosophy is that equity participation by our executive officers creates a vital long-term partnership between our executive officers and our stockholders. We believe that equity-based compensation promotes equity ownership among executive officers, drives performance toward the achievement of long-term stockholder value, provides balance to the awards provided under the STIP, and helps to promote the retention of the officers through vesting contingencies. One of our stockholder-approved equity plans is our long-term incentive plan (the “LTIP”), and it is designed to align the interests of executive officers over a multi-year period directly with the interests of stockholders.

The Committee administers the LTIP and approves target award levels based on data from the Compensation Peer Group and an executive’s position within Spansion. For our Named Executive Officers, generally, award levels are targeted at the 50th percentile of equity awards made to similarly situated individuals in the Compensation Peer Group in an attempt to provide equity award opportunities that are competitive with those of our peers. The Committee reviews target award levels annually.

The LTIP provides for various awards in the form of stock options, stock appreciation rights, restricted stock units, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, and similar rights to purchase or acquire shares. To date, awards under the LTIP have been made in the forms of stock options and restricted stock units. Generally, employees below the vice president level are granted restricted stock unit awards and vice presidents and executive officers, including our Named Executive Officers, receive a combination of stock option and restricted stock unit awards. We use restricted stock units based on competitive practice, to reduce the number of shares used and the FAS 123R expense and to ensure some value in a down market. We grant stock options to vice presidents and executive officers in order to tie their compensation more directly to total stockholder return.

The Committee approves all equity awards for executive officers and the annual equity awards granted to employees following Spansion’s annual performance evaluation process. The annual awards are generally granted in the second fiscal quarter, following the first quarter earnings release, at regularly scheduled Committee meetings. The Committee has delegated to our Grant Committee, which in fiscal 2008 consisted of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, authority to approve stock option and restricted stock unit awards to non-executive officers, subject to established guidelines. The purpose of this delegation is to provide administrative flexibility to recognize new hires and promotions or achievements for employees below the level of executive officer. The Committee approves all equity awards granted to non-executive officers that are not within the guidelines established for the Grant Committee. The Committee also reviews all equity awards approved by the Grant Committee. As a result of the Creditor Protection Proceedings, we are in the process of developing a comprehensive restructuring plan that will require bankruptcy court approval for operating our business going forward. Consequently, it is currently unknown when or whether the Compensation Committee or Grant Committee will continue to grant equity awards to executive officers and employees, respectively, in fiscal 2009 in accordance with our past practice.

Each equity award granted under the LTIP typically vests over four years from the grant date. Prior to the exercise of a vested stock option or the vesting of a restricted stock unit, the holder of the stock option or restricted stock unit has no rights as a stockholder with respect to the shares subject to such awards. With limited exceptions, vesting ceases upon termination of employment.

The exercise price for a stock option awarded under the LTIP is equal to the closing price of Spansion’s Class A Common Stock, as quoted on The NASDAQ Stock Market, on the date the award is granted. Spansion has never granted a stock option with an exercise price that is less than the closing price of its Common Stock on the grant date, nor has it ever granted a stock option priced on a date other than the grant date.

The annual equity awards granted to our Named Executive Officers for fiscal 2008 consisted of a combination of stock option and restricted stock unit awards that ranged, in the aggregate, from 84,000 shares to 308,000 shares. Using a three-year average stock price, these awards were competitive relative to those of the 50th percentile of the Compensation Peer Group. All of our Named Executive Officers were eligible for and received, in April 2008, an annual equity award for fiscal 2008. Due to Spansion’s low stock price, the current in-the-money position for equity awards is significantly less than the market and the FAS123R expense on our financial statements. The in-the-money position is shown below:

In-the-Money for all equity awards including vested unexercised options and all unvested awards as of 12/28/08
Bertrand F. Cambou	$32,816
Dario Sacomani	$14,685
James E. Doran	$11,389
Thomas T. Eby	$13,303
Ahmed Nawaz	$13,558

On May 5, 2009, The NASDAQ Stock Market informed us that trading of shares of our common stock has been suspended effective at the open of business on Thursday, May 7, 2009. We expect NASDAQ to file an application on Form 25-NSE with the Securities and Exchange Commission to effect the delisting of our common stock.

If Spansion decides to grant awards, and is authorized to do so by the U.S. Bankruptcy Court, our executive officers are eligible for annual equity awards in fiscal 2009, subject to the approval of the Committee. The awards for fiscal 2008 for each of our Named Executive Officers are shown in the Grants of Plan-Based Awards for Fiscal 2008 table on page 165.

Agreements with Executive Officers

Bertrand F. Cambou. On January 30, 2009, Dr. Bertrand Cambou resigned as our President and Chief Executive Officer and as a member of our Board of Directors, effective as of February 2, 2009. On February 4, 2009, we entered into a Separation Agreement and Release with Dr. Cambou, pursuant to which Dr. Cambou received a severance package that includes a lump-sum payment equal to one year of Dr. Cambou’s base salary of $751,274.94, plus we reimbursed out-of-pocket expenses incurred by Dr. Cambou in connection with the preparation of his 2008 tax returns. Under a separate Consulting Agreement, Dr. Cambou has agreed to provide transition services to us on a consultant basis for a four month period or less, at a monthly rate equal to 50 percent of his monthly base salary. Pursuant to the Separation Agreement and Release, Dr. Cambou released any and all claims against us and his rights under the change of control and severance agreement we entered into with him were terminated.

John H. Kispert. On February 2, 2009, the Board appointed Mr. Kispert as our President and Chief Executive Officer. In addition, the Board appointed Mr. Kispert to serve as a Class III member of the Board of Directors (as a Class A director). On February 12, 2009, we entered into an employment offer letter (the “Offer Letter”) with Mr. Kispert, pursuant to which he is entitled to compensation of $75,000 per month. We paid Mr. Kispert a nonrefundable advance of four months salary. In addition, Mr. Kispert is entitled to a bonus of $1.75 million upon the first to occur of either of the following transactions (each a “Transaction”):

•

A merger or consolidation of Spansion with any other corporation which constitutes a change in ownership of the securities of Spansion representing more than fifty percent (50%) of the total voting power represented by Spansion’s then outstanding securities, other than a merger or consolidation which would result in holders of our pre-transaction debts generally holding at least fifty percent (50%) of the total voting power represented by the voting securities of Spansion or such surviving entity outstanding immediately after such merger or consolidation; or

•

The sale, lease or other disposition by Spansion of all or substantially all of our assets, which occurs on the date that any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from us that have a total gross fair market value equal to or more than eighty-five percent (85%) of the total fair market value of all of our assets immediately prior to such acquisition or acquisitions;

provided, however, that the payment of such bonus is subject to certain additional conditions as set forth in the Offer Letter.

Mr. Kispert also (i) receives comprehensive benefits, including medical, dental, life and disability coverage; and (ii) may participate in our 401(k) retirement savings plan and executive deferred compensation plan as long as such plans remain generally available to Spansion.

Dario Sacomani. On April 10, 2009, we entered into a Personal Leave Agreement and Release with Mr. Sacomani (the “Leave Agreement”). Under the terms of the Leave Agreement, Mr. Sacomani resigned as Executive Vice President and Chief Financial Officer of Spansion, effective immediately, but remains a part-time employee for a transition period of up to nine months. Mr. Sacomani also agreed to provide transition services during his leave. Mr. Sacomani continues to receive his current base salary and health insurance benefits through the transition period, as well as up to $7,500 in relocation expenses. Mr. Sacomani’s rights under the change of control and severance agreement we entered into with him were terminated upon his execution of the Leave Agreement.

Robert C. Melendres. On April 7, 2009, we entered into a Separation and Release Agreement with Mr. Melendres (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Melendres, who resigned as Executive Vice President, Corporate Development, Chief Legal Officer and Corporate Secretary, effective April 6, 2009, received a severance package that includes a lump-sum payment equal to six months of Mr. Melendres’ base salary, less applicable withholding. Mr. Melendres also received health insurance benefits through April 30, 2009. Pursuant to the Separation Agreement, Mr. Melendres released any and all claims against us and his rights under the change of control and severance agreement we entered into with him were terminated.

Change of Control Agreements

The Committee recognizes that from time to time Spansion may consider potential transactions that could result in a change of control of the ownership and management of Spansion. Therefore, the Committee determined that it is in the best interests of Spansion and its stockholders to provide our key executive officers with an incentive in the form of certain benefits to maintain their focus and dedication to Spansion notwithstanding a possible transaction that could result in a change of control. In 2007, the Committee consulted with Hewitt Associates regarding the type and level of benefits that similarly situated companies, including those in the Compensation Peer Group, provide for their key employees. Hewitt advised the Committee based on pertinent market data, including Institutional Shareholder Services’ (currently known as RiskMetrics Group) recommendations. Based largely on Hewitt’s advice, the Committee approved a form of change of control severance agreement (the “Agreement”) that would provide an incentive to executive officers for their continued service up to and after a change of control.

Under the terms of the Agreement, the executive officer would receive, subject to certain conditions, the following benefits in the event of a change of control and termination of employment:

•	A lump sum separation payment;

•	Acceleration of unvested equity;

•	Reimbursement for premium payments for medical and dental COBRA continuation coverage for a limited time; and

•	In certain cases, tax-related benefits.

We have entered into an Agreement with each of our Named Executive Officers. The benefits available to each Named Executive Officer under their respective Agreements are the same with the exception of the base salary portion of the lump sum separation payment and tax-related benefit. The base salary portion of the lump sum separation payment for each of Messrs. Eby and Nawaz, and formerly Messrs. Doran and Sacomani, is two times the aggregate of (i) his base salary and (ii) his target bonus opportunity under the STIP, whereas the base salary portion of the lump sum separation payment for Dr. Cambou was equal to three times the aggregate of (i) his base salary and (ii) his target bonus opportunity under the STIP. The disparity in the payout level between Dr. Cambou and the other Named Executive Officers was attributable to Dr. Cambou’s role as Chief Executive Officer and the particular importance of his continued dedication to Spansion at a time when Spansion could be considering a transaction that results in a change of control. In addition, the Agreements for Dr. Cambou and Messrs. Doran, Eby and Sacomani, which expire in November 2009, provided for reimbursement of any 280G excise tax they may be subject to as a result of benefits they receive under their respective Agreements (lump sum payments between one percent and fifteen percent above the 280G limits are reduced such that no excise tax applies). Our new form of change of control severance agreement does not provide for the reimbursement for excise tax. We have entered into this new form of change of control severance agreement with Mr. Nawaz. Additional details regarding our change of control severance agreements are set forth in the discussion under “Termination in Connection With a Change of Control” on page 169 and the tables that follow the discussion. The terms of our change of control severance agreements may be amended or nullified, completely or in part, as a result of our Creditor Protection Proceedings.

Benefits and Perquisites

Retirement Savings Plan. The Spansion Retirement Savings Plan (the “401(k) Plan”) is a tax-qualified 401(k) plan to which all U.S. employees may contribute on a before-tax basis up to the lesser of 89 percent of eligible pay or the contribution limit prescribed by the Internal Revenue Code. Spansion contributes to each employee’s 401(k) account $0.50 on each $1 of pay deferred by employees under the 401(k) Plan. Spansion’s contributions are capped at three percent of the employee’s pay. All contributions to the 401(k) Plan, including Spansion’s matching contributions, are fully vested at the time the contribution is made. In February 2009, the Company determined that it was in the best interest of the shareholders to suspend the Spansion matching contribution to each employee’s 401(k) account.

Executive Deferred Compensation Program. Our U.S. executive officers, as well as our other U.S. executives, are eligible to participate in the Spansion Executive Deferred Compensation (“EDC”) Plan, which we put in place to mitigate the impact of our executive officers and other highly compensated employees being unable to make the maximum contribution permitted under the 401(k) plan due to certain limitations imposed by the Internal Revenue Code. For a detailed description of the EDC Plan, please refer to the discussion in the “Nonqualified Deferred Compensation for Fiscal 2008” section, below.” Currently, none of our executive officers participates in the EDC Plan.

Life and Long-Term Disability Insurance. We provide our U.S. executive officers with life insurance such that the executive officer’s beneficiary will receive a death benefit of up to three times the executive’s annual salary, to a maximum of $3 million. In addition, our executive officers are eligible to participate in our Executive Long-Term Disability Plan, which pays up to $20,000 a month if an executive is unable to work due to a disability.

Other Health and Welfare Benefits, Perquisites and Termination Provisions. Spansion offers health and welfare benefits, in accordance with applicable local regulations and competitive practice, to employees in all of the countries in which we operate. During fiscal 2008, our executive officers were eligible to participate in those plans offered in their respective work locations. We also provide our executive officers with a monthly automobile allowance and company-paid financial counseling benefits. The automobile allowance and financial counseling benefits were canceled in February 2009, following a review of competitive practices and affordability. No adjustments to salary were made as a result of the elimination of these plans. We may offer relocation benefits to employees when their job requires relocation. In the event that an executive officer voluntarily terminates his or her employment, additional benefits may be provided based on the circumstances of the termination as discussed on page 168 under Potential Payments upon Termination, a Change of Control or Other Event. Terminating executive officers may be required to repay to Spansion a portion of any relocation benefits, sign-on bonus or retention bonus, depending on the terms of their agreement with Spansion.

Tax and Accounting Implications

$1 Million Deduction Limit. Section 162(m) of the Internal Revenue Code generally limits a tax deduction to public corporations for certain executive compensation in excess of $1 million per fiscal year. Certain types of compensation are deductible only if performance criteria are approved by stockholders. The Committee will endeavor to structure compensation plans to achieve maximum deductibility under Section 162(m) with minimal sacrifices in flexibility and corporate objectives. While the Committee will consider deductibility under Section 162(m) with respect to future compensation arrangements with executive officers, deductibility will not be the sole factor used in ascertaining appropriate levels or modes of compensation. Since corporate objectives may not always be consistent with the requirements for full deductibility, certain compensation paid by Spansion in the future may not be fully deductible under Section 162(m). For 2008, all elements of compensation paid to the Named Executive Officers were fully deductible by Spansion.

Accounting for Equity-Based Compensation . Beginning on December 26, 2005, Spansion began accounting for equity-based awards in accordance with the requirements of FASB Statement 123(R) “Share-Based Payment.”

Impact of Section 409A . To avoid adverse 409A impact, Spansion does not grant stock options to U.S. employees with an exercise price less than the fair market value of the Company’s Class A Common Stock on the date of grant.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Gilles Delfassy, Chair Donald L. Lucas
John M. Stich

Fiscal 2008 Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the Named Executive Officers for the fiscal year ended December 28, 2008. No defined benefit pension plan was offered to the Named Executive Officers in fiscal 2008, and none of the Named Executive Officers elected to defer compensation under our EDC Plan in fiscal 2008.

Spansion entered into an employment agreement with Mr. John H. Kispert when he joined Spansion as Chief Executive Officer in February 2009; see “Compensation Discussion and Analysis” above. All other employees, including the Named Executive Officers, agree to their employment-related compensation and benefits by executing our employment offer letter, which, in the case of Named Executive Officers, are filed with the Securities and Exchange Commission.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)		Total ($)
Bertrand F. Cambou(5)	2008	708,345	—		579,370	657,665	—	37,680		1,983,060
Former President and Chief Executive Officer	2007	703,038	—		477,435	539,066	125,000	39,447		1,883,986
	2006	692,787	—		573,961	359,421	—	42,108		1,668,277

Dario Sacomani(6)	2008	425,873	—		101,795	372,752	—	98,219	(8)	998,639
Former Executive Vice President and Chief Financial Officer	2007	395,769	—		54,183	321,852	60,000	143,016		974,820
	2006	315,865	187,500	(7)	—	235,698	—	80,516		819,579

James E. Doran(9)	2008	448,408	—		267,948	325,543	—	32,831		1,074,730
Former Executive Vice President and Chief Operating Officer	2007	448,538	—		230,592	281,310	80,000	32,629		1,073,069
	2006	427,345	—		286,990	199,679	—	38,387		952,401

Thomas T. Eby	2008	423,533	—		232,161	323,201	—	34,792		1,013,687
Executive Vice President, Consumer, Set-Top Box and Industrial Division	2007	404,368	—		190,971	275,021	40,000	50,172		960,532
	2006	388,186	—		229,578	199,679	—	37,933		855,376

Ahmed Nawaz	2008	437,391	—		160,777	240,441	—	39,013	(11)	877,622
Executive Vice President, Wireless Solutions Division	2007	425,000	—		116,608	190,410	40,000	236,559		1,008,577
	2006	49,038	400,000	(10)	4,908	9,327	—	12,834		476,107

(1)	The amounts shown in the Salary column reflect 53 weeks of salary in fiscal 2006, 52 weeks of salary in fiscal 2007, and 52 weeks of salary in fiscal 2008 for the Named Executive Officers who were employed by Spansion for the full fiscal years. All Named Executive Officers were employed for the full years except for Mr. Sacomani, whose employment commenced on February 28, 2006, and Mr. Nawaz, whose employment commenced on November 20, 2006.
(2)	The amounts shown in the Stock Awards column reflect the recognized compensation expense for stock awards, excluding the impact of service-based forfeitures for financial statement reporting purposes for the fiscal years ended December 31, 2006, December 30, 2007, and December 28, 2008. The amounts also reflect the grant date fair value of each restricted stock unit award computed in accordance with FAS 123(R). The assumption used in valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that will be recognized by the Named Executive Officers. The value of all unvested awards as of December 28, 2008 for Dr. Cambou and Messrs. Sacomani, Doran, Eby and Nawaz was $32,816, $14,685, $11,389, $13,303, and $13,558, respectively.

(3)	The amounts shown in the Option Awards column reflect the recognized compensation cost for option awards, excluding the impact of service-based forfeitures for financial statement reporting purposes for the fiscal years ended December 31, 2006, December 30, 2007, and December 28, 2008 Black-Scholes-Merton assumptions used in the calculation of these amounts are disclosed in Note 7 of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that will be recognized by the Named Executive Officers, which was $0 for each of the above Named Executive Officers as of December 28, 2008.
(4)	The amounts shown in the All Other Compensation column reflect the following compensation for each Named Executive Officer, although only values exceeding ten percent of the total amount of perquisites and personal benefits are specified in these footnotes:

•	Matching 401(K) contributions in fiscal 2008 for each of Dr. Cambou and Messrs. Sacomani, Doran and Eby of $6,900,

•	Life insurance premium: The value in fiscal 2006 for Messrs. Doran and Eby was $6,625 and $6,872, respectively.

•	Car allowance (based on 52 weeks in fiscal 2008) for each of Dr. Cambou and Messrs. Sacomani, Doran, Eby and Nawaz of $24,000.

•	Financial planning services: Dr. Cambou received a reimbursement in the amount of $6,000 in fiscal 2008. Mr. Nawaz received a reimbursement in the amount of $5,300 in fiscal 2008.

(5)	Dr. Cambou resigned on January 30, 2009, effective February 2, 2009. Dr. Cambou has agreed to provide transition services to us as a consultant for a four month period.
(6)	Mr. Sacomani resigned his position on April 10, 2009. He is currently a part-time employee for a transition period of up to nine months.
(7)	The amount reflects a bonus paid as part of Mr. Sacomani’s employment arrangement.
(8)	In addition to the note in footnote 4 above, the amount reflects temporary housing living expense paid by Spansion to Mr. Sacomani in the amount of $66,538 in fiscal 2008.
(9)	Mr. Doran resigned on January 29, 2009, effective February 13, 2009, to accept a senior level position at another company.
(10)	The amount reflects a bonus paid as part of Mr. Nawaz’s employment arrangement.
(11)	In addition to the items noted in footnote 4 above, the amount reflects relocation benefits paid by Spansion to Mr. Nawaz in the amount of $2,033 in fiscal 2008.

Grants of Plan-Based Awards for Fiscal 2008

The table below summarizes all grants of plan-based awards to all Named Executive Officers during fiscal 2008, which ended on December 28, 2008. The stock option awards and the unvested portion of the stock awards identified in the table below are also reported in the Outstanding Equity Awards at Fiscal 2008 Year-End Table on page 166.

Name	Grant Date		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units(2) (#)	All Other Option Awards: Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
			Threshold ($)	Target ($)	Maximum ($)
Bertrand F. Cambou	—			939,094	1,878,188
	4/28/2008	(5)	—	—	—	—	220,000	3.02	292,248
	4/28/2008	(6)	—	—	—	88,000	—	00.00	265,760

Dario Sacomani	—			311,850	623,700
	4/28/2008	(5)	—	—	—	—	120,000	3.02	159,408
	4/28/2008	(6)	—	—	—	48,000	—	00.00	144,960

James E. Doran	—			321,300	642,600
	4/28/2008	(5)	—	—	—	—	60,000	3.02	79,704
	4/28/2008	(6)	—	—	—	24,000	—	00.00	72,480

Thomas T. Eby	—			308,240	616,480
	4/28/2008	(5)	—	—	—	—	90,000	3.02	119,556
	4/28/2008	(6)	—	—	—	36,000	—	00.00	108,720

Ahmed Nawaz	—			318,325	636,650
	4/28/2008	(5)	—	—	—	—	90,000	3.02	119,556
	4/28/2008	(6)	—	—	—	36,000	—	00.00	108,720

(1)	Reflect the target and maximum target bonus amounts for fiscal 2008 performance under the short-term performance-based incentive compensation plan, as described in “Compensation Discussion and Analysis—Short-Term Performance-Based Incentive Compensation.” There were no bonus payouts for fiscal 2008 as reflected in the “Non-Equity Incentive Plan Compensation” column of the Fiscal 2008 Summary Compensation Table.
(2)	All restricted stock units granted to Named Executive Officers vest 25 percent on the anniversary of the grant date and the remainder vests in equal installments quarterly over the remaining 36 months.
(3)	All stock options granted to Named Executive Officers vest 25 percent on the anniversary of the grant date and the remainder vests in equal installments quarterly over the remaining 36 months.
(4)	Reflects the grant date fair value of each stock option and restricted stock unit award computed in accordance with FAS 123(R). The assumption used in valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that will be recognized by the Named Executive Officers.
(5)	Represents an annual stock option award granted on April 28, 2008 under the 2007 Equity Incentive Plan.
(6)	Represents an annual restricted stock unit award granted on April 28, 2008 under the 2007 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal 2008 Year-End

The table below summarizes the outstanding Spansion equity awards held and exercisable by Named Executive Officers at the end of fiscal 2008. Spansion does not offer an equity incentive plan, as defined under Item 402(a)(6)(iii) of Regulation S-K.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Name	Exercisable	Unexercisable
Bertrand F. Cambou	154,687	70,313	(3)	12.00	12/15/2012	14,288	(4)	3,143
	70,312	117,188	(5)	10.41	04/20/2014	46,876	(7)	10,313
	—	220,000	(12)	3.02	04/28/2015	88,000	(13)	19,360

Dario Sacomani	85,937	39,063	(5)	14.74	03/03/2013	—		—
	28,125	46,875	(6)	10.41	04/20/2014	18,750	(7)	4,125
	—	120,000	(12)	3.02	04/28/2015	48,000	(13)	10,560

James E. Doran	85,937	39,063	(3)	12.00	12/15/2012	7,144	(4)	1,572
	30,937	51,563	(6)	10.41	04/20/2014	20,626	(7)	4,538
	—	60,000	(12)	3.02	04/28/2015	24,000	(13)	5,280

Thomas T. Eby	85,937	39,063	(3)	12.00	12/15/2012	5,716	(4)	1,258
	28,125	46,875	(6)	10.41	04/20/2014	18,750	(7)	4,125
	—	90,000	(12)	3.02	04/28/2015	36,000	(13)	7,920

Ahmed Nawaz	37,500	37,500	(8)	14.93	12/07/2013	10,000	(9)	2,200
	11,250	18,750	(6)	10.41	04/20/2014	7,500	(7)	1,650
	12,187	20,313	(10)	11.53	06/13/2014	8,125	(11)	1,788
	—	90,000	(12)	3.02	04/28/2015	36,000	(13)	7,920

(1)	Each restricted stock unit represents a contingent right to receive one share of Spansion Class A Common Stock. There is no exercise price.
(2)	Based on closing price of $0.22 of Spansion Class A Common Stock on December 26, 2008.
(3)	The stock option was granted on December 15, 2005 and vests over a four-year period with 25 percent of the shares vesting on January 28, 2007, and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning April 28, 2007.
(4)	The restricted stock unit award was granted on December 15, 2005 and vests over a four-year period, with 25 percent of the shares vesting on April 28, 2006, and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning July 28, 2006.
(5)	The stock option was granted on March 3, 2006 and vests over a four-year period, with 25 percent of the shares vesting on January 28, 2007, and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning April 28, 2007.
(6)	The stock option was granted on April 20, 2007 and vests over a four-year period, with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning July 20, 2007.
(7)	The restricted stock unit award was granted on April 20, 2007 and vest over a four-year period, with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning July 20, 2007.
(8)	The stock option was granted on December 7, 2006 and vests over a four-year period, with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning December 7, 2007.

(9)	The restricted stock unit award was granted on December 7, 2006 and vests over a four-year period with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning December 7, 2007.
(10)	The stock option was granted on June 13, 2007 and vests over a four-year period, with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning September 13, 2008.
(11)	The restricted stock unit award was granted on June 13, 2007 and vests over a four-year period with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning September 13, 2008.
(12)	The stock option was granted on April 28, 2008 and vests over a four-year period, with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning April 28, 2009.
(13)	The restricted stock unit award was granted on April 28, 2008 and vests over a four-year period with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning April 28, 2009.

Although certain Named Executive Officers held Advanced Micro Devices, Inc.’s (AMD) stock options that were granted to them by AMD prior to our initial public offering in December 2005, those stock options expired in November 2008.

Option Exercises and Stock Vested for Fiscal 2008

The table below summarizes the Spansion restricted stock units vested by Named Executive Officers during fiscal 2008. There were no Spansion or AMD stock option exercises by Named Executive Officers during fiscal 2008.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Bertrand F. Cambou	56,700	138,747
Dario Sacomani	11,250	29,981
James E. Doran	26,662	64,875
Thomas T. Eby	22,680	55,498
Ahmed Nawaz	14,375	32,978

(1)	The value realized equals the fair market value of Spansion Class A Common Stock on the vesting date, as measured by the closing price on that date, multiplied by the number of shares that vested.

Pension Benefits for Fiscal 2008

We provide a defined benefit plan for certain employees of our subsidiary in Japan. We do not provide a defined benefit plan for any of our other employees. Therefore, none of our Named Executive Officers are entitled to receive any benefits from a defined benefit plan.

Nonqualified Deferred Compensation for Fiscal 2008

Our executive officers, and our other U.S. executives, are eligible to participate in the Spansion Executive Deferred Compensation Plan (the “EDC Plan”) previously referred to as Executive Investment Account Plan. Participants in the EDC Plan may defer up to 50 percent of base salary and up to 100 percent of bonus payments under the Short-Term Performance-Based Incentive Compensation Plan or Sales Incentive Plan. Spansion matches up to three percent of pay ($0.50 on each $1.00 of pay deferred under the EDC Plan) on the executive’s base salary in excess of the applicable compensation limit set by the Internal Revenue Code. Currently, none of our executive officers participate in the EDC Plan.

Potential Payments upon Termination, a Change of Control or Other Event

Following is a general discussion of the compensation available to our Named Executive Officers in the event an executive’s employment terminates. The actual payments can be determined only at the time of the executive’s separation from Spansion. For purposes of illustration, however, tables below reflect the compensation Spansion would have provided to the Named Executive Officers had their employments terminated effective December 28, 2008.

Termination for Any Reason

When employment terminates for any reason, each Named Executive Officer is entitled to receive compensation earned during the time the executive was employed. Such compensation includes:

•	Compensation earned during the fiscal year;

•	Vested equity awards issued under any Spansion equity plan pursuant to the applicable terms and conditions of each award;

•	Amounts deferred under the EDC Plan;

•	Benefits accrued under Spansion’s Retirement Savings Plan; and

•	Accrued unused vacation pay.

Retirement

If employment termination is due to retirement (which is achieved when an employee has reached 60 years of age and has provided 15 years of service to Spansion), in addition to compensation listed above under “Termination for Any Reason,” each Named Executive Officer receives all or a pro rata portion of the payment he or she would otherwise have been entitled to receive under Spansion’s Short-Term Performance-Based Incentive Compensation Plan (“STIP”) so long as the Named Executive Officer was an active participant in the STIP for at least six months of the plan year.

Termination Due to Death

In the event employment termination is due to death, in addition to compensation listed above under “Termination for Any Reason,” each Named Executive Officer’s beneficiary receives all or a pro-rata portion of the payment he or she would otherwise have been entitled to receive under the STIP, as long as the Named Executive Officer was an active participant in the STIP for at least six months of the plan year, and life insurance benefits, and if eligible, a survivor income benefit. In addition, if the executive has at least 15 years of service, all equity awards that would have vested any time during the calendar year in which the death occurred are accelerated to vest on the executive’s employment termination date. Some awards also require the executive to be at least 50 years of age.

Termination Due to Disability

In the event employment termination is due to a disability, in addition to compensation listed above under “Termination for Any Reason,” each Named Executive Officer is eligible to receive benefits under the Spansion disability plans in which he or she participated at the time of the termination; and if the executive has at least 15 years of service, all equity awards that would have vested any time during the calendar year in which the disability occurred are accelerated to vest on the executive’s employment termination date. Some awards also require the executive to be at least 50 years of age.

Involuntary Termination in Connection with a Reduction in Force

In the event employment termination is involuntary due to a reduction in force, in addition to any compensation due under “Termination for Any Reason” and “Retirement” listed above, each Named Executive Officer receives, but only in return for executing a general release agreement: a lump sum payment based on length of service (the “Severance Pay Period”), payment for four months of medical COBRA continuation coverage, use of Spansion’s employee assistance program for a period of time, eight weeks base salary, any STIP award not yet paid following the close of a plan year, and, at Spansion’s discretion, additional compensation to be determined by Spansion for any sabbatical the executive had earned but not taken prior to the termination date. Additionally, vesting for Spansion equity awards held by the executive that would regularly vest during the Severance Pay Period is accelerated to vest on the executive’s employment termination date.

Spansion’s severance benefits were modified in February 2009 to include a subsidy for four months of COBRA medical continuation coverage and use of Spansion’s employee assistance plan for four months.

Termination in Connection With a Change of Control

In fiscal 2005, we entered into a Change of Control Severance Agreement (the “Initial COC Agreement”) with each of our then-current executive officers, including Dr. Cambou and Messrs. Doran, Eby, and Sacomani, four of our current Named Executive Officers. In September 2007, the Board of Directors, upon the recommendation of the Compensation Committee, approved an amended and restated form of the Initial COC Agreement (the “Amended COC Agreement”). The Amended COC Agreement incorporates deadlines for change of control payments in compliance with the regulations implementing section 409A of the Internal Revenue Code and is otherwise substantially similar to the Initial COC Agreement. Under the Amended COC Agreements, if within 24 months following a change of control (as described below), an executive officer’s employment was terminated by Spansion or its successor other than for Cause (as defined in the Amended COC Agreement) or by reason of death or disability, or if the executive officer terminated employment for Good Reason (as defined in the Amended COC Agreement), in addition to the compensation listed above under the heading “Termination of Employment for Any Reason,” the following would have occurred:

•

The executive officer would have received a lump sum payment consisting of a pro rata portion of the executive officer’s actual bonus payment, if any, under the STIP, plus two times (three times in the case of the Chief Executive Officer) the aggregate of (i) the executive’s then current base salary and (ii) the executive’s target bonus opportunity under the STIP;

•	Acceleration of all unvested equity granted to the executive officer under any Spansion equity incentive plan and held by the executive officer at the effective termination date;

•

Payment of premiums incurred by the executive officer for medical and dental COBRA continuation coverage as of the effective termination date, and ending the earlier of 18 months from that termination date or the date the executive officer begins receiving comparable medical and dental benefits through other employment; and

•

Upon a change of control, an executive may be subject to certain excise taxes pursuant to Section 4999 of the Internal Revenue Code, as amended (the “IRC”). Should change of control payments have exceeded 15 percent of the qualified 280G limit under Section 4999, the executive would have been reimbursed such that the after-tax benefit would have been the same as if no excise tax had been applied. Otherwise, calculated change-of-control payments in excess of the 280G limit would have been reduced such that the executive officer would not have been subject to any excise tax.

Generally, under the Amended COC Agreements, a change of control is conclusively presumed to have occurred on:

•

The acquisition by any person, other than by us, of beneficial ownership of more than 33 percent of either our then-outstanding membership interests or shares of our common stock, or the combined voting power of our then-outstanding voting securities entitled to vote generally in the election of directors;

•

A change of the majority of our board of directors as of a determination date (the “incumbent board”), provided, however, that any individual becoming a new board director subsequent to the determination date whose election or nomination for election by our security holders was approved by a vote of at least two-thirds of the members comprising the incumbent board shall be considered as though such individual were a member of the incumbent board;

•

The consummation of a reorganization, merger, statutory share exchange or consolidation or similar transaction, a sale or other disposition of all or substantially all of our assets, or an acquisition of assets or stock of another entity, whereby the individuals and entities that were the beneficial owners of our then-outstanding common stock and other then-outstanding voting securities cease to own more than 50 percent of the then-outstanding equity interests and the combined voting power of our then-outstanding voting securities entitled to vote generally in the election of directors; or

•	The approval by our stockholders of a complete liquidation or dissolution other than in the context of a transaction that does not constitute a change of control as described above.

In September 2007, the Committee approved a new form of change of control severance agreement (the “Current COC Agreement”) for use going forward for all new eligible executive officers. The Current COC Agreement is substantially similar to the Amended COC Agreement, except that the Current COC Agreement:

•	Does not contain the provision allowing for a tax gross-up in connection with change of control payments that exceeded 15 percent of the qualified 280G limit under Section 4999 of the IRC;

•	Includes an “alternative cap” provision allowing for the highest after-tax benefit without additional cost to Spansion; and

•	Includes deadlines for change of control payments in accordance with the regulations implementing section 409A of the IRC.

In October 2007, we entered into a Current COC Agreement with Mr. Ahmed Nawaz. On November 26, 2007, we notified each of the executive officers with whom we entered into an Amended COC Agreement that we intend to cancel their respective Amended COC Agreements on or about November 27, 2009. When the Amended COC Agreements terminate, we expect to enter into a Current COC Agreement, or such other form of change of control agreement that the Board of Directors deems appropriate, with each executive officer who is eligible for such agreement at that time.

The forms of Initial COC Agreement, Amended COC Agreement and Current COC Agreement have been filed with the Securities and Exchange Commission. The terms of our change of control severance agreements may be amended or nullified, completely or in part, as a result of our Creditor Protection Proceedings.

The following tables show the potential payments that would have been made to each of the Named Executive Officers if their respective employment with us had terminated as of December 28, 2008, other than for Mr. Doran, who received no severance. None of the eligible Named Executive Officers would have exceeded the 280G limit by more than 15 percent, thus no tax gross-ups would have been provided. For the actual amounts paid to Dr. Cambou on the termination of his employment, please see the summary of his severance agreement on page 159.

Bertrand F. Cambou

Executive Benefits and Payments Upon Termination as of December 26, 2008	Voluntary Termination	Normal Retirement (60 years and 15 years Service)		Involuntary Not for Cause Termination (Reduction in Force)		For Cause Termination	Involuntary or for Good Reason Following Change of Control Within 24 Months		Death		Disability
Compensation:
Base Salary	—	—		$161,813	(1)	—	$1,803,060	(2)	—		—
Short-term Incentive	—	—	(3)	$—	(4)	—	$2,253,825	(5)	—	(4)	—

Long-term Incentive
Stock Options—Unvested and Accelerated	—	—		—	(6)	—	—	(6)	—		—
Restricted Stock Units—Unvested and Accelerated	—	—		$2,603	(6)	—	$32,816	(6)	—		—
Subtotal:	—	—		$164,416		—	$4,089,701		—		—

Benefits and Perquisites:
Post-Employment Health Insurance (COBRA)	—	—		$4,781		—	24,036		—		—
Life Insurance Proceeds	—	—		—		—	—		$1,000,000		—
Survivor Income Benefit	—	—		—		—	—		$4,000		—
Accrued Vacation Pay	$36,734	$36,734		$36,734		$36,734	$36,734		$36,734		$36,734
Sabbatical	—	—		$23,116		—	—		—		—
Excise Tax Gross-up	—	—		—		—	—		—		—
Subtotal:	$36,734	$36,734		$64,631		$36,734	$60,770		$1,040,734		$36,734

Vested Benefits:
Stock Awards	—	—		—	(6)	—	—	(6)	—	(6)	—	(6)
Retirement Savings Plan	$548,238	$548,238		$548,238		$548,238	$548,238		$548,238		$548,238
Subtotal:	$548,238	$548,238		$548,238		$548,238	$548,238		$548,238		$548,238
TOTAL	$584,972	$584,972		$777,285		$584,972	$4,698,709		$1,588,972		$584,972

(1)	Dr. Cambou was eligible to receive 14 weeks of severance pay upon an involuntary, not for cause, termination.
(2)	Dr. Cambou was eligible to receive three times his annual base salary of $601,020 upon termination as described under “Termination in Connection with a Change of Control” above.
(3)	Ineligible due to age and years of service requirements and no bonus payout in 2008.
(4)	No bonus payout in 2008.
(5)	Dr. Cambou was eligible to receive three times his annual target bonus of $751,275 upon termination in the event of a change of control as described under “Termination in Connection with a Change of Control” above.
(6)	Stock value is calculated based on the fair market value of $0.22 on December 26, 2008, which was the last business day of fiscal 2008.

Dario Sacomani

Executive Benefits and Payments Upon Termination as of December 26, 2008	Voluntary Termination	Normal Retirement (60 years and 15 years Service)		Involuntary Not for Cause Termination (Reduction in Force)		For Cause Termination	Involuntary or for Good Reason Following Change of Control Within 24 Months		Death		Disability
Compensation:
Base Salary	—	—		$77,106	(1)	—	$801,900	(2)	—		—
Short-term Incentive	—	—	(3)	$—	(4)	—	$561,330	(5)	—	(4)	—

Long-term Incentive
Stock Options—Unvested and Accelerated	—	—		—	(6)	—	—	(6)	—		—
Restricted Stock Units—Unvested and Accelerated	—	—		$413	(6)	—	$14,685	(6)	—		—
Bonus Repayment	—	—		—		—	—		—		—
Subtotal:	—	—		$77,519		—	$1,377,915		—		—

Benefits and Perquisites:
Post-Employment Health Insurance (COBRA)	—	—		$4,781		—	$24,036		—		—
Life Insurance Proceeds	—	—		—		—	—		$1,000,000		—
Survivor Income Benefit	—	—		—		—	—		$4,000		—
Accrued Vacation Pay	$21,788	$21,788		$21,788		$21,788	$21,788		$21,788		$21,788
Excise Tax Gross-Up	—	—		—		—	—		—		—
Subtotal:	$21,788	$21,788		$26,569		$21,788	$45,824		$1,025,788		$21,788
Vested Benefits:
Stock Awards	—	—		—	(6)	—	—	(6)	—		—
Retirement Savings Plan	$57,211	$57,211		$57,211		$57,211	$57,211		$57,211		$57,211
Subtotal:	$57,211	$57,211		$57,211		$57,211	$57,211		$57,211		$57,211
TOTAL	$78,999	$78,999		$161,299		$78,999	$1,480,950		$1,082,999		$78,999

(1)	Mr. Sacomani was eligible to receive ten weeks of severance pay upon an involuntary, not for cause, termination.
(2)	Mr. Sacomani was eligible to receive two times his annual base salary of $400,950 upon termination as described under “Termination in Connection with a Change of Control” above.
(3)	Ineligible due to age and years of service requirements and no bonus payout in 2008.
(4)	No bonus payout in 2008.
(5)	Mr. Sacomani was eligible to receive two times his annual target bonus of $280,665 upon termination in the event of a change of control as described under “Termination in Connection with a Change of Control” above.
(6)	Stock value is calculated based on the fair market value $0.22 on December 26, 2008, which was the last business day of fiscal 2008.

Thomas T. Eby

Executive Benefits and Payments Upon Termination as of December 26, 2008	Voluntary Termination	Normal Retirement (60 years and 15 years Service)		Involuntary Not for Cause Termination (Reduction in Force)		For Cause Termination	Involuntary or for Good Reason Following Change of Control Within 24 Months		Death		Disability
Compensation:
Base Salary	—	—		$362,013	(1)	—	$792,618	(2)	—		—
Short-term Incentive	—	—	(3)	$—	(4)	—	$554,833	(5)	$—	(4)	—
Long-term Incentive
Stock Options—Unvested and Accelerated	—	—		—	(6)	—	—	(6)	—		—
Restricted Stock Units—Unvested and Accelerated	—	—		$2,603	(6)	—	$32,816	(6)	—		—
Subtotal:	—	—		$364,616		—	$1,380,267		$—		—
Benefits and Perquisites:
Post-Employment Health Insurance (COBRA)	—	—		$4,781		—	$24,036		—		—
Life Insurance Proceeds	—	—		—		—	—		$1,189,000		—
Survivor Income Benefit	—	—		—		—	—		$4,000		—
Accrued Vacation Pay	$33,682	$33,682		$33,682		$33,682	$33,682		$33,682		$33,682
Sabbatical	—	—		$60,971		—	—		—		—
Excise Tax Gross-Up	—	—		—		—	—		—		—
Subtotal:	$33,682	$33,682		$99,434		$33,682	$57,718		$1,226,682		$33,682
Vested Benefits:
Stock Awards	—	—		—	(6)	—	—	(6)	—		—
Retirement Savings Plan	$553,952	$553,952		$553,952		$553,952	$553,952		$553,952		$553,952
Subtotal:	$553,952	$553,952		$553,952		$553,952	$553,952		$553,952		$553,952
TOTAL	$587,634	$587,634		$1,018,002		$587,634	$1,991,937		$1,780,634		$587,634

(1)	Mr. Eby is eligible to receive 47.5 weeks of severance pay upon involuntary, not for cause, termination.
(2)	Mr. Eby is eligible to receive two times his annual base salary of $396,309 upon termination as described under “Termination in Connection with a Change of Control” above.
(3)	Ineligible due to age and years of service requirements and no bonus payout in 2008.
(4)	No bonus payout in 2008.
(5)	Mr. Eby is eligible to receive two times his annual target bonus of $277,416 upon termination in the event of a change of control as described under “Termination in Connection with a Change of Control” above.
(6)	Stock value is calculated based on the fair market value $0.22 on December 26, 2008, which was the last business day of fiscal 2008.

Ahmed Nawaz

Executive Benefits and Payments Upon Termination as of December 26, 2008	Voluntary Termination	Normal Retirement (60 years and 15 years Service)		Involuntary Not for Cause Termination (Reduction in Force)		For Cause Termination	Involuntary or for Good Reason Following Change of Control Within 24 Months		Death		Disability
Compensation:
Base Salary	—	—		$78,707	(1)	—	$818,550	(2)	—		—
Short-term Incentive	—	—	(3)	$—	(4)	—	$572,985	(5)	$—	(4)	—
Long-term Incentive
Stock Options—Unvested and Accelerated	—	—		—	(6)	—	—	(6)	—		—
Restricted Stock Units—Unvested and Accelerated	—	—		$440	(6)	—	$13,558	(6)	—		—
Subtotal:	—	—		$79,147		—	$1,405,093		$—		—
Benefits and Perquisites:
Post-Employment Health Insurance (COBRA)	—	—		$4,781		—	$23,616		—		—
Life Insurance Proceeds	—	—		—		—	—		$1,000,000		—
Survivor Income Benefit	—	—		—		—	—		$4,000		—
Accrued Vacation Pay	$27,081	$27,081		$27,081		$27,081	$27,081		$27,081		$27,081
Excise Tax Gross-Up	—	—		—		—	—		—		—
Subtotal	$27,081	$27,081		$31,862		$27,081	$50,697		$1,031,081		$27,081
Vested Benefits:
Stock Awards	—	—		—	(6)	—	—	(6)	—		—
Retirement Savings Plan	$36,180	$36,180		$36,180		$36,180	$36,180		$36,180		$36,180
Subtotal:	$36,180	$36,180		$36,180		$36,180	$36,180		$36,180		$36,180
TOTAL	$63,261	$63,261		$147,189		$63,261	$1,491,970		$1,067,261		$63,261

(1)	Mr. Nawaz is eligible to receive 10 weeks of severance pay upon an involuntary, not for cause, termination.
(2)	Mr. Nawaz is eligible to receive two times his annual base salary of $409,275 upon termination as described under “Termination in Connection with a Change of Control” above.
(3)	Ineligible due to age and years of service requirements and no bonus payout in 2008.
(4)	No bonus payout in 2008.
(5)	Mr. Nawaz is eligible to receive two times his annual target bonus of $286,493 upon termination in the event of a change of control as described under “Termination in Connection with a Change of Control” above.
(6)	Stock value is calculated based on the fair market value $0.22 on December 26, 2008, which was the last business day of fiscal 2008.

Compensation Committee Interlocks and Insider Participation

The individuals who served as members of the Compensation Committee during fiscal 2008 were Messrs. Delfassy, Stich and Roberson and Ms. Hart. No member of the Compensation Committee was at any time during fiscal 2008 or at any other time an officer or employee of Spansion, and no member had any relationship with Spansion requiring disclosure under Item 404 of Regulation S-K. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee during fiscal 2008.

Director Compensation

Spansion uses a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. Our independent director compensation is determined by the Board of Directors acting upon the recommendation of the Compensation Committee. In setting director compensation, our Board of Directors considers, among other things, the significant amount of time that directors spend in fulfilling their duties, the skill-level required by directors and competitive market data. Directors who are also employees of Spansion, or who are otherwise determined to not be independent, receive no additional compensation for service as a director. We may reimburse any of our directors and, in some circumstances, spouses who accompany directors, for travel, lodging and related expenses they incur in attending Board of Directors and Board committee meetings.

Cash Compensation

From the beginning of fiscal 2008 through September 2008, our independent directors received fees for their services as set forth in the table below. All annual cash compensation is paid in quarterly installments, in advance.

Annual Retainer(1)	$60,000

Additional Annual Retainers
Chairperson	$100,000
Audit Committee Chair	$15,000
Compensation Committee Chair	$7,500
Finance Committee Chair	$7,500
Nominating and Corporate Governance Committee Chair	$7,500
Strategy Committee Chair	$7,500
Fees Per Board Meeting in Excess of Eight Board Meetings(2)	$2,000
Fees Per Committee Meeting in Excess of Twelve Committee Meetings(2)	$2,000

(1)	All independent directors, including directors serving as Chairperson, receive this annual retainer.
(2)	If in any calendar year an independent director is required to and does attend (i) more than eight meetings of our Board of Directors, such director will receive $2,000 for each Board meeting attended in excess of eight, or (ii) more than 12 meetings of a specific Board committee on which he or she serves, such director will receive $2,000 per such Board committee meeting in excess of 12.

In October 2008, the Board of Directors approved a temporary retainer and meeting fee reduction of ten percent for the independent directors. This reduction was in alignment with the temporary base salary reduction taken by all exempt employees as part of our efforts to preserve cash. The reduction was applied to the payment made for the fourth quarter of 2008 and the first quarter for 2009, and will remain in effect until the Board takes action to lift the reduction.

Equity-Based Incentive Compensation

Each independent director received an initial stock option award exercisable for 20,000 shares of our Class A Common Stock and an initial restricted stock unit award of 20,000 units that convert upon vesting into 20,000 shares of our Class A Common Stock. These awards were made at the time of our initial public offering of our Class A Common Stock in December 2005 or, if later, upon the director’s appointment to our Board of Directors. In addition, an independent director who serves as Chairperson of the Board received an additional initial restricted stock unit award of 10,000 units that convert upon vesting into 10,000 shares of our Class A Common Stock.

For each year of continued service, independent directors received an annual stock option award exercisable for 10,000 shares of our Class A Common Stock and an annual restricted stock unit award of 10,000 units that convert upon vesting into 10,000 shares of our Class A Common Stock. In addition, for each year of continued service, an independent director serving as the Chairperson of the Board received an additional annual stock option award exercisable for 5,000 shares of our Class A Common Stock and an additional annual restricted stock unit award of 5,000 units that convert upon vesting into 5,000 shares of our Class A Common Stock. All annual equity-based compensation is awarded to independent directors on the date of the annual stockholders meeting. At the annual stockholders meeting, each independent director who (i) joined our Board of Directors at or prior to the last annual stockholders meeting, or (ii) joined our Board of Directors after the last annual stockholders meeting but attended at least three meetings of the full Board of Directors, is entitled to receive an annual equity award at that annual stockholders meeting.

All stock option and restricted stock unit awards granted to our independent directors vest 25 percent on the anniversary of the grant date and the remainder vests in equal installments quarterly over the remaining 36 months, except for the stock option and restricted stock unit awards granted to our independent directors in December 2005 at the time of the initial public offering of our Class A Common Stock. Those awards vested 25 percent on January 28, 2007 and the remainder vests in equal installments quarterly over the remaining 36 months.

On February 10, 2009, our wholly-owned subsidiary in Japan (Spansion Japan) filed a proceeding under the Corporate Reorganization Law (Kaisha Kosei Ho) of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding) and successively the Spansion Japan Proceeding was formally commenced on March 3, 2009, when the Tokyo District Court entered the commencement order and appointed the incumbent represented director of Spansion Japan as trustee. On March 1, 2009, Spansion Inc., Spansion Technology LLC, Spansion LLC, Spansion International, Inc. and Cerium Laboratories LLC, each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the Chapter 11 Cases). The Chapter 11 Cases, together with the Spansion Japan Proceeding, are referred to collectively as the Creditor Protection Proceedings. As a result of the Creditor Protection Proceedings, we are in the process of developing a comprehensive restructuring plan that will require bankruptcy court approval for operating our business going forward. Consequently, it is currently unknown when or whether we will continue to grant equity awards to independent directors in accordance with our past practice.

Director Compensation Table for Fiscal 2008

The following table provides information concerning compensation expense paid to or earned by each of our independent directors for fiscal 2008. Mr. John H. Kispert, our President and Chief Executive Officer, Mr. Boaz Eitan, a director and former employee of our subsidiary in Israel, and Dr. Bertrand Cambou, our former President and Chief Executive Officer do not and did not receive additional compensation for their services as a director.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2)(3)(4) ($)	Option Awards(2)(3)(4)(5) ($)	Total ($)
David K. Chao	58,500	90,384	48,268	197,152
Gilles Delfassy	62,063	45,045	19,504	126,612
Robert L. Edwards	56,250	76,016	38,245	170,511
Patti S. Hart	33,750	90,385	48,278	172,413
Donald L. Lucas	166,875	67,561	20,405	254,841
David E. Roberson	33,750	90,385	48,268	172,403
John M. Stich	63,750	76,423	38,451	178,624

(1)	Messrs. Chao, Delfassy, Lucas and Stich earned $13,500, 15,188, $39,375 and 16,875, respectively, during the fourth quarter of fiscal 2008 but did not receive payment until the first quarter of fiscal 2009.
(2)

On May 27, 2008, Messrs. Chao, Delfassy, Edwards, Lucas, Stich and Roberson and Ms. Hart received their annual stock option award exercisable for 10,000 shares of our Class A Common Stock and a restricted stock unit award of 10,000 units that convert upon vesting into 10,000 shares of our Class A Common Stock. The grant date fair value computed in accordance with FAS 123(R) of the fiscal 2008 annual stock option awards and restricted stock unit awards was $12,228 and $27,800, respectively.

(3)	On May 27, 2008, Mr. Lucas received an additional option award exercisable for 5,000 shares of our Class A Common Stock and an additional restricted stock unit award of 5,000 units that convert upon vesting into 5,000 shares of our Class A Common Stock for his services as Chairman of the Board. The grant date fair value computed in accordance with FAS 123(R) of the fiscal 2008 annual stock option awards and restricted stock unit awards was $6,120 and $13,900, respectively.
(4)	As of December 28, 2008, the aggregate number of shares of Class A Common Stock underlying stock option and restricted stock unit awards for each of our independent directors was:

Name	Aggregate Number of Shares Underlying Stock Options	Aggregate Number of Shares Underlying Restricted Stock Units
David K. Chao	40,000	22,500
Gilles Delfassy	30,000	23,750
Robert L. Edwards	8,750	0
Patti S. Hart	13,750	0
Donald L. Lucas	35,000	35,625
David E. Roberson	13,750	0
John M. Stich	30,000	20,000

(5)	The amounts shown reflect the recognized compensation expense for stock awards and option awards, as applicable, excluding the impact of service-based forfeitures for financial statement purposes for the fiscal year ended December 28, 2008. The assumption used in valuation of these awards are set forth in Note 7 of the notes to our consolidated financial statements in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that will be recognized by the directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial owners of more than five percent of the outstanding shares of Spansion Class A Common Stock as of April 6, 2009. This information is based upon our records and other information available from outside sources. We are not aware of any other beneficial owner of more than five percent of any class of Spansion Common Stock. Except as otherwise indicated, to our knowledge, each person has sole investment and voting power with respect to the shares shown as beneficially owned.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned(1)
Fujitsu Microelectronics Limited(2) Shinjuku Daiichi Seimei Building, 2-7-1 Nishi-Shinjuku, Shinjuku-ku Tokyo 163-0701, Japan	18,352,934	11.4%

Donald Smith & Co., Inc.(3) 152 West 57th Street New York, NY 10019	15,827,943	9.8%

Prudential Financial, Inc.(4)(5) 751 Broad Street Newark, NJ 07102-3777	14,681,430	9.1%

AMD Investments, Inc.(6) One AMD Place Sunnyvale, CA 94088	14,037,910	8.7%

(1)	Based on 161,381,900 shares of Class A Common Stock outstanding as of April 6, 2009. Calculated in accordance with the rules of the Securities Exchange Act of 1934, as amended.
(2)	Based on information set forth in a Schedule 13D/A filed with the Securities and Exchange Commission on March 24, 2008.
(3)	Based on information set forth in a Schedule 13G/A filed with the Securities and Exchange Commission on February 17, 2009. According to the Schedule 13G/A, Donald Smith & Co., Inc. has sole voting power with respect to 11,899,681 shares and sole dispositive power with respect to 15,827,943 shares.
(4)	Based on information set forth in a Schedule 13G/A filed with the Securities and Exchange Commission on February 6, 2009. According to the Schedule 13G/A, Prudential Financial, Inc. has sole voting power with respect to 2,957,015 shares, shared voting power with respect to 11,064,515 shares, sole dispositive power with respect to 2,957,015 shares and shared dispositive power with respect to 11,724,415 shares.
(5)	According to information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2009, Prudential Financial, Inc. may be deemed to have the power to exercise or to direct the exercise of such voting and/or dispositive power of the securities held by Jennison Associates LLC.
(6)	Based on information set forth in a Schedule 13D/A filed with the Securities and Exchange Commission on November 28, 2006 and in Forms 4 filed with the Securities and Exchange Commission on February 22, 2007, February 26, 2007, February 28, 2007 and September 19, 2007. AMD Investments, Inc. is a wholly owned subsidiary of AMD (U.S.) Holdings, Inc., which is a wholly owned subsidiary of Advanced Micro Devices, Inc. (AMD). AMD (U.S.) Holdings, Inc. and AMD are indirect beneficial owners of the reported securities.

Security Ownership of Directors and Executive Officers

The following table sets forth information known to us with respect to beneficial ownership of Spansion Class A Common Stock, as of April 6, 2009, for our current directors, each of our executive officers listed in the Fiscal 2008 Summary Compensation Table appearing in Item 11 of Part III of this Annual Report on Form 10-K, and all of our directors and executive officers as a group. This ownership information is based upon information provided by the individuals.

Name(1)	Shares Currently Owned		Shares Acquirable Currently or Within 60 Days	Aggregate Shares Beneficially Owned(2)	Percent of Class Beneficially Owned(2)(3)
John H. Kispert	—		—	—	*
Bertrand F. Cambou	182,995		—	182,995	*
David K. Chao	19,375		19,375	38,750	*
Gilles Delfassy	7,500		7,500	15,000	*
Boaz Eitan	7,905,021		—	7,905,021	4.9%
Donald L. Lucas	11,250		7,500	18,750	*
John M. Stich	11,250	(4)	11,250	22,500	*
James E. Doran	54,217		—	54,217	*
Thomas T. Eby	46,516		126,561	173,077	*
Ahmed Nawaz	14,467		69,530	83,997	*
Dario Sacomani	15,000		126,561	141,561	*
All directors and executive officers as a group (12 persons)	8,275,091		393,589	8,668,680	5.4%

*	Less than one percent.
(1)	The address of each beneficial owner is 915 DeGuigne Drive, Sunnyvale, CA 94085-3836.
(2)	The number and percentage of shares beneficially owned is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any share which the individual has the right to acquire within 60 days of April 6, 2009, through the exercise of any stock option or the vesting of any restricted stock unit. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.
(3)	Percent of class beneficially owned is based on 161,381,900 shares of Spansion Class A Common Stock outstanding as of April 6, 2009.
(4)	Represents the direct beneficial ownership of 1,250 shares and the indirect beneficial ownership of 10,000 shares that are held by Stich Family Holdings LLC.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options, warrants and rights granted to employees and directors, as well as the number of securities remaining available for future issuance under Spansion’s 2005 Equity Incentive Plan (the “2005 Plan”), 2007 Equity Incentive Plan (the “2007 Plan”), Saifun Semiconductor Ltd. 1997 Share Option Plan (the “1997 Plan”), the Saifun Semiconductor Ltd. 2001 Share Option Plan (the “2001 Plan”) and the Saifun Semiconductor Ltd. 2003 Share Option Plan (the “2003 Plan”) as of December 28, 2008. The 1997 Plan, the 2001 Plan and the 2003 Plan were acquired in connection our acquisition of Saifun Semiconductor Ltd. on March 18, 2008.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted-average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders	13,079,962	(1)	$4.85	(2)	4,085,973	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	13,079,962				4,085,973

(1)	Includes the following:
•	32,364 shares issuable upon exercise of outstanding stock options awarded under the 1997 Plan.
•	4,115,339 shares issuable upon exercise of outstanding stock options awarded under the 2003 Plan.
•	156,670 shares issuable upon vesting of outstanding restricted stock units awarded under the 2003 Plan.
•	3,156,451 shares issuable upon exercise of outstanding stock options awarded under the 2005 Plan.
•	1,380,796 shares issuable upon vesting of outstanding restricted stock units awarded under the 2005 Plan.
•	2,475,243 shares issuable upon exercise of outstanding stock options awarded under the 2007 Plan.
•	1,763,099 shares issuable upon vesting of outstanding restricted stock units awarded under the 2007 Plan.
(2)	Represents a weighted average exercise price of $0.21 for stock options outstanding under the 2001 Plan and $0.56 for stock options outstanding under the 2003 Plan, $11.65 for stock options outstanding under the 2005 Plan, and $3.38 for stock options outstanding under the 2007 Plan. Excludes the following:
•	156,670 shares issuable upon vesting of outstanding restricted stock units awarded under the 2003 Plan.
•	1,380,796 shares issuable upon vesting of outstanding restricted stock units awarded under the 2005 Plan.
•	1,763,099 shares issuable upon vesting of outstanding restricted stock units awarded under the 2007 Plan.
(3)	Includes 602,408 shares that were cancelled as of December 28, 2008 under the 2005 Plan and are now available to be issued under the 2007 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

The Audit Committee has adopted a written policy for approval of transactions between Spansion and its directors, director nominees, executive officers, greater than five percent beneficial owners and their respective immediate family members, where the amount involved in the transaction exceeds or is expected to exceed

$120,000 in a single calendar year. Some of the transactions described in this Form 10-K were approved by the Board of Directors before this policy was adopted.

The policy provides that the Audit Committee reviews certain transactions subject to the policy and determines whether or not to approve or ratify those transactions. In doing so, the Audit Committee takes into account, among other factors it deems appropriate:

•	the related person’s interest in the transaction;

•	the approximate dollar value of the amount involved in the transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of business of Spansion;

•	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to Spansion than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to Spansion of, the transaction; and

•

any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

In addition, the Audit Committee has delegated authority to the Chair of the Audit Committee to pre-approve or ratify certain transactions. A summary of any new transactions pre-approved or ratified by the Chair is provided to the full Audit Committee for its review in connection with its next scheduled Audit Committee meeting.

The Audit Committee has considered and adopted standing pre-approvals under the policy for limited transactions with related persons. Pre-approved transactions include:

•	employment of executive officers, subject to certain conditions;

•	any compensation paid to a director if the compensation is required to be reported in Spansion’s proxy statement under Item 402 of Regulation S-K promulgated by the Securities and Exchange Commission;

•

any transaction with another company at which a related person’s only relationship is as an employee (other than an executive officer or director) or beneficial owner of less than ten percent of that company’s equity, if the aggregate amount involved does not exceed the greater of $1,000,000, or two percent of that company’s total annual revenues;

•

any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a related person’s only relationship is as an employee (other than an executive officer or director), if the aggregate amount involved does not exceed the lesser of $1,000,000, or two percent of the charitable organization’s total annual receipts; and

•

any transaction where the related person’s interest arises solely from the ownership of Spansion’s Class A Common Stock and all holders of Spansion’s Class A Common Stock received the same benefit on a pro rata basis.

A summary of new transactions covered by the standing pre-approvals described above is provided to the Audit Committee for its review at each regularly schedule Audit Committee meeting.

Overview

We have had ongoing relationships and transactions with Advanced Micro Devices, Inc. (“AMD”) and Fujitsu Limited. AMD ceased to be a related party on March 18, 2008, when its aggregate ownership interest in us fell below ten percent.

On March 18, 2008, we completed our acquisition of Saifun Semiconductors Limited (“Saifun”). In connection with the Saifun acquisition, the Board of Directors appointed Dr. Boaz Eitan, former Executive Vice President and Chief Executive Officer, Saifun, as a member of the Board effective as of the closing of the acquisition. Dr. Eitan serves as a Class II director and will serve until our 2010 annual meeting of stockholders or until his earlier removal, resignation or death. Also in connection with the Saifun acquisition, we entered into a Noncompetition and Retention Agreement with Dr. Eitan whereby he received an annual gross salary equal to the Israeli shekel equivalent of $260,000 (as determined according to the representative rate of exchange published by the Bank of Israel). In addition, Dr. Eitan was eligible for an annual performance bonus and one time retention bonus for remaining employed by Spansion at the one year anniversary of the closing of the Saifun acquisition. Payment of this bonus is now subject to review under the Creditor Protection Proceedings. Dr. Eitan resigned from his employment with Spansion in March 2009. The Noncompetition and Retention Agreement also contains a two-year non-competition provision and a two-year non-solicitation provision.

We are also currently party to several agreements with AMD and Fujitsu. These agreements include:

•	the Amended and Restated Fujitsu Distribution Agreement;

•	the Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement;

•	the Amended and Restated Patent Cross-License Agreement with Fujitsu;

•	the Amended and Restated Patent Cross-License Agreement with AMD;

•	the Amended and Restated Non-Competition Agreement;

•	various software license, maintenance, consulting and development agreements;

•	various service agreements and leases; and

•

agreements with Fujitsu related to the sale of our JV1 and JV2 wafer fabrication facilities (the “JV1/JV2 Facilities”) and certain equipment, assets and inventory located at these facilities (the “JV1/JV2 Transaction”).

Agreements and Arrangements

Amended and Restated Fujitsu Distribution Agreement

We and Fujitsu Microelectronics Limited (FML), through its subsidiary Fujitsu Electronics Inc. (FEI, together with FML and Fujitsu Limited, “Fujitsu”) are party to the Amended and Restated Fujitsu Distribution Agreement, which provides that Fujitsu acts as a distributor for sales of our products in Japan and throughout the rest of the world, except for Europe and the Americas, with limited exceptions. We license use of the Spansion trademark to Fujitsu so that our products are sold under our own brand name. We also indemnify Fujitsu from and against any third-party action claiming our products infringe upon a third-party’s intellectual property rights up to the amounts paid to Fujitsu by their customers for the affected products.

Under the Fujitsu Distribution Agreement, our prices are based on our recommended sales prices, subject to adjustment in certain cases based on Fujitsu’s sales prices to their customers, less an agreed-upon distribution margin. Fujitsu has agreed to use its best efforts to promote the sale of our products in Japan and to specified customers served by Fujitsu. In the event that we reasonably determine that Fujitsu’s sales performance is not satisfactory based on specified criteria, then we have the right to require Fujitsu to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include selling products ourselves or appointing another distributor as a supplementary distributor. The Fujitsu Distribution Agreement will expire on June 25, 2009, although we and Fujitsu can mutually agree to terminate the agreement at any time. Either party can terminate the Fujitsu Distribution Agreement for a material breach of performance thereunder after a failure to cure the breach within 120 days. Currently, the distribution margin earned by Fujitsu on the sale of certain of our products is 4.3 percent.

We and Fujitsu entered into an agreement in September 2008, in which we agreed to pay Fujitsu royalties on certain of our products sold or transferred under the Fujitsu Distribution Agreement in exchange for Fujitsu’s release of claims on account of an alleged breach of our alleged obligation to defend and/or indemnify Fujitsu against assertions by a third party against our products. In fiscal 2008, we paid $0.4 million to Fujitsu under this agreement.

Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement

AMD and Fujitsu have each contributed to us various intellectual property rights and technologies pursuant to an Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement. Under this agreement, we became owners, or joint owners with each of Fujitsu and AMD, of certain patents, patent applications, trademarks, and other intellectual property rights and technology. AMD and Fujitsu reserved rights, on a royalty-free basis, to practice the contributed patents and to license these patents to their affiliates and successors-in-interest to their semiconductor groups. AMD and Fujitsu each have the right to use the jointly owned intellectual property for their own internal purposes and to license such intellectual property to others to the extent consistent with their non-competition obligations to us. Subject to our confidentiality obligations to third parties, and only for so long as AMD’s and Fujitsu’s ownership interests in us remain above specific minimum levels, we are obligated to identify any of our technology to each of AMD and Fujitsu, and to provide copies of and training with respect to that technology to them. In addition, we have granted a non-exclusive, perpetual, irrevocable fully paid and royalty-free license of our rights, other than patent and trademark rights, in that technology to each of AMD and Fujitsu. AMD may grant licenses under our patents, provided that these licenses are of no broader scope than, and are subject to the same terms and conditions that apply to, any license of AMD’s patents granted in connection with such license, and the recipient of such license grants to us a license of similar scope under its patents.

Amended and Restated Patent Cross-License Agreements

In connection with our reorganization as Spansion LLC in June 2003, we granted to each of AMD and Fujitsu, and AMD and Fujitsu each granted to us, non-exclusive licenses under certain patents and patent applications of their semiconductor groups to make, have made, use, sell, offer to sell, lease, import and otherwise dispose of certain semiconductor-related products anywhere in the world. The patents and patent applications that are licensed are those with an effective filing date prior to the termination of our patent cross-license agreements. The agreements will automatically terminate on the later of June 30, 2013 and the date AMD or Fujitsu, as applicable, sells its entire equity interest in us. The agreements may be terminated by a party on a change in control of the other party or its semiconductor group. The licenses to patents under license at the time of the termination will survive until the last such patent expires.

In cases where there is a change of control of us, AMD, Fujitsu, or the semiconductor group of AMD or Fujitsu, as the case may be, each other party to the cross-license agreement shall have the right to terminate the agreement (or to invoke the provisions described in this paragraph if the agreement had been previously terminated) by giving 30 days written notice within 90 days after receiving notice of the change of control. If so terminated, the rights, licenses and immunities granted under the agreement will continue solely with respect to those licensed patents that are entitled to an effective filing date that is on or before, and are licensed as of, the date of such change of control, and will continue until the expiration of the last to expire of such licensed patents. Moreover, with respect to circuit patents, which are patents (other than process patents) covering elements using electrical signals to achieve a particular function, the rights, licenses and immunities granted to the party undergoing the change of control are limited solely to:

•	each existing and pending product of such party as of the date of change of control;

•	each existing and pending product of the acquiring third party of such party as of the date of change of control that would have been in direct competition with products described in (i) above; and

•	successor products of products described in (i) and (ii) above.

We will continue to make royalty payments associated with licenses that survive the termination of the agreement. We currently pay royalties to each of AMD and Fujitsu in the amount of 0.15 percent of net sales of our products. The royalty rates were further reduced to zero percent in November 2008. The royalty rates were negotiated by AMD, Fujitsu and us. In fiscal 2008, we incurred approximately $2.7 million of expenses related to royalties to each of AMD and Fujitsu, respectively, under the patent cross-license agreements we have with them.

Amended and Restated Non-Competition Agreement

We are party to a non-competition agreement with AMD and Fujitsu, whereby AMD and Fujitsu each agree not to directly or indirectly engage in a business that manufactures or supplies standalone semiconductor devices (including single chip, multiple chip or system devices) containing certain Flash memory, which is the business in which we primarily compete. This non-competition agreement does not prevent AMD or Fujitsu from manufacturing or selling products that incorporate Flash memory (whether it be Spansion Flash memory or a competitive product). Although AMD currently has no other operations that compete in the Flash memory market, Fujitsu currently produces and sells products that incorporate Spansion Flash memory or competitive Flash memory. Furthermore, AMD and Fujitsu each agree that if either of them acquires a business that has a division or other operations that manufactures or supplies standalone semiconductor devices (including single chip, multiple chip or system devices) containing certain Flash memory, AMD and Fujitsu will provide us with a right of first offer to acquire the competing division or operations. AMD and Fujitsu are required to use their commercially reasonable efforts to divest the competing division or operations if we do not purchase them. These non-competition obligations of AMD will last until the earlier of (i) the dissolution of our company, and (ii) two years after the date on which AMD’s ownership interest in us is less than or equal to five percent. These non-competition obligations of Fujitsu will last until the earlier of (i) the dissolution of our company, and (ii) two years after the date on which Fujitsu’s ownership interest in us is less than or equal to five percent.

We, AMD and Fujitsu also agreed not to solicit each other’s employees. Without our prior written consent, each of AMD and Fujitsu will not directly or indirectly either for itself or another person, (i) hire any individual employed by our company or (ii) solicit or encourage any individual to terminate his or her employment with our company. These obligations not to solicit or hire do not apply if (A) our company has terminated the employment of such individual or (B) at least two years has elapsed since such individual has voluntarily terminated his or her employment with our company. Similarly, without the prior written consent of AMD or Fujitsu, we agreed not to directly or indirectly either for ourselves or another person, (i) hire any individual employed by AMD or Fujitsu or (ii) solicit or encourage any individual to terminate his or her employment with AMD or Fujitsu. These obligations not to solicit or hire do not apply if (A) AMD or Fujitsu, as applicable, has terminated the employment of such individual or (B) at least two years has elapsed since such individual has voluntarily terminated his or her employment with AMD or Fujitsu, as applicable. These non-solicitation obligations of AMD will last until the earlier of (i) the dissolution of our company, and (ii) two years after the date on which AMD’s ownership interest in us is less than or equal to five percent. These non-solicitation obligations of Fujitsu will last until the earlier of (i) the dissolution of our company, and (ii) two years after the date on which Fujitsu’s ownership interest in us is less than or equal to five percent. These non-solicitation obligations of our company with respect to AMD employees or Fujitsu employees will terminate at the same time as the non-solicitation obligations of AMD or Fujitsu, as applicable, terminate.

AMD/Fujitsu Service Agreements

We were party to various service agreements with each of AMD and Fujitsu (including certain of Fujitsu’s subsidiaries). Under its IT Services Agreement and General Services Agreement, AMD provided certain administrative services to us. Under its IT Services Agreement and General Services Agreement, Fujitsu provided, among other things, information technology, research and development, quality assurance, insurance, facilities, environmental, and human resources services primarily to our manufacturing facilities in Japan. For services rendered, AMD and Fujitsu were each paid fees in an amount equal to cost plus five percent except for services procured by AMD and Fujitsu from third parties, which were provided to us at cost. AMD and Fujitsu each had the right to approve certain amendments to the other’s service agreements with us. The AMD services agreement expired on June 30, 2007. The services that were previously provided under the AMD services agreement are currently provided to us on a purchase order basis. The Fujitsu services agreement expired on March 31, 2009, however, we are in the process of negotiating an extension. For fiscal 2008, the total charges to us for services from AMD were approximately $0.2 million and the total charges to us for services from Fujitsu were approximately $18.4 million.

Fujitsu Manufacturing Services Agreement

Prior to September 30, 2006, we were party to an agreement pursuant to which Fujitsu provided manufacturing services to us at volumes ordered by us and prices established on a quarterly basis. Prices were on the basis of product-type and were equal to Fujitsu’s good faith estimate of its projected material, labor and overhead costs for the applicable product-type plus three percent. If Fujitsu’s aggregate expended labor and overhead costs for the manufacturing services actually purchased by us during a fiscal quarter were less than 97 percent of the projected labor and overhead costs for such fiscal quarter, then we were required to pay Fujitsu the amount of such deficiency in order to protect Fujitsu’s labor and overhead commitments from situations where the actual amounts of services purchased by us were materially different from projected orders. These services consisted of assembly and testing services for our products. The Manufacturing Services Agreement expired on September 30, 2006. Currently, such manufacturing services are provided by Fujitsu to us on a purchase order basis. As a result of manufacturing services provided by Fujitsu, we incurred approximately $1.0 million of expenses in fiscal 2008.

Remediation Agreement

In connection with our reorganization as of June 30, 2003, AMD contributed to us assets, including real property located in Sunnyvale, California, which is a Superfund listed property under CERCLA. A clean up order was issued by the San Francisco Bay Regional Water Quality Control Board, and a record of decision for remedial action for the site was issued by the U.S. Environmental Protection Agency in 1991, pursuant to which AMD must conduct groundwater remediation activities. To clarify their respective responsibilities regarding the release of hazardous substances at the Sunnyvale property prior to its contribution to Spansion, we entered into a remediation agreement with AMD and Fujitsu, pursuant to which AMD covenants to conduct remediation activities in accordance with the U.S. EPA’s record of decision and the San Francisco Bay Regional Water Quality Control Board’s order. AMD also agreed to indemnify Fujitsu and us against any losses incurred by Fujitsu and us in connection with this environmental condition for actions taken prior to the contribution of the property to Spansion.

Software Agreements

We are party to various software license, maintenance, consulting services, and development agreements with AMD relating to certain AMD manufacturing software. Under a software license agreement, AMD granted us various licenses to use certain AMD manufacturing software in our manufacturing facilities. We also have granted AMD corresponding licenses to use improvements made to the software by us. Under a software maintenance and services agreement, AMD agreed to provide us software maintenance and support for the AMD manufacturing software. Under a consulting services agreement, AMD agreed to provide certain manufacturing software consulting services as may be mutually agreed upon between AMD and us. Additionally, under a joint development agreement, we have agreed with AMD to jointly develop manufacturing software in accordance with statements of work that may be mutually agreed upon from time to time. The software license agreement has no expiration date, but may be terminated by AMD upon a breach by us of the terms of the agreement, our insolvency, or a change of control as defined in the agreement. The software maintenance and services agreement expired on December 15, 2007, but automatically is renewed for additional one year terms unless either party provides 120 days notice to the contrary. The consulting services agreement expired on December 31, 2007. The joint development agreement expires on December 31, 2011 unless terminated earlier in accordance with the terms of the agreement. For fiscal 2008, the total amount that we paid to AMD under these agreements was approximately $0.5 million.

Leases

In connection with our reorganization, Fujitsu’s subsidiary, Fujitsu VLSI, agreed to lease premises in Aichi, Japan, to Spansion Japan for a term of one year, to be automatically renewed for one-year periods unless three months prior notice is given by either party. Under this lease, Fujitsu VLSI also provided various office services to Spansion Japan. We paid Fujitsu VLSI approximately $21,000 per month (based on the exchange rate as of December 28, 2008) through August 2008, when the lease was terminated.

We lease from Fujitsu the land upon which JV3 and SP1, our fabrication facilities in Aizu-Wakamatsu, Japan, are located. As a result of our lease with Fujitsu, we incurred approximately $1.8 million in expenses in fiscal 2008.

We agreed to lease approximately 170,000 square feet of space at our facilities in Austin, Texas to AMD for a term of two years expiring December 31, 2007. On December 19, 2007, we agreed to extend the term of the lease for the majority of the premises to June 30, 2008, and for a small portion of the premises to December 31, 2008. The space is used for office, warehouse, and data center purposes. Under the terms of the lease, AMD paid a quarterly rental equal to a percentage of the total operating expenses of the premises. We received from AMD approximately $1.9 million in fiscal 2008.

Stockholders Agreement

We are party to a Stockholders Agreement with AMD and Fujitsu that imposes certain restrictions and obligations on AMD and Fujitsu and on their respective shares of our common stock and that provides for certain matters pertaining to our management and governance. Pursuant to the Stockholders Agreement, AMD and Fujitsu agree to vote all shares of common stock held by them or their affiliates so as to cause the election of each Class A director proposed for election by the nominating committee of our board of directors. The Stockholders Agreement also provided for certain rights relating to the appointment of directors to serve on our Board. These rights have terminated.

We will allow AMD or Fujitsu, as the case may be, to have one representative attend the meetings of our board of directors as a non-voting participant for so long as such stockholder owns at least five percent of our capital stock, on an as converted to common stock basis.

Neither stockholder can transfer shares in an amount equal to or greater than one percent of the then outstanding common stock to any entity whose principal business competes with us, without first obtaining the consent of the non-transferring stockholder, such consent not to be unreasonably withheld after June 30, 2007.

The Stockholders Agreement also provides for our cooperation with information. AMD and Fujitsu are both publicly traded companies, each of which is subject to legal and stock exchange reporting and other disclosure requirements. Accordingly, we will agree with AMD and Fujitsu to provide, subject to limitations, various financial and other information relating to us and to assist them in connection with their respective reporting, disclosure and other obligations. Each party has agreed that it will use any information provided under the agreement, unless otherwise made public, only in connection with these obligations and that it will not use the information for any other purpose, including in connection with the sale or purchase of securities issued by us.

Pursuant to the Stockholders Agreement, we have agreed to grant AMD and Fujitsu rights to request us to register all or any part of their shares of Class A Common Stock under the Securities Act of 1933, as amended. In addition, subject to limitations, AMD and Fujitsu have rights to request that their shares be included in any registration of our common stock that we initiate.

With the exception of board observer rights and registration rights, AMD’s rights under the Stockholders Agreement terminated on March 18, 2008, when AMD’s aggregate ownership interest in us fell below ten percent.

Commercial Die Purchases

We purchased from Fujitsu approximately $7.8 million of commercial die that we incorporate in our multi-chip package products during fiscal 2007. The prices paid by us to Fujitsu for these commercial die are determined through a bidding process that we use with our other suppliers. In selecting commercial die suppliers, we consider a number of factors, including price and whether the product design used by our end customer incorporates commercial die of specified suppliers. We believe that we could obtain a similar volume of commercial die from alternative sources without a material adverse effect on our operations, although there may be some delay due to the time required to qualify an alternate supplier.

JV1/JV2 Transaction

Asset Purchase Agreement

On September 28, 2006, Spansion Japan entered into an Asset Purchase Agreement with Fujitsu, pursuant to which Spansion Japan sold to Fujitsu, effective as of the JV1/JV2 Closing, the JV1/JV2 Facilities, and certain of its assets, including inventory, located in the JV1/JV2 Facilities. The purchase price for the JV1/JV2 Facilities was approximately $150 million plus the value of the inventory as of the JV1/JV2 Closing.

The obligations of Spansion Japan under the Asset Purchase Agreement are being guaranteed by Spansion Inc., Spansion LLC and Spansion Technology Inc. The sale of the JV1/JV2 Facilities closed on April 2, 2007.

Master Lease Agreement

In connection with the sale of the JV1/JV2 Facilities, on September 28, 2006 Spansion Japan and Fujitsu entered into a Master Lease Agreement for certain equipment, located at the JV1/JV2 Facilities and identified on equipment schedules agreed to by the parties. Effective upon the JV1/JV2 Closing, Spansion Japan began to lease to Fujitsu the equipment under the Master Lease Agreement. The initial term of each lease schedule will continue for the number of months specified in the applicable schedule unless otherwise terminated in accordance with the terms of the applicable schedule or the Master Lease Agreement. Fujitsu has the option to renew or extend the lease term for any or all of the equipment at the end of the initial term or any extension thereof for up to six months. If specified demand targets for wafers are not met, and subject to conditions described in the Master Lease Agreement, each of Spansion Japan and Fujitsu will have a right to terminate the lease of some or all of the leased equipment on or after June 30, 2008, by giving notice to the other party prior to December 31, 2007.

Subject to the terms of the Master Lease Agreement, Fujitsu will have a right of first refusal in the event of the sale by Spansion Japan of any equipment for a purchase price equal to the highest offer received from a third party. In addition, subject to the terms of the Master Lease Agreement, Fujitsu will have the option to purchase any or all of the equipment at the expiration of the applicable term, upon any early lease termination or if any equipment is not returned in its proper condition for a purchase price equal to the fair market value of the equipment at the time of purchase or any other purchase price as may be set forth in the applicable schedule.

The obligations of Spansion Japan under the Master Lease Agreement are being guaranteed by Spansion Inc., Spansion LLC and Spansion Technology Inc. Fujitsu paid approximately $1.8 million in fees to Spansion Japan in fiscal 2008 under the Master Lease Agreement.

Foundry Agreement

In connection with the sale of the JV1/JV2 Facilities, Spansion Japan and Fujitsu entered into a Foundry Agreement, pursuant to which Fujitsu provides certain foundry services for the manufacture of our products at the JV1/JV2 Facilities.

Pursuant to the Foundry Agreement, Fujitsu began to provide foundry services to us commencing upon the JV1/JV2 Closing. The Foundry Agreement also includes minimum capacity and purchase commitments between both the parties resulting in financial penalties if such capacity and purchase commitments are not achieved. The term of the Foundry Agreement ends on December 31, 2010. Spansion Japan and Fujitsu have agreed to enter into discussions to decide whether or not to extend the term of the Foundry Agreement by December 31, 2008, and Fujitsu has agreed to give Spansion Japan at least 12-months prior notice of its intent to cease providing foundry services to Spansion Japan under the Foundry Agreement. Either Spansion Japan or Fujitsu may terminate the Foundry Agreement in the event that the other party fails to correct or cure its material breach under the Foundry Agreement within 60 days of receipt of written notice from the non-defaulting party specifying such breach. We incurred approximately $100.5 million in expenses in fiscal 2008 under the Foundry Agreement.

Secondment and Transfer Agreement

In connection with the sale of the JV1/JV2 Facilities, Spansion Japan and Fujitsu entered into a Secondment and Transfer Agreement, or Secondment Agreement, pursuant to which Spansion Japan seconds certain employees to Fujitsu commencing upon the JV1/JV2 Closing. In addition, certain employees will ultimately be transferred to Fujitsu. Unless the parties otherwise agree, the period of secondment for seconded employees not designated for transfer ended June 30, 2008, and will end no later than December 31, 2009 for seconded employees designated for transfer.

The seconded employees remain employees of Spansion Japan and remain eligible to participate in Spansion Japan’s various benefit plans, and Fujitsu is required to reimburse Spansion Japan for all compensation and expenses associated with such seconded employees and incurred by Spansion Japan during the secondment period.

The Secondment Agreement can be terminated (i) by the mutual written agreement of Spansion Japan and Fujitsu, (ii) by either Spansion Japan or Fujitsu in the event that the other party materially defaults in the performance of a material obligation under the Secondment Agreement and the breaching party has not cured such breach within 120 days after receipt of notice of default by the non-breaching party and (iii) by either Spansion Japan or Fujitsu in the event that the other party is subject to bankruptcy or insolvency proceedings. The Secondment Agreement automatically terminates (i) on the transfer date of the last of the transferred employees or (ii) upon the termination of the Foundry Agreement unless otherwise agreed by Spansion Japan and Fujitsu. Fujitsu paid approximately $29.1 million in fees to Spansion Japan in fiscal 2008 under the Secondment Agreement.

Wafer Processing Services Agreement

In connection with the JV1/JV2 Closing, on April 2, 2007, Spansion Japan and Fujitsu entered into a Wafer Processing Services Agreement (the “Wafer Processing Agreement”), pursuant to which Fujitsu provides certain wafer processing services to Spansion Japan at the JV1/JV2 Facilities. The term of the Wafer Processing Agreement commenced on April 2, 2007 and is effective until December 31, 2009. The Wafer Processing Agreement will automatically terminate upon termination or expiration of that certain Foundry Agreement dated as of September 28, 2006, among Spansion Japan, Spansion Inc., Spansion LLC and Spansion Technology Inc. and Fujitsu. Either Spansion Japan or Fujitsu may terminate the Wafer Processing Agreement in the event that the other party fails to correct or cure any material breach by such other party of any covenant or obligation under the Wafer Processing Agreement within 60 days of receipt of written notice from the non-defaulting party specifying such breach. We incurred approximately $1.8 million in expenses in fiscal 2008 under the Wafer Processing Services Agreement.

Sort Services Agreement

In connection with the JV1/JV2 Closing, on April 2, 2007, Spansion Japan and Fujitsu entered into a Sort Services Agreement (the “Sort Services Agreement”), pursuant to which Fujitsu provides probe testing services of Spansion Japan’s wafers at the JV1/JV2 Facilities. The term of the Sort Services Agreement commenced on April 2, 2007 and was effective until the Sort Services Agreement was terminated March 31, 2009. Spansion Japan may terminate the Sort Services Agreement in its sole discretion with 60 days’ prior written notice to Fujitsu, and either Spansion Japan or Fujitsu may terminate the Sort Services Agreement in the event that the other party fails to correct or cure any material breach by such other party of any covenant or obligation under the Sort Services Agreement within 60 days of receipt of written notice from the non-defaulting party specifying such breach. We incurred approximately $11.9 million in expenses in fiscal 2008 under the Sort Services Agreement.

Rental Agreement

In connection with the JV1/JV2 Closing, on April 2, 2007, Spansion Japan and Fujitsu Semiconductor Technology, Inc., a Japanese corporation (“FSET”), entered into a Rental Agreement (the “Rental Agreement”), pursuant to which Spansion Japan rents certain equipment (the “Rental Equipment”) to FSET for the sole purpose of fulfilling the obligations of Fujitsu in the Sort Services Agreement. Spansion Japan will retain title to the Rental Equipment at all times, and FSET is prohibited form selling, pledging or otherwise encumbering or disposing of the Rental Equipment. The term of the Rental Agreement commenced on April 2, 2007 and was effective until March 31, 2009, which is when the Sort Services Agreement was terminated. FSET paid approximately $1.9 million in fees to Spansion Japan in fiscal 2008 under the Rental Agreement.

Services Agreement

In connection with the JV1/JV2 Closing, on April 2, 2007, Spansion Japan and FSET entered into a Services Agreement (the “Services Agreement”), pursuant to which Spansion Japan provides certain human resource services and information technology (“IT”) services to FSET (collectively, the “Services”). Any services are to be provided pursuant to statements of works, which may be updated by Spansion Japan and FSET from time to time upon mutual agreement. Spansion Japan will provide the Services to FSET at cost plus five percent (5%). Pursuant to the Services Agreement, Spansion Japan shall perform the Services with the same degree of accuracy, quality and completeness as it would provide similar services to its own divisions or affiliates (“Service Level”).

The term of the Services Agreement commenced on April 2, 2007 and is effective until March 31, 2009. FSET may terminate all or a part of any individual Service at any time with six months’ advance notice to Spansion Japan. FSET may also terminate all or a part of any individual Service if Spansion Japan’s provision of such Service fails to comply with the applicable Service Level for such Service and Spansion Japan fails to correct its performance failure within 60 days of receipt of written notice from FSET of such failure. In addition, FSET may terminate the Services Agreement in the event that Spansion Japan fails to correct or cure any material breach of any obligation under the Services Agreement within 90 days of receipt of written notice from FSET of such breach, and Spansion Japan may terminate the Services Agreement in the event FSET fails to make any payments due to Spansion Japan under the Services Agreement within 90 days of receipt of written notice from Spansion Japan of such default in payment. FSET paid approximately $1.3 million in fees to Spansion Japan in fiscal 2008 under the Services Agreement.

Eitan-Mehulal Law Group

We have an ongoing engagement with Eitan-Mehulal Law Group (the “Eitan Firm”), a law firm where the spouse of Dr. Boaz Eitan, a member of our Board of Directors, is a founder and partner. The Eitan Firm provides us with legal services for mergers and acquisitions, commercial, corporate and intellectual property matters. In fiscal 2008, we paid approximately $0.9 million to the Eitan Firm for legal services.

Makovsky, Harpaz Advocates

We have an ongoing engagement with Makovsky, Harpaz Advocates (the “Makovsky Firm”), a law firm where the brother-in-law of Dr. Boaz Eitan, a member of our Board of Directors, is a partner. The Makovsky Firm provides us with legal services for employment and litigation matters. In fiscal 2008, we paid approximately $0.06 million to the Makovsky Firm for legal services.

Director Independence

The Board of Directors affirmatively determines the independence of each director and nominee for election as a director in accordance with the elements of independence set forth in The NASDAQ Stock Market listing standards. On May 1, 2009, the Board conducted a review of director independence. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and Spansion and our subsidiaries and affiliates. The Board also considered whether there were any transactions or relationships between directors or any member of their immediate families (or any entity on which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of Spansion’s executive team or their affiliates. The purpose of this review was to determine whether any transactions or relationships exist that are inconsistent with a determination of director independence.

As part of this review, the Board of Directors considered: (i) the ownership interest that Mr. Chao’s firm, DCM, has in Vendavo, Inc., which provides software we purchased through an agreement with SAP Inc.; (ii) Mr. Delfassy’s service on the board of directors of Discretix Inc., which licenses software to us; and (iii) Mr. Lucas’ service on the board of directors of Cadence Design Systems, Inc., which provides equipment and services to us. The Board determined that none of these relationships violate the elements of independence set forth in the NASDAQ Stock Market listing standards and, therefore, four of the six members of Spansion’s Board of Directors are independent directors. More specifically, the Board of Directors affirmatively determined that each of the following non-employee directors is independent:

• David K. Chao	• Donald L. Lucas
• Gilles Delfassy	• John M. Stich

In addition, the Board affirmatively determined that Mr. Kispert is not independent because he is the President and Chief Executive Officer of Spansion and that Dr. Eitan is not independent because he served as Executive Vice President and Chief Executive Officer, Saifun, our wholly owned subsidiary.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee, subject to certain restrictions. The pre-approval policy identifies the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit Spansion’s financial statements is not impaired. Under the pre-approval policy, the Audit Committee pre-approves all audit and non-audit services not prohibited by law to be provided by the independent registered public accounting firm. Such pre-approval authority for non-audit services may be delegated by the Audit Committee to one or more of its members. Any pre-approval decisions must be consistent with the guidelines and fee levels or budgeted amounts established annually by the Audit Committee, provided that the member or members to whom such authority is delegated shall report any pre-approval decisions to the full Audit Committee at its next regular meeting. Any proposed services exceeding the fee levels or budgeted amounts established by the Audit Committee must be specifically approved by the Audit Committee. All Ernst & Young LLP services and fees in fiscal 2007 and fiscal 2008 were pre-approved by the Audit Committee.

Service Fees Paid to the Independent Registered Public Accounting Firm

Audit Fees. Audit fees of Ernst & Young LLP during fiscal 2007 and fiscal 2008 were associated with the annual audit of our consolidated financial statements, statutory audits required internationally, and fees related to other regulatory filings. Audit fees for fiscal 2007 and fiscal 2008 included fees related to Ernst & Young LLP’s audit of the effectiveness of Spansion’s internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. Audit fees for fiscal 2007 were approximately $2.3 million. Audit fees for fiscal 2008 were approximately $4.2 million.

Audit-Related Fees. Fees for audit-related services rendered by Ernst & Young LLP were approximately $0.2 million in each of fiscal 2008 and fiscal 2007.

Tax Fees. Tax fees paid to Ernst & Young LLP for fiscal 2008 were approximately $20,000. Tax fees paid to Ernst & Young LLP for fiscal 2007 were approximately $0.1 million.

All Other Fees. There were no other fees paid to Ernst & Young LLP for fiscal 2008 and fiscal 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

2. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K (except for such exhibits that are marked on such exhibit list as furnished and not filed). The following is a list of such Exhibits:

Exhibit Number	Description of Exhibits
2.1(a)	Agreement and Plan of Merger and Reorganization, dated as of October 7, 2007, by and among Spansion Inc., Atlantic Star Merger Sub Ltd. and Saifun Semiconductors Ltd., filed as Exhibit 2.1 to Spansion’s Current Report on Form 8-K dated October 9, 2007, is hereby incorporated by reference.

2.1(b)	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 12, 2007, by and among Spansion Inc., Atlantic Star Merger Sub Ltd. and Saifun Semiconductors Ltd., filed as Exhibit 2.1 to Spansion’s Current Report on Form 8-K dated December 13, 2007, is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spansion Inc., as amended, filed as Exhibit 3.2 to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

4.1	Specimen of Class A Common Stock Certificate, filed as Exhibit 4.1 to Spansion’s Amendment No. 6 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

4.2	Indenture, dated as of December 21, 2005, between Spansion LLC, Spansion Inc., Spansion Technology Inc. and Wells Fargo Bank, N.A., governing the 11.25% Senior Notes due 2016, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.3	Specimen of 11.25% Senior Notes due 2016, filed as Exhibit 4.2 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.4	Indenture, dated as of June 12, 2006, between Spansion LLC, Spansion Inc., Spansion Technology Inc. and Wells Fargo Bank, N.A, including the form of 2.25% Exchangeable Senior Subordinated Debenture due 2016, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated June 15, 2006, is hereby incorporated by reference.

4.5	Indenture, dated May 18, 2007, by and among Spansion LLC, Spansion Inc., Spansion Technology Inc. and Wells Fargo Bank, National Association, including the form of Senior Secured Floating Rate Note due 2013, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference.

10.1	Spansion Inc. 2005 Employee Stock Purchase Plan, filed as Exhibit 10.18 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.2(a)***	Spansion Inc. 2005 Equity Incentive Plan, filed as Exhibit 10.17 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.2(b)***	U.S. Employees Stock Option Terms and Conditions for Grants on or after December 15, 2005, filed as Exhibit 10.2(b) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.2(c)***	U.S. Employees Restricted Stock Unit Terms and Conditions for Grants on or after December 15, 2005, filed as Exhibit 10.2(c) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.2(d)***	Non-U.S. Employees Stock Option Terms and Conditions for Grants on or after December 15, 2005, filed as Exhibit 10.2(d) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.2(e)***	Non-U.S. Employees Restricted Stock Unit Terms and Conditions for Grants on or after December 15, 2005, filed as Exhibit 10.2(e) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.3(a)***	Spansion 2007 Equity Incentive Plan, filed as Exhibit 10.73 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, is hereby incorporated by reference.

10.3(b)***	U.S. Employees Stock Option Terms and Conditions for Awards Under 2007 Equity Plan.

10.3(c)***	U.S. Employees Restricted Stock Unit Terms and Conditions for Awards Under 2007 Equity Plan, filed as Exhibit 10.3(c) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.3(d)***	Non-U.S. Employees Stock Option Terms and Conditions for Awards Under 2007 Equity Plan, filed as Exhibit 10.3(d) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.3(e)***	Non-U.S. Employees Restricted Stock Unit Terms and Conditions for Awards Under 2007 Equity Plan, filed as Exhibit 10.3(e) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.3(f)***	U.S. Non-Employee Directors Stock Option Terms and Conditions for Awards Under 2007 Equity Incentive Plan

10.3(g)***	U.S. Non-Employee Directors Restricted Stock Unit Terms and Conditions for Awards Under 2007 Equity Incentive Plan

10.3(h)	Spansion 2007 Equity Incentive Plan Appendix, filed as Exhibit 10.5 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.3(i)***	Israel Employees Form of Option Award Agreement for Section 102(b)(2) Options Granted Under 2007 Equity Incentive Plan

10.3(j)***	Israel Employees Form of Restricted Stock Unit Award Agreement for Section 102(b)(2) RSUs Granted Under 2007 Equity Incentive Plan

10.3(k)***	Israel Employees Form of Option Award Agreement for Section 102(b)(2) Options Granted Under the Saifun Semiconductors Ltd. 2003 Share Option Plan

10.3(l)***	Israel Employees Form of Restricted Stock Unit Award Agreement for Section 102(b)(2) RSUs Granted Under the Saifun Semiconductors Ltd. 2003 Share Option Plan

10.4	Form of Indemnification Agreement with Directors and Executive Officers, filed as Exhibit 10.3 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.5(a)***	Form of Spansion Inc. Change of Control Severance Agreement, as amended, filed as Exhibit 10.30 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.

10.5(b)***	Form of Amended and Restated Spansion Inc. Change of Control Severance Agreement, filed as Exhibit 10.30 to Spansion’s Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.

10.6(a)***	Spansion LLC Employment Offer Letter to Bertrand F. Cambou, dated as of April 6, 2005, filed as Exhibit 10.52 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.6(b)***	Separation Agreement and Release between Spansion Inc. and Bertrand F. Cambou, dated as of February 4, 2009.

10.7***	Spansion LLC Employment Offer Letter to Thomas T. Eby, dated as of September 15, 2005, filed as Exhibit 10.53 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.8(a)***	Spansion LLC Employment Offer Letter to Robert C. Melendres, dated as of December 17, 2004, filed as Exhibit 10.54 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.8(b)***	Separation Agreement and Release between Spansion Inc. and Robert C. Melendres, dated as of April 7, 2009.

10.9***	Employment Offer Letter, dated as of February 9, 2006, between Spansion LLC and Dario Sacomani, filed as Exhibit 10.65 to Spansion’s Annual Report on Form 10-K dated March 15, 2006, is hereby incorporated by reference.

10.10***	Summary of Compensation Arrangements for Executive Officers, filed as Exhibit 99.1 to Spansion’s Current Report on Form 8-K dated March 14, 2008, is hereby incorporated by reference.

10.11(a)***	Form of Saifun Semiconductors Ltd. 2003 Share Option Plan Agreement, filed as Exhibit 10.55(e) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, 2008, is hereby incorporated by reference.

10.11(b)***	Form of Saifun Semiconductors Ltd. 2003 Share Option Plan Agreement, filed as Exhibit 10.55(f) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, is hereby incorporated by reference.

10.12***	Noncompetition and Retention Agreement between Spansion Inc. and Boaz Eitan, dated as of March 18, 2008, filed as Exhibit 10.60(a) to Spansion’s Quarterly Report on Form 10-Q dated for the quarter ended March 30, 2008, is hereby incorporated by reference.

10.13(a)***	Temporary Living Expenses and Relocation Expenses Agreement between Spansion LLC and Dario Sacomani, executed on May 7, 2008, filed as Exhibit 10.61 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, is hereby incorporated by reference.

10.13(b)***	Personal Leave Agreement and Release between Spansion Inc. and Dario Sacomani, dated as of April 10, 2009.

10.14***	Employment Offer Letter for John H. Kispert, dated February 12, 2009, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated February 17, 2009, is hereby incorporated by reference.

10.15***	Spansion Amended and Restated Executive Deferred Compensation Plan effective January 1, 2008.

Exhibit Number	Description of Exhibits
10.16***	Stockholders Agreement, dated as of December 21, 2005, by and among AMD Investments, Spansion Inc., Advanced Micro Devices, Inc., and Fujitsu Limited, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.17***	Form of Spansion Inc. Change of Control Severance Agreement filed as Exhibit 10.27(a) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.18(a)	Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., filed as Exhibit 10.4 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.18(b)	Amendment No. 1 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of October 1, 2007 between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.8 to Spansion’s Annual Report on Form 10-K dated December 27, 2008, is hereby incorporated by reference.

10.18(c)	Amendment No. 2 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of September 28, 2008 between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.19	Amended and Restated Fujitsu-Spansion Patent Cross-License Agreement between Fujitsu Limited and Spansion Inc., filed as Exhibit 10.5 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.20	Amended and Restated AMD-Spansion Patent Cross-License Agreement between Advanced Micro Devices, Inc. and Spansion Inc., filed as Exhibit 10.6 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.21	Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement among Fujitsu Limited, Advanced Micro Devices, Inc., AMD Investments, Inc. and Spansion Inc., filed as Exhibit 10.7 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.22	Amended and Restated Information Technology Services Agreement between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.8 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.23	Amended and Restated General Administrative Services Agreement between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.10 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.24	Amended and Restated General Administrative Services Agreement between Spansion Inc. and Advanced Micro Devices, Inc., filed as Exhibit 10.11 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.25	Amended and Restated Reverse General Administrative Services Agreement between Spansion Inc. and Advanced Micro Devices, Inc., filed as Exhibit 10.12 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.26*	Amended and Restated Non-Competition Agreement among Spansion Inc., Advanced Micro Devices, Inc. and Fujitsu Limited, filed as Exhibit 10.13 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.27	Remediation Agreement among Advanced Micro Devices, Inc., Fujitsu Limited and FASL LLC, dated as of June 30, 2003, filed as Exhibit 10.15 to Spansion’s Amendment No. 1 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.28	Manufacturing Services Agreement, dated June 30, 2003, between FASL LLC and Fujitsu Limited, filed as Exhibit 10.30 to Spansion’s Amendment No. 2 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.29	Form of Amendment to Manufacturing Services Agreement between FASL LLC and Fujitsu Limited, filed as Exhibit 10.35 to Spansion’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.30*	Master Semiconductor Foundry and Technology Transfer Agreement, dated August 11, 2005, between Spansion LLC and Taiwan Semiconductor Manufacturing Company, filed as Exhibit 10.33 to Spansion’s Amendment No. 9 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.31*	Foundry Agreement, dated March 31, 2005, between Spansion Japan and Fujitsu Limited, filed as Exhibit 10.34 to Spansion’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.32(a)	Foundry Agreement, effective as of September 28, 2006, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited, filed as Exhibit 10.74 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.32(b)	Amendment No. 1 to the Amended and Restated Foundry Agreement, effective March 21, 2008 and entered into as of June 19, 2008, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology, Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited and its assignee, Fujitsu Microelectronics Limited, filed as Exhibit 10.37(a) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, is hereby incorporated by reference.

10.32(c)	Amendment No. 2 to the Amended and Restated Foundry Agreement, effective as of March 21, 2008 and entered into as of December 31, 2008, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology, Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited and its assignee, Fujitsu Microelectronics Limited.

10.32(d)	Waiver of Payment Terms, dated June 30, 2008, by Fujitsu Microelectronics Limited, and agreed to by Spansion Inc., Spansion Technology, Inc., Spansion LLC and Spansion Japan Limited, filed as Exhibit 10.37(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, is hereby incorporated by reference.

10.33(a)	Secondment and Transfer Agreement, dated as of September 28, 2006, between Spansion Japan Limited and Fujitsu Limited, filed as Exhibit 10.75 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.34(a)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(k) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.34(b)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(l) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.34(c)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(m) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.34(d)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(n) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.35(a)*	Foundry Agreement by and between Semiconductor Manufacturing International Corporation and Spansion LLC dated August 31, 2007, filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.35(b)*	First Amendment to the Foundry Agreement by and between Semiconductor Manufacturing International Corporation and Spansion LLC dated August 15, 2008, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.36	Agreement by and among Spansion Inc., Fujitsu Limited and Fujitsu Microelectronics Limited dated September 11, 2008, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.37	Amendment No. 1 to Credit Agreement, dated April 7, 2006, among Spansion LLC, Bank of America, N.A., and the lenders party thereto, filed as Exhibit 10.41(a) to Spansion’s Form 10-Q for the quarter ended March 26, 2006, is hereby incorporated by reference.

10.38	Amendment No. 4 to Credit Agreement and Consent, dated as of March 24, 2008, among Spansion LLC, Spansion Inc., Bank of America, N.A., and the lenders party thereto, filed as Exhibit 10.23(c) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, is hereby incorporated by reference.

10.39	Amendment No. 5 to Credit Agreement and Amendment No. 3 to Security Agreement dated as of December 23, 2008 among Spansion LLC, Spansion Inc. and Bank of America, N.A., and the lenders party thereto.

10.40	Continuing Guaranty to the Credit Agreement, dated April 21, 2006, between Spansion Inc. and Bank of America, N.A., filed as Exhibit 10.41(c) to Spansion’s Form 10-Q for the quarter ended March 26, 2006, is hereby incorporated by reference.

10.41(a)	Facility Agreement, dated as of March 30, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, Sumisho Lease Co., Ltd., Mitsui Leasing & Development, Ltd., and certain lenders thereto, filed as Exhibit 10.65 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007, is hereby incorporated by reference.

10.41(b)	Amendment No. 1 to Facility Agreement, dated as of August 1, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, Sumisho Lease Co., Ltd., Mitsui Leasing & Development, Ltd., and certain lenders thereto, filed as Exhibit 10.65(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, is hereby incorporated by reference.

10.41(c)	Amendment No. 2 to Facility Agreement, dated as of December 13, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, Sumisho Lease Co., Ltd., Mitsui Leasing & Development, Ltd., and certain lenders thereto.

Exhibit Number	Description of Exhibits
10.41(d)	Amendment No. 3 to Facility Agreement, dated as of February 18, 2008, among Spansion Japan Limited, GE Capital Leasing Corporation, Sumisho Lease Co., Ltd., Mitsui Leasing & Development, Ltd., and certain lenders thereto, filed as Exhibit 10.40(c) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, is hereby incorporated by reference

10.41(e)	Amendment No. 4 and Waiver to Facility Agreement, dated as of November 5, 2008, among Spansion Japan Limited, GE Financial Services Corporation (formerly known as GE Capital Leasing Corporation), as Administrative Agent, and certain lenders thereto.

10.42	Security Agreement, dated September 19, 2005, between Spansion LLC, as Grantor, and Bank of America, N.A., as Agent, filed as Exhibit 10.42 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.43	Stock Pledge, dated September 19, 2005, between Spansion LLC, as Pledgor, and Bank of America, N.A., as Agent, filed as Exhibit 10.43 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.44	Joinder Agreement to the Credit Agreement, dated April 21, 2006, among Spansion Inc., Bank of America, N.A., and the lenders party to the Credit Agreement, filed as Exhibit 10.41(b) to Spansion’s Form 10-Q for the quarter ended March 26, 2006, is hereby incorporated by reference.

10.45	Security Agreement, dated as of March 30, 2007, between Spansion Japan Limited and GE Capital Leasing Corporation filed as Exhibit 10.66 to Spansion’s Annual Report on Form 10-K dated February 27, 2007, is hereby incorporated by reference.

10.46(a)	Security Agreement, dated as of March 30, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, and certain secured parties thereto, filed as Exhibit 10.67 to Spansion’s Annual Report on Form 10-K dated February 27, 2007, is hereby incorporated by reference.

10.46(b)	Amendment to Security Agreement, dated as of April 26, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation and the Finance Parties, filed as Exhibit 10.67(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, is hereby incorporated by reference.

10.47	Pledge and Security Agreement, dated May 18, 2007, by and among Spansion Inc., Spansion LLC, Spansion Technology Inc. and Wells Fargo, National Association, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference.

10.48(a)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (Santa Clara County, California), effective as of May 18, 2007, by Spansion LLC to First American Title Insurance Company, as trustee, for the benefit of Wells Fargo Bank, National Association, as collateral agent, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference.

10.49(b)	Amendment No. 1 to Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (Santa Clara County, California), effective as of June 7, 2007, by Spansion LLC to First American Title Insurance Company, as trustee, for the benefit of Wells Fargo Bank, National Association, as collateral agent, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated June 7, 2007, is hereby incorporated by reference.

10.50	Second Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (Santa Clara County, California), effective as of May 18, 2007, by Spansion LLC to PRLAP, Inc., as Trustee, for the benefit of Bank of America, N.A., as administrative agent, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.51(a)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (Travis County, Texas), effective as of May 18, 2007, by Spansion LLC to R. J. Dold, as trustee, for the benefit of Wells Fargo Bank, National Association, as collateral agent, filed as Exhibit 10.4 to Spansion’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference

10.51(b)	Amendment No. 1 to Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (Travis County, Texas), effective as of June 7, 2007, by Spansion LLC to R. J. Dold, as trustee, for the benefit of Wells Fargo Bank, National Association, as collateral agent, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated June 7, 2007, is hereby incorporated by reference.

10.52	Form of Voting Undertaking between Spansion and certain shareholders of Saifun Semiconductors Ltd., filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated October 9, 2007, is hereby incorporated by reference.

10.53	Revolving Credit Facility Agreement by and among Spansion Japan Limited, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and the lenders party thereto, dated as of December 28, 2007, filed as Exhibit 10.48 to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.54	Credit Line Account Application and Agreement for Organizations and Businesses between Spansion LLC and UBS Bank USA, dated as of December 29, 2008.

10.55(a)	Lease Agreement, dated as of September 30, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(a) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.55(b)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between General Electric Capital Corporation and Spansion LLC, filed as Exhibit 10.1(b) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.55(c)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(c) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.55(d)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(d) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.55(e)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between General Electric Capital Corporation and Spansion LLC, filed as Exhibit 10.1(e) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.55(f)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between ORIX Financial Services, Inc. and Spansion LLC, filed as Exhibit 10.1(f) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.55(g)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Merrill Lynch Capital and Spansion LLC, filed as Exhibit 10.1(g) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.55(h)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Macquarie Electronics USA Inc. and Spansion LLC, filed as Exhibit 10.1(h) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.55(i)	Amended Schedule to Lease Agreement, dated as of December 21, 2005, between Macquarie Electronics USA Inc. and Spansion LLC, filed as Exhibit 10.1(i) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.55(j)	Amended Schedule to Lease Agreement, dated as of December 21, 2005, between Merrill Lynch Capital and Spansion LLC, filed as Exhibit 10.1(j) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.56	Amendment Agreement dated December 30, 2005 to Master Lease Agreement dated January 5, 2005, between Spansion Japan Limited and Sumicrest Leasing Limited, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated January 5, 2006, is hereby incorporated by reference.

10.57	Master Lease Agreement, dated as of September 28, 2006, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited, filed as Exhibit 10.73 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.58	Master Rental Agreement between Spansion LLC and Macquarie Electronics USA Inc., dated as of March 26, 2008, filed as Exhibit 10.59 to Spansion’s Quarterly Report on Form 10-Q dated for the quarter ended March 30, 2008, is hereby incorporated by reference.

10.59	Settlement Agreement among Spansion LLC, Spansion Inc. and Samsung Electronics Co., Ltd., dated as of March 16, 2009.

21	Subsidiaries of Spansion Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
***	Management Agreement or Compensation Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2009	SPANSION INC.

	By:	/S/ JOHN H. KISPERT
John H. Kispert President, Chief Executive Officer and Interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John H. Kispert and Donald L. Lucas, and each of them, their true and lawful attorneys-in-fact, each with full power of substitution, for them in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN H. KISPERT John H. Kispert	President, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer)	May 12, 2009

/S/ JOHN H. KISPERT John H. Kispert	President, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 12, 2009

/S/ DONALD L. LUCAS Donald L. Lucas	Chairman of the Board of Directors	April 29, 2009

/S/ DAVID K. CHAO David K. Chao	Director	April 30, 2009

/S/ GILLES DELFASSY Gilles Delfassy	Director	April 30, 2009

/S/ BOAZ EITAN Boaz Eitan	Director	May 1, 2009

/S/ JOHN M. STICH John M. Stich	Director	April 30, 2009