Form 10-Q
period 2009-03-29
Spansion Inc.
filed 2009-12-31
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on December 27, 2009:

Class	Number of Shares
Class A Common Stock, $0.001 par value	162,291,633

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Spansion Inc.

(Debtor-in-Possession)

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008 (1)

Net sales	$289,679	$400,183
Net sales to related parties	109,949	170,089

Total net sales	399,628	570,272

Cost of sales (Note 9)	383,035	475,810
Research and development (Note 9)	44,746	120,321
Sales, general and administrative (Note 9)	104,029	64,764
In-process research and development	—	10,800
Restructuring charges	23,942	—

Operating loss before reorganization items	(156,124)	(101,423)

Interest and other income (expense), net	480	3,379
Interest expense(2)	(24,466)	(22,814)
Gain on deconsolidation of subsidiary	30,100	—

Loss before reorganization items and income taxes	(150,010)	(120,858)

Reorganization items	(362,457)	—

Loss before income taxes	(512,467)	(120,858)
Provision (benefit) for income taxes	168	(564)

Net loss	$(512,635)	$(120,294)

Net loss per share - basic and diluted	$(3.18)	$(0.87)

Shares used in per share calculation - basic and diluted	161,283	138,765

(1)	The Statement of Operations for the three months ended March 30, 2008 has been adjusted to reflect the change in accounting for the Company’s Exchangeable Senior Subordinated Debentures as described in Note 3.
(2)	Contractual interest expense for the three months ended March 29, 2009 was $26,988.

See accompanying notes

Spansion Inc.

(Debtor-in-Possession)

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 29, 2009	December 28, 2008 (1)
Assets
Current assets:
Cash and cash equivalents	$95,327	$116,387
Trade accounts receivable	155,085	132,099
Trade accounts receivable from related parties (Note 9)	180,801	111,448
Allowance for doubtful accounts	(54,283)	(8,106)
Other receivables	—	7,789
Other receivables from related parties (Note 9)	—	6,127
Inventories:
Raw materials	20,176	16,305
Work-in-process	102,353	264,393
Finished goods	58,762	98,459

Total inventories	181,291	379,157
Deferred income taxes	3,213	3,213
Prepaid expenses and other current assets	34,732	35,225

Total current assets	596,166	783,339
Property, plant and equipment, net	440,600	795,030
Auction rate securities	104,848	94,014
Other assets	94,900	101,489

Total assets	$1,236,514	$1,773,872

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable to banks under revolving loans	$—	$105,687
Short term note	79,197	—
Accounts payable	29,955	465,844
Accounts payable to related parties (Note 9)	21,926	74,592
Accrued compensation and benefits	7,534	60,412
Accrued liabilities to related parties (Note 9)	—	5,092
Other accrued liabilities	37,230	88,943
Income taxes payable	2,519	3,972
Deferred income	43,524	35,285
Current portion of long-term debt and obligations under capital leases	—	1,126,849

Total current liabilities	221,885	1,966,676
Deferred income taxes	3,267	3,267
Long-term debt, less current portion	—	210,246
Other long-term liabilities	47,280	44,330

Total long-term liabilities	50,547	257,843

Liabilities subject to compromise	1,827,146	—

Total liabilities	2,099,578	2,224,519

Stockholders’ deficit	(863,064)	(450,647)

Total liabilities and stockholders’ deficit	$1,236,514	$1,773,872

(1)	The Balance Sheet as of December 28, 2008 has been adjusted to reflect the change in accounting for the Company’s Exchangeable Senior Subordinated Debentures as described in Note 3.

See accompanying notes

Spansion Inc.

(Debtor-in-Possession)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008 (1)
Cash Flows from Operating Activities:
Net loss	$(512,635)	$(120,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and in-process research and development write-off	61,200	155,127
Net provision for doubtful accounts	17,708	341
Provision (benefit) for deferred income taxes	—	(10,682)
Net gain on sale and disposal of property, plant, and equipment	(1,902)	(8,483)
Compensation recognized under employee stock plans	5,430	4,736
Gain on deconsolidation of Japan	(30,100)	—

Changes in operating assets and liabilities, net of effects of deconsolidation of subsidiary:
(Increase) decrease in trade accounts receivable and other receivables	(54,018)	51,585
Decrease (increase) in inventories	142,499	(49,233)
Increase in prepaid expenses and other current assets	(25,191)	(1,157)
Increase in other assets	(8,936)	(1,316)
Increase in accounts payable, accrued liabilities and accrued compensation	383,219	33,105
Decrease in income taxes payable	(277)	(9,551)
Increase in deferred income	3,226	14,555

Net cash (used) provided by operating activities	(19,777)	58,733

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	45	2,963
Purchases of property, plant and equipment	(3,921)	(176,358)
Proceeds from maturity and sale of marketable securities	—	131,700
Purchases of marketable securities	—	(36,950)
Loan made to an investee	(5,263)	(3,125)
Cash proceeds from Saifun acquisition	—	733
Cash decrease due to deconsolidation of subsidiary	(52,092)	—

Net cash used by investing activities	(61,231)	(81,037)

Cash Flows from Financing Activities:
Proceeds from borrowings, net of issuance costs	117,758	231,107
Payments on debt and capital lease obligations	(54,715)	(70,420)

Net cash provided by financing activities	63,043	160,687

Effect of exchange rate changes on cash and cash equivalents	(3,095)	(4,424)

Net (decrease) increase in cash and cash equivalents	(21,060)	133,959
Cash and cash equivalents at the beginning of period	116,387	199,092

Cash and cash equivalents at end of period	$95,327	$333,051

Non-cash investing and financing activities:
Equipment capital leases	$—	$50,474
Issuance of common stock and stock options to acquire Saifun	$—	$108,898

(1)	The Statement of Cash Flows for the three months ended March 28, 2008 has been adjusted to reflect the change in accounting for the Company’s Exchangeable Senior Subordinated Debentures as described in Note 3.

See accompanying notes

Spansion Inc.

(Debtor-in-Possession)

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

The Company’s Flash memory devices are used primarily to store microprocessor instructions (code), or code and data in embedded applications, and are incorporated into a broad range of electronic products, including mobile phones, consumer electronics, automotive electronics, networking and telecommunications equipment, data center servers, personal computers and PC peripheral applications.

2. Creditor Protection Proceedings

On February 10, 2009, Spansion Japan Limited (Spansion Japan), an indirectly wholly owned subsidiary of Spansion Inc., filed a proceeding under the Corporate Reorganization Law (Kaisha Kosei Ho) of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding), and successively the Spansion Japan Proceeding was formally commenced on March 3, 2009 (the Commencement Date), when the Tokyo District Court entered the commencement order and appointed the incumbent representative director of Spansion Japan as trustee. On March 1, 2009 (the Petition Date), Spansion Inc., Spansion LLC, Spansion Technology LLC, Spansion International, Inc., and Cerium Laboratories LLC (collectively, the Debtors) each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the Chapter 11 Cases). The Chapter 11 Cases are being jointly administered under Case No: 09-10690 (KJC). The Chapter 11 Cases, together with the Spansion Japan Proceeding are referred to collectively as the Creditor Protection Proceedings.

As required under the U.S. Bankruptcy Code, the United States Trustee for the District of Delaware (the Trustee) appointed an official committee of unsecured creditors on March 12, 2009 (the U.S. Creditors’ Committee). In addition, a group purporting to hold substantial amounts of the Company’s publicly traded Senior Secured Floating Rate Notes due 2013 has organized (the Floating Rate Noteholders). The role of the U.S. Creditors’ Committee and the Floating Rate Noteholders in the Chapter 11 Cases may develop and change while the Chapter 11 Cases are pending, and there can be no assurance that either constituent will support the Company’s positions on matters to be presented to the U.S. Bankruptcy Court or on any comprehensive plan of reorganization.

The Debtors continue to operate their businesses as “debtors-in-possession” under jurisdiction of the U.S. Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and orders of the U.S. Bankruptcy Court. Non-U.S. subsidiaries that are not included in the Creditor Protection Proceedings (Non-Debtor Affiliates) continue to operate without the supervision of the U.S. Bankruptcy Court.

Plan of Reorganization

On October 26, 2009, the Company filed with the U.S. Bankruptcy Court a proposed Plan of Reorganization, together with an accompanying Disclosure Statement. On each of November 25, 2009 and December 9, 2009, the Company filed an amended proposed Plan of Reorganization together with an accompanying amended Disclosure Statement. The Plan of Reorganization provides for an equitable distribution to holders of allowed claims in certain classes of creditors, preserves the value of the Debtors’

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

businesses as going concerns and preserves many jobs of the Debtors’ employees. The Plan of Reorganization, if accepted by the requisite majorities of one or more of the affected class of creditors and approved by the U.S. Bankruptcy Court, would be binding on all creditors within each affected class, including those that did not vote to accept the proposal. The ultimate recovery to creditors and security holders, if any, will not be determined until a plan of reorganization is approved and all claims have been finalized.

Under the proposed Plan of Reorganization, as amended, the Debtors will be reorganized (Reorganized Debtors) through the consummation of several transactions in which new securities of each Reorganized Debtor will be issued and distributed in accordance with the Plan of Reorganization. These transactions will include:

•

the distribution of cash, new senior notes and new convertible notes, or cash raised through a rights offering and/or debt issuance, providing that such cash is raised no later than February 12, 2010, to holders of the Company’s existing Floating Rate Notes;

•	the distribution of new Spansion common stock to holders of general unsecured claims;

•	the cancellation of Spansion Inc.’s existing equity securities, including all shares of Class A Common Stock and existing options to purchase shares of Class A Common Stock; and

•	the retention of the assets of the Debtors in the Reorganized Debtors.

The proposed Plan of Reorganization provides for the treatment of claims of creditors on a “waterfall” basis that allocates value to the Debtors’ creditors and stockholders in accordance with the priorities of the U.S. Bankruptcy Code. Pursuant to the Plan of Reorganization, allowed administrative claims and priority tax claims would be paid in full in cash or cash equivalents. Other allowed secured claims would be reinstated, paid in full in cash or cash equivalents, or have the collateral securing such claims returned to the secured creditor. Allowed unsecured convenience claims (all claims $2,000 or less) would be paid in full in cash or cash equivalents. Any remaining value would be distributed on a pro rata basis to holders of allowed unsecured claims in the form of new Spansion common stock. Under the proposed Plan of Reorganization, the Company’s stockholders will not be entitled to any recovery, making such shares of common stock valueless.

The proposed Plan of Reorganization assumes that allowed claims will range from approximately $1.6 billion to approximately $2.1 billion after completion of the claims objection, reconciliation and resolution process. In addition to the range specified above, Spansion Japan has asserted that it has been damaged as a result of the foundry agreement rejection in an amount up to $1.0 billion, although it has not yet initiated action in court regarding this assertion. As of March 29, 2009, the Company accrued expected allowed claims totaling approximately $1.8 billion classified as liabilities subject to compromise in the accompanying balance sheet. If the expected amount of allowed claims increases over the amount currently accrued, the Company will record additional reorganization expense in the period of such determination. Because disputed claims, including litigation instituted by the Company challenging so-called “make whole,” premium, or “no-call” claims, have not yet been finally adjudicated, and the Debtors’ total enterprise value upon emergence has not yet been finally determined, no assurances can be given that actual recoveries to creditors and interest holders will not be materially higher or lower than proposed in the Plan of Reorganization. The Disclosure Statement contains detailed information about the Plan of Reorganization, a historical profile of the Debtors’ business, a description of proposed distributions to creditors, and an analysis of the Plan of Reorganization’s feasibility, as well as many of the technical matters required for the exit process, such as descriptions of who will be eligible to vote on the Plan of Reorganization and the voting process itself. The information contained in the Disclosure Statement is subject to change, whether as a result of further amendments to the Plan of Reorganization, actions of third parties or otherwise.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

On December 18, 2009, the U.S. Bankruptcy Court approved the adequacy of the Disclosure Statement, the solicitation and notice procedures with respect to confirmation of the Plan of Reorganization and the form of various ballots and notices in connection therewith. The U.S. Bankruptcy Court established December 14, 2009, as the record date for determining eligibility to vote on the Plan of Reorganization. Nothing contained in this Report is intended to be, nor should it be construed as, a solicitation for a vote on the Plan of Reorganization.

The Plan of Reorganization will become effective only if is confirmed by the U.S. Bankruptcy Court. The voting and objection deadline with respect to the Plan of Reorganization is scheduled for January 26, 2010. The confirmation hearing in the U.S. Bankruptcy Court is scheduled to begin on February 11, 2010. If the U.S. Bankruptcy Court confirms the Plan of Reorganization, the Debtors expect to emerge from Chapter 11 shortly thereafter. However, there can be no assurance that the Debtors will be successful in obtaining the necessary votes to approve the Plan of Reorganization, that the U.S. Bankruptcy Court will confirm the Plan of Reorganization or that it will be implemented successfully.

Business Relationship with Spansion Japan and Foundry Agreement

Spansion Japan Limited (Spansion Japan), a wholly-owned subsidiary of the Company made filings for corporate reorganization proceedings on February 10, 2009, and formally commenced corporate reorganization proceedings in Japan on March 3, 2009. Spansion Japan is now managed by a trustee appointed by the Japanese Court and is subject to the general supervision of the Japanese Court and a court–appointed supervisory attorney. As a result, and in accordance with U.S. GAAP, the financial results of Spansion Japan are no longer included in the consolidated financial results of the Company for periods beginning March 3, 2009. The effect of the deconsolidation at March 3, 2009 was a $30.1 million gain representing the difference between the carrying value of the Company’s investment in Spansion Japan and the fair value of the Company’s retained non-controlling interest in Spansion Japan, which was valued at zero.

Spansion Japan facilitates distribution of the Company’s products in Japan and also manufactures and supplies sorted and unsorted silicon wafers to the Company. The wafers purchased from Spansion Japan are a material component of the Company’s “cost of goods sold,” and historically the wafer prices were governed by a pre-petition foundry agreement. For the reasons described in more detail below, the Company believes that the prices under the foundry agreement greatly exceed the amounts that the U.S. Bankruptcy Court will require the Company to pay for wafers purchased during the period from February 9, 2009 (20 days prior to the Petition Date) through October 27, 2009 (the date when the Company and Spansion Japan mutually agreed to pricing terms through executed purchase orders). Commencing no later than the Petition Date, the Company worked with Spansion Japan and its creditors to renegotiate wafer prices. The Company believed for a time that it had reached an agreement with Spansion Japan on new wafer prices and volumes, with retroactive effect to March 1, 2009. Subsequently, it became clear that Spansion Japan did not intend to honor the tentative agreement, which was never formalized. Further efforts by the Company to renegotiate the prices under the foundry agreement were unsuccessful and in October 2009, the Company filed a motion with the U.S. Bankruptcy Court to reject the foundry agreement. An order rejecting the foundry agreement was issued by the U.S. Bankruptcy Court on November 19, 2009. As a result, there is no valid contract establishing pricing for the wafers the Company has received from Spansion Japan from February 9,

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2009 through October 27, 2009 (Disputed Period). The Company believes that under the U.S. Bankruptcy Code, Spansion Japan is only entitled to receive the actual, necessary costs and expenses of preserving the Company’s bankruptcy estate. The Company believes that this means that Spansion Japan is only entitled to receive the value to the Company for wafers shipped during the Disputed Period. Accordingly, management estimated the value of the wafers purchased from Spansion Japan during this period based on: 1) the report of an independent consultant, 2) information from third party foundries interested in supplying the Company’s wafer needs, 3) the terms of the mutually agreed pricing with Spansion Japan subsequent to October 27, 2009, and 4) the discussions with Spansion Japan to date to resolve the pricing dispute.

Management believes its estimates of value are reasonable and appropriate for wafers purchased during the Disputed Period. The condensed consolidated financial statements for the three months ended March 29, 2009 included in this Report reflect the Company’s estimates of value for goods and services provided by Spansion Japan since February 9, 2009. The U.S. Bankruptcy Court is scheduled to hear evidence to establish the value of wafers purchased during the Disputed Period from Spansion Japan on January 8, 2010. A negotiated settlement, or a finding by the U.S. Bankruptcy Court that the value of wafers purchased during the Disputed Period from Spansion Japan is different than the Company’s estimates, will have an impact on the Company’s results of operations and that impact could be material. Moreover, a settlement or ruling could also have a material impact on the financial condition of the Company, as described further below. For example, if the U.S. Bankruptcy Court were to determine that the value was equal to the pricing terms in the original foundry agreement, the Company estimates that its liability to Spansion Japan for wafer deliveries during the Disputed Period may be approximately $180.0 million greater than the liability recorded by the Company using its estimates of wafer value over the same period.

As mentioned above, the Company no longer controls, but still uses Spansion Japan for wafer manufacturing and sort services to provide products to the Company’s customers globally, and for distribution of its products to customers in Japan. Any of the trustee of Spansion Japan, the Tokyo District Court, the supervising attorney, or Spansion Japan’s creditors could take actions that result in a reduction or elimination of the supply of those products and services to the Company. Moreover, the current deadline for Spansion Japan to submit a plan of reorganization to the Japanese Court is February 24, 2010. There can be no assurance that Spansion Japan’s plan of reorganization will be approved, or that Spansion Japan will not be liquidated. As a result of these aforementioned risks, and also as a result of the protracted wafer pricing dispute mentioned above, the Company has been implementing plans to mitigate against the impact that would result if for any reason Spansion Japan reduced its supply of, or ceased supplying, the goods and services to the Company. Nevertheless, a sudden and unanticipated reduction or cessation of the supply of goods and services from Spansion Japan might be disruptive and have an adverse impact on the Company’s results of operations and that impact could be material.

On September 24, 2009, GE Financial Services Corporation (the principal secured creditor of Spansion Japan), on its own behalf and on behalf of Spansion Japan’s secured creditors, filed a motion asserting that the pricing for wafers shipped since the Petition Date should be governed by the foundry agreement and seeking an undetermined administrative expense claim. On September 28, 2009, the trustee of Spansion Japan filed a motion asserting that the original foundry agreement governs the pricing for wafers shipped to Spansion LLC since the Petition Date. Spansion Japan has also filed claims of approximately $115.0 million for goods and services delivered to the Company pre-petition. Moreover, Spansion Japan has asserted that it has been damaged as a result of the foundry agreement rejection in an amount up to $1.0 billion, although it has not yet initiated action in court regarding this assertion.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company believes it has strong defenses to all of these assertions, and barring a negotiated settlement on acceptable terms, intends to vigorously contest these matters. An award of damages resulting from the rejection of the foundry agreement may result in a charge to earnings and a claim classified as a pre-petition liability which might entitle Spansion Japan to a pro-rata distribution of new Spansion common stock. A determination by the U.S. Bankruptcy Court that required additional payments to Spansion Japan for goods and services received after February 9, 2009 would be an administrative claim and accordingly would entitle Spansion Japan to a cash recovery. Such a determination might impact the results of operations and financial condition of the Company. Depending on the size of such an award, the impact could be material and render the current plan of reorganization infeasible, which could hinder or delay the Company’s emergence from bankruptcy.

3. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s operating results, financial position and cash flows. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year ending December 27, 2009.

The commencement of the Creditor Protection Proceedings raises substantial doubt as to whether the Company will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) as applied by the Company prior to the Creditor Protection Proceedings. The accompanying consolidated financial statements continue to be prepared using the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Chapter 11 Cases have provided the Company with a period of time to stabilize its operations and financial condition and to develop the proposed Plan of Reorganization. However, it is not possible to predict the outcome of these proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, it is not possible to predict whether the actions taken in the proposed Plan of Reorganization or any other reorganization plan will result in improvements to the Company’s financial condition sufficient to allow it to continue as a going concern. If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of the Company’s assets and liabilities in its consolidated financial statements included in those filings. Further, an amendment to the Plan of Reorganization could materially change the carrying amounts and classifications reported in the accompanying consolidated financial statements in future filings.

The accompanying consolidated financial statements do not purport to reflect or provide for the outcome of the Creditor Protection Proceedings. In particular, such consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that will ultimately be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholders accounts, the effect of any changes that may be made in the Company’s capitalization; or (d) as to operations, the effect of any changes that may be made in the Company’s business.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The accompanying consolidated financial statements reflect the accounting, presentation, and disclosure requirements prescribed by American Institute of Certified Public Accountants Statement of Position (SOP) No. 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, now codified in FASB Accounting Standards Codification (ASC) Topic 852, Reorganization (ASC 852). Accordingly, liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases have been segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet. The ultimate amount of and settlement terms for the Company’s pre-petition liabilities are dependent on the outcome of the Chapter 11 Cases and, accordingly, are not presently determinable. Professional fees associated with the Chapter 11 Cases and certain gains and losses resulting from reorganization of the Company’s business have been reported separately as reorganization items. In addition, interest expense has been reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed priority, secured or unsecured claim under the Chapter 11 Cases and interest income earned during the Chapter 11 Cases is reported as a reorganization item.

Furthermore, effective as of March 3, 2009, the Company deconsolidated Spansion Japan because, despite its 100 percent equity ownership interest, the Company no longer controls Spansion Japan due to the appointment of a trustee in the Spansion Japan Proceeding on March 3, 2009. Upon deconsolidation, the Company recorded a gain of $30.1 million. The gain represents the difference between the carrying value of the Company’s investment in Spansion Japan immediately before deconsolidation (100 percent of Spansion Japan’s stockholder’s deficit adjusted by the net receivables from Spansion Japan) and the estimated fair value of the Company’s retained noncontrolling interest in Spansion Japan (zero). Since March 3, 2009, the Company has accounted for its interest in Spansion Japan as a cost basis investment. The results of operations of Spansion Japan after March 3, 2009 are not included in the Company’s condensed consolidated statement of operations and the carrying value of the cost basis investment at March 29, 2009 was zero. Transactions between the Company and Spansion Japan after March 3, 2009, have been reflected as transactions with a third party.

With the exception of Spansion Japan as described above, the condensed consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries, and all intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements do not include certain financial footnotes and disclosures required under U.S. generally accepted accounting principles for audited financial statements. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the year ended December 28, 2008 included in the Company’s Annual Report on Form 10-K, filed with the SEC on May 7, 2009.

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended March 29, 2009 and March 30, 2008 both consisted of 13 weeks.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements and disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Estimates are used to account for the fair value of the retained non-controlling interest in Spansion Japan, the fair value of certain marketable securities, revenue, the allowance for doubtful accounts, inventory, including the value of inventory purchased from Spansion Japan, valuation of acquired intangible assets, impairment of long-lived assets, income taxes, stock-based compensation expenses, liabilities subject to compromise including debt subject to the requirements of FSP APB 14-1 (see below), product warranties, pension and postretirement benefits, and liability for wafer purchases from Spansion Japan. Actual results may differ from those estimates, and such differences may be material to the Company’s consolidated financial statements.

Adoption of New Accounting Pronouncement

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), now codified principally in ASC Topic 470, Debt (ASC 470). This accounting standard provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component) by first determining the carrying amount of the liability. To calculate this amount, the Company must determine the fair value of the liability excluding the embedded conversion option and by giving effect to other substantive features, such as put and call options, and then allocating the excess of the initial proceeds to the embedded conversion options. The excess of the principal amount of the liability component over its carrying amount is reported as a debt discount and is amortized as interest expense over the expected life of the instrument.

The Company retrospectively adopted FSP APB 14-1, which impacted the Company’s accounting for its Exchangeable Senior Subordinated Debentures, issued in June 2006. The Exchangeable Senior Subordinated Debentures bear interest at 2.25 percent per annum, payable on June 15 and December 15 of each year beginning December 15, 2006 until the maturity date of June 15, 2016. As a result of adopting FSP APB 14-1, the Company recorded an equity component of $117.4 million, representing the fair value of the embedded conversion options, and a liability component of $89.6 million, representing the fair value of the debentures as of the date issuance. The net carrying amount of the liability portion of the Exchangeable Senior Subordinated Debentures was included in liabilities subject to compromise at March 29, 2009 and current portion of long-term debt and obligations under capital leases at December 28, 2008.

The table below shows the components of the net carrying amount of the liability portion of the Exchangeable Senior Subordinated Debentures at March 29, 2009 and at December 28, 2008:

	March 29, 2009	December 28, 2008
	(in thousands)
Principal amount of liability component	$207,000	$207,000
Unamortized discount	(97,767)	(99,241)

Net carrying amount	$109,233	$107,759

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As a result of adopting FSP APB 14-1, the Company recorded additional non-cash interest expense resulting from recognizing the accretion of the discounted carrying value of the Exchangeable Senior Subordinated Debentures to their face amount as interest expense over the term of the debt, which matures on June 15, 2016. However, pursuant to the accounting guidance for entities in reorganization,, interest expense recorded subsequent to March 1, 2009 only includes amounts expected to be actually paid during the Creditor Protection Proceedings, and as a result amortization of the discounted carrying value ceased. The following represents the components of interest expense and effective interest rates relating to the Exchangeable Senior Subordinated Debentures:

	Quarter Ended March 29, 2009	Quarter Ended March 30, 2008
	(in thousands)
Contractual interest expense	$806	$1,177
Amortization of discount	1,475	1,876

Total interest expense	$2,281	$3,053

Effective interest rate	12.23%	12.23%

For the quarter ended March 29, 2009, the effect of applying the provisions of FSP APB 14-1, was an increase in non-cash interest expense of approximately $1.5 million, which represents accretion of the unamortized debt discount associated with the Exchangeable Senior Subordinated Debentures, partially offset by lower amortization of capitalized issuance costs as a portion of these were allocated to equity.

The following tables show the financial statement line items affected by retrospective application of FSP APB 14-1:

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended
	December 28, 2008			December 30, 2007
	As Adjusted under FSP APB 14-1	As reported	Effect of Change	As Adjusted under FSP APB 14-1	As reported	Effect of Change
Interest expense	$(105,536)	$(97,843)	$(7,693)	$(87,460)	$(80,803)	$(6,657)
Other income (expense), net	(100,336)	(92,643)	(7,693)	(54,865)	(48,208)	(6,657)
Loss before income taxes	(2,372,147)	(2,364,454)	(7,693)	(295,297)	(288,640)	(6,657)
Net loss	(2,435,012)	(2,427,319)	(7,693)	(270,153)	(263,496)	(6,657)

Net loss per share:
Basic and diluted	$(15.69)	$(15.64)	$(0.05)	$(2.00)	$(1.95)	$(0.05)

Shares used in per share calculation:
Basic and diluted	155,162	155,162		134,924	134,924

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Quarter Ended March 30, 2008
	As Adjusted under FSP APB 14-1	As Previously Reported	Effect of Change
Interest expense	$(22,814)	$(20,991)	$(1,823)
Other expense, net	(19,435)	(17,612)	(1,823)
Loss before income taxes	(120,858)	(119,035)	(1,823)
Net loss	(120,294)	(118,471)	(1,823)

Net loss per common share:
Basic and diluted	$(0.87)	$(0.85)	$(0.02)
Shares used in per share calculation:
Basic and diluted	138,765	138,765

Consolidated Balance Sheet

(in thousands)

	December 28, 2008
	As Adjusted under FSP APB 14-1	As Previously Reported	Effect of Change
Other assets (1)	$101,489	$103,061	$(1,572)
Total assets	1,773,872	1,775,444	(1,572)
Current portion of long-term debt (2)	1,087,786	1,187,027	(99,241)
Stockholders’ deficit:
Additional paid-in capital (3)	2,471,902	2,356,629	115,273
Accumulated deficit (4)	(2,997,589)	(2,979,985)	(17,604)
Total stockholders’ deficit	(450,647)	(548,316)	97,669
Total liabilities and stockholders’ deficit	1,773,872	1,775,444	(1,572)

(1)	The effect of the change on other assets includes the allocation of a portion of the capitalized issuance costs to the equity component of $2.1 million, offset by lower amortization of these costs from the issuance date of $0.5 million.
(2)	The effect of the change on current portion of long-term debt includes the discount determined as of the original issuance date of the Exchangeable Senior Subordinated Debentures of $117.4 million, less amortization of the discount from the issuance date of $18.1 million.
(3)	The effect of the change on paid-in capital includes the discount determined as of the original issuance date of the Exchangeable Senior Subordinated Debentures of $117.4 million, less the portion of the original debt issuance costs allocated to the equity component of $2.1 million.
(4)	The effect of the change on accumulated deficit includes the amortization of the discount from the issuance date of $18.1 million, less adjustment to the amortization of debt issuance costs of $0.5 million.

New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (Statement 168). Statement 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Because the Company is filing these condensed consolidated financial statements with the SEC after the effective date of this accounting standard, the Company elected to apply the guidance set forth in this accounting standard to the accompanying notes to these condensed consolidated financial statements.

4. Reorganization Items

Entities in reorganization are required to disclose expenses such as professional fees directly related to the process of reorganizing the Debtors under the Chapter 11 Cases, realized gains and losses, provisions for losses, and interest income resulting from the reorganization and restructuring of the business to be separately disclosed. The Debtors’ reorganization items for the three months ended March 29, 2009 consist of the following:

Three Months Ended March 29, 2009
(in thousands)
Professional fees directly related to reorganization (1)	$7,151
Provision for expected allowed claims (2)	355,333
Interest income	(27)

Total reorganization items	$362,457

(1)	Includes fees associated with the advisors to the Debtors.
(2)	Represents the Company’s estimate of the expected allowed claims related primarily to rejection or repudiation of executory contracts, leases, and the effects of approved settlements.

The U.S. Bankruptcy Court established September 4, 2009, as the bar date for filing proofs of claim against the Debtors’ estates. Under certain limited circumstances, some creditors will be permitted to file claims after the applicable bar dates. Accordingly, it is possible that not all potential claims have been filed. The differences between amounts recorded by the Debtors and proofs of claim filed by the creditors are investigated and resolved through the claims reconciliation process. Because of the number of creditors and claims, the claims reconciliation process may take considerable time to complete and the Company expects it will continue to receive claims after its emergence from Chapter 11.

Notwithstanding the foregoing, the Company has recognized certain charges related to allowed claims or expected allowed claims. The U.S. Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, the Company will make adjustments to the liabilities recorded on its quarterly or annual financial statements as appropriate. Any such adjustments could be material to the Company’s financial position or results of operations in any given period.

Cash paid for professional fees was approximately $8.0 million for the three months ended March 29, 2009.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Liabilities Subject to Compromise

Liabilities subject to compromise refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. The U.S. Bankruptcy Court has, however, approved payment of certain of the Debtors pre-petition obligations, including among other things employee wages, salaries and benefits and certain business-related payments such as claims of transport companies and certain contractors in satisfaction of liens or other interests. The Debtors have been paying and continue to pay undisputed post-petition claims in the ordinary course of business.

Pre-petition liabilities that are subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 Cases, and remain subject to future adjustments arising from negotiated settlements, actions of the U.S. Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also includes certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. Ordinarily, secured debt is not considered to be a liability subject to compromise. However, the Company has included most of its secured debt as a liability subject to compromise as management believes that there remains uncertainty as to whether such debts are adequately secured.

The Debtors may reject pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the U.S. Bankruptcy Court. During the first and second quarter of 2009, the Company submitted various motions to the U.S. Bankruptcy Court for rejection of certain equipment leases with future principal and interest payments of approximately $54.5 million through 2011, all of which has been approved by the U.S. Bankruptcy Court as of August 10, 2009. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as liabilities subject to compromise. Holders of pre-petition claims were required to file proofs of claims by September 4, 2009. Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the U.S. Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the U.S. Bankruptcy Court approves the Company’s plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time. Liabilities subject to compromise consist of the following:

March 29, 2009
(in thousands)
Accounts payable and accrued liabilities	$644,864
Accounts payable to related parties	109,941
Accrued compensation and benefits	27,861
Long-term debt	968,265
Capital lease obligations	72,291
Other long-term liabilities	3,924

Total liabilities subject to compromise	$1,827,146

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6. Stock-Based Compensation

Shares Available to Grant

The numbers of shares of Class A Common Stock available for grant at March 29, 2009 under the Spansion Inc. 2007 Equity Incentive Plan (the 2007 Plan), the Spansion Inc. 2005 Equity Incentive Plan (the 2005 Plan) and the Saifun Semiconductors Ltd. 2003 Employee Share Option Plan (the Saifun 2003 Plan) are shown in the following table:

Number of shares available for grant:
Shares reserved for grant (1)	12,126,424
Shares available under the 2007 Plan (transferred from the 2005 Plan)	1,312,359
Stock options granted through March 29, 2009, net of cancelled stock options	(6,028,003)
RSU awards granted through March 29, 2009, net of cancelled RSU awards	(1,567,931)

Shares available for grant under the 2007 Plan and Saifun 2003 Plan	5,842,849

(1)

The 12,126,424 shares reserved for grant consisted of 6,675,000 shares approved for grant under the 2007 Plan, 920,523 shares transferred from the 2005 Plan and 4,530,901 shares transferred from the Saifun 2003 Plan.

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense for the 2005 Plan, 2007 Plan, Saifun 2003 Plan, Saifun Semiconductor Ltd. 2001 Share Option Plan and Saifun Semiconductor Ltd. 1997 Share Option Plan (collectively, the Spansion and Saifun Equity Plans) by financial statement caption, resulting from the Company’s stock options and restricted stock unit (RSU) awards for the three months ended March 29, 2009 and March 30, 2008:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(in thousands)
Cost of sales	$1,383	$1,321
Research and development	1,569	1,268
Sales, general and administrative	2,478	2,147

Stock-based compensation expense before income taxes	5,430	4,736

Income tax benefit (1)	—	—

Stock-based compensation expense after income taxes (1)	$5,430	$4,736

(1)

There is no income tax benefit related to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subjected to a full valuation allowance.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

No stock options were granted in the three months ended March 29, 2009 under the Spansion and Saifun Equity Plans. The weighted average fair value of the Company’s stock options granted in the three months ended March 30, 2008 under the Spansion and Saifun Equity Plans was $1.41 per share. The fair value of each stock option granted was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants:

	Spansion Plans	Saifun Option Plans
	Three Months Ended
	March 30, 2008	March 30, 2008
Expected volatility	46%	49%
Risk-free interest rate	2.42%	2.55%
Expected term (in years)	4.61	5.30
Dividend yield	0%	0%

The Company’s dividend yield is zero because the Company has never paid dividends and does not have plans to do so over the expected life of the stock options. The expected volatility is based on the Company’s historical volatility since its initial public offering in December 2005 and the volatilities of the Company’s competitors who are in the same industry sector with similar characteristics (guideline companies) given the limited historical realized volatility data of the Company. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bond with a remaining term equal to the expected stock option life. The expected term is based on the “simplified method” for developing the estimate of the expected life of a “plain vanilla” stock option except for options granted to Saifun on the date of acquisition for which expected term was based on historical option exercise activity. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

The Company measures stock-based compensation expense by applying an estimated forfeiture rate to the fair value of an option grant determined using the Black-Scholes-Merton method described above. The Company estimates forfeitures based on its historical forfeiture rates, which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest.

As of March 29, 2009, the total unrecognized compensation cost related to unvested stock options and RSU awards under the Spansion and Saifun Equity Plans was approximately $32.4 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2012.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information under the Spansion and Saifun Equity Plans for the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options:

Outstanding as of December 30, 2007	3,536,968	$11.53	5.66	$—

Granted (1)	6,806,119	$1.48
Cancelled	(537,156)	$6.32
Exercised	(26,534)	$0.08

Outstanding as of December 28, 2008	9,779,397	$4.85	6.42	$675

Granted	—	$—
Cancelled	(1,030,717)	$6.39
Exercised	—	$—

Outstanding as of March 29, 2009 (2)	8,748,680	$4.67	6.03	$64

Exercisable as of March 29, 2009 (3)	3,627,412	$6.96	4.69	$18

(1)	The number of options granted during the year ended December 28, 2008 includes 4,364,829 shares of options granted in March 2008 under Saifun Option Plans in accordance with the provisions of Saifun Acquisition Agreement.
(2)	The number of options outstanding as of March 29, 2009 includes 459,092 shares of options held by Spansion Japan employees.
(3)	The number of options exercisable as of March 29, 2009 includes 225,413 shares of options held by Spansion Japan employees.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.05 as of March 27, 2009, the last trading day prior to March 29, 2009, which would have been received by the stock option holders had all stock option holders exercised their in-the-money stock options as of that date.

The following table summarizes RSU award activities and related information for the periods presented:

	Number of Shares	Weighted-Average Grant-date Fair Value
Restricted Stock Units:
Unvested as of December 30, 2007	3,153,426	$11.33
Granted	1,916,180	$2.93
Cancelled	(400,909)	$8.74
Vested	(1,368,132)	$11.51

Unvested as of December 28, 2008	3,300,565	$6.69

Granted	—	—
Cancelled	(733,179)	$6.58
Vested	(279,405)	$11.21

Unvested as of March 29, 2009 (1)	2,287,981	$6.17

(1)	The number of restricted stock units unvested as of March 29, 2009 includes 268,469 shares held by Spansion Japan employees.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Net Loss Per Share

Basic and diluted net loss per share is computed based on the weighted-average number of common shares outstanding during the period.

For the three months ended March 29, 2009 and March 30, 2008, respectively, the Company excluded from its diluted per share computation approximately 22.8 million and 23.1 million potential common shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon exchange of Spansion LLC’s Exchangeable Senior Subordinated Debentures because they had an antidilutive effect due to net losses recorded in each of the periods.

8. Comprehensive Loss

The following are the components of comprehensive loss:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(in thousands)
Net loss	$(512,635)	$(120,294)
Net change in pension plan, net of taxes	123	(753)
Net change in cumulative translation adjustment	(25,073)	82,465
Net change in unrealized losses on marketable securities, net of $0 taxes	(273)	—

Total comprehensive loss	$(537,858)	$(38,582)

9. Related Party Transaction

Spansion Japan

As discussed in Note 3, in the section entitled, “Basis of Presentation and Going Concern,” the Company does not include Spansion Japan in its consolidated financial statements after March 3, 2009, and since that date, has accounted for its interest in Spansion Japan as a cost basis investment. Due to its 100 percent non-controlling ownership interest in Spansion Japan, the Company is treating Spansion Japan as a related party for financial reporting purposes. The significant arrangements between the Company and Spansion Japan are as follows:

•

A foundry agreement whereby Spansion Japan manufactures wafers for the Company based on a five-quarter rolling production forecast. In exchange, the Company reimburses Spansion Japan for its manufacturing cost, plus a surcharge of 6 percent. Upon a motion by the Company, this foundry agreement was rejected by the U.S. Bankruptcy Court on November 19, 2009. For more information on this foundry agreement and related matters, see Note 2.

•	A supply agreement whereby the Company purchases foundry products from Spansion Japan that Spansion Japan purchases from Fujitsu.

•

A distribution agreement whereby Spansion Japan sells products that it purchases from the Company to Fujitsu. The transfer price between the companies is set such that Spansion Japan earns an approximately five percent gross profit margin on such sales.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

•

A loan agreement whereby Spansion Japan has borrowed $67.5 million from the Company. Interest accrues at a rate of TIBOR plus one percent and is payable annually. The Spansion Japan Proceedings constitutes an event of default, which has resulted in the outstanding balance becoming immediately due and payable.

•

A research and development agreement whereby Spansion Japan provides research, design and development services to the Company related to the design of the Company’s products. In exchange the Company reimburses Spansion Japan for costs that Spansion Japan incurs in providing such services, plus a surcharge of 6 percent.

At March 3, 2009, the Company’s receivables from Spansion Japan exceeded its payable to Spansion Japan. Upon deconsolidation, and based on its expectations regarding the potential resolution of the Spansion Japan Proceedings and the Chapter 11 Cases, the Company wrote down the amounts due from Spansion Japan, including the entire $67.5 million due pursuant to the loan agreement, to an amount equal to the amount due to Spansion Japan at March 3, 2009. The associated charge for that write-down is included in the gain on deconsolidation. Also, in light of the rejection of the foundry agreement, the Company believes that Spansion Japan would merely have a claim for the value of goods and services provided to the Company and that any such claim would be subject to offset due to amounts that Spansion Japan owes to the Company.

The following tables present the significant related party transactions and account balances between the Company and Spansion Japan from March 3, 2009 to March 29, 2009 and as of March 29, 2009:

March 3, 2009 to March 29, 2009
(in thousands)
Net sales to Spansion Japan	$59,741

Cost of sales:
Wafer purchases	$36,983
Reimbursement of employee related costs	(395)

$36,588

Service fees (from) to Spansion Japan:
Research and development services fee, net of reimbursement of employee related costs	$1,977
Sales, general and administrative expenses, and reimbursement of employee related costs	(145)

$1,832

March 29, 2009
(in thousands)
Trade accounts receivable from Spansion Japan	$180,801
Trade accounts payable to Spansion Japan	$(131,867)

Fujitsu

Fujitsu Limited (Fujitsu) is a holder of greater than 10 percent of the Company’s voting securities as of March 29, 2009. Prior to the fourth quarter of fiscal 2008, the Company relied on Fujitsu as a sole distributor of its products and, historically, has entered into significant arrangements and transactions with Fujitsu through Spansion Japan. As a result of the deconsolidation of Spansion Japan discussed above, the Company did not have significant transactions with Fujitsu for the period from March 3, 2009 to March 29, 2009. Accordingly, the following information does not include transactions between Spansion Japan and Fujitsu between March 3, 2009 and March 29, 2009.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Spansion Japan receives certain administrative services from Fujitsu. The charges for these services are negotiated annually between Spansion Japan and Fujitsu based on expected requirements and the estimated future costs of the services to be provided. Fujitsu provides foundry services to Spansion Japan since consummation of the sale of two Spansion Japan’s wafer fabrication facilities located in Aizu-Wakamatsu, Japan (the JV1/JV2 Transaction) on April 2, 2007. Spansion LLC purchases non-Flash memory die from Fujitsu, for inclusion in some of the Company’s multichip package (MCP) Flash memory solutions.

The Company entered into a five-year License Settlement Agreement with Fujitsu on September 11, 2008, which resulted in the payment to Fujitsu by the Company of quarterly royalties based on certain percentage thresholds of actual sales of the Company’s Flash memory products (minus sales by Fujitsu to Spansion Japan under its existing Foundry Agreement for wafers which are incorporated into Spansion’s Flash memory products and to be sold by Spansion Japan to Fujitsu under the existing Distribution Agreement), subject to a maximum amount of $10 million over the five-year term. These royalty payments are recognized in cost of sales in the Company’s statements of operations.

The following tables present the significant related party transactions between the Company and Fujitsu for the three months ended March 29, 2009 and the three months ended March 30, 2008:

		Three Months Ended March 29, 2009	Three Months Ended March 30, 2008
		(in thousands)
Net sales to Fujitsu		$50,208	$170,089
Cost of sales:
Royalties to Fujitsu		$—	$750

Other purchases of goods and services from Fujitsu and rental expense to Fujitsu		11,617	20,772
Subcontract manufacturing and commercial die purchases from Fujitsu		569	3,356
Wafer purchases, processing and sort services from Fujitsu	(1)	6,096	68,141
Net gain recognized on sale of assets to Fujitsu on April 2, 2007	(1)	(3,075)	(8,138)
Reimbursement on costs of employees seconded to Fujitsu	(1)	(2,633)	(6,602)
Equipment rental income from Fujitsu	(1)	(186)	(998)
Administrative services income from Fujitsu	(1)	(68)	(814)

		$12,320	$76,467

Service fees to Fujitsu:
Research and development		$—	$10
Sales, general and administrative		110	152

Service fees to Fujitsu		$110	$162

(1)	These amounts relate to the JV1/JV2 Transaction.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The account balances between the Company and Fujitsu as of March 29, 2009 were not material. The following table presents the account balances between the Company and Fujitsu as of December 28, 2008:

December 28, 2008
(in thousands)
Trade accounts receivable from Fujitsu	$111,448
Other receivables from Fujitsu	$6,127
Accounts payable to Fujitsu	$74,592
Royalties payable to Fujitsu	$1,617
Accrued liabilities to Fujitsu	$3,475

10. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products. Changes in the Company’s liability for product warranty during the three months ended March 29, 2009 and March 28, 2008 are as follows:

	Three Months Ended March 29, 2009	Three Months Ended March 30, 2008
	(in thousands)
Balance, beginning of period	$1,489	$1,305
Provision for warranties issued	923	1,586
Settlements	(172)	(1,850)
Changes in liability for pre-existing warranties during the period	(762)	264

Balance, end of period	$1,478	$1,305

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

11. Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	March 29 , 2009	December 28, 2008
	(in thousands)
Debt obligations:
Senior Notes	$233,440	$233,025
Spansion Penang Loan	—	138
Exchangeable Senior Subordinated Debentures	109,233	107,759
Spansion Japan 2007 Credit Facility	—	287,963
Senior Secured Floating Rate Notes	625,592	625,617
Senior Secured Revolving Credit Facility	—	34,000
Spansion Japan 2007 Revolving Credit Facility	—	71,687
UBS Loan Secured by Auction Rate Securities	79,197	—
Obligations under capital leases	72,291	82,593

Total debt and capital lease obligations	1,119,753	1,442,782
Less: amount subject to compromise	1,040,556	—

Total debt and capital lease obligations not subject to compromise	79,197	1,442,782

Less: current portion	79,197	1,232,536

Long-term debt and capital lease obligations not subject to compromise	$—	$210,246

Under terms of the Senior Notes, Exchangeable Senior Subordinated Debentures and Senior Secured Floating Rate Notes, the Chapter 11 Cases constituted an event of default and all amounts outstanding under these facilities were accelerated and became immediately due and payable.

New Debt and Capital Lease Obligations and Activities for the three months ended March 29, 2009

Senior Secured Revolving Credit Facility

In February 2009, the Company repaid the outstanding balance under this facility in full.

Union Bank of Switzerland (UBS AG) Loan Secured by Auction Rate Securities

On December 29, 2008, the Company entered into a Credit Line Agreement (the UBS Credit Line) with UBS that provides up to an aggregate amount of up to $85 million in the form of an uncommitted revolving line of credit, which is secured by the auction rate securities currently held by the Company. Borrowings under the UBS Credit Line bears interest at a variable rate equal to the lesser of: (a) LIBOR, plus a percentage rate between 1.250 percent to 2.750 percent, depending on the amount of the advance, and (b) the then applicable weighted average rate of interest or dividend rate paid to the Company by the issuer of the auction rate securities, and in each case, such interest rate is subject to adjustment at any time and from time to time to reflect changes in the composition of the auction rate securities.

The UBS Credit Line also provides, among other things, that:

•	UBS may demand full or partial payment of the credit line at its sole discretion and without cause at any time; and

•	UBS may at any time in its sole discretion terminate and cancel the credit line;

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

provided, however, that UBS is required to provide to the Company alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events (including the Chapter 11 Cases) or the customer relationship between UBS and the Company is terminated for cause by UBS.

As of March 29, 2009, the Company had outstanding borrowings under the UBS Credit Line of approximately $79.2 million, which is the maximum amount available. This amount bears interest at approximately 1.4 percent as of March 29, 2009.

Spansion Japan Obligations

As discussed in Note 3, effective March 3, 2009, the Company no longer consolidates Spansion Japan. Accordingly, the obligations related to the Spansion Japan 2007 Credit Facility and the Spansion Japan 2007 Revolving Credit Facility are not included in the Company’s condensed consolidated balance sheet at March 29, 2009.

Obligations under Capital Leases

During the first and second quarter of 2009, the Company submitted various motions to the U.S. Bankruptcy Court seeking rejection of certain equipment leases with future principal and interest payments of approximately $54.5 million through 2011, all of which have been approved by the Court as of August 10, 2009.

Impact of Chapter 11 Cases

As discussed in Note 3, the accounting guidance for entities in reorganization provides that interest expense should be reported only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured, or unsecured claim. On that basis, the Company ceased accruing interest as of the Petition Date (March 1, 2009) on its Senior Notes and Exchangeable Senior Subordinated Debentures. In addition, accretion of the discounted carrying value of the Exchangeable Senior Subordinated Debenture ceased on March 1, 2009. For the three months ended March 29, 2009, reported interest expense was $24.5 million while the contractual interest obligation was $27.0 million.

12. Income Taxes

The Company recorded income tax expenses of approximately $0.2 million in the three months ended March 29, 2009 as compared to an income tax benefit of approximately $0.6 million in the three months ended March 30, 2008. The income tax expense recorded in the three months ended March 29, 2009 was primarily related to tax provisions in profitable foreign locations of $0.2 million. The income tax benefit recorded in the three months ended March 30, 2008 was primarily due to an income tax benefit of $1.5 million associated with a loss in Japan partially offset by tax provisions in profitable foreign locations of $0.9 million.

As of March 29, 2009, all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which at March 29, 2009, in management’s estimate, is not more likely than not to be achieved.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

13. Fair Value

As of March 29, 2009, the fair value measurements of the Company’s financial assets consisted of the following and which are categorized in the table below based upon the fair value hierarchy:

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	March 29, 2009				December 28, 2008
	(in thousands)
Money market funds	$76,837	$—	$—	$76,837	$74,118	$—	$—	$74,118
Auction rate securities	—	—	104,848	104,848	—	—	94,014	94,014
Put option	—	—	16,314	16,314	—	—	27,465	27,465

Total financial assets	$76,837	$—	$121,162	$197,999	$74,118	$—	$121,479	$195,597

The table below presents reconciliations for the Company’s Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 29, 2009. Such reconciliations are not applicable for the three months ended March 28, 2008.

	Three Months Ended March 29, 2009
	Auction rate securities	Put option
	(in thousands)
Beginning balance as of December 29, 2008	$94,014	$27,465
Change in fair value	10,834	(11,151)

Ending fair value as of March 29, 2009	$104,848	$16,314

The changes in the fair values of the ARS and put option are reflected as components of interest and other income (expense), net.

Auction Rate Securities and Put Option

At March 29, 2009, the Company held $104.8 million of auction rate securities (ARS) valued at fair value ($121.9 million at par) which are backed by student loans and substantially all of which are guaranteed by the U.S. government Federal Family Education Loan Program (FFELP) and which had credit ratings of AAA and Aaa. These ARS are classified within Level 3, given the failures in the auction markets subsequent to February 2008 and the lack of any correlation of these instruments to other observable market data. Therefore their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

In November 2008, the Company accepted an offer to participate in an auction rate securities settlement from UBS, its broker, providing the Company the right, but not the obligation, to sell to UBS up to 100 percent of its ARS at par. The Company’s right to sell the ARS to UBS commencing June 30, 2010 through July 2, 2012 represents a put option for a payment equal to the par value of the ARS.

At March 29, 2009, there was insufficient observable ARS market information available to determine the fair value of the Company’s ARS investments. Therefore, the Company estimated the fair values of its ARS investments at March 29, 2009 using a discounted cash flow (DCF) methodology. Significant inputs used in the DCF models were the credit quality of the instruments, the percentage and the types of guarantees, the probability of the auction succeeding or the security being called prior to final maturity, and an illiquidity discount factor. The key assumptions used in the DCF analysis to determine the fair values as of March 29, 2009

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

were the discount factor to be applied and the period over which the cash flows would be expected to occur. The discount factor used was based on the three-month LIBOR (1.22 percent as of March 29, 2009) adjusted by 210 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of the valuation. In addition, the discount factor was incrementally adjusted for a liquidity discount of 125 bps to reflect the lack of an active market. The Company applied this discount factor over the expected life of the estimated cash flows of its ARS with projected interest income of 2.19 percent per annum. The projected interest income is based on a trailing 12-month average 91-day U.S. Treasury Bill Rate at 0.99 percent as of March 29, 2009 plus 120 bps, which is the average annual yield of the Company’s ARS assuming auctions continue to fail.

The Company used a DCF model to estimate the fair value of its put options as of March 29, 2009. The valuation model is based on the following key assumptions:

•	A discount rate based on the 15-month U.S. Treasury Bill Rate (0.72 percent as of March 29, 2009), adjusted by 261 bps to reflect the credit risk associated with the put option; and

•	An expected life of 15 months.

The fair value of the put option of $16.3 million and $27.5 million at March 29, 2009 and December 28, 2008, respectively, is reflected as a component of other assets. The put option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

14. Restructuring Charges

In the first quarter of fiscal 2009, as part of its ongoing strategic effort to reduce cost and conserve cash, the Company eliminated over 2,500 regular and contract positions globally, through consolidations, attrition, and a reduction in regular, contract and temporary workers in manufacturing, engineering, management and administrative support functions.

Restructuring charges for the three months ended March 29, 2009 were as follows:

Three Months Ended March 29, 2009
(in thousands)
Employee severance pay and benefits	$21,213
Professional fees	2,626
Relocation of property, plant and equipment	103

Total restructuring charges	$23,942

The following table summarizes the restructuring activity for the three months ended March 29, 2009:

March 29, 2009
(in thousands)
Accrued restructuring balance as of December 28, 2008	$333
Additional accruals	23,942
Adjustments	(47)
Cash payments	(14,128)

Accrued restructuring balance as of March 29, 2009	$10,100

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The accrued restructuring balance was included in accrued compensation and benefits in the Company’s condensed consolidated balance sheet as of March 29, 2009.

15. Debtor’s Condensed Combined Financial Statements

Basis of Presentation

Condensed Combined Debtor-in-Possession Financial Statements

The financial statements contained within this note represent the condensed combined financial statements for the Debtors under Chapter 11 of the U.S. Bankruptcy Code only. The Company’s other subsidiaries are treated as non-consolidated subsidiaries in these financial statements and as such their net income is included as “Equity income from non-Debtor subsidiaries” in the statement of operations and their net assets are included as “Investments in non-Debtor subsidiaries” in the balance sheet. The financial statements do not include the operating results and net assets of Spansion Japan subsequent to March 3, 2009, the date when the Company deconsolidated Spansion Japan (see Note 3). Amounts presented in the statement of operations and the statement of cash flows are for the period from the Petition Date (March 1, 2009) to March 29, 2009. The financial statements contained herein have been prepared in accordance with the guidance in SOP 90-7 (ASC 852).

Intercompany Transactions

Intercompany transactions between Debtors have been eliminated in the financial statements contained in this note. Intercompany transactions between the Debtors and non-Debtor subsidiaries have not been eliminated in the Debtors’ financial statements. Therefore, reorganization items, net included in the statement of operations, liabilities subject to compromise included in the balance sheet, and reorganization items and payments for reorganization items, net included in the statement of cash flows are different than those presented in the Company’s condensed consolidated financial statements.

Liabilities Subject to Compromise

Liabilities subject to compromise in the Condensed Combined Debtor-in-Possession Balance Sheet is comprised of the following:

March 29, 2009
(in thousands)
Accounts payable and accrued liabilities	$644,865
Accounts payable to related parties	109,941
Accounts payable to non-debtor subsidiaries	123,913
Accrued compensation and benefits	27,861
Long-term debt	968,265
Capital lease obligations	72,290
Other long-term liabilities	3,924

Liabilities subject to compromise	$1,951,059

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Spansion Inc.

Condensed Combined Debtor-in-Possession Statement of Operations

(Non-filed entities excluded from combined Debtors group)

(in thousands)

March 1, 2009 to March 29, 2009
Net sales	$115,909
Net sales to related parties (Spansion Japan)	37,686

Total net sales	153,595

Cost of sales	159,171
Research and development	8,796
Sales, general and administrative	68,012
Restructuring charges	12,362

Operating loss	(94,746)

Interest and other income, net	451
Interest expense	(7,374)

Loss before reorganization items, equity income and income taxes	(101,669)

Reorganization items	(360,006)
Gain on deconsolidation of subsidiary	30,100
Equity income from non-Debtor subsidiaries	1,305

Loss before income taxes	(430,270)

Benefit for income taxes	(504)

Net loss	$(429,766)

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Spansion Inc.

Condensed Combined Debtor-in-Possession Balance Sheet

(Non-filed entities excluded from combined Debtors group)

(in thousands)

March 29, 2009
Assets
Current assets:
Cash and cash equivalents	$79,745
Trade accounts receivable	147,331
Trade accounts receivable from related parties	180,801
Trade accounts receivable from non-Debtor subsidiaries	31,841
Allowance for doubtful accounts	(52,783)
Trade accounts receivable, net	307,190
Loan to non-Debtor subsidiary (includes accrued interest of $7,451)	61,451
Inventories:
Raw materials	7,215
Work-in-process	90,898
Finished goods	53,157

Total inventories	151,270
Deferred income taxes	3,213
Prepaid expenses and other current assets	30,119

Total current assets	632,988
Property, plant and equipment, net	339,843
Auction rate securities	104,848
Investment in non-Debtor subsidiaries	197,071
Other assets	79,904

Total assets	$1,354,654

Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise
Current liabilities:
Short term note	$79,197
Accounts payable	12,948
Accounts payable to related parties	21,926
Accounts payable to non-Debtor subsidiaries	31,597
Accrued compensation and benefits	3,593
Other accrued liabilities	30,951
Income taxes payable	500
Deferred income on shipments	36,850

Total current liabilities	217,562
Deferred income taxes	3,267
Other long-term liabilities	40,588

Total liabilities not subject to compromise	261,417

Liabilities subject to compromise	1,951,059

Total liabilities	2,212,476

Stockholders’ deficit	(857,822)

Total liabilities and stockholders’ deficit	$1,354,654

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Spansion Inc.

Condensed Combined Debtor-in-Possession Statement of Cash Flows

(Non-filed entities excluded from combined Debtors group)

March 1, 2009 to March 29, 2009
Cash Flows from Operating Activities:
Net cash provided by operating activities	$32,526

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	(1,510)

Net cash used in investing activities	(1,510)

Cash Flows from Financing Activities:
Payments on debt and capital lease obligations	(2,136)

Net cash used in financing activities	(2,136)

Net increase in cash and cash equivalents	28,880
Cash and cash equivalents at the beginning of period	50,865

Cash and cash equivalents at end of period	$79,745

16. Legal Proceedings

Tessera ITC Action

On March 31, 2009, the United States International Trade Commission (ITC) issued an order requesting additional briefing on certain remedy issues and resetting the target date for completion of the ITC Investigation to May 20, 2009. On May 20, 2009, the ITC issued a Final Determination reversing the Initial Determination issued by the administrative law judge ruling that the accused small-format BGA packages of Spansion Inc. and Spansion LLC and the other respondents did not infringe the asserted claims of the asserted patents by finding that there was a violation of 19 U.S.C. § 1337 by Spansion Inc. and Spansion LLC, Qualcomm, Inc., ATI Technologies, Motorola, Inc. STMicroelectronics N.V., and Freescale Semiconductor, Inc., and determined that the appropriate form of relief is (1) a limited exclusion order under 19 U.S.C. § 1337(d)(1) prohibiting the unlicensed entry of semiconductor chips with minimized chip package size and products incorporating these chips that infringe one or more of claims 1, 2, 6, 12, 16-19, 21, 24-26, and 29 of the ‘326 patent and claims 1-11, 14, 15,19, and 22-24 of the ‘419 patent, and are manufactured abroad by or on behalf of, or imported by or on behalf of, Spansion, Qualcomm, ATI, Motorola, STMicroelectronics N.V. and Freescale; and (2) cease and desist orders directed to Motorola, Qualcomm, Freescale and Spansion. The ITC further determined that the bond for temporary importation during the period of Presidential review, which expires 60 days after May 20, 2009, shall be in the amount of 3.5 percent of the value of the imported articles that are subject to the order. On June 2, 2009, Spansion and the other respondents to the investigation jointly filed with the ITC a motion to stay the effect of the ITC decision pending appeal to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On July 17, 2009, the ITC denied the motion. On July 20, 2009, Spansion appealed the ITC decision to the Federal Circuit and filed an emergency motion for stay pending appeal and immediate temporary stay. The Federal Circuit denied the stay motions on September 8, 2009. The principal brief in the Federal Circuit appeal was filed on October 30, 2009. See Part II, Item 1 “Legal Proceedings.”

The Company believes that a significant amount of its future U.S. sales may be affected by the ITC orders, which are currently in effect until the asserted patents expire on September 24, 2010. However, the Company has mitigated the potential adverse effect of the ITC orders by, among other things, shifting production of the products affected by the ITC orders to subcontractors that are licensed under Tessera’s patents while the Company appeals the ITC orders. If the Company’s actions are unsuccessful or if the costs the Company incurs are substantial, the Company’s business will be materially adversely affected.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Fast Memory Erase LLC v. Spansion Inc., et al.

The case was stayed against Spansion as a result of the Chapter 11 Cases until May 18, 2009. The U.S. Bankruptcy Court preliminarily lifted the stay and set June 23, 2009 as the date for a final determination on the stay. The parties subsequently agreed to lift the stay so that the U.S. District Court could proceed with a Markman hearing to determine the meaning of certain claim terms, which was held on September 16, 2009. No ruling has yet been issued as a result of the Markman hearing.

LSI, Agere ITC Investigation

On February 3, 2009, the ITC issued an opinion affirming the ITC determination that the complainant is not precluded from re-litigating the validity of the patent at issue in the case. A hearing was held July 20, 2009 through July 27, 2009. The initial determination based on that hearing was issued on September 21, 2009 and held that the patent asserted by LSI and Agere is invalid and that Spansion is not a proper party to the action. The initial determination currently is under review by the ITC.

Samsung Litigation

Patent Litigation Settlement Agreement with Samsung Electronics Co., Ltd. (Samsung)

On April 7, 2009, the Company announced that it had settled its patent litigation lawsuits with Samsung. As part of the settlement, Samsung agreed to pay the Company $70 million and both parties agreed to exchange rights in their patent portfolios in the form of licenses and covenants subject to a settlement agreement. On June 2, 2009, the U.S. Bankruptcy Court entered an order denying the Company’s motion seeking approval of the settlement agreement. By its terms, the settlement agreement has been terminated automatically as a result of the failure of the U.S. Bankruptcy Court to approve the settlement agreement. In addition, as a result of U.S. Bankruptcy Court to approve the settlement agreement, the lawsuit by Samsung against Spansion Japan is no longer stayed, and the cases in the U.S. District Court and the ITC have resumed.

Samsung ITC Investigation

On March 12, 2009, the Samsung ITC investigation was stayed pending U.S. Bankruptcy Court approval of a settlement agreement between Spansion and Samsung. On June 2, 2009, the U.S. Bankruptcy Court entered an order denying the Company’s motion seeking approval of the settlement agreement. As a result of the failure of the U.S. Bankruptcy Court to approve the settlement agreement, Spansion’s case against Samsung in the ITC has resumed. On June 30, 2009, the judge in the ITC investigation entered an order extending to January 18, 2011 the target date for completion of the investigation, setting the trial date for April 19, 2010, and issuing a new procedural schedule. On October 16, 2009 the judge in the ITC investigation entered an order modifying the procedural schedule setting the trial date for May 3, 2010. Discovery in this case is ongoing. A Markman hearing was held on November 10, 2009.

Spansion v. Samsung District Court Action

On March 31, 2009, this action was stayed pending U.S. Bankruptcy Court approval of a settlement agreement between Spansion and Samsung. On June 2, 2009, the U.S. Bankruptcy Court entered an order denying the Company’s motion seeking

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

approval of the settlement agreement. As a result of the failure of the U.S. Bankruptcy Court to approve the settlement agreement, Spansion’s case against Samsung in the U.S. District Court for District of Delaware has resumed. On August 3, 2009, Samsung amended its counterclaims to remove Patent Nos. 6,930,050 and 5,740,065, from the action. On August 13, 2009, Spansion responded to Samsung’s counterclaims as to the remaining patents asserted by Samsung (i.e., United States Patent Nos. 5,748,531, 5,567,987 and 5,173,442). The action is presently scheduled for trial in May 2011 and discovery is underway.

Samsung v. Spansion Japan Ltd.

On January 28, 2009, Samsung filed two patent infringement actions in the Tokyo District Court in Japan against Spansion Japan alleging that certain flash memory chips manufactured or sold by Spansion Japan infringe certain Japanese patents allegedly owned by Samsung. The actions allege infringement of Japanese patents JP 3834189 and JP 3505324, respectively. The two actions have been consolidated for trial. The complaints seek both injunctive relief and damages. On March 31, 2009, this action was stayed pending U.S. Bankruptcy Court consideration of the proposed settlement with Samsung, but that stay was lifted after the U.S. Bankruptcy Court denied the Company’s motion seeking approval of the proposed settlement with Samsung. A technical hearing was held on December 18, 2009, and a subsequent hearing is scheduled for January 28, 2010.

Samsung v. Spansion ITC Investigation

On July 31, 2009, Samsung filed a patent infringement complaint with the ITC against Spansion Inc. and Spansion LLC (collectively the “Company” or “Spansion”), Spansion Japan Limited, and the following downstream respondents: Alpine Electronics, Inc., Alpine Electronics of America, Inc., D-Link Corporation, D-Link Systems, inc., Slacker, Inc., Synology, Inc., Synology North America Corp., Shenzhen Egreat Co., Ltd., EGreat USA, and Appro International, Inc. The ITC commissioned its investigation of Samsung’s complaint on August 27, 2009. Subsequently, certain of Spansion’s creditors sought an order from the U.S. Bankruptcy Court seeking a stay of Samsung’s ITC action. On October 1, 2009, the U.S. Bankruptcy Court issued an order granting the motion to stay Samsung’s ITC action against Spansion. Both Samsung and the ITC have appealed this order.

Samsung v. Spansion International, Inc.

On July 31, 2009, Samsung Electronics Co., Ltd. commenced an action in the Fourth Civil Division of the Federal Court in Dusseldorf, Germany against Spansion International, Inc. and other third parties alleging patent infringement since March 2, 2009 of German patent DE 693 27 499 T2 (EP 0 591 009 B1). The action seeks damages in the amount of € 500,000 (approximately $665,010 as of March 29, 2009). An initial hearing to establish the schedule for the case was set for October 20, 2009. On September 4, 2009, Spansion filed a motion seeking to enforce the automatic stay as to this action, and on November 4, 2009, the U.S. Bankruptcy Court issued an order granting Spansion’s motion to stay this action.

Cabreros, et al. v. Spansion LLC, et al.

On March 6, 2009, Wesley Cabreros and David Refuerzo, individually and on behalf of other persons similarly situated, filed a complaint in the U.S. Bankruptcy Court, Adversary Proceeding No. 09-50409, for alleged violations of both the California WARN Act and Federal WARN Act against Spansion LLC and Spansion Inc. In addition to seeking class certification, the complaint seeks damages, costs and attorneys’ fees. The complaint also seeks payment of 11 U.S.C. § 503 priority claims in favor of the plaintiffs and

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

other similarly situated former employees for their unpaid wages, salary, commissions, bonuses, accrued holiday pay, accrued vacation pay, pension and 401(K) contributions and other ERISA benefits, or a determination that the first $10,950 of the WARN Act claims are entitled to priority status under 11 U.S.C. 507(a)(4) and the remainder are unsecured claims. The plaintiffs also seek to recover attorneys’ fees and costs as allowed priority claims under 11 U.S.C. § 503. On July 22, 2009, the U.S. Bankruptcy Court certified the class. On October 6, 2009, the parties engaged in a mediation and reached an agreement in principle to settle the litigation conditioned upon U.S. Bankruptcy Court approval. As of March 29, 2009, the Company had accrued the settlement amount of $8.6 million, which was included in liabilities subject to comprise.

Creditor Proceedings

Many creditors initiated proceedings against one or more of the Debtors referred to in the voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code to collect amounts allegedly due those creditors. After the filing date of the petition, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions, no party may take any action to recover on pre-petition claims against any Debtor.

17. Subsequent Events

Reduction in Force

In May 2009, the Company further reduced its workforce by approximately 600 employees, resulting in cash charges of approximately $14.2 million related to employee termination benefits and other related costs.

Sale of Assembly, Mark and Pack Facility in Suzhou, China

On August 21, 2009, Spansion LLC, a wholly owned subsidiary of the Company entered into an Asset and Share Purchase Agreement (the Purchase Agreement) with Powertech Technology Inc., a company organized under the laws of the Republic of China (Taiwan) (PTI ), pursuant to which Spansion LLC sold its assembly, mark, test and pack facility located in Suzhou, China (the Suzhou Facility ) and other related assets owned by Spansion LLC. Pursuant to the Purchase Agreement, Spansion LLC sold (i) all of the issued and outstanding ordinary shares (the Shares) of its wholly owned subsidiary, Spansion Holdings (Singapore) Pte. Ltd., a company organized under the laws of the Republic of Singapore ( Singapore Subsidiary ), which in turn owns all the registered capital of Spansion (China) Limited, a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China and the entity that owns the Suzhou Facility (Suzhou Subsidiary), and (ii) certain assembly, mark and pack equipment and tooling equipment and other assets related to the Suzhou Facility that is owned directly by Spansion LLC (together, the Purchased Assets ). On September 4, 2009, the U.S. Bankruptcy Court approved the sale of the purchased assets and the sale was closed on September 8, 2009 (the Closing Date).

In consideration for the Purchased Assets, PTI paid Spansion LLC cash in the amount of $6.2 million, delivered to Spansion LLC a promissory note for approximately $28.0 million, which requires three scheduled installment payments of approximately $9.3 million to be made by PTI to Spansion LLC on each of the 60th, 120th and 180th days following the Closing Date, and will pay up to an additional $6.0 million which was placed into an escrow account for a one-year period. At the expiration of the one-year escrow period, cash remaining in the escrow account not previously distributed, or reserved for distribution, to PTI pursuant to the terms of

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

the Purchase Agreement will be delivered to Spansion LLC. The Shares are also held in escrow and one-third of the Shares will be distributed to PTI upon Spansion LLC’s receipt of each installment payment made pursuant to the Promissory Note. As of the filing date of this Report, PTI has made the first installment payment of $9.2 million and one-third of the Shares have been distributed to PTI from the escrow account.

In connection with the sale of the Purchased Assets, Spansion LLC and PTI entered into a Supply Agreement, effective the Closing Date, pursuant to which PTI will use the Suzhou Facility to perform assembly, mark, pack, and test services for Spansion products for a term of twelve months. During the first six months, Spansion LLC’s loading commitment under the Supply Agreement will be approximately 8 million units per month. Spansion LLC will consign commercial and flash memory die and direct materials to PTI for processing by PTI. To the extent that PTI has manufacturing losses based on the agreed-upon pricing terms under the Supply Agreement during the first year, Spansion will reimburse certain of the manufacturing costs up to five percent of the agreed-upon pricing terms. During the second six months of the term, Spansion LLC will purchase services that will result in at least seventy-five percent of the revenue paid to PTI for the services during the initial six months.

Spansion LLC and PTI also entered into a Transition Services Agreement, effective the Closing Date, pursuant to which Spansion LLC will provide specified general administrative and information technology services to support PTI in connection with its obligations under the Supply Agreement.

Impairment of Equity Investment and Loans to Investee Company

In the fourth quarter of fiscal 2009, the Company terminated certain development programs and changed its investment strategy relating to server and architectural solutions for Internet and cloud computing data centers. As a result, the Company is currently evaluating its equity investment in and loans to a company engaged in the development of related technologies. The carrying value of the Company’s investment and loans were approximately $15.0 million as of September 27, 2009. The Company anticipates that it will record a non-cash impairment charge between $10.0 million to $13.5 million in the fourth quarter of fiscal 2009 to write-down its equity investment in and loans to this company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report as well as risks and uncertainties relating to our Creditor Protection Proceedings including with our ability to: stabilize the business to maximize the chances of preserving all or a portion of the enterprise; generate cash from operations and maintain adequate cash on hand; continue to maintain cash management arrangements; attract and retain customers or avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings; maintain market share, as competitors move to capitalize on customer concerns; retain or replace major suppliers on acceptable terms and avoid disruptions in our supply chain; maintain current relationships with reseller partners, joint venture partners and strategic alliance partners; retain and motivate key employees and attract new employees; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees; obtain court orders or approvals with respect to motions filed from time to time; prevent third parties from obtaining court orders or approvals that are contrary to our interests; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; develop, obtain required approvals for and successfully implement a plan of reorganization; obtain sufficient exit financing to support a plan of reorganization; and realize full or fair value for any assets or business that may be divested as part of a reorganization. We also face risks and uncertainties associated with: limitations on actions against any Debtor during the Chapter 11 Cases; the values, if any, that will be prescribed pursuant to any plan of reorganization to outstanding Spansion securities; the uncertainty of the existence of a trading market in our shares of common stock; claims not discharged in the Chapter 11 Cases and their effect on our results of operations and profitability; substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives and risks and uncertainties relating to our business including our ability to: narrow our strategic focus on the embedded portion of the of the Flash memory market in an effective and timely manner; improve our gross margins and continue to implement successfully our cost reduction efforts; control our operating expenses, particularly our sales, general and administrative costs; obtain additional financing in the future; obtain materials in support of our business at terms favorable to us; retain and expand our customer base in our focus markets, and retain and grow our share of business within our customer base; successfully introduce our next generation products to market in a timely manner; effectively and timely achieve volume production of our next generation products; increase market acceptance of our products based on our MirrorBit technology; penetrate further the Flash memory market with our high density products and expand the number of customers in emerging markets; successfully develop and transition to the latest technologies; develop our MirrorBit NAND, and MirrorBit Eclipse architectures, introduce new products based on these architectures, and achieve customer acceptance of these products; develop systems-level solutions that provide value to customers of our products; enter new markets not traditionally served by Flash memory; negotiate successfully patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; and effectively manage, operate and compete in the current sustained economic downturn and extraordinarily volatile market conditions effected in part by cautious capital spending by our customers as they face their own economic challenges. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

Overview

Products and Markets

We design, develop, manufacture, market and sell primarily NOR Flash memory products and solutions. Flash memory is an important technology used in almost all electronic systems. As a “non-volatile” memory solution, the data content in Flash memory remains stored even after a device’s power is turned off.

During the last ten years, Flash memory has become a critical component for common everyday applications such as Flash memory cards for digital cameras, “memory sticks” for computer file storage and Flash memory in portable “MP3” music players. In the past two decades, Flash memory has also been a critical “embedded” component in other applications. It is this type of “embedded” Flash memory that Spansion manufactures and sells to its customers, which include original equipment manufacturers and original design manufacturers.

The non-volatile memory requirements of many electronic systems are satisfied by a single Flash memory device. The system can boot up from the Flash memory and then depending on the type of Flash memory used, the operating system and software applications may either run directly from the Flash memory without requiring contents to be copied first into DRAM, or code may be copied from Flash memory into DRAM before being used by the processor.

There are two main types of Flash memory, NOR and NAND. The terms NOR and NAND refer to the architecture of the connections between the memory cells of the device which produce the different characteristics of the two memory types. The largest and fastest growing sub-segment of the Flash memory market is NAND Flash memory. NAND offers a number of desirable attributes: it is relatively inexpensive, a small device can hold a great amount of information, and its performance characteristics are particularly well suited to data storage such as music, pictures and video. The market for NAND Flash memory has grown rapidly in recent years owing to the increasing popularity of devices that consumers can use to access their personal media in a portable, battery-powered format.

NOR Flash memory has different characteristics than NAND Flash memory. NOR Flash memory can, for example, support the operation or execution of software code directly from the device as its read times are very fast and its architecture can better support software execution, enabling a more efficient and cost effective design. Although NOR Flash memory is generally more expensive than NAND Flash memory at comparable densities, it is also available in much lower densities with lower prices than NAND Flash memory and primarily for this reason it is preferred in many applications that do not require the greater storage capacity that NAND Flash memory provides. At higher densities, we believe the high reliability and ease of use of NOR Flash memory, in addition to its ability to support a more efficient and cost effective memory sub-system in certain applications, make it a favored solution for certain customers. We believe these characteristics continue to drive NOR Flash memory use in embedded applications. For example, automobiles use NOR Flash memory for engine control, transmission control, ABS systems, anti roll systems and a multitude of other operations in the vehicle. NOR Flash memory is also used in cell phones, telecommunication, networking, consumer electronics and industrial control industries.

The total market for semiconductor memory systems and devices used in electronic systems is significant. Large, well-entrenched suppliers compete vigorously within different memory categories and across different storage applications. Technology advances rapidly and suppliers have active research and development programs to enhance the features and capabilities of their respective product offerings. Thus, the characteristics that divide storage applications can change over time. In the case of Flash memory, our competitors have devised solutions in which NAND Flash memory can replace NOR Flash memory, while maintaining acceptable reliability and performance levels at a lower overall cost. These examples illustrate a general characteristic of technology-centric industries and the memory industry in particular: advancing technology can create market share dislocations. The challenge for us to effectively compete with our competitors is to leverage our existing capabilities in creative ways to create value for our customers.

Financial Distress

During 2008, the macroeconomic environment deteriorated significantly, causing a sharp decline in worldwide demand for consumer goods, and consequently a sharp reduction of demand for our products. Furthermore, continued tightening of credit availability curtailed our ability to execute certain liquidity initiatives launched in the third quarter of 2008, including re-negotiating payment terms with vendors, refinancing our existing short- and long-term debt and lease obligations, or obtaining new financing facilities. As these events unfolded, we intensified our strategic restructuring efforts to include, among other things, pursuing a potential sale of some or all of our assets. The sharp decline in demand, coupled with our inability to execute liquidity initiatives limited our ability to generate sufficient funding for our operations and meet our debt servicing requirements.

Chapter 11 Cases

As a result of these conditions, on February 10, 2009, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan), filed a proceeding under the Corporate Reorganization Law (Kaisha Kosei Ho) of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding) and successively the Spansion Japan Proceeding was formally commenced on March 3, 2009 (the Commencement Date), when the Tokyo District Court entered the commencement order and appointed the incumbent representative director of Spansion Japan as trustee. On March 1, 2009 (the Petition Date), Spansion Inc., Spansion Technology LLC, Spansion LLC, Spansion International, Inc. and Cerium Laboratories LLC (the Debtors), each filed a voluntary petition for relief under Chapter 11 of the U. S. Bankruptcy Code in the U. S. Bankruptcy Court for the District of Delaware (the Chapter 11 Cases). The Chapter 11 Cases, together with the Spansion Japan Proceeding are referred to collectively as the Creditor Protection Proceedings.

We continue to operate our businesses as “debtors-in-possession” under jurisdiction of the U.S. Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and orders of the U.S. Bankruptcy Court. Non-U.S subsidiaries that are not included in the Creditor Protection Proceedings continue to operate without the supervision of the U.S. Bankruptcy Court.

Spansion Japan Deconsolidation

As discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, in the section entitled, “Basis of Presentation and Going Concern,” effective March 3, 2009, we are no longer deemed to have control over Spansion Japan. Prior to March 3, 2009, the results of Spansion Japan were included in our condensed consolidated financial statements, and subsequent to March 3, 2009, the results of Spansion Japan are not included in our condensed consolidated financial statements. Accordingly, our operating results and financial position for the three months ended March 29, 2009 are not fully comparable with prior periods. Furthermore, the deconsolidation resulted in material decreases as of March 29, 2009 in reported consolidated cash; inventory; property, plant and equipment; and debt as compared with those consolidated balances at December 28, 2008. As of March 3, 2009, Spansion Japan cash; inventory; property, plant and equipment; and debt were approximately $52.1 million, $57.3 million, $253.3 million and $376.8 million, respectively.

Financial Results

Our total net sales for the three months ended March 29, 2009 and March 30, 2008 were approximately $399.6 million and $570.3 million. The decrease in total net sales was primarily due to an approximately 17 percent decrease in unit shipments and an approximately 15 percent decline in blended average selling prices (ASPs) (defined as total net sales divided by total unit shipments) of our Flash memory products, compared to the corresponding period in fiscal 2008. The decline in our total net sales reflects the reduction in global demand for Flash memory as a result of the continued deterioration of the worldwide economic environment.

Our net losses for the three months ended March 29, 2009 and March 30, 2008 were approximately $512.6 million and $120.3 million. Our net loss for the first quarter of fiscal 2009 was higher compared to corresponding period in fiscal 2008 primarily due to approximately $362.5 million of reorganization costs, which were offset by a gain of approximately $30.1 million resulting from the deconsolidation of Spansion Japan. In the first quarter of fiscal 2009, net sales decreased by approximately $170.6 million, while cost of sales and operating expenses, including $23.9 million in restructuring charges, decreased by an aggregate of approximately $115.9 million, lessening the impact of the net sales decline on our operating loss for the quarter. Our cost of sales and research and development expenses decreased by approximately $92.8 and $75.6 million principally as a result of lower production volumes, our continued cost reduction efforts and a decrease in research and development costs related to SP1 due to the deconsolidation of Spansion Japan. Our sales, general and administrative (SG&A) expenses increased by $39.3 million primarily due to increases in the allowance for doubtful accounts and provisions for litigation and other related matters, partially offset by decreases in other SG&A expenses resulting from our cost-cutting measures.

Our current cash management system and cash on hand to fund our operations is subject to ongoing review and approval by the U.S. Bankruptcy Court, and may be affected by the Chapter 11 Cases. For a complete discussion of the risks facing our business, including our liquidity, please see the discussion on Liquidity and Capital Resources in this section and Part II, Item 1A “Risk Factors.”

Plan of Reorganization

On October 26, 2009, we filed with the U.S. Bankruptcy Court a proposed Plan of Reorganization, together with an accompanying Disclosure Statement. On each of November 25, 2009 and December 9, 2009, we filed an amended proposed Plan of Reorganization together with an accompanying amended Disclosure Statement. The Plan of Reorganization provides for an equitable distribution to holders of allowed claims in certain classes of creditors, preserves the value of the Debtors’ businesses as going concerns and preserves many jobs of the Debtors’ employees. The Plan of Reorganization, if accepted by the requisite majorities of one or more of the affected class of creditors and approved by the U.S. Bankruptcy Court, would be binding on all creditors within each affected class, including those that did not vote to accept the proposal. The ultimate recovery to creditors and security holders, if any, will not be determined until a plan of reorganization is approved and all claims have been finalized.

Under the proposed Plan of Reorganization, as amended, the Debtors will be reorganized (Reorganized Debtors) through the consummation of several transactions in which new securities of each Reorganized Debtor will be issued and distributed in accordance with the Plan of Reorganization. These transactions will include:

•

the distribution of cash, new senior notes and new convertible notes, or cash raised through a rights offering and/or debt issuance, providing that such cash is raised no later than February 12, 2010, to holders of the Company’s existing Floating Rate Notes;

•	the distribution of new Spansion common stock to holders of general unsecured claims;

•	the cancellation of Spansion Inc.’s existing equity securities, including all shares of Class A Common Stock and existing options to purchase shares of Class A Common Stock; and

•	the retention of the assets of the Debtors in the reorganized Debtors.

The proposed Plan of Reorganization provides for the treatment of claims of creditors on a “waterfall” basis that allocates value to the Debtors’ creditors and stockholders in accordance with the priorities of the Bankruptcy Code. Pursuant to the Plan of Reorganization, allowed administrative claims and priority tax claims would be paid in full in cash or cash equivalents. Other allowed secured claims would be reinstated, paid in full in cash or cash equivalents, or have the collateral securing such claims returned to the secured creditor. Allowed unsecured convenience claims (all claims $2,000 or less) would be paid in full in cash or cash equivalents. Any remaining value would be distributed on a pro rata basis to holders of allowed unsecured claims in the form of new Spansion common stock. Under the proposed Plan of Reorganization, our current stockholders will not be entitled to any recovery, making such shares of common stock valueless.

The proposed Plan of Reorganization assumes that allowed claims will range from approximately $1.6 billion to approximately $2.1 billion after completion of the claims objection, reconciliation and resolution process. In addition to the range specified above, Spansion Japan has asserted that it has been damaged as a result of the foundry agreement rejection in an amount up to $1.0 billion, although it has not yet initiated action in court regarding this assertion. As of March 29, 2009, we accrued expected allowed claims totaling $1.8 billion classified as liabilities subject to compromise in the accompanying balance sheet. If the expected amount of allowed claims increases over the amount currently accrued, we will record additional reorganization expense in the period of such determination. Because disputed claims, including litigation instituted by us challenging so-called “make whole,” premium, or “no-call” claims, have not yet been finally adjudicated, and the Debtors’ total enterprise value upon emergence has not yet been finally determined, no assurances can be given that actual recoveries to creditors and interest holders will not be materially higher or lower than proposed in the Plan of Reorganization. The Disclosure Statement contains detailed information about the Plan of Reorganization, a historical profile of the Debtors’ business, a description of proposed distributions to creditors, and an analysis of the Plan of Reorganization’s feasibility, as well as many of the technical matters required for the exit process, such as descriptions of who will be eligible to vote on the Plan of Reorganization and the voting process itself. The information contained in the Disclosure Statement is subject to change, whether as a result of further amendments to the Plan of Reorganization, actions of third parties or otherwise.

On December 18, 2009, the U.S. Bankruptcy Court approved the adequacy of the Disclosure Statement, the solicitation and notice procedures with respect to confirmation of the Plan of Reorganization and the form of various ballots and notices in connection therewith. The U.S. Bankruptcy Court established December 14, 2009, as the record date for determining eligibility to vote on the Plan of Reorganization. Nothing contained in this Report is intended to be, nor should it be construed as, a solicitation for a vote on the Plan of Reorganization.

The Plan of Reorganization will become effective only if is confirmed by the U.S. Bankruptcy Court. The voting and objection deadline with respect to the Plan of Reorganization is scheduled for January 26, 2010. The confirmation hearing in the U.S. Bankruptcy Court is scheduled to begin on February 11, 2010. If the U.S. Bankruptcy Court confirms the Plan of Reorganization, the Debtors expect to emerge from Chapter 11 shortly thereafter. However, there can be no assurance that the Debtors will be successful in obtaining the necessary votes to approve the Plan of Reorganization, that the U.S. Bankruptcy Court will confirm the Plan of Reorganization or that it will be implemented successfully.

Business Relationship with Spansion Japan and Foundry Agreement

Spansion Japan Limited, our wholly-owned subsidiary (Spansion Japan), made filings for corporate reorganization proceedings on February 10, 2009, and formally commenced corporate reorganization proceedings in Japan on March 3, 2009. Spansion Japan is now managed by a trustee appointed by the Japanese Court and is subject to the general supervision of the Japanese Court and a court–appointed supervisory attorney. As a result, and in accordance with U.S. GAAP, the financial results of Spansion Japan Limited are no longer included in our consolidated financial results for periods beginning March 3, 2009. Because Spansion Japan’s results are still consolidated for periods prior to March 3, 2009, we do not believe that a comparison of financial results spanning this date is meaningful. The effect of the deconsolidation at March 3, 2009 was a $30.1 million gain representing the difference between the carrying value of our investment in Spansion Japan and the fair value of our retained non-controlling interest in Spansion Japan, which was valued at zero.

Spansion Japan facilitates distribution of our products in Japan and also manufactures and supplies sorted and unsorted silicon wafers to us. The wafers purchased from Spansion Japan are a material component of our “cost of goods sold,” and historically the wafer prices were governed by a pre-petition foundry agreement. For the reasons described in more detail below, we believe that the prices under the foundry agreement greatly exceed the amounts that the U.S. Bankruptcy Court will require us to pay for wafers purchased during the period from February 9, 2009 (20 days prior to the Petition Date) through October 27, 2009 (the date when we and Spansion Japan mutually agreed to pricing terms through executed purchase orders). Commencing no later than the Petition Date, we worked with Spansion Japan and its creditors to renegotiate wafer prices. We believed for a time that we had reached an agreement with Spansion Japan on new wafer prices and volumes, with retroactive effect to March 1, 2009. Subsequently, it became clear that Spansion Japan did not intend to honor the tentative agreement, which was never formalized. Further efforts by us to renegotiate the prices under the foundry agreement were unsuccessful and in October 2009, we filed a motion with the U.S. Bankruptcy Court to reject the foundry agreement. An order rejecting the foundry agreement was issued by the U.S. Bankruptcy

Court on November 19, 2009. As a result, there is no valid contract establishing pricing for the wafers we received from Spansion Japan from February 9, 2009 through October 27, 2009 (Disputed Period). We believe that under the U.S. Bankruptcy Code, Spansion Japan is only entitled to receive the actual, necessary costs and expenses of preserving our bankruptcy estate. We believe that this means that Spansion Japan is only entitled to receive the value to us for wafers shipped during the Disputed Period. Accordingly, we estimated the value of the wafers purchased from Spansion Japan during this period based on: 1) the report of an independent consultant, 2) information from third party foundries interested in supplying the Company’s wafer needs, 3) the terms of the mutually agreed pricing with Spansion Japan subsequent to October 27, 2009, and 4) the discussions with Spansion Japan to date to resolve the pricing dispute.

We believe our estimates of value are reasonable and appropriate for wafers purchased during the Disputed Period. The condensed consolidated financial statements for the three months ended March 29, 2009 that are included in this Report reflect our estimates of value for goods and services provided by Spansion Japan since February 9, 2009. The U.S. Bankruptcy Court is scheduled to hear evidence to establish the value of wafers purchased during the disputed period from Spansion Japan on January 8, 2010. A negotiated settlement, or a finding by the U.S. Bankruptcy Court that the value of wafers purchased during the Disputed Period from Spansion Japan is different than our estimates, may have an impact on our results of operations and that impact could be material. Moreover, a settlement or ruling could also have a material impact on our financial condition, as described further below. For example, if the U.S. Bankruptcy Court were to determine that the value was equal to the pricing terms in the original foundry agreement, we estimate our liability to Spansion Japan for wafer deliveries during the Disputed Period may be approximately $180.0 million greater than the liability we recorded using our estimates of wafer value over the same period.

As mentioned above, we no longer control, but still use Spansion Japan for wafer manufacturing and sort services to provide products to our customers globally, and for distribution of our products to customers in Japan. Any of the trustee of Spansion Japan, the Tokyo District Court, the supervising attorney, or Spansion Japan’s creditors could take actions that result in a reduction or elimination of the supply of those products and services to us. Moreover, the current deadline for Spansion Japan to submit a plan of reorganization to the Japanese Court is February 24, 2010. There can be no assurance that Spansion Japan’s plan of reorganization will be approved, or that Spansion Japan will not be liquidated. As a result of these aforementioned risks, and also as a result of the protracted wafer pricing dispute mentioned above, we have been implementing plans to mitigate against the impact that would result if for any reason Spansion Japan reduced its supply of, or ceased supplying, the goods and services to us. Nevertheless, a sudden and unanticipated reduction or cessation of the supply of goods and services from Spansion Japan might be disruptive and have an adverse impact on our results of operations and that impact could be material.

On September 24, 2009, GE Financial Services Corporation (the principal secured creditor of Spansion Japan), on its own behalf and on behalf of Spansion Japan’s secured creditors, filed a motion asserting that the pricing for wafers shipped since the Petition Date should be governed by the foundry agreement and seeking an undetermined administrative expense claim. On September 28, 2009, the trustee of Spansion Japan filed a motion asserting that the original foundry agreement governs the pricing for wafers shipped to Spansion LLC since the Petition Date. Spansion Japan has also filed claims of approximately $115.0 million for goods and services delivered to us pre-petition. Moreover, Spansion Japan has asserted that it has been damaged as a result of the foundry agreement rejection in an amount up to $1.0 billion, although it has not yet initiated action in court regarding this assertion. We believe we have strong defenses to all of these assertions, and barring a negotiated settlement on acceptable terms, we intend to vigorously contest these matters. An award of damages resulting from the rejection of the foundry agreement may result in a charge to earnings and a claim classified as a pre-petition liability which might entitle Spansion Japan to a pro-rata distribution of new Spansion common stock. A determination by the U.S. Bankruptcy Court that required additional payments to Spansion Japan for goods and services received after February 9, 2009 would be an administrative claim and accordingly would entitle Spansion Japan to a cash recovery. Such a determination might impact our results of operations and financial condition. Depending on the size of such an award, the impact could be material and render the current plan of reorganization infeasible, which could hinder or delay our emergence from bankruptcy.

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared using the same U.S. GAAP and the same rules and regulations of the U.S. Securities and Exchange Commission (SEC) as applied by us prior to the filing of the Chapter 11 Cases. The consolidated financial statements continue to be prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The Chapter 11 Cases have provided us with a period of time to stabilize our operations and financial condition and develop the proposed Plan of Reorganization, which incorporates our current standalone business strategy focused on the market for embedded applications and licensing of our intellectual property portfolio. This Plan of Reorganization does not currently contemplate liquidation of Spansion. Accordingly, we believe that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of Chapter 11 Cases; therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, it is not possible to predict whether the actions taken in the Plan of Reorganization or any in any reorganization plan will result in improvements to our financial condition sufficient to allow us to continue as a going concern. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings. Further, an amendment to the Plan of Reorganization could materially change the carrying amounts and classifications reported in the consolidated financial statements of future filings.

The accompanying consolidated financial statements reflect the accounting, presentation, and disclosure requirements prescribed by American Institute of Certified Public Accountants Statement of Position (SOP) No. 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, now codified in FASB Accounting Standards Codification (ASC) Topic 852, Reorganization. Accordingly, liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases have been segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet. The ultimate amount of and settlement terms for our pre-petition liabilities are dependent on the outcome of the Chapter 11 Cases and, accordingly, are not presently determinable. Professional fees associated with the Chapter 11 Cases and certain gains and losses resulting from reorganization of our business have been reported separately as reorganization items. In addition, interest expense has been reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed priority, secured or unsecured claim under the Chapter 11 Cases and interest income earned during the Chapter 11 Cases is reported as a reorganization item.

Furthermore, as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements in the section entitled, “Basis of Presentation and Going Concern,” effective March 3, 2009, we have deconsolidated Spansion Japan because, as a result of the Spansion Japan Proceeding whereby a trustee was appointed by the court on March 3, 2009, and despite our 100 percent ownership interest, we are no longer deemed to control Spansion Japan effective March 3, 2009. Upon deconsolidation, we recorded a gain of $30.1 million. The gain represents the difference between the carrying value of our investment in Spansion Japan immediately before deconsolidation (100 percent of Spansion Japan’s stockholder’s deficit) and the estimated fair value of our retained noncontrolling interest in Spansion Japan (zero). Since March 3, 2009, we have accounted for our interest in Spansion Japan as a cost basis investment. The results of operations of Spansion Japan after March 3, 2009 are not included in our consolidated operating results and the carrying value of the cost basis investment at March 29, 2009 was zero. Transactions between us and Spansion Japan after March 3, 2009, have been reflected as transactions with a third party.

With the exception of Spansion Japan as described above, the condensed consolidated financial statements include all of our accounts and those of our wholly owned subsidiaries, and all intercompany accounts and transactions have been eliminated.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended March 29, 2009 and March 30, 2008 both consisted of 13 weeks.

Reporting Requirements

As a result of Chapter 11 Cases, we are now periodically required to file various documents with, and provide certain information to, the U.S. Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and prepared in a format different from that used in our consolidated financial statements filed under the securities laws and regulations. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the U.S. Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our net sales, inventories, asset impairments, and income taxes. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. As a result of the Chapter 11 Cases, the realization of assets and liquidation of liabilities are subject to uncertainty. A plan of reorganization could materially change the amounts and classifications reported in the condensed consolidated financial statements in future filings.

Our critical accounting policies incorporate our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. In addition to those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, we believe the following critical accounting policies are significant to the presentation of our financial statements and requires difficult, subjective and complex judgments.

Liabilities Subject to Compromise

Liabilities subject to compromise includes certain pre-petition liabilities recorded on our Consolidated Balance Sheets at the Petition Date. In addition, we also reflect as liabilities subject to compromise estimates of expected allowed claims relating to liabilities for rejected and repudiated contracts, guarantees, litigation, accounts payable and accrued liabilities, debt and other liabilities. These expected allowed claims require management to estimate the claim amount that will be allowed by the U.S. Bankruptcy Court prior to the U.S. Bankruptcy Court’s ruling on the individual claims. These estimates are based on reviews of claimant’s supporting material, obligations to mitigate such claims, and assessments by management and third party advisors. Although these estimates are based on the best available information, amounts approved by the U.S. Bankruptcy Court may be materially different from previous estimates and could require adjustments to the estimated claims or liabilities to be recognized in the period in which such new information becomes available.

Spansion Japan Wafer Pricing

Due to the rejection of the foundry agreement by the U.S. Bankruptcy Court on November 19, 2009, there is no valid contract establishing pricing for the wafers we have received from Spansion Japan from February 9, 2009 through October 27, 2009. We believe that under the U.S. Bankruptcy Code, Spansion Japan is only entitled to receive the actual, necessary costs and expenses of preserving the Company’s bankruptcy estate. We believe that this means that Spansion Japan is only entitled to receive the value to the Company for wafers shipped from February 9, 2009 through October 27, 2009. Accordingly, we estimated the value of the wafers purchased from Spansion Japan during this period based on: i) the report of an independent consultant, ii) third party foundries interested in supplying the Company’s wafer needs, iii) the terms of the mutually agreed pricing with Spansion Japan subsequent to October 27, 2009, and iv) the discussions with Spansion Japan to date to resolve the pricing dispute.

Results of Operations

Comparison of Net Sales, Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Income Tax (Provision)/Benefit

The following is a summary of operating results for the three months ended March 29, 2009 and March 30, 2008.

	Three Months Ended
	March 29, 2009	March 30, 2008	Variance in Dollars	Variance in Percent
	(in thousands, except for percentage)
Total net sales	$399,628	$570,272	$(170,644)	-30%
Cost of sales	383,035	475,810	(92,775)	-19%
Gross margin	4%	17%
Research and development	44,746	120,321	(75,575)	-63%
Sales, general and administrative	104,029	64,764	39,265	61%
In-process research and development	—	10,800	(10,800)	-100%
Restructuring charges	23,942	—	23,942
Operating loss	(156,124)	(101,423)	(54,701)	54%
Gain on deconsolidation of subsidiary	30,100	—	30,100
Interest and other income, net	480	3,379	(2,899)	-86%
Interest expense	(24,466)	(22,814)	(1,652)	7%
Reorganization items	(362,457)	—	(362,457)
Income tax (provision) benefit	(168)	564	(732)	-130%

Total Net Sales

Total net sales for the three months ended March 29, 2009 decreased by approximately 30 percent compared to total net sales for the three months ended March 30, 2008. The decrease in total net sales was primarily attributable to an approximately 17 percent decrease in unit shipments and an approximately 15 percent decline in ASPs. The decrease in unit shipments was primarily due to a reduction in global demand for Flash memory as a result of the continued deterioration of the worldwide economic environment. The decrease in ASPs was primarily the result of a product mix shift and price declines in the overall semiconductor memory market.

Gross Margin

The decrease in gross margin for the three months ended March 29, 2009, compared to the same period in fiscal 2008 was primarily due to an increase in cost of sales caused by an approximately $90.0 million under-absorption of fixed manufacturing overhead costs as a result of underutilization of our manufacturing facilities during first quarter of fiscal 2009. The increase in cost of sales was partially offset by an approximately $40.0 million decrease in cost of sales resulting from variable cost savings associated with our continued cost-cutting efforts and a decrease in depreciation expense resulting from the write-down of certain manufacturing assets at the end of fiscal 2008.

Research and Development

Research and development (R&D) expenses for the three months ended March 29, 2009 decreased by 63 percent, as compared to the corresponding period in fiscal 2008. The decrease in R&D expense was primarily due to (i) a decrease of approximately $25.6 million in SP1 start-up wafer costs incurred in the prior year quarter as compared with no such costs in the current year quarter; (ii) savings of approximately $22.1 million in labor costs through planned shutdown, furlough and workforce reduction efforts and savings of approximately $7.4 million in material costs, resulting from our continued efforts to reduce costs and conserve cash in the first quarter of fiscal 2009; (iii) a combined decrease of approximately $10.8 million in outside services and other operational expenses; and (iv) a decrease of approximately $10.0 million in depreciation expense resulting from the write-down of certain long-lived assets at the end of fiscal 2008, which significantly reduced the cost basis of our depreciable assets.

Sales, General and Administrative

Sales, general and administrative (SG&A) for the three months ended March 29, 2009 increased by 61 percent, compared to the corresponding period in fiscal 2008, primarily due to an increase of approximately $17.4 million in provision for doubtful account and approximately $43.2 million in provisions for litigation and other related matters.

These increases were partially offset by savings of approximately $8.1 million in labor costs through furlough and workforce reduction efforts, and a decrease of approximately $5.1 million in professional services fees and other SG&A related expenses as a result of our continued efforts to reduce costs and conserve cash. The increases in SG&A expenses were also offset by the elimination of certain SG&A expenses attributable to Spansion Japan in fiscal 2008 that did not fully reoccur in the three months ended March 29, 2009, because we deconsolidated Spansion Japan in the first quarter of fiscal 2009.

Acquisition-Related In-Process Research and Development (IPR&D)

In the three months ended March 30, 2008, we expensed approximately $10.8 million of IPR&D charges in connection with the acquisition of Saifun. Projects that qualify as IPR&D are those that have not reached technological feasibility and have no alternative future use at the time of the acquisition. We did not have a similar charge during the corresponding period in fiscal 2009.

Restructuring Charge

In the three months ended March 29, 2009, we implemented a workforce reduction of approximately 2,500 employees, resulting in cash charges of approximately $23.9 million associated with termination benefits. We did not have a similar charge during the corresponding period in fiscal 2008.

Gain on Deconsolidation of Subsidiary

As disclosed above and in Note 3 to the Condensed Consolidated Financial Statements, effective March 3, 2009, we deconsolidated Spansion Japan because, despite our 100 percent ownership interest, we are no longer deemed to control Spansion Japan as a result of the appointment of a trustee in the Spansion Japan Proceeding. Upon deconsolidation, we recognized a one-time gain of approximately $30.1 million, which represents the difference between the carrying value of our investment in Spansion Japan immediately before deconsolidation (100 percent of Spansion Japan’s stockholder’s deficit) and the estimated fair value of our retained non-controlling interest in Spansion Japan (zero). We did not have a similar gain during the corresponding period in fiscal 2008.

Interest and Other Income, Net

Interest and other income, net, decreased by approximately $2.9 million for the three months ended March 29, 2009, compared to the corresponding period in fiscal 2008, was mainly due to the combined effect of decreases in our invested cash, cash equivalents and marketable securities balances, and a decrease in our average investment portfolio yield of approximately 3.0 percent.

Interest Expense

Interest expense increased by approximately $1.7 million for the three months ended March 29, 2009, compared to the corresponding period in fiscal 2008, primarily due to:

(i)	approximately $6.5 million of capitalized interest related to the financing of our SP1 facility for the three months ended March 30, 2008, while no such interest was capitalized for the corresponding period in fiscal 2009;

(ii)	an increase of approximately $1.3 million in interest expense related to an equipment capital lease as the lease started after the first quarter of 2008. The overall increase was partially offset by a decrease of approximately $3.0 million in interest expense for the Senior Secured Floating Rate Notes resulting from lower interest rates;

(iii)	a decrease of approximately $2.9 million in interest expense for Senior Notes and Exchangeable Senior Subordinated Debentures as interest expense on these obligations was only accrued through the Petition Date as a result of the Chapter 11 Cases and the application of the accounting guidance for entities in reorganization, wherein interest expense is recognized during Chapter 11 Cases only to the extent the underlying debt is well secured or the interest will be paid; and

(iv)	a decrease of approximately $1.1 million in interest expense for Spansion Japan, resulting from the deconsolidation of Spansion Japan effective March 3, 2009.

The average interest rate on our debt portfolio was 5.0 percent in the three months ended March 29, 2009, compared to 6.7 percent in the corresponding period in fiscal 2008.

Reorganization Items

Reorganization items of approximately $362.5 million primarily consist of a provision for expected allowed claims of approximately $355.3 million, and professional fees of approximately $7.2 million. The provision for expected allowed claims represents our estimate of the expected allowed claims related primarily to the rejection or repudiation of leases and other executory contracts and the effects of approved settlements during the three months ended March 29, 2009. The U.S. Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, we will make adjustments to the liabilities recorded on our interim or annual financial statements as appropriate. Any such adjustments could be material to our financial position or results of operations in any given period. The professional fees are directly related to our reorganization, including fees associated with advisors to the Debtors.

Income Tax (Provision) Benefit

The income tax expense of approximately $0.2 million in the three months ended March 29, 2009 was primarily related to tax provisions in profitable foreign locations. The income tax benefit of approximately $0.6 million in the three months ended March 30, 2008 was primarily due to an income tax benefit associated with a loss in Spansion Japan, partially offset by tax provisions of $0.9 million in profitable foreign locations.

As of March 29, 2009, all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which at March 29, 2009, in management’s estimate, is unlikely to be achieved.

Other Items

The impact on our operating results from changes in foreign currency exchange rates has not been material, principally because our expenses denominated in yen are generally comparable to our sales denominated in yen. We have been exposed to fluctuations in net sales and expenses, affecting profitability and cash flows to the extent that yen denominated expenses and sales are not comparable. However, with the deconsolidation of Spansion Japan, effective March 1, 2009, our exposure to foreign currency exchange rate fluctuations related to the yen has been reduced.

As of March 29, 2009, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $32.4 million after reduction for estimated forfeitures, and such stock options and RSU awards currently vest ratably through 2012.

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of March 29, 2009 and December 28, 2008 are as follows:

	March 29, 2009	December 28, 2008
	(in thousands)
Deferred revenue	$67,372	$62,183
Less: deferred costs of sales	(30,522)	(31,845)

Deferred income on shipments (1)	$36,850	$30,338

(1)

The deferred income of $43.5 million and $35.3 million on the consolidated balance sheet as of March 29, 2009 and December 28, 2008, respectively, included $6.7 million and $4.9 million of deferred revenue related to our licensing revenue that was excluded in the table above.

Impairment of Equity Investment and Loans to Investee Company

In the fourth quarter of fiscal 2009, we terminated certain development programs and changed our investment strategy relating to server and architectural solutions for Internet and cloud computing data centers. As a result, we are currently evaluating our equity investment in and loans to a company engaged in the development of related technologies. The carrying value of our investment and loans were approximately $15.0 million as of September 27, 2009. We anticipate that we will record a non-cash impairment charge between $10.0 million to $13.5 million in the fourth quarter of fiscal 2009 to write-down our equity investment in and loans to this company.

Contractual Obligations

In connection with the Chapter 11 Cases, we filed motions with the U.S. Bankruptcy Court to reject substantially all of our pre-petition contractual obligations, including executory contracts and unexpired leases. As of September 2009, the U.S. Bankruptcy Court had approved all such motions. For certain of the rejected contracts, we have renegotiated or we are in the process of renegotiating the terms of the arrangements with the vendors. Consequently, as of March 29, 2009, we were unable to fully determine our future payments associated with the contractual obligations. Alternatively, the table below summarizes our contractual obligations as of the end of the third quarter (September 27, 2009), as impacted by the Chapter 11 Cases.

	Total	2009	2010	2011	2012	2013	2014 and Beyond
	(in thousands)
Long-term debt, subject to compromise:
Senior Secured Floating Rate Notes	$625,000	$625,000	$—	$—	$—	$—	$—
Senior Notes	250,000	250,000	—	—	—	—	—
Exchangeable Senior Subordinated Debentures	207,000	207,000	—	—	—	—	—
Short-term debt, not subject to compromise:	—
UBS Loan secured by auction rate securities	68,410	68,410	—	—	—	—	—
Capital lease obligations, subject to compromise	25,672	8,643	10,082	6,947	—	—	—
Other long term liabilities, subject to compromise	28,223	8,513	9,337	7,305	3,068	—	—
Operating leases	17,231	2,730	8,090	5,265	1,064	82	—
Unconditional purchase commitments (1)	84,176	21,516	48,036	12,063	2,561	—	—
Interest payments on debt	342,757	58,883	56,749	56,749	56,749	44,766	68,861

Total contractual obligations	$1,648,469	$1,250,695	$132,294	$88,329	$63,442	$44,848	$68,861

(1)	Unconditional purchase commitments (UPC) include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are related principally to inventory and other items. UPCs exclude agreements that are cancelable without penalty.

Liquidity and Capital Resources

Cash Requirements

Historically, we concentrated much of our cash balances in Spansion LLC, our U.S. operating subsidiary, to maximize efficiency and investment returns, and deployed our cash throughout the enterprise through a variety of intercompany borrowing and transfer pricing arrangements. In addition, we were able to freely transfer funds to, from and among subsidiaries, as needed. As a result of the Creditor Protection Proceedings, cash in the various consolidated entities is generally available to fund operations in their respective jurisdictions, but generally is not available to be freely transferred to or among subsidiaries other than for normal course intercompany trade and pursuant to specific U.S Bankruptcy Court-approved agreements as highlighted below.

Since the Petition Date, we have generally maintained use of our cash management system, and consequently, have minimized disruption to our operations, pursuant to various U.S. Bankruptcy Court approvals obtained in connection with the Chapter 11 Cases. We continue to operate our business under the jurisdictions and orders of the U.S. Bankruptcy Court and in accordance with the U.S. Bankruptcy Code. We have received approval from the U.S. Bankruptcy Court for a number of motions enabling us to continue to operate our businesses in the ordinary course and transition into the creditor protection process while limiting the disruption to our business. Among other things, we received approval to continue paying employee wages and certain benefits in the ordinary course, to pay certain trade vendor claims, including business-related payments such as claims of transport companies and certain contractors in satisfaction of liens or other interests, to continue our cash management system, and to continue honoring customer program obligations.

We have commenced several initiatives to generate cost reductions and decrease the rate of cash outflow. In February 2009, we implemented a workforce reduction of approximately 2,500 employees, resulting in cash charges of approximately $23.9 million associated with employee termination benefits. In May 2009, we further reduced our workforce by approximately 600 employees, resulting in cash charges of approximately $14.2 million associated with employee termination benefits. We also conducted reviews of our real estate and other property leases, equipment leases and agreements, supplier and customer contracts and general discretionary spending with the goal of achieving further cash savings through renegotiation or cancellation of certain contracts.

Our cash and cash equivalents totaled $263.6.million at the end of the third quarter of fiscal 2009. The majority of our consolidated cash is held by Spansion LLC.

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our Chapter 11 Cases. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain U.S. Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others whom we may conduct or seek to conduct business. In addition, there is no assurance that (i) we will be able to maintain our current cash management system, (ii) we will generate sufficient cash to fund our operations during this process, or (iii) that we will be able to access any alternative financing on acceptable terms or at all.

Sources and Uses of Cash

Our cash and cash equivalents consisted of cash and investments in money market funds and totaled approximately $95.3 million as of March 29, 2009. We are subject to certain restrictions on our distribution of cash contained in our third-party loan agreements described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Net Cash Used in Operating Activities

Net cash used in operations was approximately $19.8 million during the three months ended March 29, 2009, primarily due to a net loss of approximately $512.6 million and gain on sale of assets of approximately $1.9 million, offset by net non-cash charges totaling approximately $35.9 million and the net effects of changes in operating assets and liabilities, net of effects of deconsolidation of Spansion Japan, of approximately $440.5 million. Non-cash charges primarily consisted of approximately $61.2 million of depreciation, amortization and in-process research and development write-off, approximately $5.4 million of stock compensation costs, offset by approximately $30.1 million of gain from deconsolidation of Spansion Japan. The approximately $383.2 million increase in accounts payable and accrued liabilities was primarily due to the various liabilities subject to compromise provided in connection with the Chapter 11 Cases. The approximately $142.5 million decrease in inventories was primarily due to the idling of factories in our effort to minimize cash outlays in the first quarter, and the effects of deconsolidation of Spansion Japan. The approximately $54.0 million increase in receivables primarily reflects sales to Spansion Japan, which eliminated on consolidation at the end of the prior year, but not as of March 29, 2009 due to deconsolidation.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $61.2 million in the three months ended March 29, 2009, which consisted of approximately $52.1 million in cash reduction due to the deconsolidation of Spansion Japan, approximately $5.3 million for a loan made in January 2009 in accordance with the terms of an existing contractual obligation that we had with a private company and approximately $3.9 million of capital expenditures used to purchase property, plant and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $63.0 million in the three months ended March 29, 2009. This amount included approximately $117.8 million of borrowing proceeds primarily from the UBS AG Loan secured by our auction rate securities and the Spansion Japan 2007 Revolving Credit Facility (borrowed prior to the Spansion Japan Proceeding), offset in part by approximately $54.7 million in repayments on debt (primarily under the Senior Secured Revolving Credit Facility) and capital lease obligations during the three months ended March 29, 2009.

Off-Balance Sheet Arrangements

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property, indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities and commitments would not be material to our accompanying condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. We experienced no significant changes in market risk during the first three months of fiscal 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are not effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. This conclusion was reached in consideration of the fact that we had not met the filing deadline for our Quarterly Report on Form 10-Q as a result of the Creditor Protection Proceedings and other reasons more specifically described in the respective Forms 12b-25 that we filed with the SEC. We believe that upon emergence from the Chapter 11 Cases our disclosure controls and procedures will be effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As noted in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” effective as of March 3, 2009, upon commencement of the Spansion Japan Proceedings, despite Spansion LLC’s capacity as the sole stockholder of Spansion Japan, Spansion LLC lost operational control of, and management authority over, Spansion Japan and deconsolidated its financial results. In connection with the deconsolidation of Spansion Japan, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our internal controls over financial reporting. Following our reevaluation, we modified existing automated controls residing in our financial accounting system to ensure that the deconsolidation of Spansion Japan is performed appropriately. In addition, we have designed and implemented controls to ensure that: (i) the accuracy and completeness of transactions between us and Spansion Japan are reflected in our financial and accounting records; and (ii) reorganization items and liabilities subject to compromise are properly identified, evaluated, accounted for and disclosed in accordance with the accounting guidance for entities in reorganization.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Tessera ITC Action

On April 17, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission (“ITC”) against respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion Inc., Spansion LLC and STMicroelectronics N.V. Tessera claims that “face up” and “stacked-chip” small format laminate Ball Grid Array (“BGA”) packages, including the Spansion 5185941F60 chip assembly, infringe certain specified claims of United States Patent Nos. 5,852,326 and 6,433,419 (“Asserted Patents”). The complaint requests that the ITC institute an investigation into the matter. The complaint seeks a permanent exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States all semiconductor chips with small format laminate BGA semiconductor packaging that infringe any of the Asserted Patents, and all products containing such infringing small format laminate BGA semiconductor packaged chips. The complaint also seeks a permanent cease and desist order pursuant to section 337(f) of the Tariff Act of 1930, as amended, directing respondents with respect to their domestic inventories to cease and desist from marketing, advertising, demonstrating, sampling, warehousing inventory for distribution, offering for sale, selling, distributing, licensing, or using any semiconductor chips with small format laminate BGA semiconductor packaging that infringe any of the Asserted Patents, and/or products containing such semiconductor chips. On May 15, 2007, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, Inv. No. 337-TA-605, identifying ATI Technologies, ULC, Freescale Semiconductor, Inc., Motorola, Inc., Spansion Inc., Spansion LLC and STMicroelectronics N.V. (“Respondents”) as respondents. On June 8, 2007, Respondents filed a motion to stay the ITC investigation pending reexamination of the Asserted Patents by the U.S. Patent and Trademark Office. On July 11, 2007, Administrative Law Judge Carl C. Charneski set an Initial Determination date of May 21, 2008 and a target date for completion of the ITC Investigation of August 21, 2008. On October 17, 2007, the ITC investigation was reassigned to Administrative Law Judge Theodore Essex, who set a hearing for February 25, 2008. On February 26, 2008, Judge Essex issued an Initial Determination granting respondents’ motion for a stay of the ITC investigation pending completion of the re-examination of the Asserted Patents by the U.S. Patent and Trademark Office. On March 4, 2008, Tessera filed, with the ITC, a Petition for Review of the Initial Determination Ordering Stay. On March 27, 2008, the ITC issued an order reversing Judge Essex’s Initial Determination, and denying Respondents’ motion for a stay of the ITC investigation pending reexamination of the Asserted Patents. On May 13, 2008, Judge Essex set an Initial Determination date of October 20, 2008, with a hearing date of July 14, 2008, and a target date for completion of the ITC investigation of February 20, 2009. On July 14, 2008, Judge Essex held an evidentiary hearing in the ITC investigation, and completed the hearing on July 18, 2008. On October 16, 2008, Judge Essex issued an order resetting the Initial Determination date to December 1, 2008, and the target date for completion of the ITC investigation to April 3, 2009. On December 1, 2008, Judge Essex issued an Initial Determination, ruling that the accused small-format BGA packages of Spansion Inc. and Spansion LLC and the other Respondents did not infringe the asserted claims of the Asserted Patents and, therefore, Spansion Inc. and Spansion LLC and the other Respondents were not in violation of section 337 of the Tariff Act of 1930. On December 15, 2008, Tessera filed with the ITC a petition to review the Initial Determination. On January 30, 2009, the ITC issued a notice to review in part Judge Essex’s decision finding no violation of section 337. On February 10, 2009, the ITC issued an order resetting the target date for completion of the ITC Investigation to April 14, 2009. On March 31, 2009 the ITC issued an order requesting additional briefing on certain remedy issues and resetting the target date for completion of the ITC Investigation to May 20, 2009. On May 20, 2009 the ITC issued a Final Determination reversing the Initial Determination by finding that there was a violation of 19 U.S.C. § 1337 by Spansion Inc. and Spansion LLC, Qualcomm, Inc., ATI Technologies, Motorola, Inc. STMicroelectronics N.V. and Freescale Semiconductor, Inc., and determined that the appropriate form of relief is (1) a limited exclusion order under 19 U.S.C. § 1337(d)(1) prohibiting the unlicensed entry of semiconductor chips with minimized chip package size and products incorporating these chips that infringe one or more of claims 1, 2, 6, 12, 16-19, 21, 24-26, and 29 of the ‘326 patent and claims 1-11, 14, 15,19, and 22-24 of the ‘419 patent, and are manufactured abroad by or on behalf of, or imported by or on behalf of, Spansion, Qualcomm, ATI,

Motorola, STMicroelectronics N.V. and Freescale; and (2) cease and desist orders directed to Motorola, Qualcomm, Freescale and Spansion. The cease and desist order directed to Spansion prohibits importing, selling, marketing, advertising, distributing, offering for sale, transferring (except for exportation) and soliciting U.S. agents or distributors for certain semiconductor chips that are covered by the patents asserted in the action. The ITC further determined that the bond for temporary importation during the period of Presidential review which expires 60 days after May 20, 2009 shall be in the amount of 3.5 percent of the value of the imported articles that are subject to the order. On June 2, 2009, Spansion and the other respondents to the investigation jointly filed with the ITC a motion to stay the effect of the ITC decision pending appeal to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On July 17, 2009, the ITC denied the motion. On July 20, 2009, Spansion appealed the ITC decision to the Federal Circuit and filed an emergency motion for stay pending appeal and immediate temporary stay. The Federal Circuit denied the stay motions on September 8, 2009. The principal brief in the Federal Circuit appeal was filed on October 30, 2009.

Fast Memory Erase LLC v. Spansion Inc., et al.

On June 9, 2008, Fast Memory Erase LLC filed a complaint in the U.S. District Court for the Northern District of Texas alleging patent infringement against Spansion Inc., Spansion LLC, Intel Corp., Numonyx B.V., Numonyx, Inc., Nokia Corp., Nokia Inc., Sony Ericsson Mobile Communications AB, Sony Ericsson Mobile Communications (USA), Inc., and Motorola, Inc. The case is styled, Fast Memory Erase, LLC v. Spansion Inc., Spansion LLC, et al., Case No. 3:08-CV-00977-M (N.D. Tex.). Fast Memory Erase’s complaint alleges that Spansion’s NOR Flash products using floating gate technology infringe one or more claims of U.S. Patent No. 6,236,608 (the ‘608 patent). Fast Memory Erase has also asserted U.S. Patent No. 6,303,959 (the ‘959 patent) in its complaint against the products of other defendants, namely Intel and Numonyx, but it has not asserted the ‘959 patent against any Spansion products. On December 22, 2008, Fast Memory Erase filed an amended complaint. In its amended complaint, Fast Memory Erase added Apple, Inc. as a defendant. Spansion has answered Fast Memory Erase’s complaint and amended complaint. Spansion’s answers assert that Spansion does not infringe the ‘608 patent and that the ‘608 patent is invalid. In its answers, Spansion also asserts counterclaims against Fast Memory Erase for declaratory judgments of non-infringement and invalidity. The case was stayed against Spansion as a result of the Chapter 11 Cases until May 18, 2009. The U.S. Bankruptcy Court preliminarily lifted the stay and set June 23, 2009 as the date for a final determination on the stay. The parties subsequently agreed to lift the stay so that the U.S. District Court could proceed with a Markman hearing to determine the meaning of certain claims, which was held on September 16, 2009. No ruling has yet been issued as a result of the Markman hearing.

LSI, Agere ITC Investigation

On April 18, 2008, LSI Corporation and Agere Systems, Inc. (collectively “Complainants”) filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the ITC against respondents United Microelectronics Corporation, Integrated Device Technology, Inc., AMIC Technology Corporation, Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Microchip Technology, Inc., Micromas Semiconductor Holding, AG, National Semiconductor Corporation, Nanya Technology Corporation, NXP B.V., ON Semiconductor Corporation, Powerchip Semiconductor Corporation, ProMOS Technologies, Inc., Spansion, Inc., STMicroelectronics NV and Vanguard International Semiconductor Corporation. The complaint alleges that certain Spansion Flash products, including Spansion’s 4 Mb CMOS 3.0 Volt-only Simultaneous Read/Write Flash Memory and 1 G MirrorBit NOR Flash products, infringe at least claim 1 of U.S. Patent No. 5,227,335 (the “Asserted Patent”). The complaint identifies, under the heading “Related Litigations,” other lawsuits involving the Asserted Patent, including Agere Systems, Inc. v Atmel Corporation, Civil Action No. 2:02-CV-864 (E.D. Pa.) (the “Atmel case”). The complaint requests that the ITC institute an investigation into the matter. The complainant seeks a permanent exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States all semiconductor IC devices and products containing same, made by a method that infringes one or more claims of the Asserted Patent. The complainant also seeks a permanent cease and desist order pursuant to section 337(1) of the Tariff Act of 1930, as amended, directing respondents to cease and desist from importing, selling, offering for sale, using, demonstrating, promoting, marketing, and/or advertising in the United States, or otherwise transferring outside the United States for sale in the United States, semiconductor IC devices and products containing same made by a method that infringes one or more claims of the Asserted Patent. On May 16, 2008, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Integrated Circuits Using Tungsten Metallization and Products Containing Same No. 337-TA-648, identifying United Microelectronics Corporation, Integrated Device Technology, Inc., AMIC Technology Corporation, Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Microchip Technology, Inc., Micromas Semiconductor Holding, AG, National Semiconductor Corporation, Nanya Technology Corporation, NXP B.V., ON Semiconductor Corporation, Powerchip Semiconductor Corporation, ProMOS Technologies, Inc., Spansion, Inc., STMicroelectronics NV and Vanguard International Semiconductor Corporation (“Respondents”) as respondents. On June 5, 2008, respondents Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Integrated Device Technology, Microchip Technology, Inc., Nanya Technology Corp., Powerchip Semiconductor Corp., Spansion Inc. and ST Microelectronics N.V. filed a joint motion for summary determination that Complainant is precluded from re-litigating an invalid patent, based upon the jury finding of invalidity and the court ruling affirming the invalidity finding of the Asserted Patent in the Atmel case. On June 27, 2008, Administrative Law Judge Carl L. Charneski set an Initial Determination date of May 21, 2009, with a hearing to be completed by March 13, 2009, and a target date for completion of the ITC investigation of August 21, 2009. On September 18, 2008, Judge Charneski granted Complainants’ motion to add five respondents, Dongbu HiTek Semiconductor Business; Jazz Semiconductor, Magnachip Semiconductor; Qimonda AG, and Tower Semiconductor, Ltd. On October 30, 2008Judge Charneski denied Complainants’ request to add additional claims of infringement against Spansion, and also suspended the current procedural schedule. On November 5, 2008, Judge Charneski issued an order modifying procedural schedule, setting a hearing date of July 20, 2009 and issued a separate order setting an Initial Determination date of September 21, 2009, and a target date for completion of the ITC investigation of January 21, 2010. On December 11, 2008, Judge Charneski issued an Initial Determination denying respondents’ motion for summary determination that Complainant should be precluded from re-litigating an invalid patent. On February 3, 2009, the ITC issued an opinion affirming the ITC determination that Complainant is not precluded from re-litigating the validity of the patent. A hearing was held July 20, 2009 through July 27, 2009. The initial determination based upon that hearing was issued on September 21, 2009. The judge held that the patent asserted by LSI and Agree is invalid and that Spansion is not a proper party to the action. The initial determination currently is under review by the ITC.

We believe that we have meritorious defenses against LSI’s and Agere’s claims and we intend to defend this proceeding vigorously.

Spansion v. Samsung Patent Infringement Litigation

Spansion is currently a party to four, and Spansion Japan Limited is a party to one additional, patent infringement proceedings involving Samsung Electronics Co., Ltd.

Patent Litigation Settlement Agreement with Samsung Electronics Co., Ltd. (Samsung)

On April 7, 2009, Spansion announced that it had settled its patent litigation lawsuits with Samsung. As part of the settlement, Samsung agreed to pay Spansion $70 million and both parties agreed to exchange rights in their patent portfolios in the form of licenses and covenants subject to a settlement agreement. On June 2, 2009, the U.S. Bankruptcy Court entered an order denying Spansion’s motion seeking approval of the settlement agreement. By its terms, the settlement agreement has been terminated automatically as a result of the failure of the U.S. Bankruptcy Court to approve the settlement agreement by June 2, 2009 (sixty days from when Spansion filed a motion seeking U.S. Bankruptcy Court approval). In addition, as a result of the failure of the U.S. Bankruptcy Court to approve the settlement agreement, the lawsuit by Samsung against Spansion Japan Limited is no longer stayed, and the cases in the U.S. District Court and the ITC have resumed.

Samsung ITC Investigation

On November 17, 2008 Spansion Inc. and Spansion LLC filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission (“ITC”) against respondents Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung International, Inc., Samsung Semiconductor, Inc., and Samsung Telecommunications

America, LLC and Apple, Inc., Hon Hai Precision Industry Co., Ltd., AsusTek Computer Inc., Asus Computer International, Inc., Kingston Technology Company, Inc., Kingston Technology (Shanghai) Co. Ltd., Kingston Technology Far East Co., Kingston Technology Far East (Malaysia) Sdn. Bhd., Lenovo Group Limited, Lenovo (United States) Inc., Lenovo (Beijing) Limited, Lenovo Information Products (Shenzhen) Co., Ltd., Lenovo (Huiyang) Electronic Industrial Co., Ltd., Shanghai Lenovo Electronic Co., Ltd., PNY Technologies, Inc., Research In Motion, Ltd., Research In Motion Corporation, Sony Corporation, Sony Corporation of America, Sony Ericsson Mobile Communications AB, Sony Ericsson Mobile Communications (USA), Inc., Beijing SE Putian Mobile Communication Co., Ltd., Transcend Information Inc., Transcend Information Inc. (US), Transcend Information Inc. (Shanghai Factory), Verbatim Americas LLC, and Verbatim Corporation (collectively “Downstream Respondents”). In the ITC Complaint, Spansion alleges that Samsung and Downstream Respondents infringe United States Patent Nos. 6,380,029, 6,080,639, 6,376,877, and 5,715,194 (the “Asserted Patents”), which are owned by Spansion, through the unlawful importation into the United States of certain Samsung flash memory chips. The complaint seeks a permanent general exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States the Samsung chips that infringe any of the Asserted Patents, and all products produced by Downstream Respondents that contain such chips. The complaint also seeks a permanent cease and desist order pursuant to section 337(f) of the Tariff Act of 1930, as amended, prohibiting Samsung and Downstream Respondents from importing, selling for importation, using, offering for sale, selling after importation, building inventory for distribution, distributing, licensing, or otherwise transferring within the United States, Samsung chips that the Asserted Patents, and/or products containing such chips. On December 18, 2008 the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Flash Memory Chips and Products Containing Same, Inv. No. 337-TA-664, identifying Samsung and Downstream Respondents (“Respondents”) as respondents. On December 19, 2008, Administrative Law Judge Charles E. Bullock set a target date for completion of the ITC Investigation of April 19, 2010, and set the hearing to begin July 27, 2009. Subsequently, on February 9, 2009, Judge Bullock extended the target date for the investigation to June 18, 2010, and re-set the hearing to begin on September 28, 2009. Each of the Respondents has entered an appearance and answered the complaint. On January 30, 2009, the parties submitted their respective discovery statements, which included proposed discovery schedules, to Judge Bullock. On March 12, 2009, this action was stayed pending U.S. Bankruptcy Court approval of a settlement agreement between Spansion and Samsung. On June 2, 2009, the U.S. Bankruptcy Court entered an order denying Spansion’s motion seeking approval of the settlement agreement. As a result of the failure of the U.S. Bankruptcy Court to approve the settlement agreement, Spansion’s case against Samsung in the ITC has resumed. On June 30, 2009, the judge in the ITC investigation entered an order extending to January 18, 2011 the target date for completion of the investigation, setting the trial date for April 19, 2010 , and issuing a new procedural schedule. On October 16, 2009 the judge in the ITC investigation entered an order modifying the procedural schedule setting the trial date for May 3, 2010. Discovery in this case is ongoing. A Markman hearing was held on November 10, 2009.

Spansion v. Samsung District Court Action

On November 17, 2008, Spansion LLC filed a complaint, Civil Action No. 08-855-SLR, in the United States District Court for District of Delaware, against defendants Samsung Electronics Co. LTD., and Samsung Electronics America, Inc., Samsung Semiconductor, Inc., Samsung Telecommunications America, LLC, and Samsung Austin Semiconductor, LLC (“Samsung U.S.”). The complaint alleges that certain Samsung flash memory chips infringe United States Patent Nos. 6,455,888, 6,509,232, 5,831,901, 5,991,202, 6,433,383, and 6,246,610 (the “Spansion Patents”). The complaint seeks a judgment that Samsung infringes the Spansion Patents, permanent injunctive relief and damages, a trebling of damages for alleged willful conduct, and attorney’s fees, costs, and expenses. On January 8, 2009, Samsung U.S. answered the Complaint, and asserted a number of affirmative defenses. Samsung U.S.’s answer seeks a judgment of non-infringement as well as attorney’s fees, costs, and expenses in connection with defending against Spansion’s claims. On January 16, 2009, Samsung answered the Complaint, asserted affirmative defenses and counterclaimed that Spansion infringes United States Patent Nos. 6,930,050, 5,748,531, 5,740,065, 5,567,987, and 5,173,442 (the “Samsung Patents”), owned by Samsung. Samsung’s counterclaim seeks a judgment that Spansion infringes the Samsung Patents, permanent injunctive relief and damages, a trebling of damages for alleged willful conduct, and attorney’s fees, costs, and expenses. On

March 31, 2009, this action was stayed pending U.S. Bankruptcy Court approval of a settlement agreement between Spansion and Samsung. On June 2, 2009, the U.S. Bankruptcy Court entered an order denying Spansion’s motion seeking approval of the settlement agreement. As a result of the failure of the U.S. Bankruptcy Court to approve the settlement agreement, Spansion’s case against Samsung in the U.S. District Court for District of Delaware has resumed. On August 3, 2009, Samsung amended its counterclaims to remove Patent Nos. 6,930,050 and 5,740,065, from the action. On August 13, 2009, Spansion responded to Samsung’s counterclaims as to the remaining patents asserted by Samsung (i.e., United States Patent Nos., 5,748,531, 5,567,987, and 5,173,442). The action is presently scheduled for trial in May of 2011 and discovery is underway.

Samsung v. Spansion Japan Ltd.

On January 28, 2009, Samsung filed two patent infringement actions in the Tokyo District Court in Japan against Spansion Japan Ltd. (“Spansion Japan”) alleging that certain flash memory chips manufactured or sold by Spansion Japan infringe certain Japanese patents allegedly owned by Samsung. The actions allege infringement of Japanese patents JP 3834189 and JP 3505324 respectively. The two actions have been consolidated for trial. The complaints seek both injunctive relief and damages. On March 31, 2009, this action by Samsung against Spansion Japan was stayed pending U.S. Bankruptcy Court approval in the U.S. and Japan of a settlement agreement between Spansion and Samsung.

On April 7, 2009, Spansion announced that it has settled its patent infringement litigation with Samsung including the proceedings referenced above. As part of the settlement, Samsung will pay Spansion $70 million and both parties have exchanged rights in their patent portfolios in the form of licenses and covenants subject to a confidential settlement agreement. The settlement is subject to Bankruptcy Court approval in both the U.S. and Japan and, if approved, will end the patent disputes between the two companies. On May 18, 2009, the U.S. Bankruptcy Court held a hearing to review Spansion’s motion for approval of the settlement. On June 2, 2009, the U.S. Bankruptcy Court entered an order denying Spansion’s motion seeking approval of the settlement agreement. By its terms, the settlement agreement has been terminated automatically as a result of the failure of the U.S. Bankruptcy Court to approve the settlement agreement by June 2, 2009 (sixty days from when Spansion filed a motion seeking U.S. Bankruptcy Court approval). In addition, as a result of the failure of the U.S. Bankruptcy Court to approve settlement agreement, the action by Samsung against Spansion Japan is no longer stayed, and the cases in the U.S. District Court and the ITC have resumed. A technical hearing was held on December 18, 2009, and a subsequent hearing is scheduled for January 28, 2010.

Samsung v. Spansion ITC Investigation

On July 31, 2009, Samsung filed a patent infringement complaint with the ITC against Spansion Inc. and Spansion LLC (collectively, “Spansion”), Spansion Japan Limited, and the following downstream respondents: Alpine Electronics, Inc., Alpine Electronics of America, Inc., D-Link Corporation, D-Link Systems, inc., Slacker, Inc., Synology, Inc., Synology North America Corp., Shenzhen Egreat Co., Ltd., EGreat USA, and Appro International, Inc. The ITC commissioned its investigation of Samsung’s complaint on August 27, 2009. Subsequently, certain of Spansion’s creditors sought an order from the U.S. Bankruptcy Court seeking a stay of Samsung’s ITC action. On October 1, 2009, the U.S. Bankruptcy Court issued an order granting the motion to stay Samsung’s ITC action against Spansion. Both Samsung and the ITC have appealed this order.

Samsung v. Spansion International, Inc.

On July 31, 2009, Samsung Electronics Co., Ltd. commended an action in the Fourth Civil Division of the Federal Court in Dusseldorf, Germany against Spansion International Inc. and other third parties alleging patent infringement since March 2, 2009 of German patent DE 693 27 499 T2 (EP 0 591 009 B1). The action seeks damages in the amount of € 500,000 (approximately $665,010 as of March 29, 2009). An initial hearing to establish the schedule for the case was set for October 20, 2009. On September 4, 2009, Spansion filed a motion seeking to enforce the automatic stay as to this action, and on November 4, 2009, the U.S. Bankruptcy Court issued an order granting Spansion’s motion to stay this action.

Cabreros, et al. v. Spansion LLC, et al.

On March 6, 2009, Wesley Cabreros and David Refuerzo, individually and on behalf of other persons similarly situated, filed a complaint in the U.S. Bankruptcy Court, Adversary Proceeding No. 09-50409, for alleged violations of both the California WARN Act and Federal WARN Act against Spansion LLC and Spansion Inc. In addition to seeking class certification, the complaint seeks damages, costs and attorneys’ fees. The complaint also seeks payment of 11 U.S.C. § 503 priority claims in favor of the plaintiffs and other similarly situated former employees for their unpaid wages, salary, commissions, bonuses, accrued holiday pay, accrued vacation pay, pension and 401(K) contributions and other ERISA benefits, or a determination that the first $10,950 of the WARN Act claims are entitled to priority status under 11 U.S.C. 507(a)(4) and the remainder are unsecured claims. The plaintiffs also seek to recover attorneys’ fees and costs as allowed priority claims under 11 U.S.C. § 503. On July 22, 2009, the U.S. Bankruptcy Court certified the class. On October 6, 2009, the parties engaged in a mediation and reached an agreement in principle to settle the litigation conditioned upon U.S. Bankruptcy Court approval. As of March 29, 2009, the Company had accrued the settlement amount of $8.6 million, which was included in liabilities subject to comprise.

Creditor Proceedings

Many creditors initiated proceedings against one or more of the Debtors referred to in the voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code to collect amounts allegedly due those creditors. After the filing date of the petition, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions, no party may take any action to recover on pre-petition claims against any Debtor.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below and the other information in this quarterly report. If any of the following risks materialize, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected.

Certain statements in this report contain words such as “could,” “expect,” “may,” “anticipate,” “will,” “believe,” “intend,” “estimate,” “plan,” “envision,” “seek” and other similar language and are considered forward-looking statements. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements that are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, that are difficult to predict and actual outcomes may be materially different. The Creditor Protection Proceedings will continue to have a direct impact on our business and exacerbate these risks and uncertainties. In particular, the risks described below could cause actual events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition and liquidity.

Risks Related to the Creditor Protection Proceedings

On February 10, 2009 (the Proceeding Date), Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan), filed a proceeding under the Corporate Reorganization Law (Kaisha Kosei Ho) of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding); the Spansion Japan proceeding was formally commenced on March 3, 2009 (the

Commencement Date), when the Tokyo District Court entered the commencement order and appointed the incumbent representative director of Spansion Japan as trustee. On March 1, 2009 (the Petition Date), Spansion Inc., Spansion LLC, Spansion Technology LLC, Spansion International, Inc. and Cerium Laboratories LLC each filed a voluntary petition for relief under Chapter 11 of the U. S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the Chapter 11 Cases, together with the Spansion Japan Proceeding, the Creditor Protection Proceedings). The following risks relate to the Creditor Protection Proceedings.

Our business, operations and financial position are subject to the risks and uncertainties associated with the Chapter 11 Cases.

For the duration of the Chapter 11 Cases, our business, operations and financial position will be subject to the risks and uncertainties associated with such proceedings. These risks, without limitation and in addition to the risks otherwise noted in this Report, include:

Strategic risks, including risks associated with our ability to:

•	stabilize the business to maximize the chances of preserving all or a portion of the enterprise;

•

narrow our strategic focus primarily on the embedded solutions portions of the Flash memory market, focusing on major application markets, including portions of our previous wireless business, in an effective and timely manner;

•	resolve ongoing issues with creditors and other third parties whose interests may differ from ours;

•	obtain creditor, court and any other requisite third party approvals for a plan of reorganization; and

•	successfully implement a plan of reorganization.

Financial risks, including risks associated with our ability to:

•	generate cash from operations and maintain adequate available cash;

•

continue to maintain currently approved intercompany lending and transfer pricing arrangements and ongoing deployment of cash resources throughout our company and subsidiaries in connection with ordinary course intercompany trade obligations and requirements;

•	continue to maintain our cash management arrangements; and obtain any further approvals from the court, creditors or other third parties, as necessary to continue such arrangements;

•	maintain research and development investments; and

•	realize full or fair value for any assets or business we may divest as part of a plan of reorganization.

Operational risks, including risks associated with our ability to:

•

continue to depend on Spansion Japan for wafer production and distribution of products in Japan due to actions taken by either (i) Spansion Japan (at the direction of the Spansion Japan trustee or pursuant to orders of the Japanese Court or otherwise) or (ii) Spansion Inc. or Spansion LLC (pursuant to the order of the U.S. Bankruptcy Court or otherwise);

•

transfer wafer production capacity to another location or to a third-party foundry, or to find alternative methods of distributing and selling our products, in the event that Spansion Japan is not successful in, or has difficulties in reorganizing, and we are unable to negotiate a new foundry agreement with Spansion Japan;

•	retain and attract customers despite the uncertainty caused by the Creditor Protection Proceedings;

•

maintain market share generally and at specific customer accounts despite the uncertainty caused by the Creditor Protection Proceedings, including uncertainty surrounding future research and development expenditures, plans relating to the introduction of new products, price reductions and manufacturing;

•	respond to our competitors’ efforts to capitalize on customer concerns;

•	operate our business effectively in consultation with the U.S. Bankruptcy Court and our creditors;

•

actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees;

•	retain and incentivize key employees and attract new employees;

•	retain, or if necessary, replace major suppliers on acceptable terms; and

•	avoid disruptions in our supply chain as a result of uncertainties related to the Creditor Protection Proceedings.

Procedural risks, including risks associated with our ability to:

•

obtain court orders or approvals with respect to motions we file from time to time, including motions seeking extensions of the applicable stays of actions and proceedings against us, or obtain timely approval of transactions outside the ordinary course of business, or other events that may require a timely reaction by us;

•	resolve the claims made against us in such proceedings for amounts not exceeding our recorded liabilities subject to compromise;

•

prevent third parties from obtaining court orders or approvals that are contrary to our interests, such as the termination or shortening of the exclusivity period in the United States during which we can propose and seek confirmation of a plan of reorganization or the conversion of the Chapter 11 Cases to Chapter 7 liquidation cases; in which case the U.S. Bankruptcy Court would sell the Debtors non-exempt property and distribute the proceeds to our creditors in accordance with the U.S. Bankruptcy Code; and

•	reject, repudiate or terminate contracts.

Because of these risks and uncertainties, we cannot predict the ultimate outcome of the restructuring process, or predict or quantify the potential impact on our business, financial condition or results of operations. The Chapter 11 Cases provide us with a period of time to attempt to stabilize our operations and financial condition and develop a plan of reorganization. It is not possible to predict the outcome of the Chapter 11 Cases and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Accordingly, substantial risk exists as to whether we will be able to continue as a going concern. Our independent registered public accounting firm has included a going-concern explanatory paragraph in its report on our consolidated financial statements for the year ended December 28, 2008.

Our continuation as a going concern is dependent upon, among other things, our ability to obtain confirmation or approval of, and implement, a plan of reorganization; generate cash from operations, maintain adequate cash on hand and obtain sufficient other financing during the Creditor Protection Proceedings and thereafter; resolve ongoing issues with creditors and other third parties; and achieve profitability. Even assuming a successful emergence from the Chapter 11 Cases, we cannot assure you as to the overall long-term viability of our reorganized operations, including our ability to generate sufficient cash to support our operating needs, fulfill our transformation objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future. In addition, we may not be able to secure financing necessary or desirable to facilitate our emergence from bankruptcy. The application of fresh start accounting principles in accordance with U.S. GAAP upon eventual emergence from bankruptcy may result in valuations of long-lived and intangible assets that are less than the carrying value of those assets as currently reflected in the financial statements, which may further hinder our ability to raise financing at or subsequent to emergence from the Chapter 11 Cases.

In addition, a long period of operating under the Chapter 11 Cases may exacerbate the potential harm to our business and further restrict our ability to pursue certain business strategies or require us to take actions that we otherwise would not. These challenges are in addition to business, operational and competitive challenges that we would normally face absent the Creditor Protection Proceedings.

The way we have accounted for our commercial relationship with Spansion Japan is based on our estimates of the value of wafers provided to us by Spansion Japan, which are subject to review and change by the U.S. Bankruptcy Court. If the U.S. Bankruptcy Court were to disagree with our estimates, our financial condition could be materially adversely affected.

Spansion Japan facilitates distribution of our products in Japan and also manufactures and supplies sorted and unsorted silicon wafers to us. The wafers purchased from Spansion Japan are a material component of our “cost of goods sold,” and historically the wafer prices were governed by a pre-petition foundry agreement. For the reasons described in more detail below, we believe that the prices under the foundry agreement greatly exceed the amounts that the U.S. Bankruptcy Court will require us to pay for wafers purchased during the period from February 9, 2009 (20 days prior to the Petition Date) through October 27, 2009 (the date when we and Spansion Japan mutually agreed to pricing terms through executed purchase orders). Commencing no later than the Petition Date, we worked with Spansion Japan and its creditors to renegotiate wafer prices. We believed for a time that we had reached an agreement with Spansion Japan on new wafer prices and volumes, with retroactive effect to March 1, 2009. Subsequently, it became clear that Spansion Japan did not intend to honor the tentative agreement, which was never formalized. Further efforts by us to renegotiate the prices under the foundry agreement were unsuccessful and in October 2009, we filed a motion with the U.S. Bankruptcy Court to reject the foundry agreement. An order rejecting the foundry agreement was issued by the U.S. Bankruptcy Court on November 19, 2009. As a result, there is no valid contract establishing pricing for the wafers we received from Spansion Japan from February 9, 2009 through October 27, 2009 (Disputed Period). We believe that under the U.S. Bankruptcy Code, Spansion Japan is only entitled to receive the actual, necessary costs and expenses of preserving our bankruptcy estate. We believe that this means that Spansion Japan is only entitled to receive the value to us for wafers shipped during the Disputed Period. Accordingly, we estimated the value of the wafers purchased from Spansion Japan during this period based on: i) the report of an independent consultant, ii) information from third party foundries interested in supplying our wafer needs, iii) the terms of the mutually agreed pricing with Spansion Japan subsequent to October 27, 2009, and iv) the discussions with Spansion Japan to date to resolve the pricing dispute.

We believe our estimates of value are reasonable and appropriate for wafers purchased during the Disputed Period. The condensed consolidated financial statements for the three months ended March 29, 2009 included in this Report, reflect our estimates of value for goods and services provided by Spansion Japan since February 9, 2009. The U.S. Bankruptcy Court is scheduled to hear evidence to establish the value of wafers purchased post-petition from Spansion Japan on January 8, 2010. A negotiated settlement, or a finding by the U.S. Bankruptcy Court that the value of wafers purchased during the Disputed Period from Spansion Japan is different than our estimates, may have an impact on our results of operations and that impact could be material. Moreover, a settlement or ruling could also have a material adverse impact on our financial condition. For example, if the U.S. Bankruptcy Court were to determine that the value was equal to the pricing terms in the original foundry agreement, we estimate our liability to Spansion Japan for wafer deliveries during the Disputed Period may be approximately $180.0 million greater than the liability we recorded using our estimates of wafer value over the same period.

Continuing or increasing pressure on our business, cash and liquidity could materially and adversely affect our ability to fund and reorganize our business operations, react to and withstand the current economic downturn, as well as volatile and uncertain market and industry conditions, and implement a plan of reorganization. Additional sources of funds may not be available.

As the global economic conditions dramatically worsened beginning in the fourth quarter of 2008, we experienced significant pressure on our business and faced a deterioration of our cash and liquidity, globally as well as on a regional basis, as customers across all businesses suspended, delayed and reduced their expenditures. The extreme volatility in the financial, foreign exchange, equity and credit markets globally and the expanding economic downturn and potentially prolonged recessionary period have compounded the situation. We are continuing to experience significant pressure due to global economic conditions and additionally, we are seeing further impact to our business as a result of the Creditor Protection Proceedings.

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

Access to additional funds from liquidity-generating transactions or other sources of external financing may not be available to us and, if available, would be subject to market conditions and certain limitations including court approvals and other requisite approvals by other third parties. We cannot provide any assurance that our net cash requirements will be as we currently expect and will be sufficient for the successful approval and implementation of a plan of reorganization.

We may not be able to successfully obtain all requisite approvals for, or implement, a plan of reorganization. Failure to obtain the requisite approvals for, or failure to successfully implement, our plan of reorganization could lead to the liquidation of all of our assets. We must continue to restructure and transform our business and the assumptions underlying these efforts may prove to be inaccurate.

On October 26, 2009, we filed with the U.S. Bankruptcy Court a plan of reorganization and an accompanying disclosure statement, and on November 25, 2009 and December 9, 2009, we filed with the U.S. Bankruptcy Court amended plans of reorganization and amended disclosure statements.

The plan of reorganization will become effective only if it receives the requisite approval and is confirmed by the U.S. Bankruptcy Court. The voting and objection deadline with respect to the plan of reorganization is scheduled for January 26, 2010. The confirmation hearing in the U.S. Bankruptcy Court is scheduled to begin on January 7, 2010. If the U.S. Bankruptcy Court confirms the plan of reorganization, we expect to emerge from Chapter 11 shortly thereafter. However, there can be no assurance that we will be successful in obtaining the necessary votes to approve the plan of reorganization, that the U.S. Bankruptcy Court will confirm the plan of reorganization or that it will be implemented successfully. If we do not receive the requisite approvals, it is unclear whether we would be able to restructure our business and what distributions, if any, holders of claims against us would receive.

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

Further, we have made, and will continue to make, judgments as to whether we should limit investment in, exit, or dispose of certain parts of our business. The Chapter 11 Cases may result in the sale or divestiture of assets, but we cannot assure you that we will be able to complete any sale or divestiture on acceptable terms or at all. Any decision by management to further limit investment in, or exit or dispose of parts of our business may result in the recording of additional charges. As part of our review of our restructured business, we look at the recoverability of tangible and intangible assets. Future market conditions may indicate these assets are not recoverable based on changes in forecasts of future business performance and the estimated useful life of these assets, and this may trigger further write-downs of these assets which may have a material adverse effect on our business, results of operations and financial condition.

If our relationship with Spansion Japan is impaired or terminated as a result of the Chapter 11 Cases or other reasons our business could be materially adversely affected.

We no longer control, but still use Spansion Japan for wafer manufacturing and sort services to provide products to our customers globally, and for distribution of our products to customers in Japan. Any of the Trustee of Spansion Japan, the Japanese Court, the supervising attorney, or Spansion Japan’s creditors could take actions that result in a reduction or elimination of the supply of those products and services to us. Moreover, the current deadline for Spansion Japan to submit a plan of reorganization to the Japanese Court is February 24, 2010. There can be no assurance that Spansion Japan’s plan of reorganization will be approved, or that Spansion Japan will not be liquidated. As a result of these aforementioned risks, and also as a result of the protracted wafer pricing dispute between us and Spansion Japan, we have been implementing plans to mitigate against the impact that would result if for any reason Spansion Japan reduced its supply of, or ceased supplying, the goods and services to us. Nevertheless, a sudden and unanticipated reduction or cessation of the supply of goods and services from Spansion Japan might be disruptive and have an adverse impact on our results of operations and that impact could be material.

While the Chapter 11 Cases are pending, our financial results may be volatile and may not reflect historical trends.

While the Chapter 11 Cases are pending, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance following the filing of the Chapter 11 Cases. Further, we may sell or otherwise dispose of assets and liquidate or settle liabilities, with court approval, for amounts other than those reflected in our historical financial statements. Any such sale or disposition and any plan of reorganization could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

Our ability to independently manage our business is restricted during the Creditor Protection Proceedings, and steps or actions in connection therewith may require the approval of the U.S. Bankruptcy Court, the U.S. Trustee and our creditors.

Pursuant to the various U.S. Bankruptcy Court orders and the U.S Bankruptcy Code, during the Chapter 11 Cases, some or all of the decisions with respect to our business may require consultation with, review by or ultimate approval of the U.S. Bankruptcy Court and the U.S. Trustee, our general unsecured creditors’ committee and the Floating Rate Noteholders. The lack of independence and the related consulting and reporting requirements have significantly increased the amount of time required for us to take necessary actions and conclude and execute on decisions, and may make it impossible for us to take actions that we believe are appropriate and necessary. We cannot assure you that the U.S. Bankruptcy Court, the U.S. Trustee, the. Creditors’ Committee, other creditors or the Floating Rate Noteholders will support our positions on matters presented to the U.S. Bankruptcy Court in the future, or on our Plan of Reorganization. Disagreements between us and these various third parties could protract the Chapter 11 Cases, negatively impact our ability to operate and delay our emergence from the Chapter 11 Cases.

The Creditor Protection Proceedings have had a material adverse effect on our ability to continue operating as a globally integrated unit. Upon commencement of the Spansion Japan Proceeding, Spansion LLC, in its capacity as the sole stockholder of Spansion Japan, and Spansion Japan’s board of directors lost operational control of, and management authority over, Spansion Japan. At that time, all such control and management was vested in the trustee appointed in the Spansion Japan Proceeding, under the supervision of the Tokyo District Court and a supervising attorney appointed by the Tokyo District Court.

In addition, although we have historically deployed our cash throughout the enterprise, through a variety of intercompany borrowing and transfer pricing arrangements, cash in the various jurisdictions is generally available to fund operations in the particular jurisdictions, but generally is not freely transferable between jurisdictions or regions and we have to renegotiate some of our transfer pricing arrangements. The resulting contracts and financial arrangements may adversely affect our financial results and business. Furthermore, our inability to repatriate cash throughout the enterprise as needed could have a material adverse effect on our financial condition and results of operations.

Transfers or issuances of our equity, or a debt restructuring, may impair or reduce our ability to utilize our net operating loss carryforwards and certain other tax attributes in the future.

Pursuant to U.S. tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (NOLs) carried forward from prior years. We have NOL carryforwards in the United States of approximately $657.0 million as of December 28, 2008. Our ability to utilize these NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of the Chapter 11 Cases. During the Chapter 11 Cases, the U.S. Bankruptcy Court has entered an order that places certain restrictions on trading in our common stock. However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our NOL carryforwards may not be significantly limited as a result of our restructuring.

In fiscal 2008, NOL carryfowards in the United States of approximately $382.3 million were nonutilizable against future taxable income due to Spansion undergoing an “ownership change” for purposes of section 382 of the Internal Review Code of 1986, as amended. This resulted in the reduction of gross deferred tax assets in the amount of $133.8 million.

A restructuring of our debt pursuant to the Chapter 11 Cases may give rise to cancellation of indebtedness or debt forgiveness (COD), which if it occurs would generally be non-taxable. If the COD is non-taxable, we will be required to reduce our NOL carryforwards and other attributes such as capital loss carryforwards and tax basis in assets, by an amount equal to the non-recognized COD. Therefore, it is possible that, as a result of the successful completion of a plan of reorganization, we will have a reduction of NOL carryforwards and/or other tax attributes in an amount that cannot be determined at this time and that could have a material adverse effect on our financial position.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Our common stock has been delisted from The NASDAQ Stock Market and is traded on the Pink Sheets, which makes our common stock significantly less liquid.

Trading prices of our securities are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved plan of reorganization. In such plan, our existing securities, in particular our common stock, may be cancelled and holders may receive no payment or other consideration in return, or they may receive a payment or other consideration that is less than the trading price or the purchase price of such securities. Under our proposed plan of reorganization, our current stockholders will not be entitled to any recovery, making such shares of common stock valueless.

If we are unable to attract and retain qualified personnel at reasonable costs, we may not be able to achieve our business objectives, and our ability to successfully emerge from the Chapter 11 Cases may be harmed.

We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our current business plans and lead us, particularly during the Chapter 11 Cases and throughout the implementation of a plan of reorganization. Competition for certain key positions and specialized technical and sales personnel in the high-technology industry remains strong. Our deteriorating financial performance, along with the Chapter 11 Cases and workforce reductions create uncertainty that has led to an increase in unwanted attrition, and additional challenges in attracting and retaining new qualified personnel. We have lost many key employees with long tenures and broad knowledge about our historical operations and we are at risk of losing or being unable to hire talent critical to a successful reorganization and ongoing operation of our business. Our ability to retain and attract critical talent is restricted in part by the Chapter 11 Cases that, among other things, limit our ability to implement a retention program or take other measures to attract new hires to the Company or motivate employees to remain with us. Our future success depends in part on our continued ability to hire, assimilate in a timely manner and retain qualified personnel, particularly in key senior management positions. If we are not able to attract, recruit or retain qualified employees (including as a result of headcount and salary reductions), we may not have the personnel necessary to implement a plan of reorganization, and our business, results of operations and financial condition could be materially adversely impacted.

Risks Related to our Financial Condition

If we cannot generate sufficient operating cash flows and obtain external financing, we may be materially adversely affected.

Our capital expenditures, together with ongoing operating expenses, have been a substantial drain on our cash flows and have decreased our cash balances. Since fiscal 2008, we have increased cost cutting activities, including: salary reductions; cutting capital spending; reducing and freezing headcount; cutting research and development projects; and reducing administrative expenses. Some cost cutting activities may require initial cost outlays before the cost reductions are realized. We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected.

Additional funds from liquidity-generating transactions or other sources of external financing may not be available to us. Such financing would be subject to certain limitations, including court approvals and other requisite approvals by other third parties. Our inability to obtain needed financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures, or may have an adverse effect on our restructuring process. If we cannot generate sufficient operating cash flows or obtain external financing, we would be materially adversely affected.

Financial market conditions may impede access to or increase the cost of financing operations and investments.

These changes in U.S. and global financial and equity markets, including market disruptions and tightening of the credit markets, compounded by us being subject to the Chapter 11 Cases, may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing, which would materially adversely affect us.

We are party to several debt instruments for which, as a result of the Chapter 11 Cases, an event of default has occurred. In connection with our reorganization, we may enter into debt arrangements in the future, each of which may subject us to restrictive covenants which could limit our ability to operate our business.

As of March 29, 2009, we had an aggregate principal amount of approximately $1.1 billion in outstanding debt, almost all of which became due and immediately payable upon events of default triggered by the occurrence of recent events related to the Creditor Protection Proceedings. During the Chapter 11 Cases and upon emergence from them, we will need to incur additional indebtedness through arrangements such as credit agreements or term loans that may include restrictions and covenants that are similar or more restrictive than the covenants in our existing debt instruments. These restrictions and covenants limit, and any future covenants and restrictions likely will limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Any debt arrangements we enter into would likely require us to make regular interest payments, which could adversely affect our results of operations.

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

As of March 29, 2009, our marketable securities totaled approximately $104.8 million and consisted solely of AAA/Aaa securities with auction reset features (auction rate securities or ARS) whose underlying assets are student loans and are substantially backed by the U.S. government Federal Family Education Loan Program. During 2008, we experienced failed auctions of our ARS and we cannot assure you that any future auctions would be successful. In November 2008, we accepted an offer to participate in an auction rate securities settlement from UBS Bank USA (UBS), providing us the right, but not the obligation, to sell to UBS up to all of our ARS at par, commencing June 30, 2010 through July 2, 2012. This right represents a put option for a payment equal to the par value of the ARS.

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

In the first quarter of fiscal 2009, sales of our products were divided between wireless applications, such as mobile phones, and the combination of consumer and industrial applications, such as gaming, set top boxes, DVD players, automotive and industrial electronics. During this period, consumer and industrial applications accounted for a majority of our net sales. This represented a shift from fiscal 2008, during which sales for wireless applications and consumer and industrial applications each accounted for approximately half of our total net sales. Prior to fiscal 2008, sales for wireless applications, rather than consumer and industrial applications, accounted for a majority of our net sales.

If demand for mobile phones, other consumer products or industrial products utilizing Flash memory declines, or if our sales are below industry analysts’ expectations, our business could be materially adversely affected. Also, if the functionality of successive generations of such products does not require increasing Flash memory density or if such products no longer require Flash memory due to alternative technologies or otherwise, our operating results would be materially adversely affected.

Our business has been characterized by an average selling price that declines over time, which can negatively affect our results of operations.

As a semiconductor manufacturing company, our financial results are primarily dependent upon the difference between our average selling price per product and our average costs per product. Generally, we endeavor to maintain or increase our average selling price while lowering our average costs, by improving our product mix, and selling more units. Historically, the selling prices of our products have decreased during the products’ lives, and we expect this trend to continue. When our selling prices decline, our net sales and gross margins also decline unless we are able to compensate by selling more units thereby reducing our manufacturing costs per product or introducing and selling new, higher margin products with higher densities and/or advanced features. If the average selling price for our products continues to decline, our operating results could be materially adversely affected.

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

The Flash memory market is highly cyclical, and in the past has experienced severe downturns, generally as a result of wide fluctuations in supply and demand, constant and rapid technological change, continuous new product introductions and price erosion. Our financial performance has been, and may in the future be, adversely affected by these downturns. We have incurred substantial losses in past downturns, and as a result of the most recent downturn, due principally to:

•	substantial declines in selling prices, particularly due to competitive pressures and an imbalance in product supply and demand; and

•	a decline in demand for end-user products that incorporate our products.

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

Although our manufacturing cycle times are relatively lengthy, in excess of ten weeks, we nevertheless compete in a market where suppliers’ ability to respond quickly to new incoming orders is a competitive differentiator. Thus, we must forecast customer demand and produce requisite amounts of our products in order to fill current and future orders even though demand is volatile and difficult to predict. To forecast demand and value inventory, management considers, among other factors, the inventory on hand, historical customer demand data, backlog data, competitiveness of product offerings, market conditions and product life cycles. If we are unable to accurately assess these factors and anticipate future demand or market conditions, inventory write-downs may be required and would be reflected in cost of sales in the period the write-down is made. This would have a negative impact on our gross margin in that period. Inaccurate forecasting could also result in excess or obsolete inventory that would reduce our profit margins, which might materially adversely affect us.

Any future business combinations, divestitures, acquisitions or mergers expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.

During the Chapter 11 Cases we will, and upon emergence from them we may periodically, consider strategic transactions. We may evaluate acquisitions, divestitures, joint ventures, alliances or co-production programs as opportunities arise and we may be engaged in varying levels of negotiations with third parties at any time. We may not be able to effect transactions and if we enter into transactions, we also may not realize the benefits we anticipate. Moreover, the integration of companies that have previously been operated separately involves a number of risks. Consummating any acquisitions, divestitures, joint ventures, alliances or co-production programs could result in the incurrence of additional transaction-related expenses, as well as unforeseen contingent liabilities, which could materially adversely affect us.

A significant market shift to NAND architecture would materially adversely affect us.

Flash memory products are generally based on either NOR or NAND architecture. To date, our Flash memory products have been based on NOR architecture which are typically produced at a higher cost-per-bit than NAND-based products. We are developing our MirrorBit Eclipse and MirrorBit NAND architectures primarily to address embedded applications currently served by NAND-based products or potentially served by NAND-based products in the future, but we cannot be certain that our MirrorBit NAND- or Eclipse-based products will satisfactorily address those market needs.

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

Customers manufacturing products for embedded applications may increasingly choose floating gate NAND-based Flash memory products over MirrorBit NOR-, NAND- or Eclipse-based Flash memory products for their applications. If this occurs and customers continue to prefer floating gate NAND-based products over those of MirrorBit NOR-, NAND- or Eclipse-based products for their applications, we may be materially and adversely affected. Moreover, some of our competitors are able to manufacture floating gate NAND-based Flash memory products on 300-millimeter wafers produced in much larger capacity fabs than we currently have access to. In addition, some of our competitors may choose to utilize more advanced manufacturing process technologies than we may have available to offer products competitive to ours at a lower cost or with higher densities.

In addition, even if products based on NAND architecture are unsuccessful in displacing products based on NOR architecture, the average selling price for our products may be adversely affected by a significant decline in the price for NAND-based products. Such a decline may result in downward price pressure in the overall Flash memory market affecting the price we can obtain for our NOR-based products, which would adversely affect us. We believe such downward pricing pressure was a factor in the significant declines in the selling prices of our products in 2007 and 2008. If the prices for NAND products similarly decline in the future, we may be materially adversely affected.

We cannot be certain that our substantial investments in research and development will lead to timely improvements in technology or that we will have sufficient resources to invest in the level of research and development that is required to remain competitive.

In order to compete, we are required to make substantial investments in research and development for design, process technologies and production techniques in an effort to design and manufacture advanced Flash memory products. For example, in fiscal 2008, 2007 and 2006, our research and development expenses were approximately $ 431.8 million, $436.8 million and $342.0 million, respectively, or approximately 19, 17 and 13 percent, respectively, of our net sales.

Currently, we are developing new non-volatile memory process technologies, including 45-nanometer process technologies. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive, which could materially adversely affect us. Further, we cannot assure you that our investments in research and development will result in increased sales or competitive advantage, which could materially adversely affect our operating results.

If we fail to successfully develop, introduce and commercialize new products and technologies, we may be materially adversely affected.

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

If we fail to successfully develop products based on our MirrorBit Eclipse or MirrorBit NAND architectures, or if there is a lack of market acceptance of these products, our future operating results would be materially adversely affected.

We are positioning ourselves to address the increasing demand for NAND Flash memory products in embedded applications by offering higher density, lower cost and more versatile products based on our new MirrorBit Eclipse and MirrorBit NAND architectures. The success of these architectures requires that we timely and cost effectively develop, manufacture and market products based on these architectures that are competitive with floating gate NAND-based Flash memory solutions. While we have made some progress on developing and commercializing products based on these architectures, we may not be able to continue to do so in accordance with our product development plans or at a rate and cost structure required for us to remain competitive. If we fail to continue to develop and commercialize products based on these architectures on a timely basis at a competitive cost structure, our future operating results would be materially adversely affected. Furthermore, if we do not achieve market acceptance of products based on our MirrorBit architectures or if acceptance occurs at a slower rate than we anticipate, our ability to compete will be reduced, and we would be materially adversely affected.

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

We have in the past and plan in the future to obtain foundry, subcontractor and other arrangements with third parties to meet demand. Foundry services suppliers from which we have obtained, and in the future may obtain, foundry services, include Spansion Japan, Fujitsu Microelectronics Limited (as a result of the sale of our JV1/JV2 manufacturing facilities in April 2007) and Semiconductor Manufacturing International Corporation. We also use independent contractors to perform some of the assembly, testing and packaging of our products. Some third-party manufacturers are often under no obligation to provide us with any specified minimum quantity of product. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, and in the case of Spansion Japan, all of their manufacturing capacity has historically been allocated to us. We also depend on these manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. In addition, we rely on these manufacturers to invest capital into their facilities to meet our needs. Given the Creditor Protection Proceedings and the current volatility and disruption in the capital and credit markets worldwide, we cannot assure you that they will make the investments in their facilities previously contemplated. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and may not be able to attain qualification from our customers. In addition, any significant change in the payment terms we have with our key suppliers could adversely affect us.

These manufacturers, excluding Spansion Japan, also make products for other companies, including certain of our competitors, and/or for themselves and could choose to prioritize capacity for themselves or other customers beyond any minimum guaranteed amounts, reduce deliveries to us or, in the absence of price guarantees, increase the prices they charge us on short notice, such that we may not be able to pass cost increases on to our customers. The likelihood of this occurring may be greater as a result of the Creditor Protection Proceedings. We may be unable to secure an alternative supply for specific products in a short timeframe or at all at an acceptable cost to satisfy our production requirements. In addition, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Other risks associated with our increased dependence on third-party manufacturers include: their ability to adapt to our proprietary technology, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, lack of capacity in periods of excess demand, misappropriation of our intellectual property, reduced ability to manage inventory and parts and risks associated with operating in foreign countries. If we are unable to secure sufficient or reliable suppliers of wafers or obtain the necessary assembling, testing and packaging services, our ability to meet customer demand for our products may be adversely affected, which could have a material adverse effect on us.

We rely on Fujitsu Microelectronics Limited to distribute our products in Japan.

We currently rely on Fujitsu Microelectronics Limited (FML) through its subsidiary Fujitsu Electronics Inc. (FEI) to distribute our products to customers in Japan, which is an important geographic market for us. Under our distribution agreement with FML, FML has agreed to use its best efforts to promote the sale of our products in Japan and to other customers served by FML. In the event that we reasonably determine that FML’s sales performance in Japan and to those customers served by FML is not satisfactory based on specified criteria, then we have the right to require FML to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include appointing another distributor as a supplementary distributor to sell products in Japan and to customers served by FML. Pursuing these actions would be costly and disruptive to the sales of our products in Japan. If FML’s sales performance in Japan is unsatisfactory or if we are unable to successfully maintain our distribution agreement and relationship with FML and we cannot timely find a suitable supplementary distributor, we could be materially adversely affected.

Under the terms of our distribution agreement with FML, either party may terminate the distribution agreement, either in whole or in part, for convenience upon 60 days written notice to the other party. If FML unexpectedly terminates its distribution agreement with us, or otherwise ceases its support of our customers in Japan, we would be required to rely on a relationship with another distributor or establish our own local sales organization and support functions. We cannot be certain that we will be successful in selling our products to customers currently served by FML or new customers. If customers currently served by FML, or potential new customers, refuse to purchase our products directly from us or from another distributor, our sales in Japan may decline, and we could be materially adversely affected.

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

It is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing capacity or we may be contractually obligated to purchase minimum quantities of certain products from our subcontractors. This may result in write-downs or write-offs of inventories and losses on products the demand for which is lower than we anticipate. In addition, during periods of industry overcapacity, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements.

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

Our principal NOR Flash memory competitors are Numonyx B.V., Macronix International Co., Ltd. and Samsung Electronics Co., Ltd. Additional significant NOR Flash memory competitors include Silicon Storage Technology, Inc. and Toshiba Corporation.

We increasingly compete with NAND Flash memory manufacturers where NAND Flash memory has the ability to replace NOR Flash memory in customer applications. Our principal NAND Flash memory competitors include Samsung Electronics Co., Ltd, Toshiba Corporation, Hynix Semiconductor Inc. and Numonyx. In the future our principal NAND Flash memory competitors may include Intel Corporation, Micron Technology, Inc., IM Flash Technology LLC, the joint venture between Intel and Micron Technology, Inc. and SanDisk Corporation.

The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality, customer relationships and ability to provide value-added solutions. In particular, in the past, our competitors have aggressively priced their products, which resulted in decreased selling prices for our products in the first half of fiscal 2007 and adversely impacted our results of operations. Some of our competitors, including Samsung and Toshiba, are more diversified than we are and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment. Some of our competitors are able to manufacture floating gate NAND-based Flash memory products on 300-millimeter wafers produced in much larger capacity fabs than we may have access to or may choose to utilize more advanced manufacturing process technologies than we will have to offer products competitive to ours at a lower cost or higher density. Moreover, products based on our MirrorBit ORNAND-, MirrorBit Quad-, MirrorBit Eclipse- and MirrorBit NAND-based architectures may not have the price, performance, quality and other features necessary to compete successfully for these applications.

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

Competition also may increase if NOR memory vendors merge, if NAND memory vendors acquire NOR businesses or other NAND businesses, or if our competitors otherwise consolidate their operations. Furthermore, we face increasing competition from NAND Flash memory vendors targeting the embedded portion of the Flash memory market.

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

The Flash memory industry is characterized by rapid technological changes. For example, new manufacturing process technologies using smaller feature sizes and offering better performance characteristics are generally introduced every one to two years. The introduction of new manufacturing process technologies allows us to increase the functionality of our products while at the same time optimizing performance parameters, decreasing power consumption and/or increasing storage capacity. In addition, the reduction of feature sizes enables us to produce smaller chips offering the same functionality and thereby considerably reduces the cost per bit. In order to remain competitive, it is essential that we secure the capabilities to develop and qualify new manufacturing process technologies. For example, our leading Flash memory products must be manufactured at 65-nanometer and more advanced process technologies and on 300-millimeter wafers. If we are delayed in transitioning to these technologies and other future technologies, we could be materially adversely affected. As a result of the Creditor Protection Proceedings, we may be forced to shut down or abandon current plans for our manufacturing facilities which could materially adversely affect us.

Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in our profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. For example, we continuously modify our manufacturing processes in an effort to improve yields and product performance and decrease costs. We are continuing to transition to 65-nanometer process technology for the manufacture of some of our products. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. We may fail to achieve acceptable yields or may experience product delivery delays as a result of, among other things, capacity constraints, delays in the development of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, impurities or other difficulties in the manufacturing process. Any of these occurrences could adversely impact our relationships with customers, cause harm to our reputation in the marketplace, cause customers to move future business to our competitors or cause us to make financial concessions to our customers.

Improving our manufacturing efficiency in future periods is dependent on our ability to:

•	develop advanced process technologies and advanced products that utilize those technologies;

•	successfully transition to advanced process technologies;

•	continue to reduce test times;

•	ramp product and process technology improvements rapidly and effectively to commercial volumes;

•	achieve acceptable levels of manufacturing wafer output and yields, which may decrease as we implement more advanced technologies; and

•	maintain our quality controls and rely upon the quality and process controls of our suppliers.

If we cannot adequately protect our technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, we may lose a competitive advantage and incur significant expenses.

We rely on a combination of protections provided by contracts, including confidentiality and non-disclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from third-party infringement or from misappropriation in the United States and abroad. Any patent owned or licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted under these patents or licenses may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other intellectual property rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property on a worldwide basis in a cost-effective manner. Foreign laws may provide less intellectual property protection than afforded in the United States. Our efforts to protect our intellectual property in the United States and abroad, through lawsuits such as those that have been filed between us and Samsung Electronics Co., Ltd., may be time-consuming and costly. If we cannot adequately protect our technology or other intellectual property rights in the United States and abroad, we may be materially adversely affected.

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

From time to time, we may be notified, or third parties may bring actions against us based on allegations, that we are infringing the intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we cannot obtain a license, these parties may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products, increase the costs of selling some of our products, or cause damage to our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, would have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge or defend such claims, either of which could be expensive and time-consuming and may have a material adverse effect on us. See Item 1 “Legal Proceedings.”

We provide indemnities relating to non-infringement of patents and other intellectual property indemnities to certain of our customers in connection with the delivery, design, manufacture and sale of our products. If we are required to indemnify companies with whom we do business and we incur substantial costs, our business, results of operations and financial condition could be materially adversely affected.

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

As a result of our foreign operations, we have sales, expenses, assets and liabilities that are denominated in Japanese yen and other foreign currencies. For example:

•	some of our manufacturing costs are denominated in Japanese yen, Chinese renminbi, and other foreign currencies such as the Thai baht and Malaysian ringgit;

•	sales of our products to, and purchases from, Spansion Japan are denominated in both US dollars and Japanese yen; and

•	some fixed asset purchases are denominated in Japanese yen and European Union euros.

Consequently, movements in exchange rates could cause our net sales and expenses to fluctuate, affecting our profitability and cash flows. We currently unable to and in the future may not be able to enter into hedging contracts on acceptable terms, if at all.

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

A significant portion of our planned wafer fabrication capacity for existing and future products is provided by third parties located in Japan and China, and nearly all final test and assembly of our products is performed at our facilities in Malaysia and Thailand and by third parties in China, Taiwan and Japan. In addition, we have international sales operations and, as part of our business strategy, we are continuing to seek to expand our product sales in high growth markets. The political and economic risks associated with our sales to, and operations in, foreign countries include:

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

Our worldwide operations and business could be subject to natural disasters and other business disruptions, such as a world health crisis, fire, earthquake, tsunami, volcano eruption, flood, hurricane, power loss, power shortage, telecommunications failure or similar events, which could harm our future net sales and financial condition and increase our costs and expenses. For example, during the first quarter of fiscal 2008, our business was adversely affected by severe weather conditions in China which caused us to experience decreased demand for our products in that region. In addition, our corporate headquarters are located near major earthquake fault lines in California, and Spansion Japan’s wafer fabrication facilities and Fujitsu’s manufacturing facilities are located near major earthquake fault lines in Japan. Also, our assembly and test facilities located in Malaysia and Thailand, and our subcontractors’ assembly and test facilities in China and other countries in Asia may be affected by tsunamis. In the event of a major earthquake or tsunami, we could experience loss of life of our employees, destruction of facilities or other business interruptions. If such business disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or demand for our products, or directly impact our marketing, manufacturing, financial, and logistics functions, our results of operations and financial condition could be materially adversely affected.

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

Our board of directors is authorized to issue shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up of our affairs, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock could be adversely affected.

Provisions in our corporate governance documents as well as Delaware law may delay or prevent an acquisition of us that stakeholders may consider favorable.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include restrictions on the ability of our stockholders to remove directors, a classified board of directors and limitations on action by our stockholders by written consent. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to make an acquisition of us more difficult. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stakeholders.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spansion Inc., as amended, filed as Exhibit 3.2 to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.1(a)	Amendment No. 3 and Letter Supplement to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of January 15, 2009.

10.1(b)	Amendment No. 4 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of February 23, 2009.

10.1(c)	Amendment No. 5 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of April 23, 2009.

10.1(d)	Amendment No. 6 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of June 25, 2009.

10.1(e)	Amendment No. 7 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of October 30, 2009.

10.2(a)**	Employment Offer Letter for John H. Kispert, dated February 12, 2009, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated February 17, 2009, is hereby incorporated by reference.

10.2(b)**	Amendment No. 1 to Employment Offer Letter for John H. Kispert, dated July 9, 2009, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated July 9, 2009, is hereby incorporated by reference.

10.3**	Consulting Agreement between Spansion Inc. and Nathan Sarkisian, effective as of May 20, 2009.

10.4	Amendment No. 3 to the Amended and Restated Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Spansion Japan Limited and Fujitsu Microelectronics Limited, entered into as of June 30, 2009.

10.5**	Employment Offer Letter for Randy W. Furr, dated June 4, 2009.

10.6	Asset and Share Purchase Agreement by and between Spansion LLC and Powertech Technology Inc., dated August 21, 2009, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated August 25, 2009, is hereby incorporated by reference.

10.7	Supply Agreement by and between Spansion LLC and Powertech Technology Inc., dated August 21, 2009, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated August 25, 2009, is hereby incorporated by reference.

10.8	Transition Services Agreement by and between Spansion LLC and Powertech Technology Inc., dated August 21, 2009, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated August 25, 2009, is hereby incorporated by reference.

10.9**	Spansion Inc. Key Employee Incentive Plan and Centurion Plan, as approved August 27, 2009.

10.10	Agreement between Spansion LLC and Spansion Japan Limited, entered into as of June 30, 2009.

10.11	Memorandum of Understanding Regarding Non-Competition Agreement between Spansion Inc. and Fujitsu Microelectronics Limited, dated as of June 30, 2009.

10.12	Assignment of Amended and Restated Information Technology Services Agreement between Spansion Inc, Spansion Japan Limited, and Fujitsu Microelectronics Limited, effective as of March 31, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
**	Management Agreement or Compensation Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: December 31, 2009	By:	/S/ RANDY W. FURR
Randy W. Furr
Executive Vice President and Chief Financial Officer