Form 10-Q
period 2009-06-28
Spansion Inc.
filed 2009-12-31
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Spansion Inc.

(Debtor-in-Possession)

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28 2009	June 29 2008 (1)	June 28 2009	June 29 2008 (1)
Net sales	$262,919	$426,268	$552,598	$826,451
Net sales to related parties	113,382	186,452	223,331	356,541

Total net sales	376,301	612,720	775,929	1,182,992

Cost of sales (Note 9)	280,266	503,571	663,301	979,381
Research and development (Note 9)	37,889	108,303	82,635	228,624
Sales, general and administrative (Note 9)	33,788	68,264	137,817	133,028
In-process research and development	—	—	—	10,800
Restructuring charges	14,212	9,922	38,154	9,922

Operating income (loss) before reorganization items	10,146	(77,340)	(145,978)	(178,763)

Interest and other income (expense), net	1,916	2,536	2,396	5,915
Interest expense(2)	(9,212)	(29,486)	(33,678)	(52,300)
Gain on deconsolidation of subsidiary	—	—	30,100	—

Gain (loss) before reorganization items and income taxes	2,850	(104,290)	(147,160)	(225,148)

Reorganization items	(9,842)	—	(372,299)	—

Loss before income taxes	(6,992)	(104,290)	(519,459)	(225,148)
Provision (benefit) for income taxes	261	(1,824)	429	(2,388)

Net loss	$(7,253)	$(102,466)	$(519,888)	$(222,760)

Net loss per share - basic and diluted	$(0.04)	$(0.64)	$(3.22)	$(1.49)

Shares used in per share calculation - basic and diluted	161,778	160,196	161,530	149,480

(1)	The Statement of Operations for the three and six months ended June 29, 2008 has been adjusted to reflect the change in accounting for the Company’s Exchangeable Senior Subordinated Debentures as described in Note 3.
(2)	Contractual interest expense for the three and six months ended June 28, 2009 was $21,021 and $48,009, respectively.

See accompanying notes

Spansion Inc.

(Debtor-in-Possession)

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	June 28, 2009	December 28, 2008 (1)
Assets
Current assets:
Cash and cash equivalents	$220,468	$116,387
Trade accounts receivable	124,886	132,099
Trade accounts receivable from related parties (Note 9)	258,989	111,448
Allowance for doubtful accounts	(55,012)	(8,106)
Other receivables	—	7,789
Other receivables from related parties (Note 9)	—	6,127
Inventories:
Raw materials	15,319	16,305
Work-in-process	100,159	264,393
Finished goods	19,099	98,459

Total inventories	134,577	379,157
Deferred income taxes	3,213	3,213
Prepaid expenses and other current assets	26,248	35,225

Total current assets	713,369	783,339
Property, plant and equipment, net	396,780	795,030
Auction rate securities	110,839	94,014
Other assets	86,368	101,489

Total assets	$1,307,356	$1,773,872

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable to banks under revolving loans	$—	$105,687
Short term note	79,591	—
Accounts payable	22,165	465,844
Accounts payable to related parties (Note 9)	66,121	74,592
Accrued compensation and benefits	21,266	60,412
Accrued liabilities to related parties (Note 9)	—	5,092
Other accrued liabilities	71,005	88,943
Income taxes payable	303	3,972
Deferred income	69,271	35,285
Current portion of long-term debt and obligations under capital leases	—	1,126,849

Total current liabilities	329,722	1,966,676
Deferred income taxes	3,275	3,267
Long-term debt, less current portion	—	210,246
Other long-term liabilities	36,953	44,330

Total long-term liabilities	40,228	257,843

Liabilities subject to compromise	1,805,761	—

Total liabilities	2,175,711	2,224,519

Stockholders’ deficit	(868,355)	(450,647)

Total liabilities and stockholders’ deficit	$1,307,356	$1,773,872

(1)	The Balance Sheet as of December 28, 2008 has been adjusted to reflect the change in accounting for the Company’s Exchangeable Senior Subordinated Debentures as described in Note 3.

See accompanying notes

Spansion Inc.

(Debtor-in-Possession)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 28, 2009	June 29, 2008 (1)
Cash Flows from Operating Activities:
Net loss	$(519,888)	$(222,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and in-process research and development write-off	106,976	322,658
Net provision for doubtful accounts	18,438	1,572
Provision (benefit) for deferred income taxes	8	(9,961)
Net gain on sale and disposal of property, plant, and equipment	(1,902)	(18,426)
Gain on sale of marketable securities	—	(621)
Compensation recognized under employee stock plans	7,568	9,938
Gain on deconsolidation of subsidiary	(30,100)	—

Changes in operating assets and liabilities, net of effects of deconsolidation of subsidiary:
(Increase) decrease in trade accounts receivable and other receivables	(102,007)	19,386
Decrease (increase) in inventories	189,213	(52,519)
(Decrease) increase in prepaid expenses and other current assets	(16,707)	6,746
Increase in other assets	(6,510)	(8,204)
Increase in accounts payable, accrued liabilities and accrued compensation	438,986	75,639
Decrease in income taxes payable	(2,494)	(9,009)
Increase in deferred income	28,972	6,614

Net cash provided by operating activities	110,553	121,053

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	60	5,593
Purchases of property, plant and equipment	(5,201)	(286,590)
Proceeds from maturity and sale of marketable securities	—	133,695
Purchases of marketable securities	—	(36,950)
Loan made to an investee	(5,263)	(3,125)
Cash proceeds from Saifun acquisition	—	733
Cash decrease due to deconsolidation of subsidiary	(52,092)	—

Net cash used by investing activities	(62,496)	(186,644)

Cash Flows from Financing Activities:	—
Proceeds from borrowings, net of issuance costs	117,758	239,577
Payments on debt and capital lease obligations	(58,639)	(121,127)

Net cash provided by financing activities	59,119	118,450

Effect of exchange rate changes on cash and cash equivalents	(3,095)	(11,508)

Net increase in cash and cash equivalents	104,081	41,350
Cash and cash equivalents at the beginning of period	116,387	199,092

Cash and cash equivalents at end of period	$220,468	$240,442

Non-cash investing and financing activities:
Equipment capital leases	$—	$50,474
Issuance of common stock and stock options to acquire Saifun	$—	$108,898

(1)	The Statement of Cash Flows for the six months ended June 29, 2008 has been adjusted to reflect the change in accounting for the Company’s Exchangeable Senior Subordinated Debentures as described in Note 3.

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

The proposed Plan of Reorganization provides for the treatment of claims of creditors on a “waterfall” basis that allocates value to the Debtors’ creditors and stockholders in accordance with the priorities of the U.S. Bankruptcy Code. Pursuant to the Plan of Reorganization, allowed administrative claims and priority tax claims would be paid in full in cash or cash equivalents. Other allowed secured claims would be reinstated, paid in full in cash or cash equivalents, or have the collateral securing such claims returned to the secured creditor. Allowed unsecured convenience claims (all claims $2,000 or less) would be paid in full in cash or cash equivalents. Any remaining value would be distributed on a pro rata basis to holders of allowed unsecured claims in the form of new Spansion common stock. Under the proposed Plan of Reorganization, the Company’s current stockholders will not be entitled to any recovery, making such shares of common stock valueless.

The proposed Plan of Reorganization assumes that allowed claims will range from approximately $1.6 billion to approximately $2.1 billion after completion of the claims objection, reconciliation and resolution process. In addition to the range specified above, Spansion Japan has asserted that it has been damaged as a result of the foundry agreement rejection in an amount up to $1.0 billion, although it has not yet initiated action in court regarding this assertion. As of June 28, 2009, the Company accrued expected allowed claims totaling approximately $1.8 billion classified as liabilities subject to compromise in the accompanying balance sheet. If the expected amount of allowed claims increases over the amount currently accrued, the Company will record additional reorganization expense in the period of such determination. Because disputed claims, including litigation instituted by the Company challenging so-called “make whole,” premium, or “no-call” claims, have not yet been finally adjudicated, and the Debtors’ total enterprise value upon emergence has not yet been finally determined, no assurances can be given that actual recoveries to creditors and interest holders will not be materially higher or lower than proposed in the Plan of Reorganization. The Disclosure Statement contains detailed information about the Plan of Reorganization, a historical profile of the Debtors’ business, a description of proposed distributions to creditors, and an analysis of the Plan of Reorganization’s feasibility, as well as many of the technical matters required for the exit process, such as descriptions of who will be eligible to vote on the Plan of Reorganization and the voting process itself. The information contained in the Disclosure Statement is subject to change, whether as a result of further amendments to the Plan of Reorganization, actions of third parties or otherwise.

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

Spansion Japan facilitates distribution of the Company’s products in Japan and also manufactures and supplies sorted and unsorted silicon wafers to the Company. The wafers purchased from Spansion Japan are a material component of the Company’s “cost of goods sold,” and historically the wafer prices were governed by a pre-petition foundry agreement. For the reasons described in more detail below, the Company believes that the prices under the foundry agreement greatly exceed the amounts that the U.S. Bankruptcy Court will require the Company to pay for wafers purchased during the period from February 9, 2009 (20 days prior to the Petition Date) through October 27, 2009 (the date when the Company and Spansion Japan mutually agreed to pricing terms through executed purchase orders). Commencing no later than the Petition Date, the Company worked with Spansion Japan and its creditors to renegotiate wafer prices. The Company believed for a time that it had reached an agreement with Spansion Japan on new wafer prices and volumes, with retroactive effect to March 1, 2009. Subsequently, it became clear that Spansion Japan did not intend to honor the tentative agreement, which was never formalized. Further efforts by the Company to renegotiate the prices under the foundry agreement were unsuccessful and in October 2009, the Company filed a motion with the U.S. Bankruptcy Court to reject the foundry agreement. An order rejecting the foundry agreement was issued by the U.S. Bankruptcy Court on November 19, 2009. As a result, there is no valid contract establishing pricing for the wafers the Company has received from Spansion Japan from February 9, 2009 through October 27, 2009 (Disputed Period). The Company believes that under the U.S. Bankruptcy Code, Spansion Japan is only entitled to receive the actual, necessary costs and expenses of preserving the Company’s bankruptcy estate. The Company believes that this means that Spansion Japan is only entitled to receive the value to the Company for wafers shipped during the

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Disputed Period. Accordingly, management estimated the value of the wafers purchased from Spansion Japan during this period based on: 1) the report of an independent consultant, 2) information from third party foundries interested in supplying the Company’s wafer needs, 3) the terms of the mutually agreed pricing with Spansion Japan subsequent to October 27, 2009, and 4) the discussions with Spansion Japan to date to resolve the pricing dispute.

Management believes its estimates of value are reasonable and appropriate for wafers purchased during the Disputed Period. The condensed consolidated financial statements for the three and six months ended June 28, 2009 included in this Report reflect the Company’s estimates of value for goods and services provided by Spansion Japan since February 9, 2009. The U.S. Bankruptcy Court is scheduled to hear evidence to establish the value of wafers purchased during the Disputed Period from Spansion Japan on January 8, 2010. A negotiated settlement, or a finding by the U.S. Bankruptcy Court that the value of wafers purchased during the Disputed Period from Spansion Japan is different than the Company’s estimates, may have an impact on the Company’s results of operations and that impact could be material. Moreover, a settlement or ruling could also have a material impact on the financial condition of the Company, as described further below. For example, if the U.S. Bankruptcy Court were to determine that the value was equal to the pricing terms in the original foundry agreement, the Company estimates that its liability to Spansion Japan for wafer deliveries during the Disputed Period may be approximately $180.0 million greater than the liability recorded by the Company using its estimates of wafer value over the same period.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The accompanying consolidated financial statements do not purport to reflect or provide for the outcome of the Chapter 11 Cases. In particular, such consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that will ultimately be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholders accounts, the effect of any changes that may be made in the Company’s capitalization; or (d) as to operations, the effect of any changes that may be made in the Company’s business.

The accompanying consolidated financial statements reflect the accounting, presentation, and disclosure requirements prescribed by American Institute of Certified Public Accountants Statement of Position (SOP) No. 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, now codified in FASB Accounting Standards Codification (ASC) Topic 852,

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Furthermore, effective as of March 3, 2009, the Company deconsolidated Spansion Japan because, despite its 100 percent equity ownership interest, the Company no longer controls Spansion Japan due to the appointment of a trustee in the Spansion Japan Proceeding on March 3, 2009. Upon deconsolidation, the Company recorded a gain of $30.1 million. The gain represents the difference between the carrying value of the Company’s investment in Spansion Japan immediately before deconsolidation (100 percent of Spansion Japan’s stockholder’s deficit adjusted by the net receivables from Spansion Japan) and the estimated fair value of the Company’s retained non-controlling interest in Spansion Japan (zero). Since March 3, 2009, the Company has accounted for its interest in Spansion Japan as a cost basis investment. The results of operations of Spansion Japan after March 3, 2009 are not included in the Company’s condensed consolidated statement of operations and the carrying value of the cost basis investment at June 28, 2009 was zero. Transactions between the Company and Spansion Japan after March 3, 2009, have been reflected as transactions with a third party.

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

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended June 28, 2009 and June 29, 2009 both consisted of 13 weeks. The six months ended June 28, 2009 and June 29, 2008 both consisted of 26 weeks.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The Company retrospectively adopted FSP APB 14-1, which impacted the Company’s accounting for its Exchangeable Senior Subordinated Debentures, issued in June 2006. The Exchangeable Senior Subordinated Debentures bear interest at 2.25 percent per annum, payable on June 15 and December 15 of each year beginning December 15, 2006 until the maturity date of June 15, 2016. As a result of adopting FSP APB 14-1, the Company recorded an equity component of $117.4 million, representing the fair value of the embedded conversion options, and a liability component of $89.6 million, representing the fair value of the debentures as of the date issuance. The net carrying amount of the liability portion of the Exchangeable Senior Subordinated Debentures has been included in liabilities subject to compromise at June 28, 2009 and current portion of long-term debt and obligations under capital leases at December 28, 2008.

The table below shows the components of the net carrying amount of the liability portion of the Exchangeable Senior Subordinated Debentures at June 28, 2009 and at December 28, 2008:

	June 28, 2009	December 28, 2008
	(in thousands)
Principal amount of liability component	$207,000	$207,000
Unamortized discount	(97,767)	(99,241)

Net carrying amount	$109,233	$107,759

As a result of adopting FSP APB 14-1, the Company recorded additional non-cash interest expense resulting from recognizing the accretion of the discounted carrying value of the Exchangeable Senior Subordinated Debentures to their face amount as interest expense over the term of the debt, which matures on June 15, 2016. However, pursuant to the accounting guidance for entities in reorganization, interest expense recorded subsequent to March 1, 2009 only includes amounts expected to be actually paid during the Creditor Protection Proceedings, and as a result amortization of the discounted carrying value ceased.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following represents the components of interest expense and effective interest rates relating to the Exchangeable Senior Subordinated Debentures:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(in thousands)
Contractual interest expense	$—	$1,177	$806	$2,355
Amortization of discount	—	1,876	1,475	3,752

Total interest expense	$—	$3,053	$2,281	$6,107

Effective interest rate	12.23%	12.23%	12.23%	12.23%

For the three and six month period ended June 28, 2009, the effect of applying the provisions of FSP APB 14-1, was an increase in non-cash interest expense of zero and $1.5 million, respectively, which represents accretion of the unamortized debt discount associated with the Exchangeable Senior Subordinated Debentures, partially offset by lower amortization of capitalized issuance costs as a portion of these were allocated to equity.

The following tables show the financial statement line items affected by retrospective application of FSP APB 14-1 on the affected financial statement line items for the periods indicated:

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended June 29, 2008			Six Months Ended June 29, 2008
	As Adjusted under FSP APB 14-1	As Previously Reported	Effect of Change	As Adjusted under FSP APB 14-1	As Previously Reported	Effect of Change
Interest expense	$(29,486)	$(27,663)	$(1,823)	$(52,300)	$(48,654)	$(3,646)
Other expense, net	(26,950)	(25,127)	(1,823)	(46,385)	(42,739)	(3,646)
Loss before income taxes	(104,290)	(102,467)	(1,823)	(225,148)	(221,502)	(3,646)
Net loss	(102,466)	(100,643)	(1,823)	(222,760)	(219,114)	(3,646)

Net loss per common share:
Basic and diluted	$(0.64)	$(0.63)	$(0.01)	$(1.49)	$(1.47)	$(0.02)
Shares used in per share calculation:
Basic and diluted	160,196	160,196	160,196	149,480	149,480	149,480

Consolidated Balance Sheet

(in thousands)

	December 28, 2008
	As Adjusted under FSP APB 14-1	As Previously Reported	Effect of Change
Other assets (1)	$101,489	$103,061	$(1,572)
Total assets	1,773,872	1,775,444	(1,572)
Current portion of long-term debt (2)	1,087,786	1,187,027	(99,241)
Stockholders’ deficit:
Additional paid-in capital (3)	2,471,902	2,356,629	115,273
Accumulated deficit (4)	(2,997,589)	(2,979,985)	(17,604)
Total stockholders’ deficit	(450,647)	(548,316)	97,669
Total liabilities and stockholders’ deficit	1,773,872	1,775,444	(1,572)

(1)	The effect of the change on other assets includes the allocation of a portion of the capitalized issuance costs to the equity component of $2.1 million, offset by lower amortization of these costs from the issuance date of $0.5 million.
(2)	The effect of the change on current portion of long-term debt includes the discount determined as of the original issuance date of the Exchangeable Senior Subordinated Debentures of $117.4 million, less amortization of the discount from the issuance date of $18.1 million.
(3)	The effect of the change on paid-in capital includes the discount determined as of the original issuance date of the Exchangeable Senior Subordinated Debentures of $117.4 million, less the portion of the original debt issuance costs allocated to the equity component of $2.1 million.
(4)	The effect of the change on accumulated deficit includes the amortization of the discount from the issuance date of $18.1 million, less adjustment to the amortization of debt issuance costs of $0.5 million.

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

In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 165, Subsequent Events, now codified in ASC Topic 855, Subsequent Events. This accounting standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and is effective for interim or annual period ending after June 15, 2009. The Company adopted this accounting standard during its second quarter of fiscal 2009 and its adoption did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 28, 2009 up through December 31, 2009, the date that the Company filed its Quarterly Report on Form 10-Q for the second quarter of fiscal year 2009.

4. Reorganization Items

Entities in reorganization are required to disclose expenses such as professional fees directly related to the process of reorganizing the Debtors under the Chapter 11 Cases, realized gains and losses, provisions for losses, and interest income resulting from the reorganization and restructuring of the business. The Debtors’ reorganization items for the three and six months ended June 28, 2009 consist of the following:

	Three Months Ended	Six Months Ended
	June 28, 2009	June 28, 2009
	(in thousands)
Professional fees directly related to reorganization (1)	$9,963	$17,114
Provision for expected allowed claims (2)	—	355,333
Interest income	(121)	(148)

Total reorganization items	$9,842	$372,299

(1)	Includes fees associated with the advisors to the Debtors.
(2)	Represents the Company’s estimate of the expected allowed claims related primarily to rejection or repudiation of executory contracts, leases and the effects of approved settlements.

The U.S. Bankruptcy Court established September 4, 2009, as the bar date for filing proofs of claim against the U.S. Debtors’ estates. Under certain limited circumstances, some creditors will be permitted to file claims after the applicable bar dates. Accordingly, it is possible that not all potential claims were filed as of the filing of this document. The differences between amounts recorded by the U.S. Debtors and proofs of claim filed by the creditors are investigated and resolved through the claims reconciliation process. Because of the number of creditors and claims, the claims reconciliation process may take considerable time to complete and the Company expects it will continue to receive claims after its emergence from Chapter 11.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Notwithstanding the foregoing, the Company has recognized certain charges related to allowed claims or expected allowed claims. The U.S. Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, the Company will make adjustments to the liabilities recorded on its interim or annual financial statements as appropriate. Any such adjustments could be material to the Company’s financial position or results of operations in any given period.

Cash paid for professional fees was approximately $7.3 million and $15.3 million, respectively, for the three and six months ended June 28, 2009.

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

June 28, 2009
(in thousands)
Accounts payable and accrued liabilities	$630,836
Accounts payable to related parties	109,941
Accrued compensation and benefits	24,513
Long-term debt	968,265
Capital lease obligations	68,725
Other long-term liabilities	3,481

Total liabilites subject to compromise	$1,805,761

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6. Stock-Based Compensation

Shares Available to Grant

The numbers of shares of Class A Common Stock available for grant at June 28, 2009 under the Spansion Inc. 2007 Equity Incentive Plan (the 2007 Plan), the Spansion Inc. 2005 Equity Incentive Plan (the 2005 Plan) and the Saifun Semiconductors Ltd. 2003 Employee Share Option Plan (the Saifun 2003 Plan) are shown in the following table:

Number of shares available for grant:
Shares reserved for grant (1)	12,126,424
Shares available under the 2007 Plan (transferred from the 2005 Plan)	1,578,582
Stock options granted through June 28, 2009, net of cancelled stock options	(4,989,246)
RSU awards granted through June 28, 2009, net of cancelled RSU awards	(1,413,228)

Shares available for grant under the 2007 Plan and Saifun 2003 Plan	7,302,532

(1)

The 12,126,424 shares reserved for grant consisted of 6,675,000 shares approved for grant under the 2007 Plan, 920,523 shares transferred from the 2005 Plan and 4,530,901 shares transferred from the Saifun 2003 Plan.

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense for the 2005 Plan, 2007 Plan, Saifun 2003 Plan, Saifun Semiconductor Ltd. 2001 Share Option Plan and Saifun Semiconductor Ltd. 1997 Share Option Plan (collectively, the Spansion and Saifun Equity Plans) by financial statement caption, resulting from the Company’s stock options and restricted stock unit (RSU) awards for the three and six months ended June 28, 2009 and June 29, 2008:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(in thousands)
Cost of sales	$419	$1,183	$1,802	$2,504
Research and development	817	1,555	2,386	2,823
Sales, general and administrative	902	2,465	3,380	4,611

Stock-based compensation expense before income taxes	2,138	5,203	7,568	9,938

Income tax benefit (1)	—	—	—	—

Stock-based compensation expense after income taxes (1)	$2,138	$5,203	$7,568	$9,938

(1)

There is no income tax benefit relating to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subjected to a full valuation allowance.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

No stock options were granted in the three and six months ended June 28, 2009 under the Spansion and Saifun Equity Plans. The weighted average fair value of the Company’s stock options granted in the three and six months ended June 29, 2008 under the Spansion and Saifun Equity Plans was $1.32 and $1.89 per share, respectively. The fair value of each stock option granted was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants:

	Three Months Ended	Six Months Ended
	June 29, 2008	June 29, 2008
Expected volatility	48.61%	48.66%
Risk-free interest rate	3.03%	2.67%
Expected term (in years)	4.61	5.05
Dividend yield	0%	0%

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

As of June 28, 2009, the total unrecognized compensation cost related to unvested stock options and RSU awards under the Spansion and Saifun Equity Plans was approximately $26.5 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2012.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information under the Spansion and Saifun Equity Plans for the periods presented:

	Number of Shares	Average Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in thousands)
Options:
Outstanding as of December 30, 2007	3,536,968	$11.53	5.66	$—

Granted (1)	6,806,119	$1.48
Cancelled	(537,156)	$6.32
Exercised	(26,534)	$0.08

Outstanding as of December 28, 2008	9,779,397	$4.85	6.42	$675

Granted	—	$—
Cancelled	(2,231,813)	$4.44
Exercised	(197,951)	$0.03

Outstanding as of June 28, 2009 (2)	7,349,633	$5.10	5.18	$116

Exercisable as of June 28, 2009 (3)	3,806,204	$6.92	3.81	$38

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(1)	The number of options granted during the year ended December 28, 2008 includes 4,364,829 shares of options granted in March 2008 under Saifun Option Plans in accordance with the provisions of Saifun Acquisition Agreement.
(2)	The number of options outstanding as of June 28, 2009 includes 350,028 shares of options held by Spansion Japan employees.
(3)	The number of options exercisable as of June 28, 2009 includes 258,116 shares of options held by Spansion Japan employees.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.08 as of June 26, 2009, the last trading day prior to June 28, 2009, which would have been received by the stock option holders had all stock option holders exercised their stock options as of that date.

The following table summarizes RSU award activities and related information for the periods presented:

	Number of Shares	Weighted-Average Grant-date Fair Value
Restricted Stock Units:
Unvested as of December 30, 2007	3,153,426	$11.33
Granted	1,916,180	$2.93
Cancelled	(400,909)	$8.74
Vested	(1,368,132)	$11.51

Unvested as of December 28, 2008	3,300,565	$6.69

Granted	—	—
Cancelled	(960,821)	$6.36
Vested	(721,374)	$8.39

Unvested as of June 28, 2009 (1)	1,618,370	$6.13

(1)	The number of restricted stock units unvested as of June 28, 2009 includes 159,525 shares held by Spansion Japan employees.

7. Net Loss Per Share

Basic and diluted net loss per share is computed based on the weighted-average number of common shares outstanding during the period.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

For the three and six months ended June 28, 2009, the Company excluded from its diluted per share computation approximately 20.7 million potential shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon exchange of Spansion LLC’s Exchangeable Senior Subordinated Debentures because they had an antidilutive effect due to net losses recorded in each of the periods.

For the three and six months ended June 29, 2008, the Company excluded approximately 26.0 million potential common shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon exchange of Spansion LLC’s Exchangeable Senior Subordinated Debentures because they had an antidilutive effect due to net losses recorded in each of those periods

8. Comprehensive Loss

The following are the components of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(in thousands)
Net loss	$(7,253)	$(102,466)	(519,888)	$(222,760)
Net change in pension plan, net of taxes	—	156	123	(597)

Net change in cumulative translation adjustment	—	(52,138)	(25,073)	30,327
Net change in unrealized losses on marketable securities, net of $0 taxes	(176)	(12,757)	(449)	(12,757)

Total comprehensive loss	$(7,429)	$(167,205)	(545,287)	$(205,787)

9. Related Party Transactions

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

At March 3, 2009, the Company’s receivables from Spansion Japan exceeded its payable to Spansion Japan. Upon deconsolidation, and based on its expectations regarding the potential resolution of the Spansion Japan Proceedings and the Chapter 11 Cases, the Company wrote down the amounts due from Spansion Japan, including the entire $67.5 million due pursuant to the loan agreement to an amount equal to the amount due to Spansion Japan at March 3, 2009. The associated charge for that write-down is included in the gain on deconsolidation. Also, in light of the rejection of the foundry agreement, the Company believes that Spansion Japan would merely have a claim for the value of goods and services provided to the Company and that any such claim would be subject to offset due to amounts that Spansion Japan owes to the Company.

The following tables present the significant related party transactions and account balances between the Company and Spansion Japan for the three months ended June 28, 2009 and period from March 3, 2009 to June 28, 2009 and as of June 28, 2009:

	Three Months Ended June 28, 2009	March 3, 2009 to June 28, 2009
	(in thousands)
Net sales to Spansion Japan
Finished goods and wafer sales	$113,382	$173,123
Royalty income	51	51

	$113,433	$173,174

Cost of sales:
Wafer purchases	$58,856	$95,839
Reimbursement of employee related costs	—	(395)
Others	4	4

	$58,860	$95,448

Service fees (from) to Spansion Japan:
Research and development services fee, net of reimbursement of employee related costs	$5,838	$7,815
Sales, general and administrative expenses, and reimbursement of employee related costs	(85)	(230)

	$5,753	$7,585

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

June 28, 2009
(in thousands)
Trade accounts receivable from Spansion Japan	$258,989
Trade accounts payable to Spansion Japan	$(176,062)

Fujitsu

Fujitsu Limited (Fujitsu) is a holder of greater than 10 percent of the Company’s voting securities as of June 28, 2009. Prior to the fourth quarter of fiscal 2008, the Company relied on Fujitsu as a sole distributor of its products and, historically, has entered into significant arrangements and transactions with Fujitsu through Spansion Japan. As a result of the deconsolidation of Spansion Japan discussed above, the Company did not have significant transactions with Fujitsu for the period from March 3, 2009 to June 28, 2009. Accordingly, the following information does not include transactions between Spansion Japan and Fujitsu between March 3, 2009 and June 28, 2009.

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

The following tables present the significant related party transactions between the Company and Fujitsu for the three months ended June 28, 2009 and June 29, 2008:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(in thousands)
Net sales to Fujitsu	$—	$186,452	$50,208	$356,542
Cost of sales:
Royalties to Fujitsu	$—	$817	$—	$1,567
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	—	19,553	11,617	40,325
Subcontract manufacturing and commercial die purchases from Fujitsu	—	1,807	569	5,163
Wafer purchases, processing and sort services from Fujitsu (1)	—	61,600	6,096	129,741
Net gain recognized on sale of assets to Fujitsu on April 2, 2007 (1)	—	(8,907)	(3,075)	(17,045)
Reimbursement on costs of employees seconded to Fujitsu (1)	—	(7,427)	(2,633)	(14,029)
Pension curtailment loss (1)	—	—	—	—
Equipment rental income from Fujitsu (1)	—	(973)	(186)	(1,971)
Administrative services income from Fujitsu (1)	—	(273)	(68)	(1,087)

	$—	$66,197	$12,320	$142,664

Service fees to Fujitsu:
Cost of sales	$—	$19	$—	$19
Research and development	—	—	—	10
Sales, general and administrative	—	153	110	305

Service fees to Fujitsu	$—	$172	$110	$334

(1)	These amounts relate to the JV1/JV2 Transaction.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The account balances between the Company and Fujitsu as of June 28, 2009 were not material. The following table presents the account balances between the Company and Fujitsu as of December 28, 2008:

December 28, 2008
(in thousands)
Trade accounts receivable from Fujitsu	$111,448
Other receivables from Fujitsu	$6,127
Accounts payable to Fujitsu	$74,592
Royalties payable to Fujitsu	$1,617
Accrued liabilities to Fujitsu	$3,475

10. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Changes in the Company’s liability for product warranty during the three and six months ended June 28, 2009 and June 29, 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(in thousands)
Balance, beginning of period	$1,478	$1,305	$1,489	$1,305
Provision for warranties issued	948	5,436	1,871	7,022
Settlements	(332)	(5,470)	(504)	(7,320)
Changes in liability for pre-existing warranties during the period	811	218	49	482

Balance, end of period	$2,905	$1,489	$2,905	$1,489

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

11. Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	June 28, 2009	December 28, 2008
	(in thousands)
Debt obligations:
Senior Notes	$233,440	$233,025
Spansion Penang Loan	—	138
Exchangeable Senior Subordinated Debentures	109,233	107,759
Spansion Japan 2007 Credit Facility	—	287,963
Senior Secured Floating Rate Notes	625,592	625,617
Senior Secured Revolving Credit Facility	—	34,000
Spansion Japan 2007 Revolving Credit Facility	—	71,687
UBS Loan Secured by Auction Rate Securities	79,591	—
Obligations under capital leases	68,725	82,593

Total debt and capital lease obligations	1,116,581	1,442,782
Less: amount subject to compromise	1,036,990	—

Total debt and capital lease obligations not subject to compromise	79,591	1,442,782

Less: current portion	79,591	1,232,536

Long-term debt and capital lease obligations not subject to compromise	$—	$210,246

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Under terms of the Senior Notes, Exchangeable Senior Subordinated Debentures and Senior Secured Floating Rate Notes, the Chapter 11 Cases constituted an event of default and all amounts outstanding under these facilities were accelerated and became immediately due and payable.

New Debt and Capital Lease Obligations and Activities for the six months ended June 28, 2009:

Senior Secured Revolving Credit Facility

In February 20, 2009, the Company repaid the outstanding balance under this facility in full.

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

As of June 28, 2009, the amount outstanding under the UBS Loan was approximately $79.6 million, which is the maximum amount available. This amount bears interest at approximately 1.4 percent as of June 28, 2009.

Spansion Japan Obligations

As discussed in Note 3, effective March 3, 2009, the Company no longer consolidates Spansion Japan. Accordingly, the obligations related to the Spansion Japan 2007 Credit Facility and the Spansion Japan 2007 Revolving Credit Facility are not included in the Company’s consolidated balance sheet at June 28, 2009.

Obligations under Capital Leases

During the first and second quarter of 2009, the Company submitted various motions to the U.S. Bankruptcy Court seeking rejection of certain equipment leases with future principal and interest payments of approximately $54.5 million through 2011, all of which have been approved by the Court as of August 10, 2009.

Impact of Chapter 11 Cases

As discussed in Note 3, the accounting guidance for entities in reorganization provides that interest should be reported only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured, or unsecured claim. On that basis, the Company ceased accruing interest as of the Petition Date on its Senior Notes and Exchangeable Senior Subordinated Debentures. In addition, accretion of the discounted carrying value of the Exchangeable Senior Subordinated Debenture ceased on March 1, 2009. For the three months ended June 28, 2009, reported interest expense was approximately $9.2 million while contractual interest was approximately $21.0 million. For the six months ended June 28, 2009, reported interest expense was approximately $33.7 million while contractual interest was approximately $48.0 million.

12. Income Taxes

The Company recorded income tax expenses of $0.3 million in the three months ended June 28, 2009 as compared to $1.8 million of income tax benefit in the three months ended June 29, 2008. The income tax expense recorded in the three months ended June 28, 2009 was primarily related to tax provisions in profitable foreign locations of $0.3 million. The income tax benefit recorded in the three months ended June 29, 2008 was primarily due to an income tax benefit of $3.9 million associated with a loss in Japan, offset by tax provisions in profitable foreign locations of $2.1 million.

The Company recorded income tax expenses of $0.4 million in the six months ended June 28, 2009 as compared to $2.4 million of income tax benefit in the six months ended June 29, 2008. The income tax expense recorded in the six months ended June 28, 2009 was primarily related to tax provisions in profitable foreign locations of $0.4 million. The income tax benefit recorded in the six months ended June 29, 2008 was primarily related to an income tax benefit of $5.4 million associated with a loss in Japan, offset by tax provisions in profitable foreign locations of $3.0 million.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of June 28, 2009, all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which at June 28, 2009, in management’s estimate, is not more likely than not to be achieved.

13. Fair Value

As of June 28, 2009, the fair value measurements of the Company’s financial assets consisted of the following and which are categorized in the table below based upon the fair value hierarchy:

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	June 28, 2009				December 28, 2008
	(in thousands)
Money market funds	$166,018	$—	$—	$166,018	$74,118	$—	$—	$74,118
Auction rate securities	—	—	110,839	110,839	—	—	94,014	94,014
Put option	—	—	10,811	10,811	—	—	27,465	27,465

Total financial assets	$166,018	$—	$121,650	$287,668	$74,118	$—	$121,479	$195,597

The tables below present reconciliations for the Company’s Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 28, 2009 and June 29, 2008, respectively.

	Three Months Ended June 28, 2009		Three Months Ended June 29, 2008
	Auction rate securities	Put option	Auction rate securities
	(in thousands)
Balance, beginning of period	$104,848	$16,314	$121,900
Redemptions at par	$(250)	$—	$—
Change in fair value	6,241	(5,503)	(13,421)

Balance, end of period	$110,839	$10,811	$108,479

	Six Months Ended June 28, 2009		Six Months Ended June 29, 2008
	Auction rate securities	Put option	Auction rate securities
	(in thousands)
Balance, beginning of period	$94,014	$27,465	$—
Transfer in	—	—	121,900
Redemptions at par	(250)	—	—
Change in fair value	17,075	(16,654)	(13,421)

Balance, end of period	$110,839	$10,811	$108,479

The changes in the fair values of the ARS and put option are reflected as components of interest and other income (expense), net.

Auction Rate Securities and Put Option

At June 28, 2009, the Company held $110.8 million of auction rate securities (ARS) valued at fair value ($121.7 million at par) which are backed by student loans and substantially all of which are guaranteed by the U.S. government Federal Family Education Loan Program (FFELP) and which had credit ratings of AAA and Aaa. These ARS are classified within Level 3, given the failures

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

in the auction markets subsequent to February 2008 and the lack of any correlation of these instruments to other observable market data. Therefore their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

In November 2008, the Company accepted an offer to participate in an auction rate securities settlement from UBS, its broker, providing the Company the right, but not the obligation, to sell to UBS up to 100 percent of its ARS at par. The Company’s right to sell the ARS to UBS commencing June 30, 2010 through July 2, 2012 represents a put option for a payment equal to the par value of the ARS.

At June 28, 2009, there was insufficient observable ARS market information available to determine the fair value of the Company’s ARS investments. Therefore, the Company estimated the fair values of its ARS investments at June 28, 2009 using a discounted cash flow (DCF) methodology. Significant inputs used in the DCF models were the credit quality of the instruments, the percentage and the types of guarantees, the probability of the auction succeeding or the security being called prior to final maturity, and an illiquidity discount factor. The key assumptions used in the DCF analysis to determine the fair values as of June 28, 2009 were the discount factor to be applied and the period over which the cash flows would be expected to occur. The discount factor used was based on the three-month LIBOR (0.60 percent as of June 28, 2009) adjusted by 145 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of the valuation. In addition, the discount factor was incrementally adjusted for a liquidity discount of 125 bps to reflect lack of an active market. The Company applied this discount factor over the expected life of the estimated cash flows of its ARS with projected interest income of 1.86 percent per annum. The projected interest income is based on a trailing 12-month average 91-day U.S. Treasury Bill Rate at 0.66 percent as of June 28, 2009 plus 120 bps, which is the average annual yield of the Company’s ARS assuming auctions continue to fail.

The Company has also used a DCF model to estimate the fair value of its put option as of June 28, 2009. The valuation model is based on the following key assumptions:

•	A discount rate based on the one-year U.S. Treasury Bill Rate (0.41 percent as of June 28, 2009), adjusted by 120 bps to reflect the credit risk associated with the put option; and

•	An expected life of 12 months.

The fair value of the put option of $10.8 million and $27.5 million at June 28, 2009 and December 28, 2008, respectively, is reflected as a component of other assets. The put option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

14. Restructuring Charges

In the first and second quarters of fiscal 2009, as part of its ongoing strategic effort to reduce cost and conserve cash, the Company eliminated regular and contract positions globally, through planned consolidations, attrition, and a reduction in regular, contract and temporary workers in manufacturing, engineering, management and administrative support functions.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Restructuring charges for the three and six months ended June 28, 2009 and June 29, 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(in thousands)
Employee severance pay and benefits	$6,427	$9,742	$27,640	$9,742
Professional fees	1,465	—	4,091	—
Relocation of property, plant and equipment	2,321	112	2,424	112
Impairment charge	3,999	—	3,999	—
Others	—	68	—	68

Total restructuring charges	$14,212	$9,922	$38,154	$9,922

The following table summarizes the restructuring activity for the three and six months ended June 28, 2009 and June 29, 2008, respectively:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(in thousands)
Accrued restructuring balance, beginning of period	$10,100	$—	$333	$—
Additional accruals	14,212	9,922	38,154	9,922
Adjustments	(5,303)	—	(5,351)	—
Cash payments	(3,356)	(1,577)	(17,484)	(1,577)

Accrued restructuring balance, end of period	$15,653	$8,345	$15,652	$8,345

The accrued restructuring balance was included in accrued compensation and benefits in the Company’s condensed consolidated balance sheet as of June 28, 2009.

15. Debtor’s Condensed Combined Financial Statements

Basis of Presentation

Condensed Combined Debtor-in-Possession Financial Statements

The financial statements contained within this note represent the condensed combined financial statements for the Debtors under Chapter 11 of the U.S. Bankruptcy Code only. The Company’s other subsidiaries are treated as non-consolidated subsidiaries in these financial statements and as such their net income is included as “Equity income from non-Debtor subsidiaries” in the statement of operations and their net assets are included as “Investments in non-Debtor subsidiaries” in the balance sheet. The financial statements do not include the operating results and net assets of Spansion Japan subsequent to March 3, 2009, the date when the Company deconsolidated Spansion Japan (see Note 3). Amounts presented in the statement of operations and the statement of cash flows are for the period from the Petition Date (March 1, 2009) to June 28, 2009. The financial statements contained herein have been prepared in accordance with the guidance in SOP 90-7 (ASC 852).

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Liabilities Subject to Compromise

Liabilities subject to compromise in the Condensed Combined Debtor-in –Possession Balance Sheet is comprised of the following:

June 28, 2009
(in thousands)
Accounts payable and accrued liabilities	$630,836
Accounts payable to related parties	109,941
Accounts payable to non debtor subsidiaries	123,913
Accrued compensation and benefits	24,513
Long-term debt	968,265
Capital Lease obligations	68,725
Other long-term liabilities	3,481

Liabilities subject to compromise	$1,929,674

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Spansion Inc.

Condensed Combined Debtor-in-Possession Statement of Operations

(Non-filed entities excluded from combined Debtors group)

(in thousands)

(Unaudited)

	Three Month Ended June 28, 2009	March 1, 2009 to June 28, 2009
Net sales	$261,236	$377,145
Net sales to related parties (Spansion Japan)	113,382	162,815

Total net sales	374,618	539,960

		—
Cost of sales	277,110	448,028
Research and development	36,507	45,303
Sales, general and administrative	28,256	96,268
Restructuring charges	9,436	21,798

Operating income (loss)	23,309	(71,437)

		—
Interest and other income, net	1,879	2,330
Interest expense	(9,212)	(16,586)

Income (loss) before reorganization items, equity income and income taxes	15,976	(85,693)

		—
Reorganization items	(9,842)	(369,848)
Gain on deconsolidation of subsidiary		30,100
Equity loss from non-Debtor subsidiaries	(13,191)	(11,886)

Loss before income taxes	(7,057)	(437,327)

		—
Benefit for income taxes	196	(308)
		—

Net loss	$(7,253)	$(437,019)

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Spansion Inc.

Condensed Combined Debtor-in-Possession Balance Sheet

(Non-filed entities excluded from combined Debtors group)

(in thousands)

(Unaudited)

June 28, 2009
Assets
Current assets:
Cash and cash equivalents	$215,328
Trade accounts receivable	116,863
Trade accounts receivable from related parties	258,989
Trade accounts receivable from non-Debtor subsidiaries	44,658
Allowance for doubtful account	(53,512)
Loan to non-Debtor subsidiary (includes accrued interest of $7,116)	61,116
Inventories:
Raw materials	3,930
Work-in-process	92,561
Finished goods	13,794

Total inventories	110,285
Deferred income taxes	3,213
Prepaid expenses and other current assets	22,399

Total current assets	779,339
Property, plant and equipment, net	306,648
Auction rate securities	110,839
Investment in non-Debtor subsidiaries	183,880
Other assets	71,362

Total assets	$1,452,068

Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise
Current liabilities:
Short term note	$79,592
Accounts payable	17,917
Accounts payable to related parties	66,121
Accounts payable to non-Debtor subsidiaries	47,537
Accrued compensation and benefits	13,468
Other accrued liabilities	64,975
Income taxes payable	677
Deferred income on shipments	61,394

Total current liabilities	351,681
Deferred income taxes	3,275
Other long-term liabilities	30,375

Total liabilities not subject to compromise	385,331
Liabilities subject to compromise	1,929,674

Total liabilities	2,315,005
Stockholders’ deficit	(862,937)

Total liabilities and stockholders’ deficit	$1,452,068

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Spansion Inc.

Condensed Combined Debtor-in-Possession Statement of Cash Flows

(Non-filed entities excluded from combined Debtors group)

(Unaudited)

March 1, 2009 to June 28, 2009
Cash Flows from Operating Activities:
Net cash provided by operating activities	$172,766

Cash Flows from Investing Activities:
Purchases of property, plant and equipment, net	(2,244)

Net cash used by investing activities	(2,244)

Cash Flows from Financing Activities:
Payments on debt and capital lease obligations	(6,059)

Net cash used in financing activities	(5,590)

Net increase in cash and cash equivalents	164,463
Cash and cash equivalents at the beginning of period	50,865

Cash and cash equivalents at end of period	$215,328

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

The Company believes that a significant amount of its future U.S. sales may be affected by the ITC orders, which are currently in effect until the asserted patents expire on September 24, 2010. However, the Companyhas mitigated the potential adverse effect of the ITC orders by, among other things, shifting production of the products affected by the ITC orders to subcontractors that are licensed under Tessera’s patents while the Company appeals the ITC orders. If the Company’s actions are unsuccessful or if the costs the Company incurs are substantial, the Company’s business will be materially adversely affected.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Samsung v. Spansion International, Inc.

On July 31, 2009, Samsung Electronics Co., Ltd. commenced an action in the Fourth Civil Division of the Federal Court in Dusseldorf, Germany against Spansion International, Inc. and other third parties alleging patent infringement since March 2, 2009 of German patent DE 693 27 499 T2 (EP 0 591 009 B1). The action seeks damages in the amount of € 500,000 (approximately $703,460 as of June 28, 2009). An initial hearing to establish the schedule for the case was set for October 20, 2009. On September 4, 2009, Spansion filed a motion seeking to enforce the automatic stay as to this action, and on November 4, 2009, the U.S. Bankruptcy Court issued an order granting Spansion’s motion to stay this action.

Cabreros, et al. v. Spansion LLC, et al.

On March 6, 2009, Wesley Cabreros and David Refuerzo, individually and on behalf of other persons similarly situated, filed a complaint in the U.S. Bankruptcy Court, Adversary Proceeding No. 09-50409, for alleged violations of both the California WARN Act and Federal WARN Act against Spansion LLC and Spansion Inc. In addition to seeking class certification, the complaint seeks damages, costs and attorneys’ fees. The complaint also seeks payment of 11 U.S.C. § 503 priority claims in favor of the plaintiffs and other similarly situated former employees for their unpaid wages, salary, commissions, bonuses, accrued holiday pay, accrued

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

vacation pay, pension and 401(K) contributions and other ERISA benefits, or a determination that the first $10,950 of the WARN Act claims are entitled to priority status under 11 U.S.C. 507(a)(4) and the remainder are unsecured claims. The plaintiffs also seek to recover attorneys’ fees and costs as allowed priority claims under 11 U.S.C. § 503. On July 22, 2009, the U.S. Bankruptcy Court certified the class. On October 6, 2009, the parties engaged in a mediation and reached an agreement in principle to settle the litigation conditioned upon U.S. Bankruptcy Court approval. As of June 28, 2009, the Company had accrued the settlement amount of $8.6 million, which was included in liabilities subject to comprise.

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

17. Subsequent Events

Sale of Assembly, Mark and Pack Facility in Suzhou, China

On August 21, 2009, Spansion LLC, a wholly owned subsidiary of the Company entered into an Asset and Share Purchase Agreement (the Purchase Agreement) with Powertech Technology Inc., a company organized under the laws of the Republic of China (Taiwan) (PTI ), pursuant to which Spansion LLC sold its assembly, mark, test and pack facility located in Suzhou, China (the Suzhou Facility ) and other related assets owned by Spansion LLC. Pursuant to the Purchase Agreement, Spansion LLC sold (i) all of the issued and outstanding ordinary shares (the Shares) of its wholly owned subsidiary, Spansion Holdings (Singapore) Pte. Ltd., a company organized under the laws of the Republic of Singapore ( Singapore Subsidiary ), which in turn owns all the registered capital of Spansion (China) Limited, a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China and the entity that owns the Suzhou Facility ( Suzhou Subsidiary ), and (ii) certain assembly, mark and pack equipment and tooling equipment and other assets related to the Suzhou Facility that is owned directly by Spansion LLC (together, the Purchased Assets ). On September 4, 2009, the US Bankruptcy Court approved the sale of the purchased assets and the sale was closed on September 8, 2009 (the Closing Date).

In consideration for the Purchased Assets, PTI paid Spansion LLC cash in the amount of $6.2 million, delivered to Spansion LLC a promissory note for approximately $28.0 million, which requires three scheduled installment payments of approximately $9.3 million to be made by PTI to Spansion LLC on each of the 60th, 120th and 180th days following the Closing Date, and will pay up to an additional $6.0 million which was placed into an escrow account for a one-year period. At the expiration of the one-year escrow period, cash remaining in the escrow account not previously distributed, or reserved for distribution, to PTI pursuant to the terms of the Purchase Agreement will be delivered to Spansion LLC. The Shares are also held in escrow and one-third of the Shares will be distributed to PTI upon Spansion LLC’s receipt of each installment payment made pursuant to the Promissory Note. As of the filing date of this Report, PTI has made the first installment payment of $9.2 million and one-third of the Shares have been distributed to PTI from the escrow account.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report as well as risks and uncertainties relating to our Creditor Protection Proceedings including our ability to: stabilize the business to maximize the chances of preserving all or a portion of the enterprise; generate cash from operations and maintain adequate cash on hand; continue to maintain cash management arrangements; attract and retain customers or avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings; maintain market share, as competitors move to capitalize on customer concerns; retain or replace major suppliers on acceptable terms and avoid disruptions in our supply chain; maintain current relationships with reseller partners, joint venture partners and strategic alliance partners; retain and motivate key employees and attract new employees; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees; obtain court orders or approvals with respect to motions filed from time to time; prevent third parties from obtaining court orders or approvals that are contrary to our interests; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; develop, obtain required approvals for and successfully implement a plan of reorganization; obtain sufficient exit financing to support a plan of reorganization; and realize full or fair value for any assets or business that may be divested as part of a reorganization. We also face risks and uncertainties associated with: limitations on actions against any Debtor during the Chapter 11 Cases; the values, if any, that will be prescribed pursuant to any plan of reorganization to outstanding Spansion securities; the uncertainty of the existence of a trading market in our shares of common stock; claims not discharged in the Chapter 11 Cases and their effect on our results of operations and profitability; substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives and risks and uncertainties relating to our business including our ability to: narrow our strategic focus on the embedded portion of the Flash memory market in an effective and timely manner; improve our gross margins and continue to implement successfully our cost reduction efforts; control our operating expenses, particularly our sales, general and administrative costs; obtain additional financing in the future; obtain materials in support of our business at terms favorable to us; retain and expand our customer base in our focus markets, and retain and grow our share of business within our customer base; successfully introduce our next generation products to market in a timely manner; effectively and timely achieve volume production of our next generation products; increase market acceptance of our products based on our MirrorBit technology; penetrate further the Flash memory market with our high density products and expand the number of customers in emerging markets; successfully develop and transition to the latest technologies; develop our MirrorBit NAND, and MirrorBit Eclipse architectures, introduce new products based on these architectures, and achieve customer acceptance of these products; develop systems-level solutions that provide value to customers of our products; enter new markets not traditionally served by Flash memory; negotiate successfully patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; and effectively manage, operate and compete in the current sustained economic downturn and extraordinarily volatile market conditions effected in part by cautious capital spending by our customers as they face their own economic challenges. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

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

The non-volatile memory requirements of many electronic systems are satisfied by a single Flash memory device. The system can boot up from the Flash memory and then depending on the type of Flash memory used, the operating system and software applications may either run directly from the Flash memory without requiring contents to be copied first into DRAM, code may be copied from Flash memory into DRAM before being used by the processor.

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

NOR Flash memory has different characteristics than NAND Flash memory. NOR Flash memory can, for example, support the operation or execution of software code directly from the device as its read times are very fast and its architecture can better support software execution, enabling a more efficient and cost effective design. Although NOR Flash memory is generally more expensive than NAND Flash memory at comparable densities, it is also available in much lower densities with lower prices than NAND Flash memory and primarily for this reason it is preferred in many applications that do not require the greater storage capacity that NAND Flash memory provides. At higher densities, we believe the high reliability and ease of use of NOR Flash memory, in addition to its ability to support a more efficient and cost effective memory sub-system in certain applications, make it a favored solution for certain customers. We believe these characteristics continue to drive NOR Flash memory use in embedded applications. For example, automobiles uses NOR Flash memory for engine control, transmission control, ABS systems, anti roll systems and a multitude of other operations in the vehicle. NOR Flash memory is also used in cell phones, telecommunication, networking, consumer electronics and industrial control industries.

The total market for semiconductor memory systems and devices used in electronic systems is significant. Large, well-entrenched suppliers compete vigorously within different memory categories and across different storage applications. Technology advances rapidly and suppliers have active research and development programs to enhance the features and capabilities of their respective product offerings. Thus, the characteristics that divide storage applications can change over time. In the case of Flash memory, our competitors have devised solutions in which NAND Flash memory can replace NOR Flash memory, while maintaining acceptable reliability and performance level at a lower overall cost. These examples illustrate a general characteristic of technology-centric industries and the memory industry in particular: advancing technology can create market share dislocations. The challenge for us to effectively compete with our competitors is to leverage our existing capabilities in creative ways to create value for our customers.

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

Spansion Japan Deconsolidation

As discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, in the section entitled, “Basis of Presentation and Going Concern,” effective March 3, 2009, we are no longer deemed to have control over Spansion Japan. Prior to March 3, 2009, the results of Spansion Japan were included in our condensed consolidated financial statements, and subsequent to March 3, 2009, the results of Spansion Japan are not included in our condensed consolidated financial statements. Accordingly, our operating results and financial position for the three and six months ended June 28, 2009 are not fully comparable to prior periods. Furthermore, the deconsolidation resulted in material decreases as of June 28, 2009 in reported consolidated cash; inventory; property, plant and equipment; and debt as compared with those consolidated balances as of December 28, 2008. As of March 3, 2009, Spansion Japan cash; inventory; property, plant and equipment; and debt were approximately $52.1 million, $57.3 million, $253.3 million and $376.8 million, respectively.

Financial Results

Our total net sales for the three and six months ended June 28, 2009 were approximately $376.3 million and $775.9 million, compared to $612.7 million and $1,183.0 million for three and six months ended and June 29, 2008, respectively. The decreases in total net sales for both periods were primarily due to significant declines in our unit shipments, which were partially offset by slight increases in the blended average selling prices (ASPs) (defined as total net sales divided by total unit shipments) of our Flash memory products. The decline in unit shipments was largely attributable to decreases in customer demand for our products, spurred by a worldwide decrease in demand for Flash memory, and our strategic decision to exit portions of our wireless business. The improvement in ASPs was primarily the result of shifts in product mix and price increases in Mobility products, which represent the retained portion of our previous wireless business.

Our net loss for the three months ended June 28, 2009 was approximately $7.3 million, compared to a net loss of approximately $102.5 million for the three months ended June 29, 2008. Our net loss was lower in the second quarter of fiscal 2009 primarily due to a decrease of approximately $87.5 million in operating loss, resulting from lower operating expenses and a decrease in interest expense of $20.3 million, as we recorded interest expense after the Petition Date solely on those debts that are well-secured or debts for which the related interest payments will be made, in accordance with the accounting guidance for entities in reorganization. These factors were partially offset by approximately $9.8 million of reorganization costs.

We had a net loss of $519.9 million for the six months ended June 28, 2009, compared to a net loss of $222.8 million for six months ended June 29, 2008. Our net loss increased primarily due to approximately $372.3 million of reorganization costs. The reorganization costs were offset by: (i) a decrease in interest expense of approximately $36.4 million, (ii) an approximately $32.8 million decrease in operating loss, and (iii) a gain of approximately $30.1 million resulting from the deconsolidation of Spansion Japan effective March 3, 2009. While revenues in the six months ended June 28, 2009 decreased by approximately $407.1 million, cost of sales and operating expenses decreased by an aggregate of approximately $439.8 million (including $38.2 million in restructuring charges), thus mitigating the impact of the decline in net sales on our operating loss for the period. The decreases in cost of sales and operating expenses were largely attributable to lower production volumes, our continued cost reduction efforts and the elimination of research and development expenses relating to SP1 due to the deconsolidation of Spansion Japan.

Our current cash management system and cash on hand to fund our operations is subject to ongoing review and approval by the U.S. Bankruptcy Court, and may be affected by the Chapter 11 Cases. For a complete discussion of the risks facing our business, including our liquidity, please see the discussion on Liquidity and Capital Resources in this section and Part II, Item 1A “Risk Factors.”

Plan of Reorganization

On October 26, 2009, we filed with the U.S. Bankruptcy Court a proposed Plan of Reorganization, together with an accompanying Disclosure Statement. On each of November 25, 2009 and December 9, 2009, we filed an amended proposed Plan of Reorganization together with an accompanying amended Disclosure Statement. The Plan of Reorganization provides for an equitable distribution to holders of allowed claims in certain classes of creditors, preserves the value of the Debtors’ businesses as going concerns and preserves many jobs of the Debtors’ employees. The Plan of Reorganization, if accepted by the requisite majorities of one or more of the affected class of creditors and approved by the U.S. Bankruptcy Court, would be binding on all creditors within each affected class, including those that did not vote to accept the proposal. The ultimate recovery to creditors and security holders, if any, will not be determined until a restructuring plan is approved and all claims have been finalized.

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

The proposed Plan of Reorganization assumes that allowed claims will range from approximately $1.6 billion to approximately $2.1 billion after completion of the claims objection, reconciliation and resolution process. In addition to the range specified above, Spansion Japan has asserted that it has been damaged as a result of the foundry agreement rejection in an amount up to $1.0 billion, although it has not yet initiated action in court regarding this assertion. As of June 28, 2009, we accrued expected allowed claims totaling approximately $1.8 billion classified as liabilities subject to compromise in the accompanying balance sheet. If the expected amount of allowed claims increases over the amount currently accrued, we will record additional reorganization expense in the period of such determination. Because disputed claims, including litigation instituted by us challenging so-called “make whole,” premium, or “no-call” claims, have not yet been finally adjudicated, and the Debtors’ total enterprise value upon emergence has not yet been finally determined, no assurances can be given that actual recoveries to creditors and interest holders will not be materially higher or lower than proposed in the Plan of Reorganization. The Disclosure Statement contains detailed information about the Plan of Reorganization, a historical profile of the Debtors’ business, a description of proposed distributions to creditors, and an analysis of the Plan of Reorganization’s feasibility, as well as many of the technical matters required for the exit process, such as descriptions of who will be eligible to vote on the Plan of Reorganization and the voting process itself. The information contained in the Disclosure Statement is subject to change, whether as a result of further amendments to the Plan of Reorganization, actions of third parties or otherwise.

On December 18, 2009, the U.S. Bankruptcy Court approved the adequacy of the Disclosure Statement, the solicitation and notice procedures with respect to confirmation of the Plan of Reorganization and the form of various ballots and notices in connection therewith. The U.S. Bankruptcy Court established December 14, 2009, as the record date for determining eligibility to vote on the Plan of Reorganization. Nothing contained in this Report on form 10-Q is intended to be, nor should it be construed as, a solicitation for a vote on the Plan of Reorganization.

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

Spansion Japan facilitates distribution of our products in Japan and also manufactures and supplies sorted and unsorted silicon wafers to us. The wafers purchased from Spansion Japan are a material component of our “cost of goods sold,” and historically the wafer prices were governed by a pre-petition foundry agreement. For the reasons described in more detail below, we believe that the prices under the foundry agreement greatly exceed the amounts that the U.S. Bankruptcy Court will require us to pay for wafers purchased during the period from February 9, 2009 (20 days prior to the Petition Date) through October 27, 2009 (the date when we and Spansion Japan mutually agreed to pricing terms through executed purchase orders). Commencing no later than the Petition Date, we worked with Spansion Japan and its creditors to renegotiate wafer prices. We believed for a time that we had reached an agreement with Spansion Japan on new wafer prices and volumes, with retroactive effect to March 1, 2009. Subsequently, it became clear that Spansion Japan did not intend to honor the tentative agreement, which was never formalized. Further efforts by us to renegotiate the prices under the foundry agreement were unsuccessful and in October 2009, we filed a motion with the U.S. Bankruptcy Court to reject the foundry agreement. An order rejecting the foundry agreement was issued by the U.S. Bankruptcy Court on November 19, 2009. As a result, there is no valid contract establishing pricing for the wafers we received from Spansion Japan from February 9, 2009 through October 27, 2009 (Disputed Period). We believe that under the U.S. Bankruptcy Code, Spansion Japan is only entitled to receive the actual, necessary costs and expenses of preserving our bankruptcy estate. We believe that this means that Spansion Japan is only entitled to receive the value to us for wafers shipped during the Disputed Period. Accordingly, we estimated the value of the wafers purchased from Spansion Japan during this period based on: i) the report of an independent consultant, ii) information from third party foundries interested in supplying the Company’s wafer needs, iii) the terms of the mutually agreed pricing with Spansion Japan subsequent to October 27, 2009, and iv) the discussions with Spansion Japan to date to resolve the pricing dispute.

We believe our estimates of value are reasonable and appropriate for wafers purchased during the Disputed Period. The condensed consolidated financial statements for the three and six months ended June 28, 2009 included in this Report reflect our estimates of value for goods and services provided by Spansion Japan since February 9, 2009. The U.S. Bankruptcy Court is scheduled to hear evidence to establish the value of wafers purchased during the Disputed Period from Spansion Japan on January 8, 2010. A negotiated settlement, or a finding by the U.S. Bankruptcy Court that the value of wafers purchased during the Disputed Period from Spansion Japan is different than our estimates, may have an impact on our results of operations and that impact could be material. Moreover, a settlement or ruling could also have a material impact on our financial condition, as described further below. For example, if the U.S. Bankruptcy Court were to determine that the value was equal to the pricing terms in the original foundry agreement, we estimate our liability to Spansion Japan for wafer deliveries during the Disputed Period may be approximately $180.0 million greater than the liability we recorded using our estimates of wafer value over the same period.

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared using the same U.S. GAAP and the same rules and regulations of the U.S. Securities and Exchange Commission (SEC) as applied by us prior to the filing of the Chapter 11 Cases. The consolidated financial statements continue to be prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The Chapter 11 Cases have provided us with a period of time to stabilize our operations and financial condition and develop the proposed Plan of Reorganization, which incorporates our current standalone business strategy focused on the market for embedded applications and licensing of our intellectual property portfolio. This Plan of Reorganization plan does not contemplate liquidation of Spansion. Accordingly, we believe that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of the Chapter 11 Cases; therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, it is not possible to predict whether the actions taken in the Plan of Reorganization or any other reorganization plan will result in improvements to our financial condition sufficient to allow us to continue as a going concern. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings. Further, amendments to the Plan of Reorganization could materially change the carrying amounts and classifications reported in the consolidated financial statements of future filings.

The accompanying consolidated financial statements reflect the accounting, presentation and disclosure requirements prescribed by American Institute of Certified Public Accountants Statement of Position (SOP) No. 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, now codified in ASC Topic 852, Reorganization (ASC 852). Accordingly, liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases have been segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet. The ultimate amount of and settlement terms for our pre-petition liabilities are dependent on the outcome of the Chapter 11 Cases and, accordingly, are not presently determinable. Professional fees associated with the Chapter 11 Cases and certain gains and losses resulting from reorganization of our business have been reported separately as reorganization items. In addition, interest expense has been reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed priority, secured or unsecured claim under the Chapter 11 Cases and interest income earned during the Chapter 11 Cases is reported as a reorganization item.

Furthermore, as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements in the section entitled, “Basis of Presentation and Going Concern,” effective March 3, 2009, we have deconsolidated Spansion Japan because, as a result of the Spansion Japan Proceeding whereby a trustee was appointed by the court on March 3, 2009, and despite our 100 percent ownership interest, we are no longer deemed to control Spansion Japan effective March 3, 2009. Upon deconsolidation, we recorded a gain of $30.1 million. The gain represents the difference between the carrying value of our investment in Spansion Japan immediately before deconsolidation (100 percent of Spansion Japan’s stockholder’s deficit) and the estimated fair value of our retained non-controlling interest in Spansion Japan (zero). Since March 3, 2009, we have accounted for our interest in Spansion Japan as a cost basis investment. The results of operations of Spansion Japan after March 3, 2009 are not included in our consolidated operating results and the carrying value of the cost basis investment at June 28, 2009 was zero. Transactions between us and Spansion Japan after March 3, 2009, have been reflected as transactions with a third party.

With the exception of Spansion Japan as described above, the condensed consolidated financial statements include all of our accounts and those of our wholly owned subsidiaries, and all intercompany accounts and transactions have been eliminated.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended June 28, 2009 and June 29, 2008 both consisted of 13 weeks. The six months ended June 28, 2009 and June 29, 2008 both consisted of 26 weeks.

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

Liabilities Subject to Compromise

Liabilities subject to compromise includes certain pre-petition liabilities recorded on our Consolidated Balance Sheets at Petition Date. In addition, we also reflect as liabilities subject to compromise estimates of expected allowed claims relating to liabilities for rejected and repudiated contracts, guarantees, litigation, accounts payable and accrued liabilities, debt and other liabilities. These expected allowed claims require management to estimate the claim amount that will be allowed by the U.S. Bankruptcy Court prior to the U.S. Bankruptcy Court’s ruling on the individual claims. These estimates are based on reviews of claimant’s supporting material, obligations to mitigate such claims, and assessments by management and third party advisors. Although these estimates are based on the best available information, amounts approved by the U.S. Bankruptcy Court may be materially different from previous estimates and could require adjustments to the estimated claims or liabilities to be recognized in the period in which such new information becomes available.

Spansion Japan Wafer Pricing

Due to the rejection of the foundry agreement by the U.S. Bankruptcy Court on November 19, 2009, there is no valid contract establishing pricing for the wafers we have received from Spansion Japan from February 9, 2009 through October 27, 2009. We believe that under the U.S. Bankruptcy Code, Spansion Japan is only entitled to receive the actual, necessary costs and expenses of preserving the Company’s bankruptcy estate. We believe that this means that Spansion Japan is only entitled to receive the value to the Company for wafers shipped from February 9, 2009 through October 27, 2009. Accordingly, we estimated the value of the wafers purchased from Spansion Japan during this period based on: 1) the report of an independent consultant, 2) third party foundries interested in supplying the Company’s wafer needs, 3) the terms of the mutually agreed pricing with Spansion Japan subsequent to October 27, 2009, and 4) the discussions with Spansion Japan to date to resolve the pricing dispute.

Results of Operations

Comparison of Net Sales, Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Income Tax (Provision)/Benefit

The following is a summary of operating results for the three and six months ended June 28, 2009 and June 29, 2008.

	Three Months Ended				Six Months Ended
	June 28, 2009	June 29, 2008	Variance in Dollars	Variance in Percent	June 28, 2009	June 29, 2008	Variance in Dollars	Variance in Percent
	(in thousands, except for percentage)				(in thousands, except for percentage)
Total net sales	$376,301	$612,720	$(236,419)	-39%	$775,929	$1,182,992	$(407,063)	-34%
Cost of sales	280,266	503,571	(223,305)	-44%	663,301	979,381	(316,080)	-32%
Gross margin	26%	18%			15%	17%
Research and development	37,889	108,303	(70,414)	-65%	82,635	228,624	(145,989)	-64%
Sales, general and administrative	33,788	68,264	(34,476)	-51%	137,817	133,028	4,789	4%
In-process research and development	—	—	—		—	10,800	(10,800)	-100%
Restructuring charges	14,212	9,922	4,290		38,154	9,922	28,232	285%
Operating gain (loss)	10,146	(77,340)	87,486	-113%	(145,978)	(178,763)	32,785	-18%

Gain on deconsolidation of subsidiary	—	—	—		30,100	—	30,100
Interest and other income, net	1,916	2,536	(620)	-24%	2,396	5,915	(3,519)	-59%
Interest expense	(9,212)	(29,486)	20,274	-69%	(33,678)	(52,300)	18,622	-36%
Reorganization items	(9,842)	—	(9,842)		(372,299)	—	(372,299)
Income tax (provision) benefit	(261)	1,824	(2,085)	-114%	(429)	2,388	(2,817)	-118%

Total Net Sales

Total net sales for the three months ended June 28, 2009 decreased by 39 percent compared to total net sales for the three months ended June 29, 2008. Net sales decreased by 34 percent for the six months ended June 28, 2009, as compared to the six months ended June 29, 2008. The decreases in total net sales were primarily attributable to approximately a 39 percent and 28 percent decrease in unit shipments for the three and six month ended June 28, 2009, as compared to the same periods in 2008, partially offset by slight increases in blended ASPs. The improvement in ASPs was primarily the result of product mix shift and price increases in our Mobility products. The decrease in unit shipments was largely attributable to a decrease in customer demand for our products spurred by a worldwide decrease in demand for Flash memory, and our strategic decision to exit portions of the wireless business. We also believe that the Chapter 11 Cases are negatively impacting our total net sales. Certain of our customers have formal policies preventing the use of suppliers undergoing restructuring proceedings under the U.S. Bankruptcy Code, and some of our customers are looking to mitigate the perceived risk of a potential interruption of product supply in the event we are unable to emerge from Chapter 11 restructuring.

Partially offsetting the decrease in total net sales caused by the factors discussed above, was an increase in customer purchases of buffer inventory in the period just prior to and after commencement of the Chapter 11 Cases. We estimate that net sales in the first half of fiscal 2009 included approximately $40 million of such purchases, and that such purchases are not recurring in nature. We also believe that customers will begin to consume from this buffer inventory over the subsequent four to six quarters, which we believe could adversely impact our total net sales by approximately $5.0 million to $10.0 million per quarter over this period.

Gross Margin

Our gross margin increased by approximately 8 percent for the three months ended June 28, 2009, compared to the three months ended June 29, 2008. Gross margin decreased by 2 percent for the six months ended June 28, 2009, compared to the six months ended June 29, 2008. The increase in gross margin for the three months ended June 28, 2009, compared to the same period in 2008 was primarily due to certain fixed overhead costs and underutilization charges that occurred in fiscal 2008 but did not reoccur in the second quarter of fiscal 2009 because we deconsolidated Spansion Japan in the first quarter of fiscal 2009, and decrease in depreciation expense resulting from the write-down of certain manufacturing assets at the end of fiscal 2008. A product mix shift from wireless to embedded products, which are higher margin products, also contributed to the gross margin improvement.

The decrease in gross margin for the six months ended June 28, 2009 as compared to the same period in 2008 was primarily due to manufacturing overhead charges resulting from underutilization of our factories during the first quarter of fiscal 2009, partially offset by (i) gross margin improvements resulting from product mix shift from wireless to embedded products, (ii) certain fixed overhead costs and underutilization charges that occurred in fiscal 2008 but did not fully reoccur in the first half of fiscal 2009 because we deconsolidated Spansion Japan in the first quarter of fiscal 2009, and (iii) lower depreciation charges resulting from the write-down of certain manufacturing assets at the end of fiscal 2008.

Research and Development

Research and development (R&D) expenses for the three months ended June 28, 2009 decreased by 65 percent, compared to the corresponding period of fiscal 2008. The decrease in R&D expenses was primarily due to: (i) savings of approximately $26.1 million in labor costs from workforce reductions and savings of approximately $5.1 million in material costs resulting from our continued efforts to reduce costs and conserve cash in fiscal 2009; (ii) a decrease of approximately $14.0 million in depreciation expense resulting from the write-down of certain long-lived assets at the end of fiscal 2008, which significantly reduced the cost basis of our depreciable assets; and (iii) a combined decrease of approximately $9.8 million in third-party services expenses and other miscellaneous operating expenses.

R&D expenses for the six months ended June 28, 2009 decreased by approximately 64 percent, compared to the corresponding period in fiscal 2008. The decrease in R&D expenses was primarily due to: (i) labor cost savings of approximately $48.2 million from shutdowns, furloughs and workforce reductions and savings of approximately $12.5 million in material costs, resulting from our continued efforts to reduce costs and conserve cash in fiscal year 2009; (ii) a decrease of approximately $24.0 million in depreciation expense resulting from the write-down of certain long-lived assets at the end of fiscal 2008, which significantly reduced the cost basis of our depreciable assets; and (iii) a combined decrease of approximately $20.6 million in outside service expenses and other miscellaneous operating expenses. The decreases in R&D expense were also due to the elimination of certain R&D expenses attributable to Spansion Japan in fiscal 2008 that did not fully reoccur during the six months ended June 28, 2009 because we deconsolidated Spansion Japan in the first quarter of fiscal 2009.

Sales, General and Administrative

Sales, general and administrative (SG&A) expenses for the three months ended June 28, 2009 decreased by approximately 51 percent, compared to the corresponding period in fiscal 2008. The decrease in SG&A expenses was primarily due to: (i) labor cost savings of approximately $9.7 million from workforce reductions, resulting from our continued efforts to reduce costs and conserve cash in fiscal 2009; (ii) a decrease of approximately $9.4 million in professional services fees; and (iii) a combined decrease of approximately $6.3 million in travel and other miscellaneous operating expenses. The decrease in SG&A expenses was also due to the elimination of certain expenses attributable to Spansion Japan in fiscal 2008 that did not reoccur in the second quarter of fiscal 2009, because we deconsolidated Spansion Japan in the first quarter of fiscal 2009.

SG&A expenses for the six months ended June 28, 2009 increased by approximately 4 percent compared to the corresponding period in fiscal 2008. The increases in SG&A expenses were primarily due to an increase of approximately $16.9 million in provisions for doubtful accounts and approximately $43.2 million in provisions for litigation and other related matters, which occurred, in the first quarter of 2009.

These increases in provisions were largely offset by: (i) labor cost savings of approximately $17.8 million from shutdowns, furloughs and workforce reductions, resulting from our continued efforts to reduce costs and conserve cash in fiscal 2009; (ii) a decrease of approximately $14.5 million in professional services fees; and (iii) a combined decrease of approximately $9.1 million in travel and other miscellaneous operating expenses. The increases in SG&A expenses were also offset by the elimination of certain SG&A expenses attributable to Spansion Japan in fiscal 2008 that did not fully reoccur in the six months ended June 28, 2009, because we deconsolidated Spansion Japan in the first quarter of fiscal 2009.

Acquisition-Related In-Process Research and Development (IPR&D)

In the first quarter of fiscal 2008, we expensed approximately $10.8 million of IPR&D acquired in connection with our purchase of Saifun. This charge related to R&D projects that had not reached technological feasibility, and for which no alternative future use exists at the time of our acquisition of Saifun. We did not have a similar charge during the three and six months ended June 28, 2009.

Restructuring Charge

In the six months ended June 28, 2009, we implemented various restructuring measures, including reduction of approximately 2,500 employees in February 2009 and approximately 600 employees in May 2009. The related restructuring charges, primarily comprised of severance costs and other related costs, were approximately $14.2 million and $38.2 million for the three and six months ended June 28, 2009.

Gain on Deconsolidation of Subsidiary

Effective March 3, 2009, we deconsolidated Spansion Japan because, despite our 100 percent ownership interest, we are no longer deemed to control Spansion Japan as a result of the appointment of a trustee in the Spansion Japan Proceeding. The gain recognized upon deconsolidation of Spansion Japan was approximately $30.1 million, which represents the difference between the carrying value of our investment in Spansion Japan immediately before deconsolidation (which was a stockholder deficit) and the estimated fair value of our retained non-controlling interest in Spansion Japan, which was zero then and as of June 28, 2009. We did not have a similar gain during the three and six months ended June 29, 2008.

Interest and Other Income, Net

Interest and other income, net, decreased by approximately $0.6 million and $3.5 million for the three months and six months ended June 28, 2009, respectively, compared to the corresponding period in fiscal 2008. The decreases in interest and other income, net, were mainly due to the combined effect of decreases in our invested cash, cash equivalents and marketable securities balances, and a decrease in our average investment portfolio yield of approximately 1.3 percent and 1.4 percent for the three months and six months ended June 28, 2009, respectively, when compared to the same periods in fiscal 2008.

Interest Expense

Interest expense decreased by approximately $20.3 million for the three months ended June 28, 2009, and by approximately $18.6 million for the six months ended June 28, 2009, as compared to the corresponding periods in fiscal 2008. The decrease in interest expense was primarily due to following:

(i)	a decrease of approximately $10.1 million and $13.0 million in interest expense for Senior Notes and Exchangeable Senior Subordinated Debentures for the three and six months ended June 28, 2009, respectively, as interest expense on these obligations was only accrued through the Petition Date as a result of the Chapter 11 Cases and the application of accounting guidance for entities in reorganization, whereby interest expense is recognized during reorganization only to the extent the underlying debt is well secured or the interest will be paid;

(ii)	a decrease of approximately $3.9 million and $6.9 million in interest expense for the Senior Secured Floating Rate Notes for the three months and six months ended June 28, 2009, respectively, resulting from lower interest rates;

(iii)	a decrease of approximately $3.4 million and $4.5 million in interest expense for Spansion Japan for the three and six months ended June 28, 2009, resulting from deconsolidation of Spansion Japan effective March 3, 2009; and

(iv)	a decrease of approximately $3.2 million in interest expense for the three months and six months ended June 28, 2009 due to capital lease rejections and the cessation of amortization of debt discount and financing costs since the Petition Date in accordance with accounting guidance for entities in reorganization.

These items were partially offset by approximately $6.5 million of capitalized interest related to the financing of our SP1 facility for the three months ended March 30, 2008, while no such interest was capitalized for the corresponding period in fiscal 2009.

The average interest rate on our debt portfolio was 4.2 percent in the six months ended June 28, 2009, compared to approximately 6.4 percent in the corresponding period in fiscal 2008.

Reorganization Items

Reorganization items were primarily comprised of provisions for expected allowed claims of approximately $355.3 million, which were all incurred and recorded in the first quarter of fiscal 2009. Also included in the provisions for expected allowed claims were professional fees of approximately $10.0 million and $17.1 million for the three months and six months ended June 28, 2009. Our provisions for expected allowed claims represents our estimate of the expected allowed claims related primarily to the rejection or repudiation of leases and other executory contracts and the effects of approved settlements as of June 28, 2009. The U.S. Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, we will make adjustments to the liabilities recorded on our interim or annual financial statements as appropriate. Any such adjustments could be material to our financial position or results of operations in any given period. The professional fees are directly related to our reorganization, including fees associated with advisors to the Debtors.

Income Tax (Provision) Benefit

The income tax expenses during the three and six months ended June 28, 2009 of $0.3 million and $0.4 million, respectively, were primarily related to tax provisions in profitable foreign locations. The income tax benefits during the three and six months ended June 29, 2008 were primarily due to an income tax benefit of $3.9 million and $5.4 million, respectively, associated with losses in our operations in Japan, partially offset by tax provisions in profitable foreign locations of $2.1 million and $3.0 million, respectively.

As of June 28, 2009, all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which at June 28, 2009, in management’s estimate, is not more likely than not to be achieved.

Other Items

As of June 28, 2009, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $26.5 million after reduction for estimated forfeitures, and such stock options and RSU awards will currently vest ratably through 2012.

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of June 28, 2009 and December 28, 2008 are as follows

	June 28, 2009	December 28, 2008
	(in thousands)
Deferred revenue	$97,457	$62,183
Less: deferred costs of sales	(36,063)	(31,845)

Deferred income on shipments (1)	$61,394	$30,338

(1)

The deferred income of $69.3 million and $35.3 million on the consolidated balance sheet as of June 28, 2009 and December 28, 2008, respectively, included $7.9 and $4.9 million of deferred revenue related to our licensing revenue that was excluded in the table above.

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

Contractual Obligations

In connection with the Chapter 11 Cases, we filed motions with the U.S. Bankruptcy Court to reject substantially all of our pre-petition contractual obligations, including executory contracts and unexpired leases. As of the end of the third quarter of fiscal 2009, the U.S. Bankruptcy Court had approved all such motions. For certain of the rejected contracts, we have renegotiated or we are in the process of renegotiating the terms of the arrangements with the vendors. Consequently, as of June 28, 2009, we were unable to fully determine our future payments associated with the contractual obligations. Alternatively, the table below summarizes our contractual obligations as of the end of the third quarter (September 27, 2009), as impacted by the Chapter 11 Cases and subject to change based on ongoing negotiations with counterparties.

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

Liquidity and Capital Resources

Cash Requirements

Historically, we concentrated much of our cash balances in Spansion LLC, our U.S. operating subsidiary, to maximize efficiency and investment returns, and deployed our cash throughout the enterprise through a variety of intercompany borrowing and transfer pricing arrangements. In addition, we were able to freely transfer funds to, from and among subsidiaries, as needed. As a result of the Creditor Protection Proceedings, cash in the various consolidated entities is generally available to fund operations in their respective jurisdictions, but generally is not available to be freely transferred to or among subsidiaries other than for normal course intercompany trade and pursuant to U.S. Bankruptcy Court-approved agreements as highlighted below.

Since the Petition Date, we have generally maintained use of our cash management system, and consequently, have minimized disruption to our operations, pursuant to various U.S. Bankruptcy Court approvals obtained in connection with the Chapter 11 Cases. We continue to operate our business under the jurisdiction and order of the U.S. Bankruptcy Court and in accordance with the U.S. Bankruptcy Code. We have received approval from the U.S. Bankruptcy Court for a number of motions enabling us to continue to operate our businesses in the ordinary course and transition into the creditor protection process while limiting the disruption to our business. Among other things, we received approval to continue paying employee wages and certain benefits in the ordinary course, to pay certain trade vendor claims, including business-related payments such as claims of transport companies and certain contractors in satisfaction of liens or other interests, to continue our cash management system, and to continue honoring customer program obligations.

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

Sources and Uses of Cash

Our cash and cash equivalents consisted of cash and investments in money market funds and totaled approximately $220.5 million as of June 28, 2009. We are subject to certain restrictions on our ability to use our cash as a result of the Chapter 11 Cases, as described under “Liquidity and Capital Resources – Cash Requirements” above.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was approximately $110.6 million during the six months ended June 28, 2009, primarily comprised of the net effect of changes in operating assets and liabilities, net of effects of deconsolidation of Spansion Japan, of approximately $529.5 million and net non-cash charges of approximately $101.0 million, partially offset by net loss of approximately $519.9 million. Non-cash charges primarily consisted of approximately $107.0 million of depreciation, amortization and in-process research and development write-off and approximately $7.6 million of stock compensation costs, offset by approximately $30.1 million of gain from deconsolidation of Spansion Japan. The approximately $439.0 million increase in accounts payable and accrued liabilities was primarily due to the various liabilities subject to compromise provided in connection with the Chapter 11 Cases. The approximately $189.2 million decrease in inventories was primarily due to the idling of factories in our effort to minimize cash outlays in the first quarter, and the effects of deconsolidation of Spansion Japan. The approximately $102.0 million increase in receivables primarily reflects sales to Spansion Japan, which eliminated at the end of the prior year, but not as of June 28, 2009 due to the deconsolidation.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $62.5 million in the six months ended June 28, 2009, primarily comprised of a cash reduction of approximately $52.1 million related to the deconsolidation of Spansion Japan a loan (investment) of approximately $5.3 million made to a private company in January 2009 in accordance with terms of an existing contractual obligation, and capital expenditures of approximately $5.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 28, 2009 was primarily comprised of approximately $117.8 million from borrowings mainly under the UBS AG Loan and the Spansion Japan 2007 Revolving Credit Facility (borrowed prior to the Spansion Japan Proceeding), offset in part by approximately $58.6 million in repayments of debts, primarily the Senior Secured Revolving Credit Facility, and certain capital lease obligations.

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

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. We experienced no significant changes in market risk during the first three months of fiscal 2009

ITEM 4.	CONTROLS AND PROCEDURES

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are not effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. This conclusion was reached in consideration of the fact that we had not met the filing deadline for our Quarterly Report on Form 10-Q as a result of the Creditor Protection Proceedings and other reasons more specifically described in the respective Forms 12b-25 that we filed with the SEC. We believe that upon emergence from the Chapter 11 Cases, our disclosure controls and procedures will be effective at the reasonable assurance level.

Changes to Internal Control over Financial Reporting

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

LSI, Agere ITC Investigation

On April 18, 2008, LSI Corporation and Agere Systems, Inc. (collectively “Complainants”) filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the ITC against respondents United Microelectronics Corporation, Integrated Device Technology, Inc., AMIC Technology Corporation, Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Microchip Technology, Inc., Micromas Semiconductor Holding, AG, National Semiconductor Corporation, Nanya Technology Corporation, NXP B.V., ON Semiconductor Corporation, Powerchip Semiconductor Corporation, ProMOS Technologies, Inc., Spansion, Inc., STMicroelectronics NV and Vanguard International Semiconductor Corporation. The complaint alleges that certain Spansion Flash products, including Spansion’s 4 Mb CMOS 3.0 Volt-only Simultaneous Read/Write Flash Memory and 1 G MirrorBit NOR Flash products, infringe at least claim 1 of U.S. Patent No. 5,227,335 (the “Asserted Patent”). The complaint identifies, under the heading “Related Litigations,” other lawsuits involving the Asserted Patent, including Agere Systems, Inc. v Atmel Corporation, Civil Action No. 2:02-CV-864 (E.D. Pa.) (the “Atmel case”). The complaint requests that the ITC institute an investigation into the matter. The complainant seeks a permanent exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States all semiconductor IC devices and products containing same, made by a method that infringes one or more claims of the Asserted Patent. The complainant also seeks a permanent cease and desist order pursuant to section 337(1) of the Tariff Act of 1930, as amended, directing respondents to cease and desist from importing, selling, offering for sale, using, demonstrating, promoting, marketing, and/or advertising in the United States, or otherwise transferring outside the United States for sale in the United States, semiconductor IC devices and products containing same made by a method that infringes one or more claims of the Asserted Patent. On May 16, 2008, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Integrated Circuits Using Tungsten Metallization and Products Containing Same No. 337-TA-648, identifying United Microelectronics Corporation, Integrated Device Technology, Inc., AMIC Technology Corporation, Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Microchip Technology, Inc., Micromas Semiconductor Holding, AG, National Semiconductor Corporation, Nanya Technology Corporation, NXP B.V., ON Semiconductor Corporation, Powerchip Semiconductor Corporation, ProMOS Technologies, Inc., Spansion, Inc., STMicroelectronics NV and Vanguard International Semiconductor Corporation (“Respondents”) as respondents. On June 5, 2008, respondents Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Integrated Device Technology, Microchip Technology, Inc., Nanya Technology Corp., Powerchip Semiconductor Corp., Spansion Inc. and ST Microelectronics N.V. filed a joint motion for summary determination that Complainant is precluded from re-litigating an invalid patent, based upon the jury finding of invalidity and the court ruling affirming the invalidity finding of the Asserted Patent in the Atmel case. On June 27, 2008, Administrative Law Judge Carl L. Charneski set an Initial Determination date of May 21, 2009, with a hearing to be completed by March 13, 2009, and a target date for completion of the ITC investigation of August 21, 2009. On September 18, 2008, Judge Charneski granted Complainants’ motion to add five respondents, Dongbu HiTek Semiconductor Business; Jazz Semiconductor, Magnachip Semiconductor; Qimonda AG, and Tower Semiconductor, Ltd. On October 30, 2008, Judge Charneski denied Complainants’ request to add additional claims of infringement against Spansion, and also suspended the current procedural schedule. On November 5, 2008, Judge Charneski issued an order modifying procedural schedule, setting a hearing date of July 20, 2009 and issued a separate order setting an Initial Determination date of September 21, 2009, and a target date for completion of the ITC investigation of January 21, 2010. On December 11, 2008, Judge Charneski issued an Initial Determination denying respondents’ motion for summary determination that Complainant should be precluded from re-litigating an invalid patent. On February 3, 2009, the ITC issued an opinion affirming the ITC determination that Complainant is not precluded from re-litigating the validity of the patent. A hearing was held July 20, 2009 through July 27, 2009. The initial determination based upon that hearing was issued on September 21, 2009. The judge held that the patent asserted by LSI and Agree is invalid and that Spansion is not a proper party to the action. The initial determination currently is under review by the ITC.

We believe that we have meritorious defenses against LSI’s and Agere’s claims and we intend to defend this proceeding vigorously.

Spansion v. Samsung Patent Infringement Litigation

Spansion is currently a party to four, and Spansion Japan Limited is a party to one additional, patent infringement proceedings involving Samsung Electronics Co., Ltd.:

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

Samsung v. Spansion International, Inc.

On July 31, 2009, Samsung Electronics Co., Ltd. commended an action in the Fourth Civil Division of the Federal Court in Dusseldorf, Germany against Spansion International Inc. and other third parties alleging patent infringement since March 2, 2009 of German patent DE 693 27 499 T2 (EP 0 591 009 B1). The action seeks damages in the amount of € 500,000 (approximately $703,460 as of June 28, 2009). An initial hearing to establish the schedule for the case was set for October 20, 2009. On September 4, 2009, Spansion filed a motion seeking to enforce the automatic stay as to this action, and on November 4, 2009, the U.S. Bankruptcy Court issued an order granting Spansion’s motion to stay this action.

Cabreros, et al. v. Spansion LLC, et al.

On March 6, 2009, Wesley Cabreros and David Refuerzo, individually and on behalf of other persons similarly situated, filed a complaint in the U.S. Bankruptcy Court, Adversary Proceeding No. 09-50409, for alleged violations of both the California WARN Act and Federal WARN Act against Spansion LLC and Spansion Inc. In addition to seeking class certification, the complaint seeks damages, costs and attorneys’ fees. The complaint also seeks payment of 11 U.S.C. § 503 priority claims in favor of the plaintiffs and other similarly situated former employees for their unpaid wages, salary, commissions, bonuses, accrued holiday pay, accrued vacation pay, pension and 401(K) contributions and other ERISA benefits, or a determination that the first $10,950 of the WARN Act claims are entitled to priority status under 11 U.S.C. 507(a)(4) and the remainder are unsecured claims. The plaintiffs also seek to recover attorneys’ fees and costs as allowed priority claims under 11 U.S.C. § 503. On July 22, 2009, the U.S. Bankruptcy Court certified the class. On October 6, 2009, the parties engaged in a mediation and reached an agreement in principle to settle the litigation conditioned upon U.S. Bankruptcy Court approval. As of June 28, 2009, the Company had accrued the settlement amount of $8.6 million, which was included in liabilities subject to comprise.

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

•	respond to competitors’ efforts to capitalize on customer concerns;

•	operate our business effectively in consultation with the U.S. Bankruptcy Court and our creditors;

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

We believe our estimates of value are reasonable and appropriate for wafers purchased during the Disputed Period. The condensed consolidated financial statements for the three and six months ended June 28, 2009 included in this report reflect our estimates of value for goods and services provided by Spansion Japan since February 9, 2009. The U.S. Bankruptcy Court is scheduled to hear evidence to establish the value of wafers purchased post-petition from Spansion Japan on January 8, 2010. A negotiated settlement, or a finding by the U.S. Bankruptcy Court that the value of wafers purchased in this report reflect from Spansion Japan is different than our estimates, may have an impact on our results of operations and that impact could be material. Moreover, a settlement or ruling could also have a material adverse impact on our financial condition. For example, if the U.S. Bankruptcy Court were to determine that the value was equal to the pricing terms in the original foundry agreement, we estimate our liability to Spansion Japan for wafer deliveries during the Disputed Period may be approximately $180.0 million greater than the liability we recorded using our estimates of wafer value over the same period.

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

The plan of reorganization will become effective only if it receives the requisite approval and is confirmed by the U.S. Bankruptcy Court. The voting and objection deadline with respect to the plan of reorganization is scheduled January 26, 2010. The confirmation hearing in the U.S. Bankruptcy Court is scheduled to begin on January 7, 2010. If the U.S. Bankruptcy Court confirms the plan of reorganization, we expect to emerge from Chapter 11 shortly thereafter. However, there can be no assurance that we will be successful in obtaining the necessary votes to approve the plan of reorganization, that the U.S. Bankruptcy Court will confirm the plan of reorganization or that it will be implemented successfully. If we do not receive the requisite approvals, it is unclear whether we would be able to restructure our business and what distributions, if any, holders of claims against us would receive.

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

As of June 28, 2009, we had an aggregate principal amount of approximately $1.1 billion in outstanding debt, almost all of which became due and immediately payable upon events of default triggered by the occurrence of recent events related to the Creditor Protection Proceedings. During the Chapter 11 Cases and upon emergence from them, we will need to incur additional indebtedness through arrangements such as credit agreements or term loans that may include restrictions and covenants that are similar or more restrictive than the covenants in our existing debt instruments. These restrictions and covenants limit, and any future covenants and restrictions likely will limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Any debt arrangements we enter into would likely require us to make regular interest payments, which could adversely affect our results of operations.

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

As of June 28, 2009, our marketable securities totaled approximately $110.8 million and consisted solely of AAA/Aaa securities with auction reset features (auction rate securities or ARS) whose underlying assets are student loans and are substantially backed by the U.S. government Federal Family Education Loan Program. During 2008, we experienced failed auctions of our ARS and we cannot assure you that any future auctions would be successful. In November 2008, we accepted an offer to participate in an auction rate securities settlement from UBS Bank USA (UBS), providing us the right, but not the obligation, to sell to UBS up to all of our ARS at par, commencing June 30, 2010 through July 2, 2012. This right represents a put option for a payment equal to the par value of the ARS.

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

The Flash memory market is highly cyclical in the past has experienced severe downturns, generally as a result of wide fluctuations in supply and demand, constant and rapid technological change, continuous new product introductions and price erosion. Our financial performance has been, and may in the future be, adversely affected by these downturns. We have incurred substantial losses in past downturns, and as a result of the most recent downturn, due principally to:

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

Flash memory products are generally based on either NOR or NAND architecture. To date, our Flash memory products have been based on NOR architecture which are typically produced at a higher cost-per-bit than NAND-based products. We are developing our MirrorBit Eclipse and MirrorBit NAND architectures primarily to address embedded applications currently served by NAND- based products or potentially served by NAND-based products in the future, but we cannot be certain that our MirrorBit NAND- or Eclipse-based products will satisfactorily address those market needs.

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

Improving our manufacturing efficiency in future periods is dependent on our ability to:

•	develop advanced process technologies and advanced products that utilize those technologies;

•	successfully transition to advanced process technologies;

•	continue to reduce test times;

•	ramp product and process technology improvements rapidly and effectively to commercial volumes ;

•	achieve acceptable levels of manufacturing wafer output and yields, which may decrease as we implement more advanced technologies; and

•	maintain our quality controls and rely upon the quality and process controls of our suppliers.

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