Form 10-Q
period 2009-09-27
Spansion Inc.
filed 2009-12-31
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Spansion Inc.

(Debtor-in-Possession)

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008 (1)	September 27, 2009	September 28, 2008 (1)
Net sales	$262,073	$474,170	$814,671	$1,300,621
Net sales to related parties	65,505	156,690	288,836	513,231

Total net sales	327,578	630,860	1,103,507	1,813,852

Cost of sales (Note 9)	234,952	544,273	898,253	1,523,654
Research and development (Note 9)	28,281	106,845	110,916	335,469
Sales, general and administrative (Note 9)	36,820	64,094	174,637	197,122
In-process research and development	—	—	—	10,800
Restructuring charges	7,492	1,377	45,646	11,299

Operating income (loss) before reorganization items	20,033	(85,729)	(125,945)	(264,492)

Other income (expense):
Other than temporary impairment on marketable securities	—	(14,518)	—	(14,518)
Interest and other income (expense), net	532	1,432	2,928	7,347
Interest expense(2)	(9,199)	(26,949)	(42,877)	(79,249)
Gain on deconsolidation of subsidiary	—	—	30,100	—

Gain (loss) before reorganization items and income taxes	11,366	(125,764)	(135,794)	(350,912)

Reorganization items	(9,348)	—	(381,647)	—

Income (loss) before income taxes	2,018	(125,764)	(517,441)	(350,912)
Provision for income taxes	518	9,583	947	7,195

Net income (loss)	$1,500	$(135,347)	$(518,388)	$(358,107)

Net income (loss) per share
Basic	$0.01	$(0.84)	$(3.21)	$(2.34)

Diluted	$0.01	$(0.84)	$(3.21)	$(2.34)

Shares used in per share calculation
Basic	162,090	160,687	161,717	153,216

Diluted	173,925	160,687	161,717	153,216

(1)	The Statement of Operations for the three and nine months ended September 28, 2008 has been adjusted to reflect the change in accounting for the Company’s Exchangeable Senior Subordinated Debentures as described in Note 3.
(2)	Contractual interest expense for the three and nine months ended September 27, 2009 was $21,073 and $69,082, respectively.

See accompanying notes

Spansion Inc.

(Debtor-in-Possession)

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 27, 2009	December 28, 2008 (1)
Assets
Current assets:
Cash and cash equivalents	$263,554	$116,387
Auction rate securities	104,138	—
Trade accounts receivable	118,754	134,347
Trade accounts receivable from related parties (Note 9)	310,045	111,448
Allowance for doubtful accounts	(55,052)	(10,354)
Other receivables	—	7,789
Other receivables from related parties (Note 9)	—	6,127
Inventories:
Raw materials	11,243	16,305
Work-in-process	110,937	264,393
Finished goods	15,017	98,459

Total inventories	137,197	379,157
Deferred income taxes	3,213	3,213
Prepaid expenses and other current assets	66,201	35,225

Total current assets	948,050	783,339
Property, plant and equipment, net	343,140	795,030
Auction rate securities	—	94,014
Other assets	62,398	101,489

Total assets	$1,353,588	$1,773,872

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable to banks under revolving loans	$—	$105,687
Short term note	68,410	—
Accounts payable	28,331	465,844
Accounts payable to related parties (Note 9)	146,440	74,592
Accrued compensation and benefits	16,814	60,412
Accrued liabilities to related parties (Note 9)	—	5,092
Other accrued liabilities	91,772	88,943
Income taxes payable	464	3,972
Deferred income	69,111	35,285
Current portion of long-term debt and obligations under capital leases		1,126,849

Total current liabilities	421,342	1,966,676
Deferred income taxes	3,280	3,267
Long-term debt, less current portion	—	210,246
Other long-term liabilities	27,015	44,330

Total long-term liabilities	30,295	257,843
Liabilities subject to compromise	1,765,933	—

Total liabilities	2,217,570	2,224,519

Stockholders’ deficit	(863,982)	(450,647)

Total liabilities and stockholders’ deficit	$1,353,588	$1,773,872

(1)	The Balance Sheet as of December 28, 2008 has been adjusted to reflect the change in accounting for the Company’s Exchangeable Senior Subordinated Debentures as described in Note 3.

See accompanying notes

Spansion Inc.

(Debtor-in-Possession)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2009	September 28, 2008 (1)
Cash Flows from Operating Activities:
Net loss	$(518,388)	$(358,107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and in-process research and development write-off	140,288	501,194
Provision for doubtful accounts	18,477	525
Provision (benefit) for deferred income taxes	12	(793)
Net gain on sale and disposal of property, plant, and equipment	(1,372)	(19,910)
Gain on sale of marketable securities	—	(621)
Compensation recognized under employee stock plans	10,443	15,492
Gain on deconsolidation of subsidiary	(30,100)	—
Gain on sale of Suzhou plant	(784)	—
Loss from write-off of rejected capital leases and various licenses	3,090	—

Changes in operating assets and liabilities, net of effects of deconsolidation of subsidiary:
Increase in trade account receivables and other receivables	(180,852)	(1,232)
(Increase) decrease in inventories	185,096	(30,848)
(Increase) decrease in prepaid expenses and other current assets	(10,858)	1,121
Increase in other assets	(7,998)	(3,735)
Increase in accounts payable, accrued liabilities and accrued compensation	557,362	66,427
Decrease in income taxes payable	(2,327)	(13,210)
Increase in deferred income	16,000	12,752

Net cash provided by operating activities	178,089	169,055

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	845	6,333
Purchases of property, plant and equipment	(15,647)	(396,697)
Proceeds from maturity and sale of marketable securities	—	133,695
Purchases of marketable securities	—	(36,950)
Proceeds from redemption of ARS	10,375	—
Loan made to an investee	(5,263)	(4,125)
Cash proceeds from Saifun acquisition	—	733
Cash decrease due to deconsolidation of subsidiary	(52,092)	—
Cash decreases to the sale of Suzhou plant	(10,431)	—

Net cash used by investing activities	(72,213)	(297,011)

Cash Flows from Financing Activities:
Proceeds from borrowings, net of issuance costs	117,758	250,559
Payments on debt and capital lease obligations	(73,372)	(162,278)

Net cash provided by financing activities	44,386	88,281

Effect of exchange rate changes on cash and cash equivalents	(3,095)	(7,310)

Net (decrease) increase in cash and cash equivalents	147,167	(46,985)
Cash and cash equivalents at the beginning of period	116,387	199,092

Cash and cash equivalents at end of period	$263,554	$152,107

Non-cash investing and financing activities:
Equipment capital leases	$—	$50,474
Issuance of common stock and stock options to acquire Saifun	$—	108,898

(1)	The Statement of Cash Flows for the nine months ended September 28, 2008 has been adjusted to reflect the change in accounting for the Company’s Exchangeable Senior Subordinated Debentures as described in Note 3.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

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

The proposed Plan of Reorganization assumes that allowed claims will range from approximately $1.6 billion to approximately $2.1 billion after completion of the claims objection, reconciliation and resolution process. In addition to the range specified above, Spansion Japan has asserted that it has been damaged as a result of the foundry agreement rejection in an amount up to $1.0 billion, although it has not yet initiated action in court regarding this assertion. As of September 27, 2009 the Company has accrued expected allowed claims totaling approximately $1.8 billion classified as liabilities subject to compromise in the accompanying balance sheet. If the expected amount of allowed claims increases over the amount currently accrued, the Company will record additional reorganization expense in the period of such determination. Because disputed claims, including litigation instituted by the Company challenging so-called “make whole,” premium, or “no-call” claims, have not yet been finally adjudicated, and the Debtors’ total enterprise value upon emergence has not yet been finally determined, no assurances can be given that actual recoveries to creditors and interest holders will not be materially higher or lower than proposed in the Plan of Reorganization. The Disclosure Statement contains detailed information about the Plan of Reorganization, a historical profile of the Debtors’ business, a description of proposed distributions to creditors, and an analysis of the Plan of Reorganization’s feasibility, as well as many of the technical matters required for the exit process, such as descriptions of who will be eligible to vote on the Plan of Reorganization and the voting process itself. The information contained in the Disclosure Statement is subject to change, whether as a result of further amendments to the Plan of Reorganization, actions of third parties or otherwise.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

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

Business Relationship with Spansion Japan and Foundry Agreement

Spansion Japan Limited (Spansion Japan), a wholly-owned subsidiary of the Company, made filings for corporate reorganization proceedings on February 10, 2009, and formally commenced corporate reorganization proceedings in Japan on March 3, 2009. Spansion Japan is now managed by a trustee appointed by the Japanese Court and is subject to the general supervision of the Japanese Court and a court–appointed supervisory attorney. As a result, and in accordance with U.S. GAAP, the financial results of Spansion Japan are no longer included in the consolidated financial results of the Company for periods beginning March 3, 2009. The effect of the deconsolidation at March 3, 2009 was a $30.1 million gain representing the difference between the carrying value of the Company’s investment in Spansion Japan and the fair value of the Company’s retained non-controlling interest in Spansion Japan, which was valued at zero.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

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

Management believes its estimates of value are reasonable and appropriate for wafers purchased during the Disputed Period. The condensed consolidated financial statements for the three and nine months ended September 27, 2009 included in this Report reflect the Company’s estimates of value for goods and services provided by Spansion Japan since February 9, 2009. The U.S. Bankruptcy Court is scheduled to hear evidence to establish the value of wafers purchased during the Disputed Period from Spansion Japan on January 8, 2010. A negotiated settlement, or a finding by the U.S. Bankruptcy Court that the value of wafers purchased during the Disputed Period from Spansion Japan is different than the Company’s estimates, may have an impact on the Company’s results of operations and that impact could be material. Moreover, a settlement or ruling could also have a material impact on the financial condition of the Company, as described further below. For example, if the U.S. Bankruptcy Court were to determine that the value was equal to the pricing terms in the original foundry agreement, the Company estimates that its liability to Spansion Japan for wafer deliveries during the Disputed Period may be approximately $180.0 million greater than the liability recorded by the Company using its estimates of wafer value over the same period.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

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

Furthermore, effective as of March 3, 2009, the Company no longer controls Spansion Japan due to the appointment of a trustee in the Spansion Japan Proceeding on March 3, 2009. Upon deconsolidation, the Company recorded a gain of $30.1 million. The gain represents the difference between the carrying value of the Company’s investment in Spansion Japan immediately before deconsolidation (100 percent of Spansion Japan’s stockholder’s deficit adjusted by the net receivables from Spansion Japan) and the estimated fair value of the Company’s retained non-controlling interest in Spansion Japan (zero). Since March 3, 2009, the Company has accounted for its interest in Spansion Japan as a cost basis investment. The results of operations of Spansion Japan after March 3, 2009 are not included in the Company’s condensed consolidated statement of operations and the carrying value of the cost basis investment at September 27, 2009 was zero. Transactions between the Company and Spansion Japan after March 3, 2009, have been reflected as transactions with a third party.

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

The Company uses a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended September 27, 2009 and September 28, 2008 both consisted of 13 weeks. The nine months ended September 27, 2009 and September 28, 2008 both consisted of 39 weeks.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

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

The Company retrospectively adopted FSP APB 14-1, which impacted the Company’s accounting for Exchangeable Senior Subordinated Debentures, issued in June 2006. The Exchangeable Senior Subordinated Debentures bear interest at 2.25 percent per annum, payable on June 15 and December 15 of each year beginning December 15, 2006 until the maturity date of June 15, 2016. As a result of adopting FSP APB 14-1, the Company recorded an equity component of $117.4 million, representing the fair value of the embedded conversion options, and a liability component of $89.6 million, representing the fair value of the debentures as of the date issuance. The net carrying amount of the liability component of the Exchangeable Senior Subordinated Debentures was included in liabilities subject to compromise at September 27, 2009 and current portion of long-term debt and obligations under capital leases at December 28, 2008.

The table below shows the components of the net carrying amount of the liability portion of the Exchangeable Senior Subordinated Debentures at September 27, 2009 and at December 28, 2008:

	September 27, 2009	December 28, 2008
	(in thousands)
Principal amount of liability component	$207,000	$207,000
Unamortized discount	(97,767)	(99,241)

Net carrying amount	$109,233	$107,759

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

The following represents the components of interest expense and effective interest rates relating to the Exchangeable Senior Subordinated Debentures:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(in thousands)
Contractual interest expense	$—	$1,020	$806	$3,375
Amortization of discount	—	2,148	1,475	5,900

Total interest expense	$—	$3,168	$2,281	$9,275

Effective interest rate	12.23%	12.23%	12.23%	12.23%

For the three and nine months ended September 27, 2009, the effect of applying the provisions of FSP APB 14-1, was an increase in non-cash interest expense of zero and $1.5 million, respectively, which represents accretion of the unamortized debt discount associated with the Exchangeable Senior Subordinated Debentures, partially offset by lower amortization of capitalized issuance costs as a portion of these were allocated to equity.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended September 28, 2008			Nine Months Ended September 28, 2008
	As Adjusted under FSP APB 14-1	As Previously Reported	Effect of Change	As Adjusted under FSP APB 14-1	As Previously Reported	Effect of Change
Interest expense	$(26,949)	$(24,853)	$(2,096)	$(79,249)	$(73,507)	$(5,742)
Other expense, net	(40,035)	(37,939)	(2,096)	(86,420)	(80,678)	(5,742)
Loss before income taxes	(125,764)	(123,668)	(2,096)	(350,912)	(345,170)	(5,742)
Net loss	(135,347)	(133,251)	(2,096)	(358,107)	(352,365)	(5,742)

Net loss per common share:
Basic and diluted	$(0.84)	$(0.83)	$(0.01)	$(2.34)	$(2.30)	$(0.04)
Shares used in per share calculation:
Basic and diluted	160,687	160,687	160,687	153,216	153,216	153,216

Consolidated Balance Sheet

(in thousands)

	December 28, 2008
	As Adjusted under FSP APB 14-1	As Previously Reported	Effect of Change
Other assets (1)	$101,489	$103,061	$(1,572)
Total assets	1,773,872	1,775,444	(1,572)
Current portion of long-term debt (2)	1,087,786	1,187,027	(99,241)
Stockholders’ deficit:
Additional paid-in capital (3)	2,471,902	2,356,629	115,273
Accumulated deficit (4)	(2,997,589)	(2,979,985)	(17,604)
Total stockholders’ deficit	(450,647)	(548,316)	97,669
Total liabilities and stockholders’ deficit	1,773,872	1,775,444	(1,572)

(1)	The effect of the change on other assets includes the allocation of a portion of the capitalized issuance costs to the equity component of $2.1 million, offset by lower amortization of these costs from the issuance date of $0.5 million.
(2)	The effect of the change on current portion of long-term debt includes the discount determined as of the original issuance date of the Exchangeable Senior Subordinated Debentures of $117.4 million, less amortization of the discount from the issuance date of $18.1 million.
(3)	The effect of the change on paid-in capital includes the discount determined as of the original issuance date of the Exchangeable Senior Subordinated Debentures of $117.4 million, less the portion of the original debt issuance costs allocated to the equity component of $2.1 million.
(4)	The effect of the change on accumulated deficit includes the amortization of the discount from the issuance date of $18.1 million, less adjustment to the amortization of debt issuance costs of $0.5 million.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (Statement 168). Statement 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 165, Subsequent Events, now codified in ASC Topic 855, Subsequent Events. This accounting standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and is effective for interim or annual period ending after June 15, 2009. The Company adopted this accounting standard during its second quarter of fiscal 2009 and its adoption did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 27, 2009 up through December 31, 2009, the date that the Company filed its Quarterly Report on Form 10-Q for the third quarter of fiscal year 2009.

4. Reorganization Items

Entities in reorganization are required to disclose expenses such as professional fees directly related to the process of reorganizing the Debtors under the Chapter 11 Cases, realized gains and losses, provisions for losses, and interest income resulting from the reorganization and restructuring of the business to be separately disclosed. The Debtors’ reorganization items for the three and nine months ended September 27, 2009 consist of the following:

	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009
	(in thousands)
Professional fees directly related to reorganization (1)	$8,736	$25,851
Provision for expected allowed claims (2)	837	356,170
Interest income	(225)	(373)

Total reorganization items	$9,348	$381,648

(1)	Includes fees associated with the advisors to the Debtors.
(2)	Represents the Company’s estimate of the expected allowed claims related primarily to rejection or repudiation of executory contracts, leases, and the effects of approved settlements.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

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

Cash paid for professional fees was approximately $8.4 million and $23.7 million, respectively, for the three and nine months ended September 27, 2009.

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

September 27, 2009
(in thousands)
Accounts payable and accrued liabilities	$640,380
Accounts payable to related parties	109,941
Accrued compensation and benefits	19,538
Long-term debt	968,266
Capital lease obligations	23,774
Other long-term liabilities	4,034

Total liabilities subject to compromise	$1,765,933

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

6. Stock-Based Compensation

Shares Available to Grant

The numbers of shares of Class A Common Stock available for grant at September 27, 2009 under the Spansion Inc. 2007 Equity Incentive Plan (the 2007 Plan), the Spansion Inc. 2005 Equity Incentive Plan (the 2005 Plan) and the Saifun Semiconductors Ltd. 2003 Employee Share Option Plan (the Saifun 2003 Plan) are shown in the following table:

Number of shares available for grant:
Shares reserved for grant (1)	12,126,424
Shares available under the 2007 Plan (transferred from the 2005 Plan)	1,753,575
Stock options granted through September 27, 2009, net of cancelled stock options	(4,398,242)
RSU awards granted through September 27, 2009, net of cancelled RSU awards	(1,259,428)

Shares available for grant under the 2007 Plan and Saifun 2003 Plan	8,222,329

(1)

The 12,126,424 shares reserved for grant consisted of 6,675,000 shares approved for grant under the 2007 Plan, 920,523 shares transferred from the 2005 Plan and 4,530,901 shares transferred from the Saifun 2003 Plan.

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense for the 2005 Plan, 2007 Plan, Saifun 2003 Plan, Saifun Semiconductor Ltd. 2001 Share Option Plan and Saifun Semiconductor Ltd. 1997 Share Option Plan (collectively, the Spansion and Saifun Equity Plans) by financial statement caption, resulting from the Company’s stock options and restricted stock unit (RSU) awards for the three and nine months ended September 27, 2009 and September 28, 2008:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(in thousands)
Cost of sales	$578	$1,350	$2,380	$3,854
Research and development	812	1,699	3,198	4,522
Sales, general and administrative	1,485	2,505	4,865	7,116

Stock-based compensation expense before income taxes	2,875	5,554	10,443	15,492

Income tax benefit (1)	—	—	—	—

Stock-based compensation expense after income taxes (1)	$2,875	$5,554	$10,443	$15,492

(1)

There is no income tax benefit relating to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subjected to a full valuation allowance.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

No stock options were granted in the three and nine months ended September 27, 2009 under the Spansion and Saifun Equity Plans. No stock options were granted in the three months ended September 28, 2008 under the Spansion and Saifun Equity Plans. The weighted average fair value of the Company’s stock options granted in the nine months ended September 28, 2008 under the Spansion and Saifun Equity Plans was $1.89 per share. The fair value of each stock option granted was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants:

	Three Months Ended September 28, 2008	Nine Months Ended September 28, 2008
Expected volatility	54.13%	48.66%
Risk-free interest rate	3.06%	2.67%
Expected term (in years)	4.61	5.05
Dividend yield	0%	0%

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

As of September 27, 2009, the total unrecognized compensation cost related to unvested stock options and RSU awards under the Spansion and Saifun Equity Plans was approximately $21.7 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2012.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information under the Spansion and Saifun Equity Plans for the periods presented:

	Number of Shares	Average Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in thousands)
Options:
Outstanding as of December 30, 2007	3,536,968	$11.53	5.66	$—
Granted (1)	6,806,119	$1.48
Cancelled	(537,156)	$6.32
Exercised	(26,534)	$0.08

Outstanding as of December 28, 2008	9,779,397	$4.85	6.42	$675
Granted	—	$—
Cancelled	(2,924,768)	$3.96
Exercised	(197,951)	$0.03

Outstanding as of September 27, 2009 (2)	6,656,678	$5.39	4.96	$625

Exercisable as of September 27, 2009 (3)	3,888,078	$6.99	3.93	$283

(1)	The number of options granted during the year ended December 28, 2008 includes 4,364,829 shares of options granted in March 2008 under Saifun Option Plans in accordance with the provisions of Saifun Acquisition Agreement.
(2)	The number of options outstanding as of September 27, 2009 includes 349,090 shares of options held by Spansion Japan employees.
(3)	The number of options exercisable as of September 27, 2009 includes 271,338 shares of options held by Spansion Japan employees.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.30 as of September 25, 2009, the last trading day prior to September 27, 2009, which would have been received by the stock option holders had all stock option holders exercised their stock options as of that date.

The following table summarizes RSU award activities and related information for the periods presented:

	Number of Shares	Weighted-Average Grant-date Fair Value
Restricted Stock Units:
Unvested as of December 30, 2007	3,153,426	$11.33
Granted	1,916,180	$2.93
Cancelled	(400,909)	$8.74
Vested	(1,368,132)	$11.51

Unvested as of December 28, 2008	3,300,565	$6.69
Granted	—	—
Cancelled	(1,187,663)	$6.30
Vested	(883,629)	$8.38

Unvested as of September 27, 2009 (1)	1,229,273	$5.86

(1)	The number of restricted stock units unvested as of September 27, 2009 includes 105,820 shares held by Spansion Japan employees.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

7. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	In thousands except for per-share amounts
Net income (loss)	$1,500	$(135,347)	$(518,388)	$(358,107)

Weighted-average shares—basic	162,090	160,687	161,717	153,216
Effect of dilutive potential common shares	11,835	—	—	—

Weighted-average shares—diluted	173,925	160,687	161,717	153,216

Net income (loss) per share—basic	$0.01	$(0.84)	$(3.21)	$(2.34)

Net income (loss) per share—diluted	$0.01	$(0.84)	$(3.21)	$(2.34)

Employee equity share options, unvested shares, and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and unvested restricted stock and restricted stock units which is calculated based on the average share price for each fiscal period using the treasury stock method, as well as the effect of the Company’s Exchangeable Senior Subordinated Debentures. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The Company had 207,000 Exchangeable Senior Subordinated Debentures outstanding at September 27, 2009, with each debenture exchangeable into 56.7621 shares of the Company’s Class A common stock.

The Company excluded approximately 7.8 million and 19.6 million of potential common shares for three and nine months ended September 27, 2009 and excluded approximately 25.3 million of potential common shares for the three and nine months ended September 28, 2008 from its diluted per share calculation, as the inclusion would be antidilutive.

8. Comprehensive Loss

The following are the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(in thousands)
Net income ( loss)	$1,500	$(135,347)	(518,388)	$(358,107)
Net change in pension plan, net of taxes	—	155	123	(442)
Net change in cumulative translation adjustment	—	3,452	(25,073)	33,779
Net change in unrealized losses on marketable securities, net of $0 taxes	—	12,242	(449)	(515)

Total comprehensive income (loss)	$1,500	$(119,498)	(543,787)	$(325,285)

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

The following tables present the significant related party transactions and account balances between the Company and Spansion Japan for the three months ended September 27, 2009 and period from March 3, 2009 to September 27, 2009 and as of September 27, 2009:

	Three Months Ended Sep. 27, 2009	March 3, 2009 to Sep. 27, 2009
	(in thousands)	(in thousands)
Net sales to Spansion Japan
Finished goods and wafer sales	$65,505	238,628
Royalty income	33	84

	$65,538	238,712

Cost of sales:
Wafer purchases	$83,787	179,626
Reimbursement of employee related costs	—	(395)
Other costs	62	66

	$83,849	179,297

Service fees (from) to Spansion Japan:
Research and development services fee to Spansion Japan, net of reimbursement of employee related costs	$5,331	13,146
Sales, general and administrative expenses from Spansion Japan, and reimbursement of employee related costs	(144)	(374)

	$5,187	12,772

September 27, 2009
(in thousands)
Trade accounts receivable from Spansion Japan	$310,045
Trade accounts payable to Spansion Japan	$(256,381)

Fujitsu

Fujitsu Limited (Fujitsu) is a holder of greater than 10 percent of the Company’s voting securities as of September 27, 2009. Prior to the fourth quarter of fiscal 2008, the Company relied on Fujitsu as a sole distributor of its products and, historically, has entered into significant arrangements and transactions with Fujitsu through Spansion Japan. As a result of the deconsolidation of Spansion Japan discussed above, the Company did not have significant transactions with Fujitsu for the period from March 3, 2009 to September 27, 2009. Accordingly, the following information does not include transactions between Spansion Japan and Fujitsu between March 3, 2009 and September 27, 2009.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

incorporated into Spansion’s Flash memory products and to be sold by Spansion Japan to Fujitsu under the existing Distribution Agreement), subject to a maximum amount of $10 million over the five-year term. These royalty payments are recognized in cost of sales in the Company’s statements of operations.

The following tables present the significant related party transactions between the Company and Fujitsu for the three months ended September 27, 2009 and the three months ended September 28, 2008:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(in thousands)
Net sales to Fujitsu	$—	$156,690	$50,208	$513,232
Cost of sales:
Royalties to Fujitsu	$—	$883	$—	$2,451
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	—	19,580	11,617	59,905
Subcontract manufacturing and commercial die purchases from Fujitsu	—	1,693	569	6,856
Wafer purchases, processing and sort services from Fujitsu (1)	—	56,588	6,096	186,329
Net gain recognized on sale of assets to Fujitsu on April 2, 2007 (1)	—	(8,192)	(3,075)	(25,238)
Reimbursement on costs of employees seconded to Fujitsu (1)	—	(7,454)	(2,633)	(21,483)
Pension curtailment loss (1)	—	—	—	—
Equipment rental income from Fujitsu (1)	—	(819)	(186)	(2,790)
Administrative services income from Fujitsu (1)	—	(93)	(68)	(1,180)

	$—	$62,186	$12,320	$204,850

Service fees to Fujitsu:
Cost of sales	$—	$9	$—	$28
Research and development	—	—	—	10
Sales, general and administrative	—	148	110	453

Service fees to Fujitsu	$—	$157	$110	$491

(1)	These amounts relate to the JV1/JV2 Transaction.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

The account balances between the Company and Fujitsu as of September 27, 2009 were not material. The following table presents the account balances between the Company and Fujitsu as of December 28, 2008:

December 28, 2008
(in thousands)
Trade accounts receivable from Fujitsu	$111,448
Other receivables from Fujitsu	$6,127
Accounts payable to Fujitsu	$74,592
Royalties payable to Fujitsu	$1,617
Accrued liabilities to Fujitsu	$3,475

10. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products.

Changes in the Company’s liability for product warranty during the three and nine months ended September 27, 2009 and September 28, 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(in thousands)
Balance, beginning of period	$2,905	$1,489	$1,489	$1,305
Provision for warranties issued	287	4,274	2,158	11,296
Settlements	(290)	(3,912)	(794)	(11,232)
Changes in liability for pre-existing warranties during the period	(456)	(362)	(407)	120

Balance, end of period	$2,446	$1,489	$2,446	$1,489

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

11. Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	September 27, 2009	December 28, 2008
	(in thousands)
Debt obligations:
Senior Notes	$233,440	$233,025
Spansion Penang Loan	—	138
Exchangeable Senior Subordinated Debentures	109,233	107,759
Spansion Japan 2007 Credit Facility	—	287,963
Senior Secured Floating Rate Notes	625,593	625,617
Senior Secured Revolving Credit Facility	—	34,000
Spansion Japan 2007 Revolving Credit Facility	—	71,687
UBS Loan Secured by Auction Rate Securities	68,410	—
Obligations under capital leases	23,774	82,593

Total debt and capital lease obligations	1,060,450	1,442,782
Less: amount subject to compromise	992,040	—

Total debt and capital lease obligations not subject to compromise	68,410	1,442,782

Less: current portion	68,410	1,232,536

Long-term debt and capital lease obligations not subject to compromise	$—	$210,246

Under terms of the Senior Notes, Exchangeable Senior Subordinated Debentures and Senior Secured Floating Rate Notes, the Chapter 11 Cases constituted an event of default and all amounts outstanding under these facilities were accelerated and became immediately due and payable.

New Debt and Capital Lease Obligations and Activities for the nine months ended September 27, 2009:

Senior Secured Revolving Credit Facility

In February 20, 2009, the Company repaid the outstanding balance under this facility in full.

Union Bank of Switzerland (UBS AG) Loan Secured by Auction Rate Securities

On December 29, 2008, the Company entered into a Credit Line Agreement (the UBS Credit Line) with UBS that provides up to an aggregate amount of up to $85.0 million in the form of an uncommitted revolving line of credit, which is secured by the auction rate securities currently held by the Company. Variable rate advances under the UBS Credit Line will bear interest at a variable rate equal to the lesser of: (a) LIBOR, plus a percentage rate between 1.250 percent to 2.750 percent, depending on the amount of the advance, and (b) the then applicable weighted average rate of interest or dividend rate paid to the Company by the issuer of the auction rate securities, and in each case, such interest rate is subject to adjustment at any time and from time to time to reflect changes in the composition of the auction rate securities.

The UBS Credit Line also provides, among other things, that:

•	UBS may demand full or partial payment of the credit line at its sole discretion and without cause at any time; and

•	UBS may at any time in its sole discretion terminate and cancel the credit line;

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

provided, however, that UBS is required to provide to the Company alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events (including the Chapter 11 Cases) or the customer relationship between UBS and the Company is terminated for cause by UBS.

As of September 27, 2009, the amount outstanding under the UBS Loan was approximately $68.4 million, which is the maximum amount available. This amount bears interest at approximately 1.3 percent as of September 27, 2009.

Spansion Japan Obligations

As discussed in Note 3, effective March 3, 2009, the Company no longer consolidates Spansion Japan. Accordingly, the obligations related to the Spansion Japan 2007 Credit Facility and the Spansion Japan 2007 Revolving Credit Facility are not included in the Company’s consolidated balance sheet at September 27, 2009.

Obligations under Capital Leases

During the first and second quarter of 2009, the Company submitted various motions to the U.S. Bankruptcy Court seeking rejection of certain equipment leases with future principal and interest payments of approximately $54.5 million through 2011, all of which have been approved by the Court as of August 10, 2009.

Impact of Chapter 11 Cases

As discussed in Note 3, the accounting guidance for entities in reorganization provides that interest should be reported only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured, or unsecured claim. On that basis, the Company ceased accruing interest as of the Petition Date on its Senior Notes and Exchangeable Senior Subordinated Debentures. In addition, accretion of the discounted carrying value of the Exchangeable Senior Subordinated Debenture ceased on March 1, 2009. For the three months ended September 27, 2009, the Company reported interest expense was approximately $9.2 million while contractual interest was approximately $21.1 million. For the nine months ended September 27, 2009, reported interest expense was approximately $ 42.9 million while contractual interest was approximately $69.1 million.

12. Income Taxes

The Company recorded income tax expenses of $0.5 million in the three months ended September 27, 2009 as compared to income tax expenses of $9.6 million in the three months ended September 28, 2008. The income tax expense recorded in the three months ended September 27, 2009 was primarily related to tax provision in profitable foreign locations of $0.5 million. The income tax expense recorded in the three months ended September 28, 2008 was primarily related to tax provisions in profitable foreign locations, of which $9.9 million was associated with profits in Japan. The income tax expense of $9.9 million associated with Japan was due to a $3.1 million reduction in income tax payable and a $13.0 million reduction in deferred tax assets.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

The Company recorded income tax expenses of $0.9 million in the nine months ended September 27, 2009 as compared to income tax expenses of $7.2 million in the nine months ended September 28, 2008. The income tax expense recorded in the nine months ended September 27, 2009 was primarily related to tax provisions in profitable foreign locations of $0.9 million. The income tax expense recorded in the nine months ended September 28, 2008 was primarily related to a tax provision of $4.5 million associated with profits in Japan, and by tax provisions in other profitable foreign locations of $2.7 million.

As of September 27, 2009, all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which at September 27, 2009, in management’s estimate, is not more likely than not to be achieved.

13. Fair Value

As of September 27, 2009, the fair value measurements of the Company’s financial assets consisted of the following and which are categorized in the table below based upon the fair value hierarchy:

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	September 27, 2009				December 28, 2008
	(in thousands)
Money market funds	$20	$—	$—	$20	$74,118	$—	$—	$74,118
Auction rate securities	—	—	104,138	104,138	—	—	94,014	94,014
Put option	—	—	7,137	7,137	—	—	27,465	27,465

Total financial assets	$20	$—	$111,275	$111,295	$74,118	$—	$121,479	$195,597

The tables below present reconciliations for the Company’s Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended September 27, 2009 and September 28, 2008, respectively.

	Three Months Ended September 27, 2009		Three Months Ended September 28, 2008
	Auction rate securities	Put option	Auction rate securities
	(in thousands)
Balance, beginning of period	$110,839	$10,811	$108,500
Redemptions at par	(10,375)	—	—
Change in fair value	3,674	(3,674)	(1,600)

Balance, end of period	$104,138	$7,137	$106,900

	Nine Months Ended September 27, 2009		Nine Months Ended September 28, 2008
	Auction rate securities	Put option	Auction rate securities
	(in thousands)
Balance, beginning of period	$94,014	$27,465	$—
Transfer in	—	—	121,900
Redemptions at par	(10,625)	—	—
Change in fair value	20,749	(20,328)	(15,000)

Balance, end of period	$104,138	$7,137	$106,900

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

The changes in the fair values of the ARS and the put option are reflected as components of interest and other income (expense), net.

Auction Rate Securities and Put Option

At September 27, 2009, the Company held $104.1 million of auction rate securities (ARS) valued at fair value ($111.3 million at par). The ARS have credit ratings of AAA and Aaa d are backed by student loans, all of which are substantially guaranteed by the U.S. government Federal Family Education Loan Program (FFELP). These ARS are classified within Level 3, given the failures in the auction markets subsequent to February 2008 and the lack of any correlation of these instruments to other observable market data. As a result, the Company’s valuation of these ARS requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

In November 2008, the Company accepted an offer to participate in an auction rate securities settlement from UBS, its broker, providing the Company the right, but not the obligation, to sell to UBS up to 100 percent of its ARS at par. The Company’s right to sell the ARS to UBS commencing June 30, 2010 through July 2, 2012 represents a put option for a payment equal to the par value of the ARS.

At September 27, 2009, there was insufficient observable ARS market information available to determine the fair value of the Company’s ARS investments. As a result, the Company determined the fair values of its ARS investments at September 27, 2009 using a discounted cash flow (DCF) methodology. Significant inputs used in the DCF models included the credit quality of the instruments, the percentage and the types of guarantees, the probability of the auction succeeding or the security being called prior to final maturity, and an illiquidity discount factor. The key assumptions used in the DCF analysis to determine the fair values as of September 27, 2009 were the discount factor to be applied and the period over which the cash flows would be expected to occur. The discount factor used was based on the three-month LIBOR (0.28 percent as of September 27, 2009) adjusted by 95 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of the valuation. In addition, the discount factor was incrementally adjusted for a liquidity discount of 125 bps to reflect the lack of an active market. The Company applied this discount factor over the expected life of the estimated cash flows of its ARS with projected interest income of 1.47 percent per annum. The projected interest income is based on a trailing 12-month average 91-day U.S. Treasury Bill Rate at 0.27 percent as of September 27, 2009 plus 120 bps, which is the average annual yield of the Company’s ARS assuming auctions continue to fail.

The Company used a DCF model to estimate the fair value of its put option as of September 27, 2009. The valuation model is based on the following key assumptions:

•	A discount rate based on the 9-month U.S. Treasury Bill Rate (0.32 percent as of September 27, 2009), adjusted by 73 bps to reflect the credit risk associated with the put option; and

•	An expected life of 9 months.

The fair value of the put option of $7.1 million and $27.5 million at September 27, 2009 and December 28, 2008, respectively, is reflected as a component of other assets. The put option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

14. Restructuring Charges

In the first and second quarters of fiscal 2009, as part of its ongoing strategic effort to reduce cost and conserve cash, the Company eliminated regular and contract positions globally, through planned consolidations, attrition, and a reduction in regular, contract and temporary workers in manufacturing, engineering, management and administrative support functions.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

Restructuring charges for the three and nine months ended September 27, 2009 and September 28, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(in thousands)		(in thousands)
Employee severance pay and benefits	$1,074	$1,351	$28,714	$11,093
Professional fees	412	—	4,503	—
Relocation of property, plant and equipment	538	20	2,962	132
Impairment charges	685	—	4,684	—
Asset write-offs	4,783	6	4,782	74

Total restructuring charges	$7,492	$1,377	$45,645	$11,299

The following table summarizes the restructuring activity for the three and nine months ended September 27, 2009 and September 28, 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(in thousands)
Accrued restructuring balance, beginning of period	$15,653	$8,345	$333	$—
Additional accruals	7,492	1,377	45,645	11,299
Adjustments	(4,931)	(29)	(10,280)	(29)
Cash payments	(6,127)	(8,117)	(23,611)	(9,694)

Accrued restructuring balance, end of period	$12,087	$1,576	$12,087	$1,576

The accrued restructuring balance was included in accrued compensation and benefits in the Company’s condensed consolidated balance sheet as of September 27, 2009.

15. Debtor’s Condensed Combined Financial Statements

Basis of Presentation

Condensed Combined Debtor-in-Possession Financial Statements

The financial statements contained within this note represent the condensed combined financial statements for the Debtors under Chapter 11 of the U.S. Bankruptcy Code only. The Company’s other subsidiaries are treated as non-consolidated subsidiaries in these financial statements and as such their net income is included as “Equity income from non-Debtor subsidiaries” in the statement of operations and their net assets are included as “Investments in non-Debtor subsidiaries” in the balance sheet. The financial statements do not include the operating results and net assets of Spansion Japan subsequent to March 3, 2009, the date when the Company deconsolidated Spansion Japan (see Note 3). Amounts presented in the statement of operations and the statement of cash flows are for the period from the Petition Date (March 1, 2009) to September 27, 2009. The financial statements contained herein have been prepared in accordance with the guidance in SOP 90-7 (ASC 852).

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

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

Accounts payable and accrued liabilities	$640,380
Accounts payable to related parties	109,941
Accounts payable to non debtor subsidiaries	123,913
Accrued compensation and benefits	19,538
Long term debt	968,266
Capital lease obligations	23,774
Other long term liabilities	4,034

Liabilities subject to compromise	$1,889,846

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

Spansion Inc.

Condensed Combined Debtor-in-Possession Statement of Operations

(Non-filed entities excluded from combined Debtors group)

(in thousands)

(Unaudited)

	Three Month Ended September 27, 2009	March 1, 2009 to September 27, 2009
Net sales	$260,445	$637,590
Net sales to related parties (Spansion Japan)	65,505	228,320

Total net sales	325,950	865,910

Cost of sales	237,833	685,861
Research and development	26,817	72,120
Sales, general and administrative	34,776	131,044
Restructuring charges	6,356	28,154

Operating income (loss)	20,168	(51,269)

Interest and other income, net	384	2,714
Interest expense	(9,199)	(25,785)

Income (loss) before reorganization items, equity income and income taxes	11,353	(74,340)

Reorganization items	(9,348)	(379,196)
Gain on deconsolidation of subsidiary	—	30,100
Equity loss from non-Debtor subsidiaries	(15,991)	(27,877)

Loss before income taxes	(13,986)	(451,313)

Benefit for income taxes	74	(234)

Net loss	$(14,060)	$(451,079)

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

Spansion Inc.

Condensed Combined Debtor-in-Possession Balance Sheet

(Non-filed entities excluded from combined Debtors group)

(in thousands)

(Unaudited)

September 27, 2009
Assets
Current assets:
Cash and cash equivalents	$262,119
Auction rate securities	104,138
Trade accounts receivable	109,237
Trade accounts receivable from related parties	310,045
Trade accounts receivable from non-Debtor subsidiaries	37,810
Allowance for doubtful accounts	(53,552)
Loan to non-Debtor subsidiary (includes accrued interest of $7,183)	54,983
Inventories:
Raw materials	3,777
Work-in-process	105,584
Finished goods	10,874

Total inventories	120,235
Deferred income taxes	3,213
Prepaid expenses and other current assets	62,357

Total current assets	1,010,585
Property, plant and equipment, net	271,197
Investment in non-Debtor subsidiaries	128,811
Other assets	49,954

Total assets	$1,460,547

Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise
Current liabilities:
Short term note	$68,410
Accounts payable	28,017
Accounts payable to related parties	146,440
Accounts payable to non-Debtor subsidiaries	20,042
Accrued compensation and benefits	11,990
Other accrued liabilities	87,592
Income taxes payable	636
Deferred income on shipments	53,066

Total current liabilities	416,193
Deferred income taxes	3,280
Other long-term liabilities	20,937
Total liabilities not subject to compromise	440,410

Liabilities subject to compromise	1,889,846

Total liabilities	2,330,256

Stockholders’ deficit	(869,709)

Total liabilities and stockholders’ deficit	$1,460,547

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

Spansion Inc.

Condensed Combined Debtor-in-Possession Statement of Cash Flows

(Non-filed entities excluded from combined Debtors group)

(Unaudited)

March 1, 2009 to September 27, 2009
Cash Flows from Operating Activities:
Net cash provided by operating activities	$233,749

Cash Flows from Investing Activities:
Purchases of property, plant and equipment, net	(1,703)

Net cash used by investing activities	(1,703)

Cash Flows from Financing Activities:
Payments on debt and capital lease obligations	(20,792)

Net cash used in financing activities	(20,323)

Net increase in cash and cash equivalents	211,254
Cash and cash equivalents at the beginning of period	50,865

Cash and cash equivalents at end of period	$262,119

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

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

Samsung v. Spansion International, Inc.

On July 31, 2009, Samsung Electronics Co., Ltd. commenced an action in the Fourth Civil Division of the Federal Court in Dusseldorf, Germany against Spansion International, Inc. and other third parties alleging patent infringement since March 2, 2009 of German patent DE 693 27 499 T2 (EP 0 591 009 B1). The action seeks damages in the amount of € 500,000 (approximately $733,570 as of September 27, 2009). An initial hearing to establish the schedule for the case was set for October 20, 2009. On September 4, 2009, Spansion filed a motion seeking to enforce the automatic stay as to this action, and on November 4, 2009, the U.S. Bankruptcy Court issued an order granting Spansion’s motion to stay this action.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

Cabreros, et al. v. Spansion LLC, et al.

On March 6, 2009, Wesley Cabreros and David Refuerzo, individually and on behalf of other persons similarly situated, filed a complaint in the U.S. Bankruptcy Court, Adversary Proceeding No. 09-50409, for alleged violations of both the California WARN Act and Federal WARN Act against Spansion LLC and Spansion Inc. In addition to seeking class certification, the complaint seeks damages, costs and attorneys’ fees. The complaint also seeks payment of 11 U.S.C. § 503 priority claims in favor of the plaintiffs and other similarly situated former employees for their unpaid wages, salary, commissions, bonuses, accrued holiday pay, accrued vacation pay, pension and 401(K) contributions and other ERISA benefits, or a determination that the first $10,950 of the WARN Act claims are entitled to priority status under 11 U.S.C. 507(a)(4) and the remainder are unsecured claims. The plaintiffs also seek to recover attorneys’ fees and costs as allowed priority claims under 11 U.S.C. § 503. On July 22, 2009, the U.S. Bankruptcy Court certified the class. On October 6, 2009, the parties engaged in a mediation and reached an agreement in principle to settle the litigation conditioned upon U.S. Bankruptcy Court approval. As of September 27, 2009 the Company had accrued the settlement amount of $8.6 million, which was included in liabilities subject to comprise.

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

17. Sale of Assembly, Mark and Pack Facility in Suzhou, China

On August 21, 2009, Spansion LLC, a wholly owned subsidiary of the Company entered into an Asset and Share Purchase Agreement (the Purchase Agreement) with Powertech Technology Inc., a company organized under the laws of the Republic of China (Taiwan) (PTI), pursuant to which Spansion LLC sold its assembly, mark, test and pack facility located in Suzhou, China (the Suzhou Facility) and other related assets owned by Spansion LLC. Pursuant to the Purchase Agreement, Spansion LLC sold (i) all of the issued and outstanding ordinary shares (the Shares) of its wholly owned subsidiary, Spansion Holdings (Singapore) Pte. Ltd., a company organized under the laws of the Republic of Singapore (Singapore Subsidiary), which in turn owns all the registered capital of Spansion (China) Limited, a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China and the entity that owns the Suzhou Facility ( Suzhou Subsidiary), and (ii) certain assembly, mark and pack equipment and tooling equipment and other assets related to the Suzhou Facility that is owned directly by Spansion LLC (together, the Purchased Assets). On September 4, 2009, the U.S. Bankruptcy Court approved the sale of the purchased assets and the sale was closed on September 8, 2009 (the Closing Date).

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

Spansion LLC and PTI also entered into a Transition Services Agreement, effective the Closing Date, pursuant to which Spansion LLC will provide specified general administrative and information technology services to support PTI in connection with its obligations under the Supply Agreement.

18. Subsequent Events

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report as well as risks and uncertainties relating to our Creditor Protection Proceedings including: our ability to: stabilize the business to maximize the chances of preserving all or a portion of the enterprise; generate cash from operations and maintain adequate cash on hand; continue to maintain cash management arrangements; attract and retain customers or avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings; maintain market share, as competitors move to capitalize on customer concerns; retain or replace major suppliers on acceptable terms and avoid disruptions in our supply chain; maintain current relationships with reseller partners, joint venture partners and strategic alliance partners; retain and motivate key employees and attract new employees; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees; obtain court orders or approvals with respect to motions filed from time to time; prevent third parties from obtaining court orders or approvals that are contrary to our interests; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; develop, obtain required approvals for and successfully implement a plan of reorganization; obtain sufficient exit financing to support a plan of reorganization; and realize full or fair value for any assets or business that may be divested as part of a reorganization. We also face risks and uncertainties associated with: limitations on actions against any Debtor during the Chapter 11 Cases; the values, if any, that will be prescribed pursuant to any plan of reorganization to outstanding Spansion securities; the uncertainty of the existence of a trading market in our shares of common stock; claims not discharged in the Chapter 11 Cases and their effect on our results of operations and profitability; substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives and risks and uncertainties relating to our business including our ability to: narrow our strategic focus on the embedded portion of the Flash memory market in an effective and timely manner; improve our gross margins and continue to implement successfully our cost reduction efforts; control our operating expenses, particularly our sales, general and administrative costs; obtain additional financing in the future; obtain materials in support of our business at terms favorable to us; retain and expand our customer base in our focus markets, and retain and grow our share of business within our customer base; successfully introduce our next generation products to market in a timely manner; effectively and timely achieve volume production of our next generation products; increase market acceptance of our products based on our MirrorBit technology; penetrate further the Flash memory market with our high density products and expand the number of customers in emerging markets; successfully develop and transition to the latest technologies; develop our MirrorBit NAND, and MirrorBit Eclipse architectures, introduce new products based on these architectures, and achieve customer acceptance of these products; develop systems-level solutions that provide value to customers of our products; enter new markets not traditionally served by Flash memory; negotiate successfully patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; and effectively manage, operate and compete in the current sustained economic downturn and extraordinarily volatile market conditions effected in part by cautious capital spending by our customers as they face their own economic challenges. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

Overview

Products and Markets

We design, develop, manufacture, market and sell primarily NOR Flash memory products and solutions. Flash memory is an important technology used in almost all electronic systems. As a “non-volatile” memory solution, the data content in Flash memory remains stored even after a device’s power is turned off.

During the last ten years, Flash memory has become a critical component for common everyday applications such as Flash memory cards for digital cameras, “memory sticks” for computer file storages and Flash memory in portable “MP3” music players. In the past two decades, Flash memory has also been a critical “embedded” component in other applications. It is this type of “embedded” Flash memory that Spansion manufactures and sells to its customers, which include original equipment manufacturers and original design manufacturers.

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

NOR Flash memory has different characteristics than NAND Flash memory. NOR Flash memory can, for example, support the operation or execution of software code directly from the device as its read times are very fast and its architecture can better support software execution, enabling a more efficient and cost effective design. Although NOR Flash memory is generally more expensive than NAND Flash memory at comparable densities, it is also available in much lower densities with lower prices than NAND Flash memory and primarily for this reason it is preferred in many applications that do not require the greater storage capacity that NAND Flash memory provides. At higher densities, we believe the high reliability and ease of use of NOR, in addition to its ability to support a more efficient and cost effective memory sub-system in certain applications, make it a favored solution for certain customers. We believe these characteristics continue to drive NOR Flash memory use in embedded applications. For example, automobiles use NOR Flash memory for engine control, transmission control, ABS systems, anti roll systems and a multitude of other operations in the vehicle. NOR Flash memory is also used in cell phones, telecommunication, networking, consumer electronics and industrial control industries.

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

Spansion Japan Deconsolidation

As discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, in the section entitled, “Basis of Presentation and Going Concern,” effective March 3, 2009, we are no longer deemed to have control over Spansion Japan. Prior to March 3, 2009, the results of Spansion Japan were included in our condensed consolidated financial statements, and subsequent to March 3, 2009, the results of Spansion Japan are not included in our condensed consolidated financial statements. Accordingly, our operating results and financial position for the three and nine months ended September 27, 2009 are not fully comparable to prior periods. Furthermore, the deconsolidation resulted in material decrease in reported consolidated cash as of September 27, 2009; inventory; property, plant and equipment and debt as compared with those consolidated balances at December 28, 2008. As of March 3, 2009, Spansion Japan cash, inventory, property, plant and equipment and debt was approximately $52.1 million, $57.3 million, $253.3 million and $376.8 million, respectively.

Financial Results

Our total net sales for the three months and nine months ended September 27, 2009 were approximately $327.6 million and $1,103.5 million, compared to $630.9 million and $1,813.9 million for the three and nine months ended and September 28, 2008. The decreases in total net sales were primarily due to significant declines in our unit shipments, partially offset by slight increases in our blended average selling prices (ASPs) (defined as total net sales divided by total unit shipments) of our Flash memory products. The decreases in unit shipments were largely attributable to: (i) a decrease in customer demand for our products, spurred by a worldwide decrease in demand for Flash memory; and (ii) our strategic decision to exit portions of our wireless business. We also believe that the Chapter 11 Cases are negatively impacting our total net sales.

Our net income was $1.5 million for the three months ended September 27, 2009, compared to a net loss of $135.3 million for three months ended September 28, 2008. Our net income in the third quarter of fiscal 2009, as compares to the corresponding period of fiscal 2008, was primarily attributable to: (i) operating income of $20.0 million, compared to an operating loss of $85.7 million in the same period in fiscal 2008; and (ii) a decrease in interest expense of $17.8 million, as we recorded interest expense after the Petition Date solely on those debts that are well-secured or debts for which the related interest payments will be made, in accordance with the accounting guidance for entities in reorganization. These factors were partially offset by approximately $9.3 million of reorganization costs.

We had a net loss of $518.4 million for the nine months ended September 27, 2009, compared to a net loss of $358.1 million for the nine months ended September 28, 2008. Our net loss was higher primarily due to approximately $381.6 million of reorganization costs. The reorganization costs were offset by: (i) an approximately $138.5 million decrease in operating loss; (ii) a gain of approximately $30.1 million resulting from the deconsolidation of Spansion Japan effective March 3, 2009; and (iii) a decrease in interest expense of approximately $36.4 million. While revenues in the nine months ended September 27, 2009 decreased by approximately $710.3 million, cost of sales and operating expenses decreased by an aggregate of approximately $848.9 million (including $45.6 million in restructuring charges), contributing to an improvement in operating loss of $138.5 million. The decreases in cost of sales and operating expenses were largely attributable to lower production volumes, our continued cost reduction efforts and the elimination of research and development expenses relating to SP1 due to the deconsolidation of Spansion Japan.

Our current cash management system and cash on hand to fund our operations is subject to ongoing review and approval by the U.S. Bankruptcy Court, and may be affected by the Chapter 11 Cases. For a complete discussion of the risks facing our business, including our liquidity, please see the discussion on Liquidity and Capital Resources in this section and Part II, Item 1A “Risk Factors.”

Plan of Reorganization

On October 26, 2009, we filed with the U.S. Bankruptcy Court a proposed Plan of Reorganization, together with an accompanying Disclosure Statement. On each of November 25, 2009 and December 9, 2009, we filed an amended proposed Plan of Reorganization together with an accompanying amended Disclosure Statement. The Plan of Reorganization provides for an equitable distribution to holders of allowed claims in certain classes of creditors, preserves the value of the Debtors’ businesses as going concerns and preserves many jobs of the Debtors’ employees. The Plan of Reorganization, if accepted by the requisite majorities of one or more of the affected class of creditors and approved by the relevant courts, would be binding on all creditors within each affected class, including those that did not vote to accept the proposal. The ultimate recovery to creditors and security holders, if any, will not be determined until a restructuring plan is approved and all claims have been finalized.

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

The proposed Plan of Reorganization assumes that allowed claims will range from approximately $1.6 billion to approximately $2.1 billion after completion of the claims objection, reconciliation and resolution process. In addition to the range specified above, Spansion Japan has asserted that it has been damaged as a result of the foundry agreement rejection in an amount up to $1.0 billion, although it has not yet initiated action in court regarding this assertion. As of September 27, 2009, we accrued expected allowed claims totaling $1.8 billion classified as liabilities subject to compromise in the accompanying balance sheet. If the expected amount of allowed claims increases over the amount currently accrued, we will record additional reorganization expense in the period of such determination. Because disputed claims, including litigation instituted by us challenging so-called “make whole,” premium, or “no-call” claims, have not yet been finally adjudicated, and the Debtors’ total enterprise value upon emergence has not yet been finally determined, no assurances can be given that actual recoveries to creditors and interest holders will not be materially higher or lower than proposed in the Plan of Reorganization. The Disclosure Statement contains detailed information about the Plan of Reorganization, a historical profile of the Debtors’ business, a description of proposed distributions to creditors, and an analysis of the Plan of Reorganization’s feasibility, as well as many of the technical matters required for the exit process, such as descriptions of who will be eligible to vote on the Plan of Reorganization and the voting process itself. The information contained in the Disclosure Statement is subject to change, whether as a result of further amendments to the Plan of Reorganization, actions of third parties or otherwise.

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

We believe our estimates of value are reasonable and appropriate for wafers purchased during the Disputed Period. The condensed consolidated financial statements for the three and nine months ended September 27, 2009 included in this Report, reflect our estimates of value for goods and services provided by Spansion Japan since February 9, 2009. The U.S. Bankruptcy Court is scheduled to hear evidence to establish the value of wafers purchased during the Disputed Period from Spansion Japan on January 8, 2010. A negotiated settlement, or a finding by the U.S. Bankruptcy Court that the value of wafers purchased during the Disputed Period from Spansion Japan is different than our estimates, may have an impact on our results of operations and that impact could be material. Moreover, a settlement or ruling could also have a material impact on our financial condition, as described further below. For example, if the U.S. Bankruptcy Court were to determine that the value was equal to the pricing terms in the original foundry agreement, we estimate our liability to Spansion Japan for wafer deliveries during the Disputed Period may be approximately $180.0 million greater than the liability we recorded using our estimates of wafer value over the same period.

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared using the same U.S. GAAP and the same rules and regulations of the U.S. Securities and Exchange Commission (SEC) as applied by us prior to the filing of the Chapter 11 Cases. The consolidated financial statements continue to be prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The Chapter 11 Cases have provided us with a period of time to stabilize our current operations and financial condition and develop the proposed Plan of Reorganization, which incorporates our current standalone business strategy focused on the market for embedded applications and licensing of our intellectual property portfolio. This Plan of Reorganization does not contemplate liquidation of Spansion. Accordingly, we believe that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of Chapter 11 Cases; therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, it is not possible to predict whether the actions taken in the Plan of Reorganization or any other reorganization will result in improvements to our financial condition sufficient to allow us to continue as a going concern. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings. Further, an amendment to the Plan of Reorganization could materially change the carrying amounts and classifications reported in the consolidated financial statements of future filings.

The accompanying consolidated financial statements reflect the accounting, presentation and disclosure requirements prescribed by American Institute of Certified Public Accountants Statement of Position (SOP) No. 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, now codified in ASC Topic 852, Reorganization (ASC 852). Accordingly, liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases have been segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet. The ultimate amount of and settlement terms for our pre-petition liabilities are dependent on the outcome of Chapter 11 Cases and, accordingly, are not presently determinable. Professional fees associated with the Chapter 11 Cases and certain gains and losses resulting from reorganization of our business have been reported separately as reorganization items. In addition, interest expense has been reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed priority, secured or unsecured claim under the Chapter 11 Cases and interest income earned during the Chapter 11 Cases is reported as a reorganization item.

Furthermore, as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements in the section entitled, “Basis of Presentation and Going Concern,” effective March 3, 2009, we have deconsolidated Spansion Japan because, as a result of the Spansion Japan Proceeding whereby a trustee was appointed by the court on March 3, 2009, and despite our 100 percent ownership interest, we are no longer deemed to control Spansion Japan effective March 3, 2009. Upon deconsolidation, we recorded a gain of $30.1 million. The gain represents the difference between the carrying value of our investment in Spansion Japan immediately before deconsolidation (100 percent of Spansion Japan’s stockholder’s deficit) and the estimated fair value of our retained non-controlling interest in Spansion Japan (zero). Since March 3, 2009, we have accounted for our interest in Spansion Japan as a cost basis investment. The results of operations of Spansion Japan after March 3, 2009 are not included in our consolidated operating results and the carrying value of the cost basis investment at September 27, 2009 was zero. Transactions between us and Spansion Japan after March 3, 2009, have been reflected similar to transactions with a third party.

With the exception of Spansion Japan as described above, the condensed consolidated financial statements include all of our accounts and those of our wholly owned subsidiaries, and all intercompany accounts and transactions have been eliminated.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The three months ended September 27, 2009 and September 28, 2008 both consisted of 13 weeks. The nine months ended September 27, 2009 and September 28, 2008 both consisted of 39 weeks.

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

Results of Operations

Comparison of Net Sales, Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Income Tax (Provision)/Benefit

The following is a summary of operating results for the three and nine months ended September 27, 2009 and September 28, 2008.

	Three Months Ended				Nine Months Ended
	Sep. 27, 2009	Sep. 28, 2008	Variance in Dollars	Variance in Percent	Sep. 27, 2009	Sep. 28, 2008	Variance in Dollars	Variance in Percent
	(in thousands, except for percentage)				(in thousands, except for percentage)
Total net sales	$327,578	$630,860	$(303,282)	-48%	$1,103,507	$1,813,852	$(710,345)	-39%
Cost of sales	234,952	544,273	(309,321)	-57%	898,253	1,523,654	(625,401)	-41%
Gross margin	28%	14%			19%	16%
Research and development	28,281	106,845	(78,564)	-74%	110,916	335,469	(224,553)	-67%
Sales, general and administrative	36,820	64,094	(27,274)	-43%	174,637	197,122	(22,485)	-11%
In-process research and development	—	—	—		—	10,800	(10,800)	-100%
Restructuring charges	7,492	1,377	6,115		45,646	11,299	34,347	304%
Operating income (loss)	20,033	(85,729)	105,762	-123%	(125,945)	(264,492)	138,547	-52%
Other than temporary impairment on marketable securities	—	(14,518)	14,518	-100%	—	(14,518)	14,518	-100%

Gain on deconsolidation of subsidiary	—	—	—		30,100	—	30,100
Interest and other income, net	532	1,432	(900)	-63%	2,928	7,347	(4,419)	-60%
Interest expense	(9,199)	(26,949)	17,750	-66%	(42,877)	(79,249)	36,372	-46%
Reorganization items	(9,348)	—	(9,348)		(381,647)	—	(381,647)
Income tax provision	(518)	(9,583)	9,065	-95%	(947)	(7,195)	6,248	-87%

Total Net Sales

Total net sales for the three months ended September 27, 2009 decreased by approximately 48 percent, compared to net sales for the three months ended September 28, 2008. The decrease in total net sales was primarily attributable to an approximately 45 percent decrease in unit shipments. The decrease in unit shipments was largely attributable to: (i) a decrease in customer demand for our products, spurred by a worldwide decrease in demand for Flash memory; (ii) our strategic decision to exit portions of the wireless business; and (iii) our customers’ purchases of buffer inventory in the first six months of fiscal 2009. We also believe that the Chapter 11 Cases have negatively impacted our total net sales. Certain of our customers have formal policies preventing the use of suppliers undergoing restructuring proceedings under the U.S. Bankruptcy Code, and some of our customers are looking to mitigate the perceived risk of a potential interruption of product supply if we are not able to emerge from Chapter 11 restructuring.

Total net sales for the nine months ended September 27, 2009 decreased by approximately 39 percent, compared to the nine months ended September 28, 2008. The decrease in total net sales was primarily attributable to an approximately 34 percent decrease in unit shipments. The decrease in unit shipments was largely due to (i) a decrease in customer demand for our products, spurred by a worldwide decrease in demand for Flash memory, and (ii) our strategic decision to exit portions of the wireless business. Partially offsetting the decrease in overall demand was an increase in customer purchases of buffer inventory in the period just prior to and after commencement of the Chapter 11 Cases. We believe that total net sales in the first six months of fiscal 2009 included approximately $40 million of such purchases. We also believe that customers began using this buffer inventory in the third quarter of fiscal 2009 and will continue to do so over the next four to six quarters, which we believe could adversely impact our total net sales by approximately $5.0 million to $10.0 million per quarter over this period.

Gross Margin

Our gross margin increased by approximately 14 percent and 3 percent for the three and nine months ended September 27, 2009, respectively, compared to the three and nine months ended September 28, 2008. The increase in gross margin was primarily due to (i) a decrease in fixed overhead cost resulting from the closure of our Penang, Malaysia facility and the sale of our Suzhou, China facility in the third quarter of fiscal 2009; (ii) the elimination of certain fixed overhead costs and underutilization charges in fiscal 2008 that did not fully reoccur in fiscal 2009 because we deconsolidated Spansion Japan in the first quarter of fiscal 2009; (iii) a decrease in depreciation expense resulting from the write-down of certain manufacturing assets at the end of fiscal 2008 and; (iv) a product mix shift from wireless to embedded products, which are higher margin products. The increase in gross margin for the nine months ended September 27, 2009 was partially offset by an increase in fixed manufacturing costs resulting from underutilization of our factories caused by the decrease in demand for our products.

Research and Development

Research and development (R&D) expenses decreased by approximately 74 percent for the three months ended September 27, 2009, compared to the corresponding period in fiscal 2008. The decrease in R&D expenses was primarily due to: (i) labor cost savings of approximately $24.6 million from workforce reductions, and material and technology cost savings of approximately $9.4 million, resulting from our continued efforts to reduce costs and conserve cash in fiscal 2009; ( ii) a decrease of approximately $16.6 million in depreciation expense resulting from the write-down of certain long-lived assets at the end of fiscal 2008, which significantly reduced the cost basis of our depreciable assets; and (iii) a combined decrease of approximately $13.7 million in outside service and other miscellaneous operating expenses.

R&D expenses decreased by approximately 67 percent for the nine months ended September 27, 2009, compared to the corresponding period in fiscal 2008. The decrease in R&D expenses was primarily due to: (i) labor cost savings of approximately $72.8 million from shutdowns, furloughs and workforce reductions, and material cost and technology savings of approximately $24.0 million, resulting from our continued efforts to reduce costs and conserve cash in fiscal 2009; (ii) a decrease of approximately $40.6 million in depreciation expense resulting from the write-down of certain long-lived assets at the end of fiscal 2008, which significantly reduced the cost basis of our depreciable assets; and (iii) a combined decrease of approximately $34.3 million in outside service and other miscellaneous operating expenses. The decreases in R&D expense were also due to the elimination of certain R&D expenses attributable to Spansion Japan in fiscal 2008 that did not fully reoccur during the nine months ended September 27, 2009 because we deconsolidated Spansion Japan in the first quarter of fiscal 2009.

Sales, General and Administrative

Sales, general and administrative (SG&A) expenses decreased by approximately 43 percent for the three months ended September 27, 2009, as compared to the corresponding period of fiscal 2008. The decrease in SG&A expenses was primarily due to: (i) labor cost saving of approximately $8.6 million workforce reductions, resulting from our continued efforts to reduce costs and conserve cash in fiscal 2009; (ii) a decrease of approximately $7.2 million in professional service expenses and; (iii) a combined decrease of approximately $3.6 million in travel and various other SG&A related expenses. The decreases in SG&A expenses were also due to the elimination of certain expenses attributable to Spansion Japan in fiscal 2008 that did not reoccur in the third quarter of fiscal 2009, because we deconsolidated Spansion Japan in the first quarter of fiscal 2009.

SG&A expenses decreased by approximately 11 percent for the nine months ended September 27, 2009, compared to the corresponding period of fiscal 2008. The decrease in SG&A expenses was primarily due to: (i) labor cost savings of approximately $26.4 million from shutdowns, furloughs and workforce reductions, resulting from our continued efforts to reduce costs and conserve cash in fiscal 2009; (ii) a decrease of approximately $21.7 million in professional service expenses; and (iii) a combined decrease of approximately $12.7 million in travel and various other SG&A related expenses. The decreases in SG&A expenses were also due to the elimination of certain expenses attributable to Spansion Japan in fiscal 2008 that did not fully reoccur in the nine months ended September 27, 2009, because we deconsolidated Spansion Japan in the first quarter of fiscal 2009. These decreases in SG&A components were partially offset by an increase of approximately $18.0 million in provisions for doubtful accounts and approximately $43.2 million in provisions for litigation and other related matters.

Acquisition-Related In-Process Research and Development (IPR&D)

In the first quarter of fiscal 2008, we expensed approximately $10.8 million of IPR&D acquired in connection with our purchase of Saifun. This charge related to R&D projects that had not reached technological feasibility, and for which no alternative future use existed at the time of our acquisition of Saifun. We did not have a similar charge during the three and nine months ended September 27, 2009.

Restructuring Charge

In the nine months ended September 27, 2009, we implemented various restructuring measures, including reduction of approximately 2,500 employees in February 2009 and approximately 600 employees in May 2009. The related restructuring charges, primarily comprised of severance costs and other related costs, were approximately $7.5 million and $45.6 million for the three and nine months ended September 27, 2009, respectively.

Gain on Deconsolidation of Subsidiary

Effective March 3, 2009, we deconsolidated Spansion Japan because, despite our 100 percent ownership interest, we are no longer deemed to control Spansion Japan as a result of the appointment of a trustee in the Spansion Japan Proceeding. The gain recognized upon deconsolidation of Spansion Japan was approximately $30.1 million gain, which represents the difference between the carrying value of our investment in Spansion Japan immediately before deconsolidation and the estimated fair value of our retained non-controlling interest in Spansion Japan, which was zero then and as of September 27, 2009. We did not have a similar gain during the three and nine months ended September 28, 2008.

Interest and Other Income, Net

Interest and other income, net, decreased by approximately $0.9 million and $4.4 million for the three months and nine months ended September 27, 2009, respectively, compared to the corresponding periods of fiscal 2008. The decreases in interest and other income, net, were mainly due to the combined effect of decreases in our invested cash, cash equivalents and marketable securities balances, and a decrease in our average investment portfolio yield of approximately 1.3 percent and 1.7 percent for the three months and nine months ended September 27, 2009, respectively, when compared to the corresponding period in fiscal 2008.

Interest Expense

Interest expense decreased by approximately $17.8 million and $36.4 million for the three and nine months ended September 27, 2009, compared to the corresponding periods in fiscal 2008. The decrease in interest expense was primarily due to the following:

1.	a decrease of approximately $9.1 million and $22.1 million in interest expense for Senior Notes and Exchangeable Senior Subordinated Debentures for the three months and nine months ended September 27, 2009, respectively, as interest expense on these obligations was only accrued through the Petition Date as a result of the Chapter 11 Cases and the application of the accounting guidance for entities in reorganization, wherein interest expense is recognized during reorganization only to the extent the underlying debt is well secured or the interest will be paid;

2.	a decrease of approximately $3.4 million and $10.3 million in interest expense for the Senior Secured Floating Rate Notes for the three months and nine months ended September 27, 2009, respectively, resulting from lower interest rates;

3.	a decrease of approximately $3.2 million and $7.7 million in interest expense for Spansion Japan for the three months and nine months ended September 27, 2009, respectively, resulting from the deconsolidation of Spansion Japan effective March 3, 2009; and

4.	a decrease of approximately $3.1 million and $6.2 million in interest expense for the three and nine months ended September 27, 2009, respectively, due to capital lease rejections as a result of reorganization efforts and the cessation of amortization of debt discount and financing costs since the Petition Date in accordance with the accounting guidance for entities in reorganization.

These items were partially offset by approximately $6.5 million of capitalized interest related to the financing of our SP1 facility for the first quarter of fiscal 2008, while no such interest was capitalized for the corresponding period in fiscal 2009.

The average interest rate on our debt portfolio was 4.2 percent in the nine months ended September 27, 2009, compared to 6.3 percent in the corresponding period in fiscal 2008.

Reorganization Items

Reorganization items were primarily comprised of provisions for expected allowed claims of approximately $355.3 million, which were all incurred and recorded in the first quarter of fiscal 2009. Also included in the provisions for expected allowed claims were professional fees of approximately $8.7 million and $25.9 million for the three months and nine months ended September 27, 2009, respectively. Our provisions for expected allowed claims represents our estimate of the expected allowed claims related primarily to the rejection or repudiation of executory contracts and leases and the effects of approved settlements as of September 27, 2009. The U.S. Bankruptcy Court will ultimately determine the liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, we will make adjustments to the liabilities recorded on our interim or annual financial statements as appropriate. Any such adjustments could be material to our financial position or results of operations in any given period. The professional fees are directly related to our reorganization, including fees associated with advisors to the Debtors.

Income Tax Provision

The income tax expenses for the three and nine months ended September 27, 2009 of approximately $0.5 million and $0.9 million, respectively, were primarily related to tax provisions in profitable foreign locations. The income tax expense in the three months ended September 28, 2008 was primarily related to tax provisions in profitable foreign locations, of which approximately $9.9 million was attributable to profits in our operations in Japan. Of this amount, approximately $3.1 million was due to a reduction in income tax payable and approximately $13.0 million was a reduction in deferred tax assets. The income tax expenses in the nine months ended September 28, 2008 were primarily related to a tax provision of approximately $4.5 million associated with profits in Japan, and approximately $2.7 million attributable to other profitable foreign locations.

As of September 27, 2009, all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which at September 27, 2009, in management’s estimate, is not likely to be achieved.

Other Items

As of September 27, 2009, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $21.7 million after reduction for estimated forfeitures, and such stock options and RSU awards will currently vest ratably through 2012.

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of September 27, 2009 and December 28, 2008 are as follows:

	September 27, 2009	December 28, 2008
	(in thousands)
Deferred revenue	$76,500	$62,183
Less: deferred costs of sales	(29,035)	(31,845)

Deferred income on shipments (1)	$47,465	$30,338

(1)

The deferred income of $69.1 and $35.3 million on the consolidated balance sheet as of September 27, 2009 and December 28, 2008, respectively, included $8.8 and $4.9 million of deferred revenue related to our licensing revenue that was excluded in the table above.

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

Contractual Obligations

In connection with the Chapter 11 Cases, we have filed motions with the U.S. Bankruptcy Court to reject substantially all of our pre-petition contractual obligations, including executory contracts and unexpired leases. As of the end of the third quarter of fiscal 2009, the U.S. Bankruptcy Court had approved all such motions. For certain of the rejected contracts, we have renegotiated or we are in the process of renegotiating the terms of the arrangements with the counterparties. Alternatively, the table below summarizes our contractual obligations as of the end of the third quarter (September 27, 2009), as impacted by the Chapter 11 Cases and subject to change based on ongoing negotiations with counterparties.

	Total	2009	2010	2011	2012	2013	2014 and Beyond
	(in thousands)
Long-term debt, subject to compromise:
Senior Secured Floating Rate Notes	$625,000	$625,000	$—	$—	$—	$—	$—
Senior Notes	250,000	250,000	—	—	—	—	—
Exchangeable Senior Subordinated Debentures	207,000	207,000	—	—	—	—	—
Short-term debt, not subject to compromise:
UBS loan secured by auction rate securities	68,410	68,410	—	—	—	—	—
Capital lease obligations, subject to compromise	25,672	8,643	10,082	6,947	—	—	—
Other long term liabilities, subject to compromise	28,223	8,513	9,337	7,305	3,068	—	—
Operating leases	17,231	2,730	8,090	5,265	1,064	82	—
Unconditional purchase commitments (1)	84,176	21,516	48,036	12,063	2,561	—	—
Interest payment on debt	342,757	58,883	56,749	56,749	56,749	44,766	68,861

Total contractual obligations	$1,648,469	$1,250,695	$132,294	$88,329	$63,442	$44,848	$68,861

(1)	Unconditional purchase commitments (UPC) include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are related principally to inventory and other items. UPCs exclude agreements that are cancelable without penalty.

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

Since the Petition Date, we have generally maintained use of our cash management system, and consequently, have minimized disruption to our operations, pursuant to various U.S. Bankruptcy Court approvals obtained in connection with the Chapter 11 Cases. We continue to operate our business under the jurisdiction and orders of the U.S. Bankruptcy Court and in accordance with the U.S. Bankruptcy Code. We have received approval from the U.S. Bankruptcy Court for a number of motions enabling us to continue to operate our businesses in the ordinary course and transition into the creditor protection process while limiting the disruption to our business. Among other things, we received approval to continue paying employee wages and certain benefits in the ordinary course, to pay certain trade vendor claims, including business-related payments such as claims of transport companies and certain contractors in satisfaction of liens or other interests, to continue our cash management system, and to continue honoring customer program obligations.

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

Our cash and cash equivalents totaled $263.6 million at the end of the third quarter of fiscal 2009. The majority of our consolidated cash is held by Spansion LLC.

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

Sources and Uses of Cash

Our cash and cash equivalents consisted of cash and investments in money market funds and totaled approximately $263.6 million as of September 27, 2009. We are subject to certain restrictions on our ability to use our cash as a result of the Chapter 11 Cases, as described under “Liquidity and Capital Resources – Cash Requirements” above.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $178.1 million during the nine months ended September 27, 2009, primarily comprised of net non-cash charges of $140.1 million and the net effect of changes in operating assets and liabilities, net of effects of deconsolidation of Spansion Japan, of $556.4 million, largely offset by net loss of $518.4 million. Non-cash charges primarily consisted of $140.3 million of depreciation, amortization and in-process research and development write-off, $18.5 million of provisions for doubtful accounts, and $10.4 million of stock compensation costs, offset by $30.1 million of gain from the deconsolidation of Spansion Japan. The approximately $557.4 million increase in accounts payable and accrued liabilities was primarily due to the various liabilities subject to compromise provided in connection with the Chapter 11 Cases. The approximately $185.1 million decrease in inventories was primarily due to the idling of factories in our effort to minimize cash outlays in the first quarter, and the effects of deconsolidation of Spansion Japan. The approximately $180.9 million increase in receivables primarily reflects sales to Spansion Japan, which eliminated on consolidation at the end of the prior year, but not as of September 27, 2009 due to the deconsolidation.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $72.2 million in the nine months ended September 27, 2009, primarily comprised of cash reduction of approximately $52.1 million related to the deconsolidation of Spansion Japan, capital expenditures of approximately $15.6 million, decrease in cash of $10.4 million related to the discontinuation and subsequent sales of the Suzhou, China factory, and a loan (investment) of approximately $5.3 million made to a private equity company in January 2009 pursuant to terms of an existing contractual obligation, partially offset by proceeds of $10.4 million from redemptions of ARS.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 27, 2009 was primarily comprised of approximately $117.8 million from borrowings mainly under the UBS AG Loan and the Spansion Japan 2007 Revolving Credit Facility (borrowed prior to the Spansion Japan Proceeding), offset in part by approximately $73.4 million in repayments of debts, primarily the Senior Secured Revolving Credit Facility, and certain capital lease obligations.

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

Samsung v. Spansion International, Inc.

On July 31, 2009, Samsung Electronics Co., Ltd. commended an action in the Fourth Civil Division of the Federal Court in Dusseldorf, Germany against Spansion International Inc. and other third parties alleging patent infringement since March 2, 2009 of German patent DE 693 27 499 T2 (EP 0 591 009 B1). The action seeks damages in the amount of € 500,000 (approximately $733,570 as of September 27, 2009,). An initial hearing to establish the schedule for the case was set for October 20, 2009. On September 4, 2009, Spansion filed a motion seeking to enforce the automatic stay as to this action, and on November 4, 2009, the U.S. Bankruptcy Court issued an order granting Spansion’s motion to stay this action.

Cabreros, et al. v. Spansion LLC, et al.

On March 6, 2009, Wesley Cabreros and David Refuerzo, individually and on behalf of other persons similarly situated, filed a complaint in the U.S. Bankruptcy Court, Adversary Proceeding No. 09-50409, for alleged violations of both the California WARN Act and Federal WARN Act against Spansion LLC and Spansion Inc. In addition to seeking class certification, the complaint seeks damages, costs and attorneys’ fees. The complaint also seeks payment of 11 U.S.C. § 503 priority claims in favor of the plaintiffs and other similarly situated former employees for their unpaid wages, salary, commissions, bonuses, accrued holiday pay, accrued vacation pay, pension and 401(K) contributions and other ERISA benefits, or a determination that the first $10,950 of the WARN Act claims are entitled to priority status under 11 U.S.C. 507(a)(4) and the remainder are unsecured claims. The plaintiffs also seek to recover attorneys’ fees and costs as allowed priority claims under 11 U.S.C. § 503. On July 22, 2009, the U.S. Bankruptcy Court certified the class. On October 6, 2009, the parties engaged in a mediation and reached an agreement in principle to settle the litigation conditioned upon U.S. Bankruptcy Court approval. As of June 28, 2009, the Company had accrued the settlement amount of $8.6, which was included in liabilities subject to comprise.

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

We believe our estimates of value are reasonable and appropriate for wafers purchased during the Disputed Period. The condensed consolidated financial statements for the three and nine months ended September 27, 2009 included in this Report reflect our estimates of value for goods and services provided by Spansion Japan since February 9, 2009. The U.S. Bankruptcy Court is scheduled to hear evidence to establish the value of wafers purchased post-petition from Spansion Japan on January 8, 2010. A negotiated settlement, or a finding by the U.S. Bankruptcy Court that the value of wafers purchased post-petition from Spansion Japan is different than our estimates, may have an impact on our results of operations and that impact could be material. Moreover, a settlement or ruling could also have a material impact on our financial condition. For example, if the U.S. Bankruptcy Court were to determine that the value was equal to the pricing terms in the original foundry agreement, we estimate our liability to Spansion Japan for wafer deliveries during the Disputed Period may be approximately $180.0 million greater than the liability we recorded using our estimates of wafer value over the same period.

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

As of September 27, 2009, we had an aggregate principal amount of approximately $1.1 billion in outstanding debt, almost all of which became due and immediately payable upon events of default triggered by the occurrence of recent events related to the Creditor Protection Proceedings. During the Chapter 11 Cases and upon emergence from them, we will need to incur additional indebtedness through arrangements such as credit agreements or term loans that may include restrictions and covenants that are similar or more restrictive than the covenants in our existing debt instruments. These restrictions and covenants limit, and any future covenants and restrictions likely will limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Any debt arrangements we enter into would likely require us to make regular interest payments, which could adversely affect our results of operations.

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

As of September 27, 2009, our marketable securities totaled approximately $104.1 million and consisted solely of AAA/Aaa securities with auction reset features (auction rate securities or ARS) whose underlying assets are student loans and are substantially backed by the U.S. government Federal Family Education Loan Program. During 2008, we experienced failed auctions of our ARS and we cannot assure you that any future auctions would be successful. In November 2008, we accepted an offer to participate in an auction rate securities settlement from UBS Bank USA (UBS), providing us the right, but not the obligation, to sell to UBS up to all of our ARS at par, commencing June 30, 2010 through July 2, 2012. This right represents a put option for a payment equal to the par value of the ARS.

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

Flash memory products are generally based on either NOR or NAND architecture. To date, our Flash memory products have been based on NOR architecture which are typically produced at a higher cost-per-bit than NAND-based products. We are developing our MirrorBit Eclipse and MirrorBit NAND architectures primarily to address embedded applications currently served by NAND-based products or potentially served by NAND-based products in the future, but we cannot be certain that our MirrorBit, NAND- or Eclipse-based products will satisfactorily address those market needs.

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

We have in the past and plan in the future to obtain foundry, subcontractor and other arrangements with third parties to meet demand. Foundry services suppliers from which we have obtained, and in the future may obtain, foundry services, include Spansion Japan, Fujitsu Microelectronics Limited (as a result of the sale of our JV1/JV2 manufacturing facilities in April 2007) and Semiconductor Manufacturing International Corporation. We also use independent contractors to perform some of the assembly, testing and packaging of our products. Some hird-party manufacturers are often under no obligation to provide us with any specified minimum quantity of product. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, and in the case of Spansion Japan, all of their manufacturing capacity has historically been allocated to us. We also depend on these manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. In addition, we rely on these manufacturers to invest capital into their facilities to meet our needs. Given the Creditor Protection Proceedings and the current volatility and disruption in the capital and credit markets worldwide, we cannot assure you that they will make the investments in their facilities previously contemplated. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and may not be able to attain qualification from our customers. In addition, any significant change in the payment terms we have with our key suppliers could adversely affect us.

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