Form 10-K
period 2009-12-27
Spansion Inc.
filed 2010-02-12
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 27, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 000-51666

SPANSION INC.

(DEBTOR-IN-POSSESSION)

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

Title of each class
Class A Common Stock, $0.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common Stock (Common Stock) held by non-affiliates of the registrant based upon the closing sale price as reported on The Pink Sheets on June 26, 2009 was approximately $10.3 million. Shares held by each executive officer, director and by each person who owns 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on February 11, 2010:

Class	Number of Shares
Class A Common Stock, $0.001 par value	162,441,984

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, which we expect will be held on or about May 28, 2010, or 2010 Proxy Statement, are incorporated by reference into Part III hereof.

Spansion Inc.

(Debtor-in-Possession)

FORM 10-K

For The Fiscal Year Ended December 27, 2009

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report as well as risks and uncertainties relating to our Creditor Protection Proceedings including our ability to: generate cash from operations and maintain adequate cash on hand; continue to maintain cash management arrangements; attract and retain customers or avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings; maintain market share, as competitors move to capitalize on customer concerns; retain or replace major suppliers on acceptable terms and avoid disruptions in our supply chain; maintain relationships with reseller partners, joint venture partners and strategic alliance partners; retain and motivate key employees and attract new employees; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees; obtain court orders or approvals with respect to motions filed from time to time; prevent third parties from obtaining court orders or approvals that are contrary to our interests; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; develop, obtain required approvals for and successfully implement a plan of reorganization; obtain sufficient exit financing to support a plan of reorganization; and realize full or fair value for any assets or business that may be divested as part of a reorganization. We also face risks and uncertainties associated with: limitations or actions against any Debtor during the Chapter 11 Cases; the values, if any, that will be prescribed pursuant to any plan of reorganization to outstanding Spansion securities; the uncertainty of the existence of a trading market in our shares of common stock; claims not discharged in the Chapter 11 Cases and their effect on our results of operations and profitability; our substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives and risks and uncertainties relating to our business including our ability to: successfully focus on and pursue the embedded portion of the Flash memory market; maintain our improved gross margins and continue to implement successfully our cost reduction efforts; control our operating expenses, particularly our sales, general and administrative costs; obtain additional financing in the future; obtain materials in support of our business at terms favorable to us; retain and expand our customer base in our focus markets and retain and grow our share of business within our customer base; successfully introduce our next generation products to market in a timely manner; effectively and timely achieve volume production of our next generation products; increase market acceptance of our products based on our MirrorBit technology; penetrate further the Flash memory market with our high density products and expand the number of customers in emerging markets; successfully develop and transition to the latest technologies; develop our MirrorBit NAND architecture, introduce new products based on these architectures, and achieve customer acceptance of these products; develop systems-level solutions that provide value to customers of our products; enter new markets not traditionally served by Flash memory; negotiate successfully patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; and effectively manage, operate and compete in the current sustained economic downturn and extraordinarily volatile market conditions effected in part by cautious capital spending by our customers as they face their own economic challenges. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this Report, or to conform such statements to actual results or changes in our expectations.

ITEM 1.	BUSINESS

Overview

We are a semiconductor device company that is principally dedicated to designing, developing, manufacturing, marketing and selling NOR Flash memory products and solutions. We sell our NOR Flash memory products to approximately 4,500 customers worldwide. Our products are used in a wide range of applications, including automotive electronics such as navigation systems and engine control, PC and peripheral computing equipment such as printers, consumer equipment such as set top boxes and home networking, communication equipment such as enterprise networking and cellular infrastructure, arcade gaming equipment, industrial control equipment and mobile phones. For fiscal 2009, our net sales were approximately $1.4 billion and our net loss was approximately $514.1 million compared to net sales of approximately $2.3 billion and net loss of approximately $2.4 billion for fiscal 2008.

We are headquartered in Sunnyvale, California, with research and development, manufacturing and assembly operations in the United States, Middle East, Europe, and Asia. We operate one Flash memory fabrication facility located in Austin, Texas and two assembly and test facilities in Bangkok, Thailand and Kuala Lumpur, Malaysia. We also operate a facility in Penang, Malaysia which is used for sort services. For financial information about geographic areas and for information with respect to our sales, refer to the information set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 45, below.

Our mailing address and executive offices are located at 915 DeGuigne Drive, Sunnyvale, California 94088, and our telephone number is (408) 962-2500. References in this report to “Spansion,” “we,” “us,” “our,” or the “Company” shall mean Spansion Inc. and our consolidated subsidiaries, unless the context indicates otherwise. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such periodic reports, proxy statements and other information is available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investor Relations page of our Web site, www.spansion.com, a link to our filings with the SEC, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other Senior Finance Executives, our Code of Business Conduct, which applies to all directors and all our employees, and the charters of our Audit, Compensation, Finance and Nominating and Corporate Governance committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our Web site is not incorporated by reference in, or considered to be a part of, this document. You can also obtain copies of these documents free of charge by writing to us at: Corporate Secretary, Spansion Inc., 915 DeGuigne Drive, Sunnyvale, California 94088, or emailing us at: Corporate.Secretary@spansion.com.

Our Industry

During the last ten years, Flash memory has become a broadly familiar solution for common applications such as Flash memory cards for digital cameras, “memory sticks” for computer file storage and music storage in portable “MP3” music players. Moreover, during the past twenty years, Flash memory has also become a critical “embedded” component in other applications, such as automotive, computing, consumer, gaming, telecommunication, networking, industrial and mobile phone electronic equipment. It is this type of “embedded” Flash memory that we primarily manufacture and sell to our customers, which include original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs.

There are two primary types of Flash memory, NOR and NAND. The terms NOR and NAND refer to the architecture of the connections between the memory cells of the device which produce the different characteristics of the two memory types. According to iSuppli, as of December 2009, products classified as

NAND Flash memory are the largest and fastest growing category of the Flash memory market, with estimated 2009 revenues of approximately $13.7 billion and a projected 12 percent compound annual growth rate (CAGR) from 2009 to 2012.

NAND Flash memory offers a number of desirable attributes: it is relatively inexpensive, a small device can hold a large amount of information, and its performance characteristics are particularly well suited for data storage such as music, pictures and video. The market for NAND Flash memory has grown rapidly in recent years as a result of the increasing popularity of devices that consumers can use to access their personal media in a portable, battery-powered format.

In contrast, NOR Flash memory supports the operation or execution of software code directly from the device as its read times are very fast and its architecture can better support software execution, enabling a more efficient and cost effective design in some applications. According to iSuppli, as of December 2009, products classified as NOR Flash memory had estimated 2009 revenues of approximately $4.4 billion and a negative one percent (-1%) projected CAGR from 2009 to 2012. Although NOR Flash memory is generally more expensive than NAND Flash memory at comparable densities, it is also available in much lower densities with lower prices than NAND Flash memory and primarily for this reason it is preferred in many applications that do not require the greater storage capacity that NAND Flash memory provides. At higher densities, we believe that the high reliability and ease of use of NOR Flash memory, in addition to its ability to support a more efficient and cost effective memory sub-system in certain applications such as consumer, arcade gaming, telecommunications, networking and industrial control electronics, drive NOR Flash memory use in embedded applications. For example, automobiles use NOR Flash memory for engine control, transmission control, anti-lock brake systems, anti-roll systems and other operations in the vehicle. NOR Flash memory is also used in many other applications, including mobile phone, computing, arcade gaming, telecommunications, networking, consumer and industrial electronic equipment.

The total market for memory systems and devices used in electronic systems is quite large, typically $50 billion or greater per year. Large, well-entrenched suppliers compete vigorously within a number of segments and across segments. Technology advances rapidly and suppliers have active development programs to enhance the features and capabilities of their respective product offerings. Thus, characteristics that traditionally divide market segments can change over time. In the case of Flash memory, system designers have devised systems where NAND Flash memory can replace traditional NOR Flash memory, which in certain applications yields acceptable reliability and performance at a lower overall cost. This example illustrates a general characteristic of technology-centric industries and the memory industry in particular: advancing technology creates market share dislocations. Thus, while NOR Flash has traditionally held well-established positions in certain applications, it may be possible in the future to expand its use into other applications, and, conversely, there is no guarantee that existing positions will not be reduced. The challenge participants face in competing in this industry is to leverage existing capabilities in creative ways to create value for customers.

Our Business

Historically, we derived 50 percent or more of our net sales from cell phone manufacturers, or the “wireless market.” During the last decade, the dynamics of that market changed as a result of increasing feature sets that drove demand for data storage favoring implementation of NAND over NOR architecture, and a consolidation of cell phone manufacturers. At the same time, in order to meet the demands of the wireless market, we were required to increase investment in research and development and leading edge wafer manufacturing capability in the face of rapidly declining prices. These changes eroded our profitability to unsustainable levels. As a result of this and other factors, we filed for bankruptcy protection in March 2009 as described in more detail below under the heading, “Creditor Protection Proceedings.”

Shortly after commencing bankruptcy proceedings, we began exiting a large portion of the wireless market. While this significantly reduced our net sales, it allowed us to dramatically reduce our research and development expenses without impairing our ability to compete in other markets. Our exit from a large portion of the wireless market, related reductions in research and development expenses and capital expenditures, combined with other cost reductions including disposal of manufacturing facilities, enabled us to begin generating positive cash flow. We achieved modest profitability in the second half of fiscal 2009 even as our net sales contracted approximately 40 percent from historical run-rates.

We are now pursuing a business model that requires significantly less capital expenditures as we rely on a combination of internal and external manufacturing capacity (“fab lite” strategy). We believe this transition to utilization of outsourced manufacturing capacity will enable us to maintain a long-term, stable supply of new and existing products for customers. In addition, we have further streamlined our business by (i) reducing headcount globally, (ii) exiting certain less profitable markets, and (iii) focusing primarily on the embedded portion of the Flash memory market. We continue to have leading market share and remain dedicated to, and focused on, the “embedded” market, i.e., the market for NOR Flash memory used for code storage in industrial, consumer, communications, gaming, and automotive applications. We intend to continue to selectively engage in portions of the wireless market where we can do so advantageously. We believe that though the embedded market is mature and will grow more slowly than some other sectors of the semiconductor industry, we can compete successfully with our continued focus on providing best in class customer service, quality and reliability, and solutions engineering. We believe we can mitigate the historical and anticipated trend of rapid selling price reductions by serving applications with growing unit demand, migrating customers to higher density and more feature-rich devices, capturing market share, and expanding our product offerings.

Creditor Protection Proceedings

On February 10, 2009, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan), filed a proceeding under the Corporate Reorganization Law (Kaisha Kosei Ho) of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding), and the Tokyo District Court approved the filing of the Spansion Japan Proceeding on March 3, 2009 (the Commencement Date), and appointed the incumbent representative director of Spansion Japan as trustee.

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

Plan of Reorganization

On October 26, 2009, we filed with the U.S. Bankruptcy Court a proposed Plan of Reorganization, together with an accompanying Disclosure Statement. On each of November 25, 2009 and December 9, 2009, we filed an amended proposed Plan of Reorganization together with an accompanying amended Disclosure Statement. On December 17, 2009, we filed a Second Amended Joint Plan of Reorganization Dated December 16, 2009 (as the same may be amended from time to time, the “Plan of Reorganization”) and accompanying amended Disclosure Statement. The Plan of Reorganization provides for an equitable distribution to holders of allowed claims in certain classes of creditors, preserves the value of the Debtors’ businesses as going concerns and preserves employment. The Plan of Reorganization, if accepted by the requisite majorities of one or more of the affected class of creditors and approved by the U.S. Bankruptcy Court (and any applicable appellate courts if the order of the U.S. Bankruptcy Court approving the Plan of Reorganization is appealed), would be binding on all creditors within each affected class, including those that did not vote to accept the proposal. The ultimate recovery to creditors will not be determined until the Plan of Reorganization has been effectuated and all claims have been fully adjudicated or resolved.

Under the Plan of Reorganization, the Debtors will be reorganized (Reorganized Debtors) through the consummation of several transactions in which new securities of the Reorganized Debtors will be issued and distributed in accordance with the Plan of Reorganization. These transactions will include:

•

the distribution of cash, new senior notes or cash raised through a rights offering and/or debt issuance, providing that such cash is raised no later than the confirmation date for the Plan of Reorganization, to holders of the Company’s existing Floating Rate Notes;

•	the distribution of new Spansion common stock to holders of general unsecured claims;

•	the cancellation of Spansion Inc.’s existing equity securities, including all shares of Common Stock and existing options to purchase shares of Common Stock; and

•	the retention of the assets of the Debtors in the reorganized Debtors.

The Plan of Reorganization provides for the treatment of claims of creditors on a “waterfall” basis that allocates value to the Debtors’ creditors and stockholders in accordance with the priorities of the Bankruptcy Code. Pursuant to the Plan of Reorganization, allowed administrative claims and priority tax claims would be paid in full in cash or cash equivalents. Other allowed secured claims would be reinstated, paid in full in cash or have the collateral securing such claims returned to the secured creditor. Allowed unsecured convenience claims (in an amount equal to, less than or reduced to $2,000) would be paid in full in cash. Any remaining value would be distributed on a pro rata basis, subject to any applicable subordination agreements, to holders of allowed unsecured claims (other than certain claims, including claims based on non-compensatory damages and penalties and intercompany claims) in the form of new Spansion common stock. Under the Plan of Reorganization, our current stockholders will not be entitled to any recovery, making such shares of common stock valueless.

As set forth in the Second Amended Disclosure Statement, the Debtors have assumed that allowed claims will range from approximately $1.6 billion to approximately $2.1 billion after completion of the claims objection, reconciliation and resolution process. In addition to the range specified above, Spansion Japan has asserted that it has been damaged as a result of the foundry agreement rejection in the amount up to $761.2 million. As of December 27, 2009, we accrued expected allowed claims totaling $1.8 billion classified as liabilities subject to compromise in the accompanying balance sheet. If the expected amount of allowed claims increases over the amount currently accrued, we will record additional reorganization expense in the period of such determination. Because disputed claims have not yet been finally adjudicated, and the Debtors’ total enterprise value upon emergence has not yet been finally determined, no assurances can be given that actual recoveries to creditors and interest holders will not be materially higher or lower than proposed in the Plan of Reorganization.

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

The Plan of Reorganization will become effective only if it is confirmed by the U.S. Bankruptcy Court. The objection deadline with respect to the Plan of Reorganization occurred January 26, 2010, subject to extensions agreed to by the Debtors for certain parties. The voting deadline with respect to the Plan of Reorganization was February 8, 2010. The confirmation hearing in the U.S. Bankruptcy Court is scheduled to begin on February 24, 2010. If the U.S. Bankruptcy Court confirms the Plan of Reorganization, the Debtors expect to emerge from Chapter 11 shortly thereafter. However, there can be no assurance that the Debtors will be successful in obtaining the necessary votes to approve the Plan of Reorganization, that the U.S. Bankruptcy Court will confirm the Plan of Reorganization or that it will be implemented successfully.

Business Relationship with Spansion Japan and Foundry Agreement

Spansion Japan is now managed by a trustee appointed by the Tokyo District Court and is subject to the general supervision of the Tokyo District Court and a court–appointed supervisory attorney. As a result, the financial results of Spansion Japan are no longer included in our consolidated financial results for periods beginning March 3, 2009. Because Spansion Japan’s results are still consolidated for periods prior to March 3, 2009, we do not believe that a comparison of financial results spanning this date is meaningful. The effect of the deconsolidation at March 3, 2009 was a $30.1 million gain representing the difference between the carrying value of our investment in and net accounts receivable from Spansion Japan and the fair value of our retained non-controlling interest in Spansion Japan, which was valued at zero.

Spansion Japan facilitates distribution of our products in Japan and also manufactures and supplies sorted and unsorted silicon wafers to us. The wafers purchased from Spansion Japan are a material component of our “cost of goods sold,” and historically the wafer prices were governed by a foundry agreement. We believe that the prices under the foundry agreement greatly exceeded the amounts that the U.S. Bankruptcy Court would have required us to pay for wafers purchased during the period from February 9, 2009 (20 days prior to the Petition Date) through October 27, 2009 (the Disputed Period). We and Spansion Japan mutually agreed to pricing terms for purchases following October 27, 2009.

After our efforts to renegotiate the prices for the Disputed Period proved unsuccessful, we filed a motion with the U.S. Bankruptcy Court in October 2009 to reject the foundry agreement because the foundry agreement was no longer consistent with our business plan. An order rejecting the foundry agreement was issued by the U.S. Bankruptcy Court on November 19, 2009. As a result, there was no valid contract establishing pricing for the wafers we received from Spansion Japan from February 9, 2009 through October 27, 2009.

On January 8, 2010, we reached an agreement in principle (the Settlement) with Spansion Japan to (i) acquire Spansion Japan’s distribution business; (ii) obtain foundry services, including wafer and sort services, from Spansion Japan; and (iii) resolve our dispute with Spansion Japan relating to pricing of wafers purchased during the Disputed Period. The Settlement remains subject to the completion of definitive agreements. On January 29, 2010, the U.S. Bankruptcy Court and on February 1, 2010, the Tokyo District Court approved the Settlement. We expect the definitive agreements implementing the Settlement to be executed in February 2010 and to provide for, among other things, the following material terms:

•	Payment to Spansion Japan of approximately $45 million during the four quarters of fiscal 2010;

•

Agreement to purchase from Spansion Japan (i) a minimum of 10 billion yen (equivalent to $109.5 million as of December 27, 2009) of wafers over the next six quarters, and (ii) sort services during the six-quarter period with both sort services and wafer production to be subject to normal and customary foundry performance conditions;

•	The purchase of Spansion Japan’s distribution and research and development business located in Kawasaki, Japan for approximately $12.5 million;

•

The claims of the Debtors against Spansion Japan arising prior to February 9, 2009, will be deemed allowed unsecured non-priority claims in the Spansion Japan’s corporate reorganization proceeding, but the Debtors will not be entitled to receive any distribution on account of such claims;

•	Spansion Japan shall retain its rejection damage claims against the Debtors in respect of the rejection of the Foundry Agreement, subject to our various defenses described in further detail below; and

•	All other claims of Spansion Japan and the Debtors against each other shall be expunged, released and satisfied.

On January 15, 2010, Spansion Japan filed a general unsecured proof of claim in the U.S. Bankruptcy Court asserting that it has been damaged in the amount of approximately $761 million as a result of the November 19, 2009 foundry agreement rejection order. We believe we have strong defenses to the amount of Spansion Japan’s proof of claim, and we intend to vigorously contest this matter. An award of damages resulting from the rejection of the foundry agreement could impact our future earnings. However, under the Plan of Reorganization, Spansion Japan would not be entitled to any recovery on such proof of claim. Nonetheless, if the U.S. Bankruptcy Court found that such claim were more appropriately classified as a general unsecured claim in Class 5B of the Plan of Reorganization, Spansion Japan would be entitled, at most, to its pro-rata distribution of new Spansion common stock.

Although we have agreed to the Settlement with Spansion Japan regarding certain issues outlined in this Report, there is risk in continuing to do business with Spansion Japan due to the uncertainty of whether Spansion Japan will successfully reorganize. The current deadline for Spansion Japan to submit a plan of reorganization to the Tokyo District Court is February 24, 2010. We can provide no assurance that Spansion Japan’s plan of reorganization will be approved, or that Spansion Japan will not be liquidated. As a result, we have plans to either replace with in-house capabilities the services that Spansion Japan provides or to utilize another third party for such services in order to mitigate the impact that would result if for any reason Spansion Japan reduced its supply of, or ceased supplying, the goods and services to us. Nevertheless, a sudden and unanticipated reduction or cessation of the supply of goods and services from Spansion Japan would likely be disruptive and have an adverse impact on our results of operations and that impact could be material.

Our Products and Technology

Our current product portfolio offers densities ranging from 1-megabit to 2-gigabits and a broad array of interfaces and features. We have developed two Flash memory technologies, single-bit-per-cell floating gate technology and one-, two- or more-bit-per-cell MirrorBit technology, our proprietary charge trapping non-volatile memory technology. Our current MirrorBit products are based primarily on two-bits per cell and allow us to offer a broad range of product configurations and capabilities, including high read performance and high reliability. Compared to competing floating gate multilevel cell NOR technology, two-bit-per-cell MirrorBit technology has a simpler cell architecture requiring fewer manufacturing steps and supporting higher yields, resulting in lower costs. The majority of our new product designs and revenue are based on MirrorBit technology.

Our products that are designed primarily for code storage and execution are based on NOR Flash memory architecture and utilize either traditional floating gate technology or our MirrorBit technology. We have created and own fundamental intellectual property in both floating gate and MirrorBit technologies.

Floating Gate Technology

Floating gate is the conventional memory cell technology that is utilized by most Flash memory companies today for both NOR and NAND products. We have created innovations in floating gate technology that have become industry standards, such as negative gate erase, single power supply and embedded programming algorithms, and we continue to hold a strong position in the NOR Flash memory segment with our products based on floating gate technology. Our products using floating gate technology are typically used for code storage in applications requiring very high read speeds or the ability to operate at extreme temperatures in harsh environments such as those found in automotive applications.

MirrorBit Technology

To achieve storage density of two bits per cell, we developed MirrorBit NOR technology. MirrorBit NOR technology stores two distinct charges in a single memory cell, with each charge equivalent to one bit of data thereby at least doubling the density, or storage capacity, of each memory cell and enabling higher density, lower cost products. MirrorBit technology, which enables the storage of charge without it diffusing, moving or flowing, is generally referred to as charge trapping technology. MirrorBit technology is the foundation for our product roadmap.

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

We market our products through a variety of direct and indirect channels. We have direct relationships with many of our top customers worldwide. We supplement this effort with programs designed to support design-in of our products on reference designs, which are typically used by our Flash memory customers when choosing Flash memory solutions. In addition, we focus a portion of our marketing efforts on providers of complementary products to ensure our products interoperate effectively with the most widely used components in various embedded applications.

Our marketing activities targeting customers, reference design houses and our potential partners include a combination of direct marketing activities such as trade shows, events and marketing collateral and indirect activities such as public relations and other marketing communications activities.

Customers

We serve our customers worldwide directly or through our distributors, including Spansion Japan and Fujitsu, who buy products from us and resell them to their OEMs and ODMs, either directly or through their own distributors. Customers for our products consist of OEMs, ODMs and contract manufacturers. After the deconsolidation of Spansion Japan as discussed above, in fiscal 2009, sales to Spansion Japan accounted for approximately 21 percent of our total net sales. Spansion Japan resells substantially all its purchases to Fujitsu who in turn acts as a distributor of our products in Japan. No OEM, ODM or contract manufacturer accounted for more than ten percent of our net sales for fiscal 2009. We believe that our recent decision to focus on the embedded portion of the Flash memory market will reduce our customer concentration in the future. For fiscal 2008, Nokia Corporation accounted for approximately 18 percent of our net sales, and for fiscal 2008 and fiscal 2007, Fujitsu accounted for approximately 29 percent and 35 percent of our net sales. Net sales to Fujitsu (in its capacity as a distributor) for fiscal 2009, including sales made through Spansion Japan after its deconsolidation, accounted for approximately 24 percent of our total net sales. We did not have significant transactions directly with Fujitsu for the period from March 3, 2009 through December 27, 2009 as we transacted with Fujitsu through our intermediary Spansion Japan.

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

Research and Development

Research and development is critical to our success and is focused on process, product and system level development. We conduct our product and system engineering activities primarily in Sunnyvale, California and Netanya, Israel, with additional design and development engineering teams located in the United States, Europe and Asia. Our primary development focus is on MirrorBit products for embedded applications. We conduct our process development primarily in Sunnyvale, California, at our fabrication facility located in Austin, Texas (Fab 25) and at third party foundries that provide foundry services to us. We are developing non-volatile memory process technologies with continuing refinement of our 65-nanometer process technology and plans for deployment of 45-nanometer and more advanced technology. In April 2009, we stopped further production of development wafers at our research and development manufacturing facility known as the Sub-micron Development Center, or SDC, in Sunnyvale, California, as part of our strategy to reduce research and development costs by utilizing third party foundries for process development.

Our research and development expenses for fiscal 2009, fiscal 2008 and fiscal 2007 were approximately $136.4 million, $431.8 million and $436.8 million, respectively. For more information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing

We own and operate one wafer fabrication facility in Austin, Texas (Fab 25), which has approximately 114,000 square feet of clean room space. This facility produces 200-millimeter wafers, manufactured using 110-nanometer, 90-nanometer and 65-nanometer process technology. We also own two assembly and test facilities in Bangkok, Thailand and in Kuala Lumpur, Malaysia, and we use a number of third party companies to provide supplemental final manufacturing services for us. We own a third facility in Penang, Malaysia which is currently utilized for sort services.

We plan to outsource production of more advanced technology nodes and a significant portion of our manufacturing function to external foundry partners. To augment our internal wafer fabrication capacity, we have foundry agreements with Semiconductor Manufacturing International Corporation, or SMIC, Fujitsu Limited and Spansion Japan . The arrangement with SMIC provides flexibility to support customer demand for advanced technology products at 65-nanometer if we are unable to support such demand from our own in house capacity. Also, the deployment of leading edge technology in support of foundry manufacturing provides a more cost efficient solution for future research and development wafer production as an alternative to an in house dedicated research and development manufacturing facility for wafer production. The arrangement with Fujitsu Limited, using our former JV1 and JV2 wafer fabrication facilities which we sold to them in April 2007, provides us with the ability to efficiently support the declining customer demand for legacy products on legacy production process nodes. The arrangement with Spansion Japan has evolved over time. Historically, Spansion Japan provided us foundry services. As discussed above, on January 8, 2010, we agreed to the Settlement with Spansion Japan. Under the terms of the Settlement, we will, among other things, obtain foundry services, including wafer and sort services, from Spansion Japan. In September 2009, we sold to Powertech Technology Inc. (PTI) our final manufacturing facility located in Suzhou, China, and certain related equipment. Following the sale, PTI began providing final manufacturing services to us at the Suzhou facility, further representing our shift to an outsourced manufacturing model. We may in the future change the location where our products are manufactured to reflect changes in customer demand. We have in the past, and may in the future, obtain foundry, subcontractor and other arrangements with third parties to meet demand.

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

We have made and will continue to make capital and other expenditures to comply with environmental laws, but we do not expect compliance with environmental requirements to result in material expenditures in the foreseeable future. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time—factors that could alter the current outlook. See Item 1A “Risk Factors—We are subject to a variety of environmental laws that could result in liabilities.”

Competition

Our principal NOR Flash memory competitors are Numonyx B.V., Macronix International Co., Ltd. and Samsung Electronics Co., Ltd. We increasingly compete with NAND Flash memory manufacturers where NAND Flash memory has the ability to replace NOR Flash memory in customer applications. Our principal NAND Flash memory competitors include Samsung Electronics Co., Ltd., Numonyx B.V. and Micron Technology, Inc. In the future, our principal NAND Flash memory competitors may include Hynix Semiconductor Inc., Toshiba Semiconductor Company and SanDisk Corporation.

We believe Flash memory providers must also possess the following attributes to remain competitive:

•	strong relationships with OEMs, ODMs and contract manufacturers that are acknowledged leaders within their respective industries;

•	discipline to continually reduce costs ahead of historically declining semiconductor market prices;

•	strong market focus to identify emerging Flash memory applications;

•	leadership in research and development;

•	flexibility in manufacturing capacity and utilization so as to take advantage of industry conditions through market cycles;

•	access to the financial resources needed to maintain a highly competitive technological position;

•	focus on sustainable and profitable segments;

•	the ability to establish and sustain strategic relationships and alliances with key industry participants;

•	the ability to manufacture products with a high degree of market acceptance and a low cost structure; and

•	rapid time to market for new products, measured by the time elapsed from first conception of a new product to its commercialization.

Employees

After deconsolidation of Spansion Japan in March 2009 and combined workforce reductions of 3,200 employees in February, May and October 2009, we had approximately 3,400 employees at December 27, 2009.

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

AMD and Fujitsu have each contributed to us various intellectual property rights pursuant to an Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement. Under this agreement, we became owners, or joint owners with each of Fujitsu and AMD, of certain patents, patent applications, trademarks, and other intellectual property rights and technology. AMD and Fujitsu reserved rights, on a royalty-free basis, to practice the contributed patents and to license these patents to their affiliates and successors-in-interest to their semiconductor groups. AMD and Fujitsu each have the right to use the jointly-owned intellectual property for their own internal purposes and to license such intellectual property to others to the extent consistent with their non-competition obligations to us. Subject to our confidentiality obligations to third parties, and only for so long as AMD’s and Fujitsu’s ownership interests in us remain above specific minimum levels, which ownership interests we expect will be reduced below such levels upon emergence from the Chapter 11 Cases in accordance with the Plan of Reorganization, we are obligated to identify any of our technology to each of AMD and Fujitsu, and to provide copies of and training with respect to that technology to them. In addition, we have granted a non-exclusive, perpetual, irrevocable, fully paid and royalty-free license of our rights in that technology to each of AMD and Fujitsu.

In connection with our reorganization in June 2003, we entered into separate patent cross-license agreements with each of AMD and Fujitsu in which we granted to AMD or Fujitsu, as applicable, and AMD or

Fujitsu, as applicable, each granted to us, non-exclusive licenses under certain patents and patent applications of their semiconductor groups to make, have made, use, sell, offer to sell, lease, import and otherwise dispose of specific semiconductor-related products anywhere in the world. The patents and patent applications that are licensed are those with an effective filing date prior to the termination of our patent cross-license agreements. Each agreement will automatically terminate on the later of June 30, 2013 or the date AMD’s or Fujitsu’s, whichever is the other party to the agreement, ownership interest in us is transferred or disposed of in its entirety. Each agreement may be terminated by a party on a change in control of the other party or its semiconductor group. The licenses to patents under license at the time of the termination will survive until the last such patent expires.

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

Beginning in November 2008, we no longer incurred royalties associated with licenses that survive the termination of the cross-license agreement. In both fiscal 2008 and fiscal 2007, we incurred royalty expenses of approximately $3 million to each of AMD and Fujitsu under their respective patent cross-license agreements.

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

We will continue to attempt to negotiate our own agreements and arrangements with third parties for intellectual property and technology that is important to our business. We will also attempt to acquire new patents as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating.

Patents and Patent Applications

As of December 27, 2009, we had 1,442 U.S. patents and 740 foreign patents as well as 552 patent applications pending in the United States. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. In addition, under our cross-license agreement with AMD, AMD granted us the right to use a substantial number of patents that AMD owns. Similarly, under our cross-license agreement with Fujitsu, Fujitsu also granted us the right to use a substantial number of patents that Fujitsu owns. There can be no assurance that the claims allowed on any patents we hold will be sufficiently broad to protect our technology, or that any patents will issue from any application pending or filed by us.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K. If any of the following risks materialize, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected.

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

Risks Related to the Creditor Protection Proceedings

On February 10, 2009, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan), filed a proceeding under the Corporate Reorganization Law (Kaisha Kosei Ho) of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding); and the Tokyo District Court approved the filing of the Spansion Japan Proceeding on March 3, 2009 (the Commencement Date), and appointed the incumbent representative director of Spansion Japan as trustee. On March 1, 2009 (the Petition Date), Spansion Inc., Spansion LLC, Spansion Technology LLC, Spansion International, Inc. and Cerium Laboratories LLC each filed a voluntary petition for relief under Chapter 11 of the U. S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the Chapter 11 Cases, together with the Spansion Japan Proceeding, the Creditor Protection Proceedings). The following risks relate to the Creditor Protection Proceedings.

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

For the duration of the Chapter 11 Cases, our business, operations and financial position will be subject to the risks and uncertainties associated with such proceedings. These risks, without limitation and in addition to the risks otherwise noted in this Report, include:

Strategic risks, including risks associated with our ability to:

•	stabilize the business to maximize the chances of preserving all or a portion of the enterprise;

•	successfully focus on and pursue the embedded portion of the Flash memory market;

•	resolve ongoing issues with creditors and other third parties whose interests may differ from ours;

•	obtain creditor, court and any other requisite third party approvals for the Plan of Reorganization; and

•	successfully implement the Plan of Reorganization.

Financial risks, including risks associated with our ability to:

•	generate cash from operations and maintain adequate available cash;

•

continue to maintain currently approved intercompany lending and transfer pricing arrangements and ongoing deployment of cash resources throughout our company and subsidiaries in connection with ordinary course intercompany trade obligations and requirements;

•	continue to maintain our cash management arrangements; and obtain any further approvals from the court, creditors or other third parties, as necessary to continue such arrangements;

•	maintain research and development investments; and

•	realize full or fair value for any assets or business we may divest as part of the Plan of Reorganization.

Operational risks, including risks associated with our ability to:

•

continue to depend on Spansion Japan for wafer production and distribution of products in Japan due to actions taken by either (i) Spansion Japan (at the direction of the Spansion Japan trustee or pursuant to orders of the Tokyo District Court or otherwise) or (ii) Spansion Inc. or Spansion LLC (pursuant to the order of the U.S. Bankruptcy Court or otherwise);

•

transfer wafer production capacity in-house or to a third-party foundry, or to find alternative methods of distributing and selling our products, in the event that Spansion Japan is not successful in, or has difficulties in reorganizing, and we are unable to negotiate a new foundry agreement with Spansion Japan;

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

•

prevent third parties from obtaining court orders or approvals that are contrary to our interests, such as the appointment of a Chapter 11 trustee to replace our current management or the termination or shortening of the exclusivity period in the United States during which we can propose and seek confirmation of the Plan of Reorganization or the conversion of the Chapter 11 Cases to Chapter 7 liquidation cases, in which case the U.S. Bankruptcy Court would sell the Debtors non-exempt property and distribute the proceeds to our creditors in accordance with the U.S. Bankruptcy Code; and

•	reject, repudiate or terminate contracts.

Because of these risks and uncertainties, we cannot predict the ultimate outcome of the restructuring process, or predict or quantify the potential impact on our business, financial condition or results of operations. The Chapter 11 Cases provide us with a period of time to attempt to stabilize our operations and financial condition and develop a plan of reorganization. It is not possible to predict the outcome of the Chapter 11 Cases and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. Our independent registered public accounting firm has included a going-concern explanatory paragraph in its report on our consolidated financial statements for the year ended December 27, 2009.

Our continuation as a going concern is dependent upon, among other things, our ability to obtain confirmation or approval of, and implement, the Plan of Reorganization; generate cash from operations, maintain adequate cash on hand and obtain sufficient other financing during the Creditor Protection Proceedings and thereafter; resolve ongoing issues with creditors and other third parties; and achieve profitability. Even assuming a successful emergence from the Chapter 11 Cases, we cannot assure you as to the overall long-term viability of our reorganized operations, including our ability to generate sufficient cash to support our operating needs, fulfill our transformation objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future. In addition, we may not be able to secure financing necessary or desirable to facilitate our emergence from bankruptcy. The application of fresh start accounting principles in accordance with U.S. GAAP upon eventual emergence from bankruptcy may result in valuations of long-lived and intangible assets that are less than the carrying value of those assets as currently reflected in the financial statements, which may further hinder our ability to raise financing at or subsequent to emergence from the Chapter 11 Cases.

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

If our settlement with Spansion Japan is not consummated or if our relationship with Spansion Japan is impaired or terminated as a result of the Creditor Protection Proceedings or other reasons , our business and financial condition could be materially and adversely affected.

Spansion Japan facilitates distribution of our products in Japan and also manufactures and supplies sorted and unsorted silicon wafers to us. The wafers purchased from Spansion Japan are a material component of our “cost of goods sold,” and historically the wafer prices were governed by a pre-petition foundry agreement, which was rejected in the Chapter 11 Cases. Thus, there was a dispute between us and Spansion Japan over pricing for the wafers we received from Spansion Japan for the period beginning February 9, 2009 through October 27, 2009 (the Disputed Period). On January 8, 2010, we reached an agreement in principle (the Settlement) with Spansion Japan to (i) acquire Spansion Japan’s distribution business; (ii) obtain foundry services, including wafer and sort services, from Spansion Japan; and (iii) resolve our dispute with Spansion Japan relating to pricing of wafers purchased during the Disputed Period. The Settlement remains subject to completion of definitive agreements. On January 29, 2010, the U.S. Bankruptcy Court and on February 1, 2010, the Tokyo District Court approved the Settlement. We expect the definitive agreements to be executed in February 2010. If we are unable to consummate the Settlement with definitive agreements, we will be forced to pursue alternate arrangements for the distribution and sale of our products in Japan and to procure wafers and sort services from an alternate source.

On January 15, 2010, Spansion Japan filed a general unsecured proof of claim in the U.S. Bankruptcy Court asserting that it has been damaged in the amount of approximately $761 million as a result of the November 19, 2009 foundry agreement rejection order. We believe we have strong defenses to the amount of Spansion Japan’s proof of claim, and we intend to vigorously contest this matter. An award of damages resulting from the rejection of the foundry agreement could result in an impact to future earnings. However, under the Plan of Reorganization, Spansion Japan would not be entitled to any recovery on such proof of claim. Nonetheless, if the U.S. Bankruptcy Court found that such claim were more appropriately classified as a general unsecured claim in Class 5B of our proposed Plan of Reorganization, Spansion Japan would be entitled, at most, to its pro-rata distribution of new Spansion common stock.

Although we have agreed to the Settlement with Spansion Japan, there is risk in continuing to do business with Spansion Japan due to the uncertainty of whether Spansion Japan will successfully reorganize. The current deadline for Spansion Japan to submit a plan of reorganization to the Tokyo District Court is February 24, 2010. We can provide no assurance that Spansion Japan’s plan of reorganization will be approved, or that Spansion Japan will not be liquidated. As a result, we have plans to either replace with in-house capabilities the services that Spansion Japan provides or to utilize another third party for such services in order to mitigate the impact that would result if for any reason Spansion Japan reduced its supply of, or ceased supplying, the goods and services to us. Nevertheless, a sudden and unanticipated reduction or cessation of the supply of goods and services from Spansion Japan would likely be disruptive and have an adverse impact on our results of operations and that impact could be material.

Continuing or increasing pressure on our business, cash and liquidity could materially and adversely affect our ability to fund and reorganize our business operations, react to and withstand the current economic downturn, as well as volatile and uncertain market and industry conditions, and implement the Plan of Reorganization. Additional sources of funds may not be available.

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

Access to additional funds from liquidity-generating transactions or other sources of external financing may not be available to us and, if available, would be subject to market conditions and certain limitations including court approvals and other requisite approvals by other third parties. We cannot provide any assurance that our net cash requirements will be as we currently expect and will be sufficient for the successful confirmation and implementation of the Plan of Reorganization.

We may not be able to successfully obtain the U.S. Bankruptcy Court’s confirmation of, or implement, the Plan of Reorganization. Failure to obtain the confirmation of, or failure to successfully implement, the Plan of Reorganization could lead to the liquidation of all of our assets. We must continue to restructure and transform our business and the assumptions underlying these efforts may prove to be inaccurate.

On October 26, 2009, we filed with the U.S. Bankruptcy Court a proposed Plan of Reorganization and an accompanying disclosure statement, and on each of November 25, 2009 and December 9, 2009, we filed with the

U.S. Bankruptcy Court amended plans of reorganization and amended disclosure statements. On December 17, 2009, we filed a Second Amended Joint Plan of Reorganization dated December 16, 2009 (as amended from time to time, the “Plan of Reorganization”).

The Plan of Reorganization will become effective only if it is confirmed by the U.S. Bankruptcy Court. The objection deadline with respect to the Plan of Reorganization occurred January 26, 2010, subject to extensions agreed to by us for certain parties. The voting deadline with respect to the Plan of Reorganization was February 8, 2010. The confirmation hearing in the U.S. Bankruptcy Court is scheduled to begin on February 24, 2010. If the U.S. Bankruptcy Court confirms the Plan of Reorganization, we expect to emerge from Chapter 11 shortly thereafter. However, there can be no assurance that the U.S. Bankruptcy Court will confirm the plan of reorganization or that it will be implemented successfully.

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

While the Chapter 11 Cases are pending, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance following the filing of the Chapter 11 Cases. Further, we may sell or otherwise dispose of assets and liquidate or settle liabilities, with court approval, for amounts other than those reflected in our historical financial statements. Any such sale or disposition and the Plan of Reorganization could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the Plan of Reorganization.

Our ability to independently manage our business is restricted during the Creditor Protection Proceedings, and steps or actions in connection therewith may require the approval of the U.S. Bankruptcy Court, the U.S. Trustee and our creditors.

Pursuant to the various U.S. Bankruptcy Court orders and the U.S Bankruptcy Code, during the Chapter 11 Cases, some or all of the decisions with respect to our business may require consultation with, review by or ultimate approval of the U.S. Bankruptcy Court and the U.S. Trustee, our general unsecured creditors’ committee and the Floating Rate Noteholders. For example, on January 22, 2010, a motion was filed in U.S. Bankruptcy Court to appoint a Chapter 11 trustee to replace or directly supervise current management. The lack of independence and the related consulting and reporting requirements have significantly increased the amount of time required for us to take necessary actions and conclude and execute on decisions, and may make it impossible for us to take actions that we believe are appropriate and necessary. We cannot assure you that the

U.S. Bankruptcy Court, the U.S. Trustee, the Creditors’ Committee, other creditors or the Floating Rate Noteholders will support our positions on matters presented to the U.S. Bankruptcy Court in the future, or on the Plan of Reorganization. Disagreements between us and these various third parties could protract the Chapter 11 Cases, negatively impact our ability to operate and delay our emergence from the Chapter 11 Cases.

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

Transfers or issuances of our equity, or a debt restructuring, may impair or reduce our ability to utilize our net operating loss carry-forwards and certain other tax attributes in the future.

Pursuant to U.S. tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (NOLs) carried forward from prior years. We have NOL carryforwards in the United States of approximately $1.1 billion as of December 27, 2009. Our ability to utilize these NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of the Chapter 11 Cases. During the Chapter 11 Cases, the U.S. Bankruptcy Court has entered an order that places certain restrictions on trading in our common stock. However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our NOL carryforwards may not be significantly limited as a result of our restructuring.

A restructuring of our debt pursuant to the Chapter 11 Cases may give rise to cancellation of indebtedness or debt forgiveness (COD), which if it occurs would generally be non-taxable. If the COD is non-taxable, we will be required to reduce our NOL carryforwards and other attributes such as capital loss carryforwards and tax basis in assets, by an amount equal to the non-recognized COD. Therefore, it is possible that, as a result of the successful completion of a plan of reorganization, we will have a reduction of NOL carryforwards and/or other tax attributes in an amount that cannot be determined at this time and that could have a material adverse effect on our future financial results.

Trading in our securities on the Pink Sheets during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.

Our common stock has been delisted from The NASDAQ Stock Market and is traded on the Pink Sheets, which makes our common stock significantly less liquid. Trading prices of our securities are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders under the Plan of Reorganization. In the Plan of Reorganization, our existing securities, in particular our common stock will be cancelled and holders will receive no payment or other consideration in return.

If we are unable to attract and retain qualified personnel at reasonable costs, we may not be able to achieve our business objectives, and our ability to successfully emerge from the Chapter 11 Cases may be harmed.

We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our current business plans and lead us, particularly during the Chapter 11 Cases and throughout the implementation of the Plan of Reorganization. Competition for certain key positions and specialized technical and sales personnel in the high-technology industry remains strong. Our deteriorating financial performance, along with the Chapter 11 Cases and workforce reductions create uncertainty that has led to an increase in unwanted attrition, and additional challenges in attracting and retaining new qualified personnel. We have lost many key employees with long tenures and broad knowledge about our historical operations and we are at risk of losing or being unable to hire talent critical to a successful reorganization and ongoing operation of our business. Our ability to retain and attract critical talent is restricted in part by the Chapter 11 Cases that, among other things, limit our ability to implement a retention program or take other measures to attract new hires to the Company or motivate employees to remain with us. Our future success depends in part on our continued ability to hire, assimilate in a timely manner and retain qualified personnel, particularly in key senior management positions. If we are not able to attract, recruit or retain qualified employees (including as a result of headcount and salary reductions), we may not have the personnel necessary to implement the Plan of Reorganization, and our business, results of operations and financial condition could be materially adversely impacted.

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

The changes in U.S. and global financial and equity markets, including market disruptions and tightening of the credit markets, compounded by us being subject to the Chapter 11 Cases, may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing, which would materially adversely affect us.

We are party to several debt instruments for which, as a result of the Chapter 11 Cases, an event of default has occurred. In connection with our reorganization, we may enter into debt arrangements in the future, each of which may subject us to restrictive covenants which could limit our ability to operate our business.

As of December 27, 2009, we had an aggregate principal amount of approximately $1.1 billion in outstanding debt, almost all of which became due and immediately payable upon events of default triggered by the occurrence of events related to the Creditor Protection Proceedings. During the Chapter 11 Cases and upon emergence from them, we will need to incur additional indebtedness through arrangements such as credit agreements or term loans that may include restrictions and covenants that are similar or more restrictive than the covenants in our existing debt instruments. These restrictions and covenants limit, and any future covenants and restrictions likely will limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Any debt arrangements we enter into would likely require us to make regular interest payments, which could adversely affect our results of operations.

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

Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of December 27, 2009, our auction rate securities (ARS) totaled approximately $100.3 million and consisted solely of AAA/Aaa securities with auction reset features whose underlying assets are student loans and are substantially backed by the U.S. government Federal Family Education Loan Program. During 2008, we experienced failed auctions of our ARS and we cannot assure you that any future auctions would be successful. In November 2008, we accepted an offer to participate in an auction rate securities settlement from UBS Bank USA (UBS), providing us the right, but not the obligation, to sell to UBS up to all of our ARS at par, commencing June 30, 2010 through July 2, 2012. This right represents a put option for a payment equal to the par value of the ARS.

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

If demand for mobile phones, other consumer products or industrial products utilizing Flash memory declines, our business could be materially adversely affected. Also, if the functionality of successive generations of such products does not require increasing Flash memory density or if such products no longer require Flash memory due to alternative technologies or otherwise, our operating results would be materially adversely affected.

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

The Flash memory market is highly cyclical and in the past has experienced severe downturns, generally as a result of wide fluctuations in supply and demand, constant and rapid technological change, continuous new product introductions and price erosion. Our financial performance has been, and may in the future be, adversely affected by these downturns. We have incurred substantial losses in past downturns, and as a result of the most recent downturn, due principally to:

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

Our forecasts of customer demand for our products may be inaccurate, which could result in excess or shortages in inventory, which could cause us to record write-downs or fail to meet customer demand. Inaccurate forecasting could materially and adversely affect our business and financial results.

Although our manufacturing cycle times are relatively lengthy, in excess of ten weeks, we nevertheless compete in a market where suppliers’ ability to respond quickly to new incoming orders is a competitive differentiator. Thus, we must forecast customer demand and produce requisite amounts of our products in order to fill current and future orders even though demand is volatile and difficult to predict. To forecast demand and value inventory, management considers, among other factors, the inventory on hand, historical customer demand data, backlog data, competitiveness of product offerings, market conditions and product life cycles. If we are unable to accurately assess these factors and anticipate future demand or market conditions, inventory write-downs may be required and would be reflected in cost of sales in the period the write-down is made. This would have a negative impact on our gross margin in that period. Inaccurate forecasting could also result in excess or obsolete inventory that would reduce our profit margins or shortages in inventory that would cause us to fail to meet customer demand. If, as a result of inaccurate forecasting, we are unable to produce the types and quantities of products required by our customers in the timeframes and on the delivery schedules required by our customers, we may lose customers or, in certain circumstances, be liable for losses incurred by our customers, which would materially adversely affect our business and financial results.

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

Flash memory products are generally based on either NOR or NAND architecture. To date, our Flash memory products have been based on NOR architecture which are typically produced at a higher cost-per-bit than NAND-based products. We are developing our MirrorBit NAND architectures primarily to address embedded applications currently served by NAND- based products or potentially served by NAND-based products in the future, but we cannot be certain that our MirrorBit NAND-based products will satisfactorily address those market needs.

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

Customers manufacturing products for embedded applications may increasingly choose floating gate NAND-based Flash memory products over MirrorBit NOR- or NAND-based Flash memory products for their applications. If this occurs and customers continue to prefer floating gate NAND-based products over those of MirrorBit NOR- or NAND-based products for their applications, we may be materially and adversely affected. Moreover, some of our competitors are able to manufacture floating gate NAND-based Flash memory products on 300-millimeter wafers produced in much larger capacity fabrication facilities (fabs) than we currently have access to. In addition, some of our competitors may choose to utilize more advanced manufacturing process technologies than we may have available to offer products competitive to ours at a lower cost or with higher densities.

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

In order to compete, we are required to make substantial investments in research and development for design, process technologies and production techniques in an effort to design and manufacture advanced Flash memory products. For example, in fiscal 2009, 2008 and 2007, our research and development expenses were approximately $136.4 million, $431.8 million and $436.8 million, respectively, or approximately 10, 19 and 17 percent, respectively, of our net sales.

Currently, we are developing new non-volatile memory process technologies. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive, which could materially adversely affect us. Further, we cannot assure you that our investments in research and development will result in increased sales or competitive advantage, which could materially adversely affect our operating results.

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

We have in the past and plan in the future to obtain foundry, subcontractor and other arrangements with third parties to meet demand. Foundry services suppliers from which we have obtained, and in the future may obtain, foundry services, include Spansion Japan, Fujitsu Microelectronics Limited (as a result of the sale of our JV1/JV2 manufacturing facilities in April 2007) and Semiconductor Manufacturing International Corporation. We also use independent contractors to perform some of the assembly, testing and packaging of our products. Some third-party manufacturers are often under no obligation to provide us with any specified minimum quantity of product. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, and, in the case of Spansion Japan, all of their manufacturing capacity has historically been allocated to us. We also depend on these manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. In addition, we rely on these manufacturers to invest capital into their facilities and process technologies to meet our needs for new products using advanced process technologies. Given the Creditor Protection Proceedings and the current volatility and disruption in the capital and credit markets worldwide, we cannot assure you that they will make the investments in their facilities previously contemplated. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and may not be able to attain qualification from our customers. In addition, any significant change in the payment terms we have with our key suppliers could adversely affect us.

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

We increasingly compete with NAND Flash memory manufacturers where NAND Flash memory has the ability to replace NOR Flash memory in customer applications. Our principal NAND Flash memory competitors include Samsung Electronics Co., Ltd., Numonyx B.V. and Micron Technology, Inc. In the future our principal NAND Flash memory competitors may include Hynix Semiconductor Inc., Toshiba Corporation, Intel Corporation, IM Flash Technology LLC, the joint venture between Intel and Micron Technology, Inc. and SanDisk Corporation.

The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality, customer relationships and ability to provide value-added solutions. In particular, in the past, our competitors have aggressively priced their products, which resulted in decreased selling prices for our products in the first half of fiscal 2007 and adversely impacted our results of operations. Some of our competitors, including Samsung and Toshiba, are more diversified than we are and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment. Some of our competitors are able to manufacture floating gate NAND-based Flash memory products on 300-millimeter wafers produced in much larger capacity fabs than we may have access to or may choose to utilize more advanced manufacturing process technologies than we will have to offer products competitive to ours at a lower cost or higher density. Moreover, products based on our MirrorBit ORNAND-, MirrorBit Quad- and MirrorBit NAND-based architectures may not have the price, performance, quality and other features necessary to compete successfully for these applications.

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

Competitive pressures may also increase if NOR memory vendors merge, if NAND memory vendors acquire NOR businesses or other NAND businesses, or if our competitors otherwise consolidate their operations. Furthermore, we face increasing competition from NAND Flash memory vendors targeting the embedded portion of the Flash memory market.

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

The Flash memory industry is characterized by rapid technological changes. For example, new manufacturing process technologies using smaller feature sizes and offering better performance characteristics are generally introduced every one to two years. The introduction of new manufacturing process technologies allows us to increase the functionality of our products while at the same time optimizing performance parameters, decreasing power consumption and/or increasing storage capacity. In addition, the reduction of feature sizes enables us to produce smaller chips offering the same functionality and thereby considerably reduces the cost per bit. In order to remain competitive, it is essential that we secure the capabilities to develop and qualify new manufacturing process technologies. For example, our leading Flash memory products must be manufactured at 65-nanometer and more advanced process technologies. If we are delayed in transitioning to these technologies and other future technologies, we could be materially adversely affected. As a result of the Creditor Protection Proceedings, we may be forced to shut down or abandon current plans for our manufacturing facilities which could materially adversely affect us.

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

We may not be able to successfully to negotiate agreements or arrangements with third parties for rights to key intellectual property, which creates a greatly increased risk of patent or other intellectual property infringement claims against us.

We may attempt to negotiate our own agreements and arrangements with third parties for intellectual property and technology that are important to our business. We may also attempt to acquire new patents as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating. If we are unable to negotiate agreements or arrangements for intellectual property, or to obtain patents, necessary for the success of our business, we may be materially adversely affected.

We are party to intellectual property litigation and may become party to other intellectual property claims or litigation that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products.

From time to time, we may be notified, or third parties may bring actions against us based on allegations, that we are infringing the intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we cannot obtain a license, these parties may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products, increase the costs of selling some of our products, or cause damage to our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, would have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge or defend such claims, either of which could be expensive and time-consuming and may have a material adverse effect on us. See Item 3 “Legal Proceedings.”

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

We also rely on purchasing commercial memory die such as DRAM from third-party suppliers to incorporate these die into multi-chip package products. The availability of these third-party purchased commercial die is subject to market availability, and the process technology roadmaps and manufacturing capacities of our vendors. In addition, some of our suppliers may also be our competitors. Interruption of supply from a competitor that is a supplier or otherwise or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure these materials, or if the materials we receive from our suppliers do not meet our production requirements or product specifications, we may have to reduce our manufacturing operations or our manufacturing yields may be adversely affected. Such a reduction and yield issues have in the past and could in the future have a material adverse effect on us.

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

As a result of our foreign operations, we have sales, expenses, assets and liabilities that are denominated in Japanese yen and other foreign currencies. For example:

•	some of our costs are denominated in Japanese yen, Thai baht and Malaysian ringgit;

•	sales of our products to, and purchases from, Spansion Japan are denominated in both US dollars and Japanese yen; and

•	some fixed asset purchases are denominated in Japanese yen and European Union euros.

Consequently, movements in exchange rates could cause our net sales and expenses to fluctuate, affecting our profitability and cash flows. We are currently unable to and in the future may not be able to enter into hedging contracts on acceptable terms, if at all.

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

Our worldwide operations and business could be subject to natural disasters and other business disruptions, such as a world health crisis, fire, earthquake, tsunami, volcano eruption, flood, hurricane, power loss, power shortage, telecommunications failure or similar events, which could harm our future net sales and financial condition and increase our costs and expenses. For example, during the first quarter of fiscal 2008, our business was adversely affected by severe weather conditions in China which caused us to experience decreased demand for our products in that region. In addition, our corporate headquarters are located near major earthquake fault lines in California, Spansion Japan’s wafer fabrication facilities and Fujitsu’s manufacturing facilities are located near major earthquake fault lines in Japan. Also, our assembly and test facilities located in Malaysia and Thailand, and our subcontractors’ assembly and test facilities in China and other countries in Asia may be affected by tsunamis. In the event of a major earthquake or tsunami, we could experience loss of life of our employees, destruction of facilities or other business interruptions. If such business disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or demand for our products, or directly impact our marketing, manufacturing, financial, and logistics functions, our results of operations and financial condition could be materially adversely affected.

Furthermore, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various essential materials, which are required to manufacture our products or commercial memory die such as DRAMs for incorporation into our MCP products. If we are unable to procure an adequate supply of materials that are required for us to manufacture our products, or if the operations of our other suppliers of such materials are affected by an event that causes a significant business disruption, then we may have to reduce our manufacturing operations. Such a reduction could in the future have a material adverse effect on us.

AMD and Fujitsu may continue to use all of our intellectual property and the intellectual property they have transferred to us.

In connection with our reorganization as Spansion LLC in June 2003, AMD and Fujitsu transferred approximately 400 patents and patent applications to us. In addition, AMD and Fujitsu contributed additional patents to us at the time of our initial public offering. However, both AMD and Fujitsu have retained the rights to use any patents contributed to us for an unlimited period of time. In addition, under their respective patent cross-license agreements with us, AMD and Fujitsu have also obtained licenses to our present and future patents with effective filing dates prior to the later of June 30, 2013, or such date on which they have transferred all of their shares in us, although the scope of patents under license can be impacted by a change in control of the parties or their semiconductor groups. These licenses continue until the last to expire of the patents under license expires and provide AMD and Fujitsu with licenses to all of our present and future patents in existence through such cross-license termination date. Furthermore, we entered into an Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement with AMD and Fujitsu in connection with our reorganization as Spansion Inc. in December 2005. Pursuant to that agreement, subject to our confidentiality obligations to third parties, and only for so long as AMD’s and Fujitsu’s ownership interests in us remain above specific minimum levels, we are obligated to identify any of our technology to each of AMD and Fujitsu, and to provide copies of and training with respect to that technology to them. In addition, pursuant to this agreement we have granted a non-exclusive, perpetual, irrevocable fully paid and royalty-free license of our rights, other than patent and trademark rights, in that technology to each of AMD and Fujitsu. Under our non-competition agreement, both AMD and Fujitsu have agreed that they will not directly or indirectly engage in a business, and have agreed to divest any acquired business, that manufactures or supplies standalone semiconductor devices (including single chip, multiple chip or system devices) containing certain Flash memory, which is the business in which we primarily compete. With respect to each of AMD and Fujitsu, this non-competition restriction will last until the earlier of (i) two years from the date such stockholder’s ownership in us falls to or below five percent, or (ii) the dissolution of our company. Upon emergence from bankruptcy under the Plan of Reorganization, we expect each of AMD’s and Fujitsu’s ownership to fall below the five percent threshold. After that time, should they ever decide to re-enter the Flash memory business, AMD or Fujitsu could use our present and future patents and technologies licensed by us to AMD and Fujitsu under the cross licenses and our Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement to compete against us. If either AMD or Fujitsu were to compete with us, we could be materially adversely affected.

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

Our principal engineering, manufacturing and administrative facilities as of December 27, 2009, comprise approximately 3.1 million square feet and are located in the United States, Europe, Middle East and Asia. Over 2.8 million square feet of this space is in buildings we own in Sunnyvale, California; Austin, Texas; Kuala Lumpur, Malaysia; Penang, Malaysia; and Bangkok, Thailand. The remainder of this space is leased. We lease approximately 240,000 square feet of office and warehouse space in Europe and Asia. Our Fab 25 facility in Austin, Texas and our facility in Sunnyvale, California are encumbered by liens securing our senior secured term loan facility and our senior secured floating rate notes. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

Our facility leases have terms of generally one to five years. We currently do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy or replacing them with equivalent facilities.

ITEM 3.	LEGAL PROCEEDINGS

Tessera ITC Action

On April 17, 2007, Tessera, Inc. filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission (“ITC”) against respondents ATI Technologies, Inc., Freescale Semiconductor, Inc., Motorola, Inc., Qualcomm, Inc., Spansion Inc., Spansion LLC and STMicroelectronics N.V. Tessera claims that “face up” and “stacked-chip” small format laminate Ball Grid

Array (“BGA”) packages, including the Spansion 5185941F60 chip assembly, infringe certain specified claims of United States Patent Nos. 5,852,326 and 6,433,419 (“Asserted Patents”). The complaint requests that the ITC institute an investigation into the matter. The complaint seeks a permanent exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States all semiconductor chips with small format laminate BGA semiconductor packaging that infringe any of the Asserted Patents, and all products containing such infringing small format laminate BGA semiconductor packaged chips. The complaint also seeks a permanent cease and desist order pursuant to section 337(f) of the Tariff Act of 1930, as amended, directing respondents with respect to their domestic inventories to cease and desist from marketing, advertising, demonstrating, sampling, warehousing inventory for distribution, offering for sale, selling, distributing, licensing, or using any semiconductor chips with small format laminate BGA semiconductor packaging that infringe any of the Asserted Patents, and/or products containing such semiconductor chips. On May 15, 2007, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, Inv. No. 337-TA-605, identifying ATI Technologies, ULC, Freescale Semiconductor, Inc., Motorola, Inc., Spansion Inc., Spansion LLC and STMicroelectronics N.V. (“Respondents”) as respondents. On June 8, 2007, Respondents filed a motion to stay the ITC investigation pending reexamination of the Asserted Patents by the U.S. Patent and Trademark Office. On July 11, 2007, Administrative Law Judge Carl C. Charneski set an Initial Determination date of May 21, 2008 and a target date for completion of the ITC Investigation of August 21, 2008. On October 17, 2007, the ITC investigation was reassigned to Administrative Law Judge Theodore Essex, who set a hearing for February 25, 2008. On February 26, 2008, Judge Essex issued an Initial Determination granting respondents’ motion for a stay of the ITC investigation pending completion of the re-examination of the Asserted Patents by the U.S. Patent and Trademark Office. On March 4, 2008, Tessera filed, with the ITC, a Petition for Review of the Initial Determination Ordering Stay. On March 27, 2008, the ITC issued an order reversing Judge Essex’s Initial Determination, and denying Respondents’ motion for a stay of the ITC investigation pending reexamination of the Asserted Patents. On May 13, 2008, Judge Essex set an Initial Determination date of October 20, 2008, with a hearing date of July 14, 2008, and a target date for completion of the ITC investigation of February 20, 2009. On July 14, 2008, Judge Essex held an evidentiary hearing in the ITC investigation, and completed the hearing on July 18, 2008. On October 16, 2008, Judge Essex issued an order resetting the Initial Determination date to December 1, 2008, and the target date for completion of the ITC investigation to April 3, 2009. On December 1, 2008, Judge Essex issued an Initial Determination, ruling that the accused small-format BGA packages of Spansion Inc. and Spansion LLC and the other Respondents did not infringe the asserted claims of the Asserted Patents and, therefore, Spansion Inc. and Spansion LLC and the other Respondents were not in violation of section 337 of the Tariff Act of 1930. On December 15, 2008, Tessera filed with the ITC a petition to review the Initial Determination. On January 30, 2009, the ITC issued a notice to review in part Judge Essex’s decision finding no violation of section 337. On February 10, 2009, the ITC issued an order resetting the target date for completion of the ITC Investigation to April 14, 2009. On March 31, 2009 the ITC issued an order requesting additional briefing on certain remedy issues and resetting the target date for completion of the ITC Investigation to May 20, 2009. On May 20, 2009 the ITC issued a Final Determination reversing the Initial Determination by finding that there was a violation of 19 U.S.C. § 1337 by Spansion Inc. and Spansion LLC, Qualcomm, Inc., ATI Technologies, Motorola, Inc. STMicroelectronics N.V. and Freescale Semiconductor, Inc., and determined that the appropriate form of relief is (1) a limited exclusion order under 19 U.S.C. § 1337(d)(1) prohibiting the unlicensed entry of semiconductor chips with minimized chip package size and products incorporating these chips that infringe one or more of claims 1, 2, 6, 12, 16-19, 21, 24-26, and 29 of the ‘326 patent and claims 1-11, 14, 15,19, and 22-24 of the ‘419 patent, and are manufactured abroad by or on behalf of, or imported by or on behalf of, Spansion, Qualcomm, ATI, Motorola, STMicroelectronics N.V. and Freescale; and (2) cease and desist orders directed to Motorola, Qualcomm, Freescale and Spansion. The cease and desist order directed to Spansion prohibits importing, selling, marketing, advertising, distributing, offering for sale, transferring (except for exportation) and soliciting U.S. agents or distributors for certain semiconductor chips that are covered by the patents asserted in the action. The ITC further determined that the bond for temporary importation during the period of Presidential review which expired 60 days after May 20, 2009 should be in the amount of 3.5 percent of the value of the imported articles that are subject to the order. On June 2, 2009, Spansion and the other respondents to the investigation jointly filed with the ITC a motion to stay the effect of the ITC decision pending appeal to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On July 17, 2009, the ITC denied the motion. On July 20, 2009, Spansion appealed the ITC decision to the Federal Circuit and filed an emergency motion for stay pending appeal and immediate temporary stay. The Federal Circuit denied the stay motions on September 8, 2009. The principal brief in the Federal Circuit appeal was filed on October 30, 2009. No date for oral argument of the appeal has been set.

Fast Memory Erase LLC v. Spansion Inc., et al.

On June 9, 2008, Fast Memory Erase LLC filed a complaint in the U.S. District Court for the Northern District of Texas alleging patent infringement against Spansion Inc., Spansion LLC, Intel Corp., Numonyx B.V., Numonyx, Inc., Nokia Corp., Nokia Inc., Sony Ericsson Mobile Communications AB, Sony Ericsson Mobile Communications (USA), Inc., and Motorola, Inc. The case is styled, Fast Memory Erase, LLC v. Spansion Inc., Spansion LLC, et al., Case No. 3:08-CV-00977-M (N.D. Tex.). Fast Memory Erase’s complaint alleges that Spansion’s NOR Flash products using floating gate technology infringe one or more claims of U.S. Patent No. 6,236,608 (the ‘608 patent). Fast Memory Erase has also asserted U.S. Patent No. 6,303,959 (the ‘959 patent) in its complaint against the products of other defendants, namely Intel and Numonyx, but it has not asserted the ‘959 patent against any Spansion products. On December 22, 2008, Fast Memory Erase filed an amended complaint. In its amended complaint, Fast Memory Erase added Apple, Inc. as a defendant. Fast Memory Erase in its complaint is seeking: a declaration that the ‘608 and ‘959 patents are valid and enforceable; a declaration that Spansion and the other defendants have infringed the ‘608 and ‘959 patents; a declaration that the defendant’s infringement was willful; an award of damages in an unspecified amount; entry of a preliminary, and thereafter, permanent injunction against the defendants for direct , active inducement, and/or contributory infringement of the ‘608 and ‘959 patents; an award of its expenses, costs and attorneys fees pursuant to 35 U.S.C. § 285; an award of increased damages in an amount not less than (3) three times the amount of damages found by the jury or assessed by the court for the defendant’s willful infringement; an award of interest on its damages; and such other relief as the Court deems just and proper. Spansion has answered Fast Memory Erase’s complaint and amended complaint. Spansion’s answers assert that Spansion does not infringe the ‘608 patent and that the ‘608 patent is invalid. In its answers, Spansion also asserts counterclaims against Fast Memory Erase for declaratory judgments of non-infringement and invalidity. The case was stayed against Spansion as a result of the Chapter 11 Cases until May 18, 2009. The U.S. Bankruptcy Court preliminarily lifted the stay and set June 23, 2009 as the date for a final determination on the stay. The parties subsequently agreed to lift the stay so that the U.S. District Court could proceed with a Markman hearing to determine the meaning of certain claims, which was held on September 16, 2009. No ruling has yet been issued as a result of the Markman hearing with respect to the ‘608 patent. On February 2, 2010, the judge issued a Memorandum Opinion and Order construing the claims of the ‘959 patent. On December 9, 2009 an order was entered staying the case as it relates to the ‘608 patent pending a reexamination proceeding pending in the U.S. Patent and Trademark Office ( the “PTO”) regarding the ‘608 patent. The court has asked for an update on the status of the reexamination proceedings in six months, or when the PTO takes action on the reexamination proceeding, whichever is earlier.

LSI, Agere ITC Investigation

On April 18, 2008, LSI Corporation and Agere Systems, Inc. (collectively “Complainants”) filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the ITC against respondents United Microelectronics Corporation, Integrated Device Technology, Inc., AMIC Technology Corporation, Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Microchip Technology, Inc., Micromas Semiconductor Holding, AG, National Semiconductor Corporation, Nanya Technology Corporation, NXP B.V., ON Semiconductor Corporation, Powerchip Semiconductor Corporation, ProMOS Technologies, Inc., Spansion, Inc., STMicroelectronics NV and Vanguard International Semiconductor Corporation. The complaint alleges that certain Spansion Flash products, including Spansion’s 4 Mb CMOS 3.0 Volt-only Simultaneous Read/Write Flash Memory and 1 G MirrorBit NOR Flash products, infringe at least claim 1 of U.S. Patent No. 5,227,335 (the “Asserted Patent”). The complaint identifies, under the heading “Related Litigations,” other lawsuits involving the Asserted Patent, including Agere Systems, Inc. v. Atmel

Corporation, Civil Action No. 2:02-CV-864 (E.D. Pa.) (the “Atmel case”). The complaint requests that the ITC institute an investigation into the matter. The complainant seeks a permanent exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States all semiconductor IC devices and products containing same, made by a method that infringes one or more claims of the Asserted Patent. The complainant also seeks a permanent cease and desist order pursuant to section 337(1) of the Tariff Act of 1930, as amended, directing respondents to cease and desist from importing, selling, offering for sale, using, demonstrating, promoting, marketing, and/or advertising in the United States, or otherwise transferring outside the United States for sale in the United States, semiconductor IC devices and products containing same made by a method that infringes one or more claims of the Asserted Patent. On May 16, 2008, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Semiconductor Integrated Circuits Using Tungsten Metallization and Products Containing Same No. 337-TA-648, identifying United Microelectronics Corporation, Integrated Device Technology, Inc., AMIC Technology Corporation, Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Microchip Technology, Inc., Micromas Semiconductor Holding, AG, National Semiconductor Corporation, Nanya Technology Corporation, NXP B.V., ON Semiconductor Corporation, Powerchip Semiconductor Corporation, ProMOS Technologies, Inc., Spansion, Inc., STMicroelectronics NV and Vanguard International Semiconductor Corporation (“Respondents”) as respondents. On June 5, 2008, respondents Elpida Memory, Inc., Freescale Semiconductor, Inc., Grace Semiconductor Manufacturing Corporation, Integrated Device Technology, Microchip Technology, Inc., Nanya Technology Corp., Powerchip Semiconductor Corp., Spansion Inc. and ST Microelectronics N.V. filed a joint motion for summary determination that Complainant is precluded from re-litigating an invalid patent, based upon the jury finding of invalidity and the court ruling affirming the invalidity finding of the Asserted Patent in the Atmel case. On June 27, 2008, Administrative Law Judge Carl L. Charneski set an Initial Determination date of May 21, 2009, with a hearing to be completed by March 13, 2009, and a target date for completion of the ITC investigation of August 21, 2009. On September 18, 2008, Judge Charneski granted Complainants’ motion to add five respondents, Dongbu HiTek Semiconductor Business; Jazz Semiconductor, Magnachip Semiconductor; Qimonda AG, and Tower Semiconductor, Ltd. On October 30, 2008, Judge Charneski denied Complainants’ request to add additional claims of infringement against Spansion, and also suspended the current procedural schedule. On November 5, 2008, Judge Charneski issued an order modifying procedural schedule, setting a hearing date of July 20, 2009 and issued a separate order setting an Initial Determination date of September 21, 2009, and a target date for completion of the ITC investigation of January 21, 2010. On December 11, 2008, Judge Charneski issued an Initial Determination denying respondents’ motion for summary determination that Complainant should be precluded from re-litigating an invalid patent. On February 3, 2009, the ITC issued an opinion affirming the ITC determination that Complainant is not precluded from re-litigating the validity of the patent. A hearing was held July 20, 2009 through July 27, 2009. The initial determination based upon that hearing was issued on September 21, 2009. The judge held that the patent asserted by LSI and Agree is invalid and that Spansion is not a proper party to the action. On September 21, 2009 Judge Charneski issued an Initial Determination ruling that claims 1, 3, and 4 of the ‘335 patent were invalid due to anticipation in view of certain IBM prior art, and that LSI/Agere had not established that Spansion Inc. imported or sold a product in the U.S. according to an accused process. Consequently, Judge Charneski ruled that Spansion Inc. was not in violation of section 337 of the Tarriff Act as accused by LSI/Agere. On October 5, 2009 LSI/Agere filed with the ITC a petition for review of the Initial Determination. On November 23, 2009 the ITC issued an order remanding the investigation to Judge Charneski to determine whether claim 4 of the ‘335 patent was also rendered obvious by the IBM prior art in light of the other prior art asserted by the Respondents. On January 14, 2010 Judge Charneski issued a Remand Initial Determination finding that the IBM prior art alone did not render claim 4 of the ‘335 patent invalid due to obviousness. On January 21, 2010 the ITC issued a notice setting a revised target date for completion of the investigation to March 22, 2010.

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

Samsung ITC Investigation

On November 17, 2008 Spansion Inc. and Spansion LLC filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission (“ITC”) against respondents Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung International, Inc., Samsung Semiconductor, Inc., and Samsung Telecommunications America, LLC and Apple, Inc., Hon Hai Precision Industry Co., Ltd., AsusTek Computer Inc., Asus Computer International, Inc., Kingston Technology Company, Inc., Kingston Technology (Shanghai) Co. Ltd., Kingston Technology Far East Co., Kingston Technology Far East (Malaysia) Sdn. Bhd., Lenovo Group Limited, Lenovo (United States) Inc., Lenovo (Beijing) Limited, Lenovo Information Products (Shenzhen) Co., Ltd., Lenovo (Huiyang) Electronic Industrial Co., Ltd., Shanghai Lenovo Electronic Co., Ltd., PNY Technologies, Inc., Research In Motion, Ltd., Research In Motion Corporation, Sony Corporation, Sony Corporation of America, Sony Ericsson Mobile Communications AB, Sony Ericsson Mobile Communications (USA), Inc., Beijing SE Putian Mobile Communication Co., Ltd., Transcend Information Inc., Transcend Information Inc. (US), Transcend Information Inc. (Shanghai Factory), Verbatim Americas LLC, and Verbatim Corporation (collectively “Downstream Respondents”). In the ITC Complaint, Spansion alleges that Samsung and Downstream Respondents infringe United States Patent Nos. 6,380,029, 6,080,639, 6,376,877, and 5,715,194 (the “Asserted Patents”), which are owned by Spansion, through the unlawful importation into the United States of certain Samsung flash memory chips. The complaint seeks a permanent general exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States the Samsung chips that infringe any of the Asserted Patents, and all products produced by Downstream Respondents that contain such chips. The complaint also seeks a permanent cease and desist order pursuant to section 337(f) of the Tariff Act of 1930, as amended, prohibiting Samsung and Downstream Respondents from importing, selling for importation, using, offering for sale, selling after importation, building inventory for distribution, distributing, licensing, or otherwise transferring within the United States, Samsung chips that the Asserted Patents, and/or products containing such chips. On December 18, 2008 the ITC instituted an investigation pursuant to 19 U.S.C. § 1337, entitled In the Matter of Certain Flash Memory Chips and Products Containing Same, Inv. No. 337-TA-664, identifying Samsung and Downstream Respondents (“Respondents”) as respondents. On December 19, 2008, Administrative Law Judge Charles E. Bullock set a target date for completion of the ITC Investigation of April 19, 2010, and set the hearing to begin July 27, 2009. Subsequently, on February 9, 2009, Judge Bullock extended the target date for the investigation to June 18, 2010, and re-set the hearing to begin on September 28, 2009. Each of the Respondents has entered an appearance and answered the complaint. On January 30, 2009, the parties submitted their respective discovery statements, which included proposed discovery schedules, to Judge Bullock. On March 12, 2009, this action was stayed pending U.S. Bankruptcy Court approval of a settlement agreement between Spansion and Samsung. On June 2, 2009, the U.S. Bankruptcy Court entered an order denying Spansion’s motion seeking approval of the settlement agreement. As a result of the failure of the U.S. Bankruptcy Court to approve the settlement agreement, Spansion’s case against Samsung in the ITC has resumed. On June 30, 2009, the judge in the ITC investigation entered an order extending to January 18, 2011 the target date for completion of the investigation, setting the trial date for April 19, 2010, and issuing a new procedural schedule. On October 16, 2009 the judge in the ITC investigation entered an order modifying the procedural schedule setting the trial date for May 3, 2010. Discovery in this case is ongoing. A Markman hearing was held on November 10, 2009. No order has been issued as a result of the Markman hearing.

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

Samsung v. Spansion Japan Ltd.

On January 28, 2009, Samsung filed two patent infringement actions in the Tokyo District Court in Japan against Spansion Japan Ltd. (“Spansion Japan”) alleging that certain flash memory chips manufactured or sold by Spansion Japan infringe certain Japanese patents allegedly owned by Samsung. The actions allege infringement of Japanese patents JP 3834189 and JP 3505324 respectively. The two actions have been consolidated for trial. The complaints seek both injunctive relief and damages. On March 31, 2009, this action by Samsung against Spansion Japan was stayed pending approvals of the U.S. Bankruptcy Court and the Tokyo District Court of a settlement agreement between Spansion and Samsung.

On April 7, 2009, Spansion announced that it had settled its patent infringement litigation with Samsung including the proceedings referenced above. As part of the settlement, Samsung agreed to pay Spansion $70 million and both parties exchanged rights in their patent portfolios in the form of licenses and covenants subject to a confidential settlement agreement. The settlement was subject to Bankruptcy Court approval in both the U.S. and Japan and, if approved, would end the patent disputes between the two companies. On May 18, 2009, the U.S. Bankruptcy Court held a hearing to review Spansion’s motion for approval of the settlement. On June 2, 2009, the U.S. Bankruptcy Court entered an order denying Spansion’s motion seeking approval of the settlement agreement. By its terms, the settlement agreement has been terminated automatically as a result of the failure of the U.S. Bankruptcy Court to approve the settlement agreement by June 2, 2009 (sixty days from when Spansion filed a motion seeking U.S. Bankruptcy Court approval). In addition, as a result of the failure of the U.S. Bankruptcy Court to approve settlement agreement, the action by Samsung against Spansion Japan is no longer stayed, and the cases in the U.S. District Court and the ITC have resumed. A technical hearing was held on December 18, 2009, and a subsequent hearing occurred on January 28, 2010. Additional briefing has been requested by the court, the next of which is due March 1, 2010.

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

Samsung v. Spansion International, Inc.

On July 31, 2009, Samsung Electronics Co., Ltd. commenced an action in the Fourth Civil Division of the Federal Court in Dusseldorf, Germany against Spansion International, Inc. and other third parties alleging patent infringement since March 2, 2009 of German patent DE 693 27 499 T2 (EP 0 591 009 B1). The action seeks damages in the amount of € 500,000 (approximately $703,460 as of December 27, 2009). An initial hearing to establish the schedule for the case was set for October 20, 2009. On September 4, 2009, Spansion filed a motion seeking to enforce the automatic stay as to this action, and on November 4, 2009, the U.S. Bankruptcy Court issued an order granting Spansion’s motion to stay this action.

Cabreros, et al. v. Spansion LLC, et al.

On March 6, 2009, Wesley Cabreros and David Refuerzo, individually and on behalf of other persons similarly situated, filed a complaint in the U.S. Bankruptcy Court, Adversary Proceeding No. 09-50409, for alleged violations of both the California WARN Act and Federal WARN Act against Spansion LLC and Spansion Inc. In addition to seeking class certification, the complaint seeks damages, costs and attorneys’ fees. The complaint also seeks payment of 11 U.S.C. § 503 priority claims in favor of the plaintiffs and other similarly situated former employees for their unpaid wages, salary, commissions, bonuses, accrued holiday pay, accrued vacation pay, pension and 401(K) contributions and other ERISA benefits, or a determination that the first $10,950 of the WARN Act claims are entitled to priority status under 11 U.S.C. 507(a)(4) and the remainder are unsecured claims. The plaintiffs also seek to recover attorneys’ fees and costs as allowed priority claims under 11 U.S.C. § 503. On July 22, 2009, the U.S. Bankruptcy Court certified the class. On October 6, 2009, the parties engaged in a mediation and reached an agreement in principle to settle the litigation conditioned upon U.S. Bankruptcy Court approval. As of December 27, 2009, the Company had accrued the settlement amount of $8.6 million, which was included in liabilities subject to comprise.

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

Market Price of Common Stock

From December 15, 2005 until May 6, 2009, our Common Stock traded on the NASDAQ Global Select Market under the symbol “SPSN.” As described below, we were delisted from the NASDAQ Stock Market on May 7, 2009. After our delisting, our Common Stock has been quoted on The Pink Sheets under the symbol “SPSNQ.PK.”

The following table sets forth the high and low per shares sales prices for our Common Stock for fiscal 2009 and fiscal 2008 as reported on the NASDAQ Global Select Market through May 6, 2009, and the high and low bid prices as reported on The Pink Sheets commencing on May 7, 2009. Over the counter market quotations reflect interdealer prices, without retail marked-up, marked-down or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 27, 2009
Fourth Quarter	$0.55	$0.06
Third Quarter	$0.33	$0.07
Second Quarter	$0.32	$0.05
First Quarter	$0.23	$0.01

	High	Low
Fiscal Year Ended December 28, 2008
Fourth Quarter	$1.69	$0.19
Third Quarter	$3.05	$1.56
Second Quarter	$3.70	$2.25
First Quarter	$4.29	$2.10

As of February 8, 2010, there were 21 holders of record of our Common Stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing sale price of our Common Stock on February 5, 2010 was $0.09 per share.

We currently do not plan to pay dividends on shares of our common stock in the foreseeable future and are currently prohibited from doing so in specific circumstances under agreements governing our borrowing arrangements.

On March 4, 2009, we received notice of a determination of the NASDAQ Listing Qualifications Department to delist our common stock from trading on the NASDAQ Global Select Market because of the Chapter 11 Cases. On March 16, 2009, we received an additional notice of a determination for our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. On April 16, 2009, we received an additional notice of a determination that our failure to pay certain fees in accordance with NASDAQ Marketplace Rule 5210(d) is an additional basis for delisting our securities from the NASDAQ Global Select Market. On April 23, 2009, we attended a hearing to contest these delisting determinations. On May 5, 2009, NASDAQ denied our request for continued listing on The NASDAQ Stock Market and it suspended trading of shares of our common stock effective at the open of business on Thursday, May 7, 2009, pursuant to an application on Form 25-NSE filed with the Securities and Exchange Commission. We did not request a review of this decision. Since delisting, our common stock has been publicly traded on the Pink Sheets with ticker symbol “SPSNQ.PK.” However, because trading on the Pink Sheets requires a market maker to quote our common stock, trading on the Pink Sheets is not within our control and could be discontinued at any time if no market maker is willing to offer a quote.

The information under the caption “Equity Compensation Plan Information” in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Spansion under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 16, 2005 (the date our Common Stock commenced trading) through December 27, 2009 of the cumulative total return for our Common Stock, The Nasdaq Market Index and the S&P 500 Semiconductors Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Market Index and the S&P 500 Semiconductors Index assume reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Fiscal years in the table below included 52 weeks each, except for fiscal 2006, which included 53 weeks.

	Year Ended December 27, 2009	Year Ended December 28, 2008(1)	Year Ended December 30, 2007(1)	Year Ended December 31, 2006(1)	Year Ended December 25, 2005
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,059,408	$1,630,573	$1,627,253	$1,310,479	$—
Net sales to related parties/members	351,245	651,230	873,560	1,268,795	2,002,805

Total net sales	1,410,653	2,281,803	2,500,813	2,579,274	2,002,805
Cost of sales	1,103,757	2,193,345	2,065,143	2,063,639	1,809,929

Gross profit	306,896	88,458	435,670	515,635	192,876
Other expenses:
Research and development	136,449	431,808	436,785	342,033	292,926
Sales, general and administrative	216,298	253,878	239,317	264,358	184,833
In-process research and development	—	10,800	—	—	—
Restructuring charges	46,852	11,161	—	—	—
Asset impairment charges(3)	12,538	1,652,622	—	—	—

Operating loss before reorganization items	(105,241)	(2,271,811)	(240,432)	(90,756)	(284,883)
Interest and other income, net	4,038	5,200	32,595	11,681	3,173
Interest expense(5)	(50,976)	(105,536)	(87,460)	(74,156)	(45,032)
Gain on deconsolidation of subsidiary(6)	30,100	—	—	—	—

Loss before reorganization items and income taxes	(122,079)	(2,372,147)	(295,297)	(153,231)	(326,742)
Reorganization items	(391,383)	—	—	—	—

Loss before income taxes	(513,462)	(2,372,147)	(295,297)	(153,231)	(326,742)
(Provision) benefit for income taxes(4)	(597)	(62,865)	25,144	2,215	22,626

Net loss	$(514,059)	$(2,435,012)	$(270,153)	$(151,016)	$(304,116)

Net loss per common share
Basic and diluted(2)	$(3.18)	$(15.69)	$(2.00)	$(1.17)	$(4.15)
Shares used in per share calculation:
Basic and diluted(2)	161,847	155,162	134,924	128,965	73,311

	December 27, 2009	December 28, 2008(1)	December 30, 2007(1)	December 31, 2006(1)	December 25, 2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$425,238	$116,387	$415,742	$885,769	$725,816
Working capital (deficit)	553,023	(1,183,337)	592,518	1,085,027	881,902
Total assets	1,437,977	1,773,872	3,813,863	3,547,726	3,301,965
Long-term debt and capital lease obligations, including current portion, short term note, and notes payable to banks under revolving loans	64,150	1,442,782	1,294,189	1,004,036	759,613
Liabilities subject to compromise	987,127	—	—	—	—
Total stockholders’ equity (deficit)	(857,693)	(450,647)	1,737,810	1,957,780	1,921,977

(1)	Statement of operations and balance sheet data for these periods have been adjusted to reflect the change in accounting for our Exchangeable Senior Subordinated Debentures as described in Note 4 of Notes to Consolidated Financial Statements.
(2)	Diluted net loss per share is computed using the weighted-average number of common shares and excludes potential common shares, as their effect is anti-dilutive.
(3)	The asset impairment charge for fiscal 2009 includes pre-tax impairment on an equity investment and loan to an investee. The asset impairment charge for fiscal 2008 includes pre-tax impairment related to long-lived assets held for use of $1.6 billion, and impairment related to goodwill and intangible assets of $20.8 million and $53.5 million, respectively.
(4)	The provision for income taxes in fiscal 2009 includes a decrease of $457.9 million in valuation allowances against deferred tax assets in our Japanese subsidiary resulting from the deconsolidation of our Japanese subsidiary in March 2009. However, the decrease in the amount of deferred tax assets had no impact on the provision for income taxes since the deferred tax assets had a full valuation allowance. The provision for income taxes in fiscal 2008 includes an increase of $462.6 million in valuation allowances against deferred tax assets in foreign jurisdictions. This increase occurred because we did not believe it was more likely than not that these deferred tax assets would be realized in these jurisdictions. The increase in valuation allowance resulted in a $64.5 million income tax expense associated with deferred tax assets of Spansion Japan.
(5)	Contractual interest expense for the year ended December 27, 2009 was $89.4 million.
(6)	The gain on deconsolidation of subsidiary represents the difference between the carrying value of our investment in and receivables from Spansion Japan immediately before deconsolidation and the estimated fair value of our retained non-controlling interest in Spansion Japan, which was zero then and as of December 27, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of December 27, 2009 and December 28, 2008 and for the fiscal years ended December 27, 2009, December 28, 2008 and December 30, 2007, which are elsewhere in this Annual Report on Form10-K.

Executive Summary

Historically, one-half or more of our revenues came from the cell phone manufacturers, or the “wireless,” market. Over the last decade the dynamics of that market changed as a result of increasing feature sets that drove an increased need for data storage that favored an implementation of NAND over NOR architectures, and a consolidation of cell phone manufacturers. At the same time, customers constituting a large portion of demand for NOR flash memory demanded increasing investment in engineering and leading edge wafer manufacturing capability, as well as ever faster decreases in the prices for products. These changes eroded our profitability to unsustainable levels.

Shortly after entering bankruptcy proceedings we began exiting a large portion of the wireless market. While this significantly reduced our revenue, it allowed us to dramatically reduce our engineering spending without impairing our ability to compete in other markets. Our exit from a large portion of the wireless market, related reductions in development spending and capital expenditures, combined with other cost reductions including disposal of manufacturing facilities, enabled us to begin generating significant cash flow. Ultimately, we achieved modest profitability in the later quarters of 2009 even as our revenues contracted approximately forty percent from historical run-rates.

We continue to have leading market share and remain dedicated to, and focused on, the “embedded” market, i.e., the market for NOR Flash memory used for code storage in industrial, consumer, communications, gaming, and automotive applications. We intend to continue to selectively engage in portions of the wireless market where we can do so advantageously. We believe that though the embedded market is mature and will grow more slowly than some other sectors of the semiconductor industry, we can compete successfully with our continued focus on providing best in class customer service, quality and reliability, and solutions engineering. We believe we can mitigate the historical and anticipated trend of rapid selling price reductions by serving applications with growing unit demand, migrating customers to higher density and more feature-rich devices, capturing market share, and expanding our product offerings.

Creditor Protection Proceedings

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

On February 10, 2009, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan), filed a proceeding under the Corporate Reorganization Law (Kaisha Kosei Ho) of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding), and the Tokyo District Court approved the filing of the Spansion Japan Proceeding on March 3, 2009 (the Commencement Date), and appointed the incumbent representative director of Spansion Japan as trustee.

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

Spansion Japan Deconsolidation

As discussed in Note 3 of Notes to Consolidated Financial Statements, in the section entitled, “Basis of Presentation and Going Concern,” effective March 3, 2009, we are no longer deemed to have control over Spansion Japan for financial reporting purposes. Prior to March 3, 2009, the results of Spansion Japan were included in our condensed consolidated financial statements, and subsequent to March 3, 2009, the results of Spansion Japan are not included in our consolidated financial statements. Accordingly, our operating results and financial position for year ended December 27, 2009 are not fully comparable to prior periods. Furthermore, the deconsolidation resulted in material decrease in reported consolidated cash; inventory; property, plant and equipment and debt as of December 27, 2009 as compared with those consolidated balances at December 28, 2008. As of March 3, 2009, Spansion Japan cash; inventory; property, plant and equipment and debt was approximately $52.1 million, $57.3 million, $253.3 million and $376.8 million, respectively.

Plan of Reorganization

On October 26, 2009, we filed with the U.S. Bankruptcy Court a proposed Plan of Reorganization, together with an accompanying Disclosure Statement. On each of November 25, 2009 and December 9, 2009, we filed an amended proposed Plan of Reorganization together with an accompanying amended Disclosure Statement. On December 17, 2009, we filed a Second Amended Joint Plan of Reorganization Dated December 16, 2009 (as the same may be amended from time to time, the “Plan of Reorganization”) and accompanying amended Disclosure Statement. The Plan of Reorganization provides for an equitable distribution to holders of allowed claims in certain classes of creditors, preserves the value of the Debtors’ businesses as going concerns and preserves employment. The Plan of Reorganization, if accepted by the requisite majorities of one or more of the affected class of creditors and approved by the U.S. Bankruptcy Court (and any applicable appellate courts if the order of the U.S. Bankruptcy Court approving the Plan of Reorganization is appealed), would be binding on all creditors within each affected class, including those that did not vote to accept the proposal. The ultimate recovery to creditors will not be determined until the Plan of Reorganization has been effectuated and all claims have been fully adjudicated or resolved.

Under the Plan of Reorganization, the Debtors will be reorganized (Reorganized Debtors) through the consummation of several transactions in which new securities of the Reorganized Debtors will be issued and distributed in accordance with the Plan of Reorganization. These transactions will include:

•

the distribution of cash, new senior notes or cash raised through a rights offering and/or debt issuance, providing that such cash is raised no later than the confirmation date for the Plan of Reorganization, to holders of the Company’s existing Floating Rate Notes;

•	the distribution of new Spansion common stock to holders of general unsecured claims;

•	the cancellation of Spansion Inc.’s existing equity securities, including all shares of Common Stock and existing options to purchase shares of Common Stock; and

•	the retention of the assets of the Debtors in the reorganized Debtors.

The Plan of Reorganization provides for the treatment of claims of creditors on a “waterfall” basis that allocates value to the Debtors’ creditors and stockholders in accordance with the priorities of the Bankruptcy Code. Pursuant to the Plan of Reorganization, allowed administrative claims and priority tax claims would be paid in full in cash or cash equivalents. Other allowed secured claims would be reinstated, paid in full in cash or have the collateral securing such claims returned to the secured creditor. Allowed unsecured convenience claims (in amount equal to, less than or reduced to $2,000) would be paid in full in cash. Any remaining value would be distributed on a pro rata basis, subject to any applicable subordination agreements, to holders of allowed unsecured claims (other than certain claims, including claims based on non-compensatory damages and penalties and intercompany claims) in the form of new Spansion common stock. Under the Plan of Reorganization, our current stockholders will not be entitled to any recovery, making such shares of common stock valueless.

As set forth in the Second Amended Disclosure Statement, the Debtors have assumed that allowed claims will range from approximately $1.6 billion to approximately $2.1 billion after completion of the claims objection, reconciliation and resolution process. In addition to the range specified above, Spansion Japan has asserted that it has been damaged as a result of the foundry agreement rejection in an amount of approximately $761.2 million. As of December 27, 2009, we accrued expected allowed claims totaling $1.8 billion classified as liabilities subject to compromise in the accompanying balance sheet. If the expected amount of allowed claims increases over the amount currently accrued, we will record additional reorganization expense in the period of such determination. Because disputed claims have not yet been finally adjudicated, and the Debtors’ total enterprise value upon emergence has not yet been finally determined, no assurances can be given that actual recoveries to creditors and interest holders will not be materially higher or lower than proposed in the Plan of Reorganization.

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

The Plan of Reorganization will become effective only if it is confirmed by the U.S. Bankruptcy Court. The objection deadline with respect to the Plan of Reorganization occurred January 26, 2010, subject to extensions agreed to by the Debtors for certain parties. The voting deadline with respect to the Plan of Reorganization was February 8, 2010. The confirmation hearing in the U.S. Bankruptcy Court is scheduled to begin on February 24, 2010. If the U.S. Bankruptcy Court confirms the Plan of Reorganization, the Debtors expect to emerge from Chapter 11 shortly thereafter. However, there can be no assurance that the Debtors will be successful in obtaining the necessary votes to approve the Plan of Reorganization, that the U.S. Bankruptcy Court will confirm the Plan of Reorganization or that it will be implemented successfully.

Business Relationship with Spansion Japan and Foundry Agreement

Spansion Japan is now managed by a trustee appointed by the Tokyo District Court and is subject to the general supervision of the Tokyo District Court and a court–appointed supervisory attorney. As a result, and in accordance with U.S. GAAP, the financial results of Spansion Japan are no longer included in our consolidated financial results for periods beginning March 3, 2009. Because Spansion Japan’s results are still consolidated for periods prior to March 3, 2009, we do not believe that a comparison of financial results spanning this date is meaningful. The effect of the deconsolidation at March 3, 2009 was a $30.1 million gain representing the difference between the carrying value of our investment in Spansion Japan and the fair value of our retained non-controlling interest in Spansion Japan, which was valued at zero.

Spansion Japan facilitates distribution of our products in Japan and also manufactures and supplies sorted and unsorted silicon wafers to us. The wafers purchased from Spansion Japan are a material component of our “cost of goods sold,” and historically the wafer prices were governed by a foundry agreement. We believe that the prices under the foundry agreement greatly exceeded the amounts that the U.S. Bankruptcy Court would have required us to pay for wafers purchased during the period from February 9, 2009 (20 days prior to the Petition Date) through October 27, 2009. We and Spansion Japan mutually agreed to pricing terms for purchases following October 27, 2009.

After our efforts to renegotiate the prices under the foundry agreement proved unsuccessful, we filed a motion with the U.S. Bankruptcy Court in October 2009 to reject the foundry agreement because the foundry agreement was no longer consistent with the business plan. An order rejecting the foundry agreement was issued by the U.S. Bankruptcy Court on November 19, 2009. As a result, there was no valid contract establishing pricing for the wafers we received from Spansion Japan from February 9, 2009 through October 27, 2009, which we refer to in this Report as the “Disputed Period.”

On January 8, 2010, we reached an agreement in principle (the Settlement) with Spansion Japan to (i) acquire Spansion Japan’s distribution business; (ii) obtain foundry services, including wafer and sort services, from Spansion Japan; and (iii) resolve our dispute with Spansion Japan relating to pricing of wafers purchased during the Disputed Period. The Settlement remains subject to the completion of definitive agreements. On January 29, 2010, the U.S. Bankruptcy Court and on February 1, 2010, the Tokyo District Court approved the Settlement. We expect the definitive agreements implementing the Settlement to be executed in February 2010 and to provide for, among other things, the following material terms

•	Payment to Spansion Japan of approximately $45 million during the four quarters of fiscal 2010;

•

Agreement to purchase from Spansion Japan (i) a minimum of 10 billion yen (equivalent to $109.5 million as of December 27, 2009) of wafers over the next six quarters, and (ii) sort services during the six-quarter period with both sort services and wafer production to be subject to normal and customary foundry performance conditions;

•	The purchase of Spansion Japan’s distribution and research and development business located in Kawasaki, Japan for approximately $12.5 million;

•

The claims of the Debtors against Spansion Japan arising prior to February 9, 2009 will be deemed allowed unsecured non-priority claims in the Spansion Japan’s corporate reorganization proceeding, but the Debtors will not be entitled to receive any distribution on account of such claims;

•	Spansion Japan shall retain its rejection damage claims against the Debtors in respect of the rejection of the Foundry Agreement, subject to our various defenses described in further detail below; and

•	All other claims of Spansion Japan and the Debtors against each other shall be expunged, released and satisfied.

On January 15, 2010, Spansion Japan filed a general unsecured proof of claim in the U.S. Bankruptcy Court asserting that it has been damaged in the amount of approximately $761 million as a result of the November 19, 2009 foundry agreement rejection order. We believe we have strong defenses to Spansion Japan’s assertion, and we intend to vigorously contest this matter. An award of damages resulting from the rejection of the foundry agreement could impact our future earnings. However, under the Plan of Reorganization, Spansion Japan would not be entitled to any recovery on such proof of claim. Nonetheless, if the U.S. Bankruptcy Court found that such claim were more appropriately classified as a general unsecured claim in Class 5B of the Plan of Reorganization, Spansion Japan would be entitled at most to its pro-rata distribution of new Spansion common stock.

Although we have agreed to the Settlement with Spansion Japan of certain issues outlined in this Report, there is risk in continuing to do business with Spansion Japan due to the uncertainty of whether Spansion Japan will successfully reorganize. The current deadline for Spansion Japan to submit a plan of reorganization to the Tokyo District Court is February 24, 2010. We can provide no assurance that Spansion Japan’s plan of reorganization will be approved, or that Spansion Japan will not be liquidated. As a result, we have plans to either replace with in-house capabilities the services that Spansion Japan provides or to utilize another third party for such services in order to mitigate the impact that would result if for any reason Spansion Japan reduced its supply of, or ceased supplying, the goods and services to us. Nevertheless, a sudden and unanticipated reduction or cessation of the supply of goods and services from Spansion Japan would likely be disruptive and have an adverse impact on our results of operations and that impact could be material.

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

The accompanying consolidated financial statements reflect the accounting, presentation and disclosure requirements for companies in reorganization under the U.S. Bankruptcy Code. Accordingly, liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheet. The ultimate amount of and settlement terms for our pre-petition liabilities are dependent on the outcome of Chapter 11 Cases and, accordingly, are not presently determinable. Professional fees associated with the Chapter 11 Cases and certain gains and losses resulting from reorganization of our business have been reported separately as reorganization items. In addition, interest expense has been reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed priority, secured or unsecured claim under the Chapter 11 Cases and interest income earned during the Chapter 11 Cases is reported as a reorganization item.

Furthermore, as discussed in Note 3 of Notes to Consolidated Financial Statements in the section entitled, “Basis of Presentation and Going Concern,” effective March 3, 2009, we have deconsolidated Spansion Japan because, as a result of the Spansion Japan Proceeding whereby a trustee was appointed by the court on March 3, 2009, and despite our 100 percent ownership interest, we are no longer deemed to control Spansion Japan effective March 3, 2009. Upon deconsolidation, we recorded a gain of $30.1 million. The gain represents the difference between the carrying value of our investment in and net receivables from Spansion Japan immediately before deconsolidation and the estimated fair value of our retained non-controlling interest in Spansion Japan (zero). Since March 3, 2009, we have accounted for our interest in Spansion Japan as a cost basis investment. The results of operations of Spansion Japan after March 3, 2009 are not included in our consolidated operating results and the carrying value of the cost basis investment at December 27, 2009 was zero.

With the exception of Spansion Japan as described above, the consolidated financial statements include all of our accounts and those of our wholly owned subsidiaries, and all intercompany accounts and transactions have been eliminated.

We use a 52- to 53-week fiscal year ending on the last Sunday in December. The years ended December 27, 2009, December 28, 2008 and December 30, 2007 each consisted of 52 weeks.

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

Fresh Start Accounting

Upon emergence from Chapter 11, in accordance with U.S. GAAP, we will implement fresh start accounting, which will entail the implementation of the Plan of Reorganization and the revaluation of our assets and liabilities to their estimated fair values as of the emergence date. As a result, we anticipate the balance sheet upon emergence to be significantly different from the balance sheet as of December 27, 2009. For example, fresh start accounting will encompass the accounting for the cancellation of existing debt and equity plans, implementation of new debt and new equity plans, elimination of the accumulated deficit, reduction of pre-petition liabilities, establishing a new cost basis for fixed assets including the elimination of accumulated depreciation, establishing valuation and recognition of intangible assets that are not currently reported and possible inventory revaluation adjustments. In addition, our operational results in the reporting period upon emergence will be split into predecessor and successor accounting periods. We anticipate reporting a significant reorganization gain in the predecessor period as a result of the reduction of pre-petition liabilities. Changes in the fair values of other assets and liabilities due to fresh start accounting will also be reflected in the predecessor income statement. The successor period income statements will therefore only reflect the operational results post-emergence from bankruptcy periods.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. As a result of the Creditor Protection Proceedings, the realization of assets and liquidation of liabilities are subject to uncertainty. The Plan of Reorganization could materially change the amounts and classifications reported in the consolidated financial statements in future filings. However, the accompanying consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that may occur as a consequence of confirmation of the Plan of Reorganization.

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

Our manufacturing processes are vertical in nature and we have had multiple foundry, assembly and test facilities. As a result, the cash flows of our assets and liabilities below the entity level are not largely independent of one another and we concluded impairment should be evaluated at the single entity-wide asset group (i.e., consolidated Spansion) level. Fair value is determined by discounted future cash flows, appraisals or other methods. Significant judgment is involved in estimating future cash flows and deriving the discount rate to apply to the estimated future cash flows and in evaluating the results of appraisals or other valuation methods. If the asset (asset group) determined to be impaired is to be held and used, we recognize an impairment loss through a charge to our operating results which also reduces the carrying basis of the related asset or assets in an asset group. The adjusted carrying value of the related asset (asset group) establishes a new cost basis and accumulated depreciation is reset to zero. The asset (asset group) is depreciated or amortized over the remaining estimated useful life of the asset. We also must make subjective judgments regarding the remaining useful life of the asset. If the asset (asset group) determined to be impaired is held for sale, we measure the new carrying value of the asset (asset group) at fair value less estimated cost to dispose, with the impairment loss being charged to operations.

Liabilities Subject to Compromise

Liabilities subject to compromise includes certain pre-petition liabilities recorded on our consolidated balance sheet at the Petition Date. In addition, we also reflect as liabilities subject to compromise estimates of expected allowed claims relating to liabilities for rejected and repudiated contracts, guarantees, litigation, accounts payable and accrued liabilities, debt and other liabilities. These expected allowed claims require management to estimate the claim amount that will be allowed by the U.S. Bankruptcy Court prior to the U.S. Bankruptcy Court’s ruling on the individual claims. These estimates are based on reviews of claimant’s supporting material, obligations to mitigate such claims, and assessments by management and third party advisors. Although these estimates are based on the best available information, amounts approved by the U.S. Bankruptcy Court may be materially different from previous estimates and could require adjustments to the estimated claims or liabilities to be recognized in the period in which such new information becomes available.

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

We estimate volatility based on our recent historical volatility and the volatilities of our competitors who are in the same industry sector with similar characteristics (guideline companies) because of the lack of historical realized volatility data on our business. We have used the simplified calculation of expected life since our initial public offering on December 21, 2005 and continue to use this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of share options since our initial public offering. If we determined that another method used to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant. In addition, we are required to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Prior to the fourth quarter of fiscal 2007, we did not have sufficient historical forfeiture experience related to our own stock-based awards and therefore, estimated our forfeitures based on the average of our own fiscal 2006 forfeiture rate and historical forfeiture rates for Advanced Micro Devices, Inc. (AMD), as we believed these forfeiture rates to be the most indicative of our own expected forfeiture rate. Beginning the fourth quarter of fiscal 2007, we estimated forfeitures based on a four-year weighted average of our own forfeiture rates. These estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. We write off inventories that we consider obsolete and adjust remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. If we anticipate future demand or market conditions to be less favorable than our previous projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the write-down is made. This would have a negative impact on our gross margin in that period. We recorded an inventory write down of approximately $253.2 million in the fourth quarter of fiscal 2008 as a result of a weak economic outlook and an associated reduction in demand from previous forecasts. This contributed to an 11 percent decrease in gross margin in fiscal 2008. A continued weak economy could lead to additional write downs of inventory. If in any period we are able to sell inventories that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

Spansion Japan Wafer Pricing

Due to the rejection of the foundry agreement by the U.S. Bankruptcy Court on November 19, 2009, there is no valid contract establishing pricing for the wafers we have received from Spansion Japan from February 9, 2009 through October 27, 2009. We believe that under the U.S. Bankruptcy Code, Spansion Japan is only entitled to receive the actual, necessary costs and expenses of preserving the Company’s bankruptcy estate. We believe that this means that Spansion Japan is only entitled to receive the value to the Company for wafers shipped from February 9, 2009 through October 27, 2009. Accordingly, we estimated the value of the wafers purchased from Spansion Japan during this period based on: (i) the report of an independent consultant, (ii) third party foundries interested in supplying the Company’s wafer needs, (iii) the terms of the mutually agreed pricing with Spansion Japan subsequent to October 27, 2009.

Revenue Recognition for Distribution Arrangements

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

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of December 27, 2009 and December 28, 2008 are as follows:

	December 27, 2009	December 28, 2008
	(in thousands)
Deferred revenue	$90,465	$62,183
Less: deferred costs of sales	(36,308)	(31,845)

Deferred income on shipments(1)	$54,157	$30,338

(1)	The deferred income of $63.0 million and $35.3 million on the consolidated balance sheet as of December 27, 2009 and December 28, 2008 included $8.8 million and $4.9 million of defered revenue related to our licensing revenue that was excluded in the table above, respectively.

Our distributors provide us with periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We use estimates and apply judgments to reconcile distributors’ reported inventories to their activities.

Fair Value of Auction Rate Securities and Put Option

At December 27, 2009, we held $100.3 million of Auction Rate Securities (ARS) valued at fair value ($107.1 million at par). The ARS, for which the underlying assets are student loans, have credit ratings of AAA and Aaa (see Note 4 of Notes to Consolidated Financial Statements).

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

At December 27, 2009, there was insufficient observable ARS market information available to determine the fair value of our ARS investments. Therefore, we estimated the fair values of our ARS investments at December 27, 2009 using a discounted cash flow (DCF) methodology. Significant assumptions considered in the

DCF models were the credit quality of the instruments, the percentage and the types of guarantees (such as FFELP), the probability of the auction succeeding or the security being called prior to final maturity, and an illiquidity discount factor. The key assumptions used in the discounted cash flow analysis to determine the fair values as of December 27, 2009 were the discount factor to be applied and the period over which the cash flows would be expected to occur. The discount factor used was based on the three-month LIBOR (0.25 percent as of December 27, 2009) adjusted by 85 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of the valuation. In addition, the discount factor was incrementally adjusted for an illiquidity discount of 125 bps to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. We applied this discount factor over the expected life of the estimated cash flows of our ARS with projected interest income of 1.36 percent per annum. The projected interest income is based on a trailing 12-month average 91-day T-bill rate at 0.16 percent as of December 27, 2009 plus 120 bps, which is the average annual yield of our ARS assuming auctions continue to fail.

We used a DCF model to estimate the fair value of our put option as of December 27, 2009. The valuation model is based on the following key assumptions:

•	A discount rate based on the 6-month U.S. Treasury Bill Rate (0.17 percent as of December 27, 2009), adjusted by 50 bps to reflect the credit risk associated with the put option; and

•	An expected life of 6 months.

If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, and the estimated discount rates, especially the illiquidity discount rate, applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined as of December 27, 2009.

Please see Part II, Item 1A “Risk Factors” and Note 19 of Notes to Consolidated Financial Statements for more information on our ARS and put option.

Results of Operations

Total Net Sales for Fiscal 2009, Fiscal 2008 and Fiscal 2007

The following is a summary of our total net sales for fiscal 2009, fiscal 2008 and fiscal 2007.

	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
	(in thousands)
Total net sales	$1,410,653	$2,281,803	$2,500,813

Total Net Sales Comparison for Fiscal 2009 and Fiscal 2008

Total net sales in fiscal 2009 decreased 38 percent compared to total net sales in fiscal 2008. The decrease in total net sales was primarily attributable to a 34 percent decrease in unit shipments. The decrease in unit shipments was largely due to (i) a decrease in customer demand for our products, spurred by a worldwide decrease in demand for Flash memory in addition to loss of business as a result of our filing for bankruptcy, and (ii) our strategic decision to exit large portion of the wireless market. Partially offsetting the decrease in overall demand was an increase in customer purchases of buffer inventory in the period just prior to and after commencement of the Chapter 11 Cases. We believe that total net sales in the first six months of fiscal 2009 included approximately $40.0 million of such purchases. We also believe that customers began using this buffer inventory in the second half of fiscal 2009 and will continue to do so into fiscal 2010, which we believe could adversely impact our total net sales by approximately $5.0 million to $10.0 million per quarter over this period.

Total Net Sales Comparison for Fiscal 2008 and Fiscal 2007

Total net sales in fiscal 2008 decreased nine percent compared to total net sales in fiscal 2007. The decrease in total net sales was primarily attributable to an approximately six percent decrease in unit shipments and an approximately three percent decrease in blended ASPs. The decrease in unit shipments was primarily due to a sharp decline in the Japanese wireless market and a significant deterioration in the macroeconomic environment in the fourth quarter of fiscal 2008. This caused a decline in the worldwide demand for consumer goods, and consequently a reduction in demand for our products. The decrease in blended ASPs was primarily the result of price declines in the overall Flash memory market during fiscal 2008.

Gross Margin; Operating Expenses; Interest and Other Income, Net; Interest Expense and Income Tax (Provision) Benefit

The following is a summary of gross margin; operating expenses; interest and other income, net; interest expense and income tax (provision) benefit for fiscal 2009, fiscal 2008 and fiscal 2007.

	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
	(in thousands)
Net sales	$1,410,653	$2,281,803	$2,500,813
Cost of sales	1,103,757	2,193,345	2,065,143
Gross margin	22%	4%	17%
Research and development	136,449	431,808	436,785
Sales, general and administrative	216,298	253,878	239,317
In-process research and development	—	10,800	—
Restructuring charges	46,852	11,161	—
Asset impairment charges	12,538	1,652,622	—
Operating loss	(105,241)	(2,271,811)	(240,432)
Gain on deconsolidation of subsidiary	30,100	—	—
Interest and other income, net	4,038	5,200	32,595
Interest expense	(50,976)	(105,536)	(87,460)
Reorganization items	(391,383)	—	—
Income tax (provision) benefit	(597)	(62,865)	25,144

Gross margin

Our gross margin increased by approximately 18 percent in fiscal 2009 compared to gross margin in fiscal 2008. Our gross margin in fiscal 2008 was lower primarily due to (i) the $253.2 million write-down of inventory in 2008, which is described below and (ii) certain fixed overhead costs and underutilization charges relating primarily to an advanced wafer fabrication facility in Aizu-Wakamatsu, Japan (SP1) in fiscal 2008 that did not fully reoccur in fiscal 2009 because we deconsolidated Spansion Japan in the first quarter of fiscal 2009. Gross margin in fiscal 2009 was also higher due to a decrease in depreciation expense resulting from the impairment of certain manufacturing assets at the end of fiscal 2008. The increase in gross margin due to the aforesaid factors was partially offset by lower revenues in 2009 and an increase in fixed manufacturing costs resulting from the underutilization of our factories, primarily in the first quarter of fiscal 2009.

The decrease in gross margin in fiscal 2008 compared to gross margin in fiscal 2007 was primarily due to a $253.2 million inventory write-down as a result of a weak economic outlook and an associated reduction in customer demand from previous forecasts during the fourth quarter of fiscal 2008, the impact of our exit of 90-nanometer content delivery business resulting in a $13 million charge to gross margin, an increase in our manufacturing costs related to SP1, and an approximately three percent decline in our blended ASP during the fourth quarter of fiscal 2008. The $253.2 million inventory write-down negatively impacted gross margin in fiscal 2008 by 11 percent. The overall decrease in gross margin was partially offset by our cost reduction efforts, improvement of cumulative product yields, reduction of test time and better pricing from suppliers. The gross margin for fiscal 2008 and fiscal 2007 included a portion of the gain recognized from the sale of JV1 and JV2, our two wafer fabrication facilities in Aizu-Wakamatsu, Japan.

Research and development

Research and development expenses decreased by approximately 68 percent in fiscal 2009 compared to fiscal 2008. The decrease in research and development expenses was primarily due to: (i) labor cost savings of approximately $96.4 million from shutdowns, furloughs and workforce reductions, and materials cost and technology savings of approximately $32.0 million, resulting from our continued efforts to reduce costs and conserve cash in fiscal 2009; (ii) a decrease of approximately $57.1 million in depreciation expense resulting from the impairment of certain long-lived assets at the end of fiscal 2008, which significantly reduced the cost basis of our depreciable assets; (iii) a decrease of approximately $49.9 million in research and development expenses related to Spansion Japan as a result of the deconsolidation; (iv) a decrease of approximately $31.3 million attributable to the shutdown of our Submicron Development Center, or SDC in April 2009; (v) a decrease of approximately $17.8 million in outside services including engineering, software and consulting services and travel expenses; and (vi) a decrease of approximately $5.7 million research and development expenses related to Saifun as a result of its workforce reduction.

Research and development expenses of approximately $431.8 million in fiscal 2008 reflected a decrease of one percent compared to approximately $436.8 million in fiscal 2007. The decrease in research and development expense in fiscal 2008 was primarily due to a decrease of approximately $22.6 million in development costs related to SP1 and Fab 25 and a decrease of approximately $4.7 million due to lower intellectual property and software license related expense and other outside services including recruitment, consulting and other services. The decrease was partially offset by an increase of approximately $15.6 million of research and development expenses related to Saifun and an increase of approximately $7.6 million of labor costs primarily related to the development of our next generation MirrorBit technology.

Sales, general and administrative

Sales, general and administrative expenses in fiscal 2009 decreased by approximately 15 percent compared to fiscal 2008. The decrease in sales, general and administrative expenses in fiscal 2009 was primarily due to: (i) labor cost savings of approximately $27.4 million from workforce reductions; (ii) a decrease of approximately $20.7 million in professional services fees; and (iii) a decrease of approximately $6.8 million in travel expenses and $8.6 million in other miscellaneous operating expenses including reductions in building cost, supplies, repair, employee training and development, and telecommunication expenses. Further, as a result of the deconsolidation, sales, general and administrative expenses attributable to Spansion Japan decreased to $4.3 million for fiscal 2009, from $27.3 million for fiscal 2008.

The decrease in sales, general and administrative expenses was partially offset by an increase of approximately $19.8 million in provisions for doubtful accounts and approximately $43.2 million in provisions for litigation and other related matters, which occurred in the first quarter of fiscal 2009.

Sales, general and administrative expenses in fiscal 2008 increased five percent compared to fiscal 2007. The increase in sales, general and administrative expenses in fiscal 2008 was primarily due to higher legal fees and expenses, primarily related to litigation, and the inclusion of sales, general and administrative expenses related to the operations of Saifun. The higher legal fees and expenses represented approximately 71 percent of the increase in our total sales, general and administrative expenses in fiscal 2008.

In-process research and development (IPR&D)

In the first quarter of fiscal 2008, we expensed $10.8 million of IPR&D charges in connection with the acquisition of Saifun. Projects that qualify as IPR&D are those that have not reached technological feasibility and have no alternative future use at the time of the acquisition. We did not have a similar charge during fiscal 2009.

Restructuring charges

In fiscal 2009, we implemented various restructuring measures, including workforce reductions of approximately 3,200. The related restructuring charges, primarily comprised of severance costs and other related costs, were approximately $46.9 million for fiscal 2009.

In fiscal 2008, we incurred approximately $11.2 million of restructuring charges. We did not have similar charges in fiscal years prior to 2008.

Asset impairment charges

We recorded an impairment charge of approximately $12.5 million in the fourth quarter of fiscal 2009 primarily due to impairment of our equity investment in and loan to an investee. We recorded an impairment charge of approximately $1.6 billion in the fourth quarter of fiscal 2008. Reduced unit demand resulted in factory underutilization, lower prices, negative margins and together these effects resulted in a lower fair value for our plant and equipment than their then current carrying value. Furthermore, we determined that the carrying values of goodwill and intangible assets from our Saifun acquisition exceeded fair value. The impairment charges were comprised of impairments of property, plant and equipment (approximately $1,578.4 million), goodwill (approximately $20.8 million) and intangible assets (approximately $53.5 million).

Gain on deconsolidation of subsidiary

Effective March 3, 2009, we deconsolidated Spansion Japan because, despite our 100 percent ownership interest, we are no longer deemed to control Spansion Japan as a result of the appointment of a trustee in the Spansion Japan Proceeding. The gain recognized upon deconsolidation of Spansion Japan was approximately $30.1 million gain, which represents the difference between the carrying value of our investment in and receivables from Spansion Japan immediately before deconsolidation and the estimated fair value of our retained non-controlling interest in Spansion Japan, which was zero then and as of December 27, 2009. We did not have a similar gain during fiscal 2008 or fiscal 2007.

Interest and other income, net

Interest and other income, net, decreased by approximately $1.2 million in fiscal 2009 compared to fiscal 2008. The decrease in interest and other income, net, was mainly due to the combined effect of decreases in our invested cash, cash equivalents and auction rate securities balances, and a decrease in our average investment portfolio yield of approximately 1.9 percent.

Interest and other income, net, decreased by $27.4 million in fiscal 2008 compared to fiscal 2007, primarily due to the combined effect of decreases in our invested cash, cash equivalents and marketable securities balances, and a decrease in our average investment portfolio yield of approximately 2.7 percent. In addition, we recorded a charge of approximately $3.3 million due to other than temporary impairment of our auction rate securities. The decrease in interest and other income, net, in fiscal 2008 as compared to fiscal 2007 was also due to the recognition of approximately $7.5 million of gain from the sale of land in Malaysia in the second quarter of fiscal 2007, which was partially offset by approximately $3.4 million of loss from an early extinguishment of debt in the same period.

Interest expense

Interest expense decreased by approximately $54.6 million in fiscal 2009 as compared to fiscal 2008. The decrease in interest expense was primarily due to the following decreases:

•

approximately $32.2 million in interest expense for Senior Notes and Exchangeable Senior Subordinated Debentures as interest expense on these obligations was only accrued through the Petition Date pursuant to the accounting guidance for entities in reorganization, wherein interest expense is recognized during reorganization only to the extent the underlying debt is well secured or the interest will be paid;

•	approximately $13.8 million in interest expense for the Senior Secured Floating Rate Notes, resulting from lower interest rates;

•	approximately $11.2 million in interest expense for Spansion Japan, resulting from the deconsolidation; and

•

approximately $9.2 million in interest expense due to capital lease rejections as a result of reorganization efforts and the cessation of amortization of debt discount and financing costs since the Petition Date pursuant to the accounting guidance for entities in reorganization.

These decreases were partially offset by (i) approximately $6.5 million of capitalized interest related to the financing of SP1for the first quarter of fiscal 2008, while no such interest was capitalized for the corresponding period in fiscal 2009 and (ii) an increase of approximately $3.6 million in interest expense due to accrued interest for liabilities to Spansion Japan.

The average interest rate on our debt portfolio was 3.44 percent in fiscal 2009 as compared to 6.14 percent for fiscal 2008.

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

Reorganization items

Reorganization items for fiscal 2009 were comprised of a provision for expected allowed claims of approximately $354.9 million related primarily to rejection or repudiation of executory contracts and leases and the effects of approved settlements and approximately $37.1 million for professional fees. No such charges were incurred in fiscal 2008 and fiscal 2007.

Income tax (provision) benefit

We recorded income tax expense of approximately $0.6 million in fiscal 2009 compared to approximately $62.9 million in fiscal 2008, and approximately $25.1 million of income tax benefit in fiscal 2007.

Income tax expense recorded for fiscal 2009 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily due to our inability to benefit from U.S. operating losses due to lack of a history of earnings, and income that was earned and tax effected in foreign jurisdictions with different tax rates.

The income tax expense recorded for fiscal 2008 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily because we cannot benefit from U.S. operating losses due to lack of a history of earnings, an increase of $64.5 million in the valuation allowance associated with deferred tax assets of Spansion Japan, and income that was earned and tax effected in foreign jurisdictions with different tax rates.

The increase of $64.5 million in the valuation allowance associated with deferred tax assets of Spansion Japan was recorded due to change in our judgment about the ability to realize our Japanese deferred tax assets and the filing of the Spansion Japan Proceeding. We believe it is now more likely than not that these deferred tax assets will be realized in these jurisdictions.

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

As of December 27, 2009, we recorded a valuation allowance of approximately $723.3 million against our U.S. deferred tax assets, net of deferred tax liabilities. This valuation allowance offsets all of our net U.S. deferred tax assets. As of December 27, 2009 we have also recorded valuation allowances of approximately $38.5 million against various foreign deferred tax assets for which we believe it is now more likely than not that they will be realized.

Contractual Obligations

The following table summarizes our contractual obligations at December 27, 2009. The table is supplemented by the discussion following the table. Contractual obligations associated with long-term debt and interest payments are expected to change significantly as a result of the Chapter 11 Cases.

	Total	2010	2011	2012	2013	2014	2015 and Beyond
	(in thousands)
Long-term debt, subject to compromise:
Senior Secured Floating Rate Notes	$625,000	$625,000	$—	$—	$—	$—	$—
Senior Notes	250,000	250,000	—	—	—	—	—
Exchangeable Senior Subordinated Debentures	207,000	207,000	—	—	—	—	—
Short-term debt, not subject to compromise: UBS loan secured by auction rate securities	64,150	64,150	—	—	—	—	—
Capital lease obligations, subject to compromise	18,861	12,148	6,713	—	—	—	—
Other long term liabilities, subject to compromise(2)	19,710	9,337	7,305	3,068	—	—	—
Operating leases	6,553	4,344	2,004	205	—	—	—
Unconditional purchase commitments(1)	59,781	46,457	10,763	2,561	—	—	—

Total contractual obligations(3)	$1,251,055	$1,218,436	$26,785	$5,834	$—	$—	$—

(1)	Unconditional purchase commitments (UPC) include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are related principally to inventory and other items. UPCs exclude agreements that are cancelable without penalty. The table above excludes the payments we expect to pay to Spansion Japan in connection with the Settlement in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in Business Relationships with Spansion Japan and Foundry Agreement.
(2)	The other long term liabilities subject to compromise represent payment commitments under long term software license agreements with vendors.
(3)	Total contractual obligations excludes interest payments of approximately $5.3 million per quarter on the Senior Secured Floating Rate Notes that will be paid until emergence from bankruptcy.

Senior Secured Floating Rate Notes

In May 2007, Spansion LLC, our wholly owned operating company subsidiary, issued $625.0 million aggregate principal amount of the Senior Secured Floating Rate Notes due 2013 (the Notes). Interest on the Notes accrues at a rate per annum, reset quarterly, equal to the 3-month LIBOR plus 3.125 percent. Interest is payable on March 1, June 1, September 1 and December 1 of each year beginning September 1, 2007 until the maturity date of June 1, 2013. As of December 27, 2009, the Notes bear interest at approximately 3.38 percent.

In connection with the issuance of the Notes, we, Spansion LLC and Spansion Technology Inc. executed a pledge and security agreement pursuant to which and subject to exceptions specified therein, the Notes are secured by a first priority lien on all of Spansion LLC’s inventory (excluding returned inventory), equipment and real property and proceeds thereof (excluding receivables or proceeds arising from sales of inventory in the ordinary course of business), presently owned or acquired in the future by Spansion LLC and by each of the current and any future guarantors. The Notes are also secured by a second-priority lien that is junior to the liens securing Spansion LLC’s Senior Secured Revolving Credit Facility agreement, as amended, on substantially all other real and personal property and proceeds thereof, including receivables or proceeds arising from sales of inventory in the ordinary course of business presently owned or acquired in the future by us and by each of the current and any future guarantors. The Notes are further secured by certain deeds of trust related to real property owned by Spansion LLC in California and Texas. As of December 27, 2009, the Notes are collateralized by a first priority lien on our inventory and property, plant and equipment with a total net book value of approximately $375.6 million, and by a second priority lien on our accounts receivables with a net book value of approximately $130.6 million.

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

The Spansion Japan Proceedings constituted an event of default under the terms of the Notes, causing acceleration of the outstanding obligations under the Notes.

Senior Notes

On December 21, 2005, we completed an offering of $250 million aggregate principal amount of 11.25% Senior Notes due 2016. The Senior Notes were issued at 90.302 percent of face value, resulting in net proceeds to us of approximately $218.1 million after deducting the initial purchasers’ discount and estimated offering expenses. The Senior Notes are general unsecured senior obligations of Spansion LLC and will rank equal in right of payment with any of our existing and future senior debt. Interest is payable on January 15 and July 15 of each year beginning July 15, 2006 until the maturity date of January 15, 2016.

On February 14, 2009, we defaulted under the Senior Notes Indenture by failing to make an interest payment within the thirty-day cure period, and the Senior Notes became automatically due and payable.

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

Union Bank of Switzerland (UBS AG) Loan Secured by Auction Rate Securities

On December 29, 2008, we entered into a Credit Line Agreement (the UBS Credit Line) with UBS that provides up to an aggregate amount of up to $85.0 million in the form of an uncommitted revolving line of credit, which is secured by the auction rate securities currently held by us. Variable rate advances under the UBS Credit Line bear interest at a variable rate equal to the lesser of: (a) LIBOR, plus a percentage rate between 1.250 percent to 2.750 percent, depending on the amount of the advance, and (b) the then applicable weighted average rate of interest or dividend rate paid to us by the issuer of the auction rate securities, and in each case, such interest rate is subject to adjustment at any time and from time to time to reflect changes in the composition of the auction rate securities.

The UBS Credit Line also provides, among other things, that:

•	UBS may demand full or partial payment of the credit line at its sole discretion and without cause at any time; and

•	UBS may at any time in its sole discretion terminate and cancel the credit line;

provided, however, that UBS is required to provide to us alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events (including the Chapter 11 Cases) or the customer relationship between UBS and us is terminated for cause by UBS.

As of December 27, 2009, the amount outstanding under the UBS Loan was approximately $64.1 million. This amount bears interest at approximately 1.2 percent as of December 27, 2009.

Obligations under Capital Leases

As of December 27, 2009 we had aggregate outstanding capital lease obligations, net of imputed interest, of approximately $18.9 million. The aggregate weighted average interest rate for these capital lease obligations was 10.6 percent. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2011. Leased assets consist principally of machinery and equipment.

During fiscal 2009, we submitted various motions to the U.S. Bankruptcy Court seeking rejection of certain equipment leases with future principal and interest payments of approximately $54.5 million through 2011, all of which have been approved by the U.S. Bankruptcy Court.

Liquidity and Capital Resources

Historically, we concentrated much of our cash balances in Spansion LLC, our U.S. operating subsidiary, to maximize efficiency and investment returns, and deployed our cash throughout the enterprise through a variety of intercompany borrowing and transfer pricing arrangements. In addition, we were able to freely transfer funds to, from and among subsidiaries, as needed. As a result of the Creditor Protection Proceedings, cash in the various consolidated entities is generally available to fund operations in their respective jurisdictions, but generally is not available to be freely transferred to or among subsidiaries other than for normal course intercompany trade and pursuant to U.S. Bankruptcy Court-approved agreements as highlighted below. Assuming the approval of the Plan of Reorganization by the U.S. Bankruptcy Court and our emergence from Chapter 11 proceedings, we believe we have sufficient cash resources to fund our ongoing operations for the next twelve months.

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

We have commenced several initiatives to generate cost reductions and increase positive cash flow. In fiscal 2009, we implemented workforce reductions of approximately 3,200 employees, resulting in cash charges of approximately $28.9 million associated with employee termination benefits. We also conducted reviews of our real estate and other property leases, equipment leases and agreements, supplier and customer contracts and general discretionary spending with the goal of achieving further cash savings through renegotiation or cancellation of certain contracts.

Our cash and cash equivalents totaled $324.9 million at the end of fiscal 2009, substantially all of which is held in demand deposit accounts at U.S. banks. Substantially all of our consolidated cash is held by Spansion LLC.

We have entered into a number of agreements to raise money to finance emergence-related expenditures and post emergence operations as follows:

Rights Offering

Pursuant to the Plan of Reorganization, the holders of certain allowed claims were offered the right to purchase a total of 12,974,496 shares of our Common Stock upon emergence from bankruptcy (or approximately 19% of the total number of new Spansion common stock expected to be outstanding upon emergence from bankruptcy under the Plan of Reorganization) at a price of $8.43 per share (Rights Offering). The number of shares available to each eligible claimant is based on each claimant’s proportionate deemed allowed claim. On January 25, 2010, we entered into a Backstop Rights Purchase Agreement with SLS Spansion Holdings, LLC, a Delaware limited liability company, and Silver Lake Sumeru Fund, L.P., a Delaware limited partnership (collectively, the Backstop Party) whereby SLS Spansion Holdings, LLC agreed to purchase all Rights Offered Shares offered pursuant to the Rights Offering but not otherwise subscribed for by the Rights Offering participants.

As of February 11, 2010, approximately $80.1 million has been received from Rights Offering participants in a segregated bank account or an escrow account and will be released to us upon emergence from bankruptcy assuming all conditions precedent to closing, mostly customary to such transaction, are met.

Senior Secured Term Loan

We have engaged Barclays Capital and Morgan Stanley Senior Funding, Inc. to arrange a $450 million Senior Secured Term Loan facility (Term Loan Facility). This facility will be secured by our assets including, among other items, a first priority lien on property, plant and equipment and inventory, and a second priority lien on accounts receivable and cash.

The proceeds of the Term Loan Facility, together with cash proceeds from the rights offering and other sources of cash available to us, will be used as follows: (i) payment of approximately $633 million to fully discharge the claims of holders of the Senior Secured Floating Rate Notes, (ii) payment of Administrative Expense Claims and Priority Claims (each as defined in the Plan of Reorganization) and (iii) payment of fees and expenses related to the Term Loan Facility.

The Term Loan Facility will, based on certain agreed upon thresholds, require net cash proceeds from asset sales or other dispositions of property, extraordinary cash receipts, and other future cash flows to be used to prepay the outstanding balance of the Term Loan. Voluntary prepayments of borrowings will be permitted in whole or in part, in minimum principal amounts to be agreed upon, at any time on or prior to the first anniversary of the Closing Date at a price equal to 101% of the principal amount of such borrowings being prepaid plus all accrued and unpaid interest plus breakage costs, if any, and thereafter at any time without premium or penalty.

Under the terms of the Term Loan Facility, we will be subject to a number of covenants, including a minimum interest coverage ratio, a maximum leverage ratio and maximum permitted capital expenditures.

The Term Loan Facility closed on February 9, 2010 and funds are held in escrow until the conditions to account release are met, which include, among other things, the U.S. Bankruptcy Court’s final Confirmation and Approval Orders, a Consolidated Funded Indebtedness to Consolidated pro forma EBITDA ratio of no greater than 2.10 to 1.00, certain minimum liquidity requirements, credit rating by an accredited agency and the receipt of at least $105 million from the Rights Offering.

Senior Revolving Credit Facility

In order to fund fees and expenses associated with the Chapter 11 Cases as well as ongoing working capital needs upon emergence, we have engaged Bank of America and other financial institutions for a post-confirmation senior revolving credit facility (the Proposed Facility) in an aggregate amount of up to $65 million.

Available amounts for borrowing under this credit facility are limited to 85 percent of eligible accounts receivable, plus the lesser of (i) $10 million and (ii) 25 percent of eligible foreign accounts receivable, net of reserves.

Funding is subject to a number of conditions, including a minimum liquidity level of $100 million and confirmation of the Plan of Reorganization by the U.S. Bankruptcy court on or before March 31, 2010.

This Proposed Facility would require us to maintain a minimum quarterly fixed charge coverage ratio exceeding 1.00 to 1.00 on a trailing twelve month basis if our domestic cash balance falls below $40 million.

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

Financial Condition (Sources and Uses of Cash)

Our cash and cash equivalents consisted of cash and investments in money market funds and totaled approximately $324.9 million as of December 27, 2009. We are subject to certain restrictions on our ability to use our cash as a result of the Chapter 11 Cases.

Our cash flows for fiscal 2009, fiscal 2008 and fiscal 2007 are summarized as follows:

	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
	(in thousands)
Net cash provided by operating activities	$236,549	$262,552	$216,339
Net cash used in investing activities	(62,833)	(331,746)	(1,015,741)
Net cash provided by financing activities	37,895	8,752	250,377
Effect of exchange rate changes on cash	(3,095)	(22,263)	(11,677)

Net increase (decrease) in cash and cash equivalents	$208,516	$(82,705)	$(560,702)

Net Cash Provided by Operating Activities

While our net loss was $514.1 million, we generated $236.5 million in cash from operating activities in fiscal 2009, due to significant non-cash items and changes in operating assets and liabilities. Non-cash items primarily consisted of $168.4 million of depreciation and amortization, $14.0 million of asset impairment charges, $19.8 million of provisions for doubtful accounts,, and $12.4 million of stock compensation costs, and the $30.1 million of gain from the deconsolidation of Spansion Japan. The approximately $629.4 million increase in accounts payable and accrued liabilities was primarily due to the various liabilities subject to compromise provided in connection with the Chapter 11 Cases. The approximately $180.6 million decrease in inventories was primarily due to the reduction of production at our factories in our effort to minimize cash outlays in the first quarter of fiscal 2009, the effects of deconsolidation of Spansion Japan and our strategic decision to exit a large portion of the wireless market. The approximately $248.4 million increase in receivables primarily reflects sales to Spansion Japan, which were eliminated on consolidation at the end of the prior year, but not as of December 27, 2009 due to the deconsolidation.

While our net loss was $2.435 billion, we generated $262.6 million in cash from operating activities in fiscal 2008, due to significant non-cash items and changes in operating assets and liabilities. Non-cash items included in the net loss consisted primarily of approximately $644.5 million of depreciation and amortization, and in-process research and development write-off, approximately $1.7 billion of asset impairment charges, and approximately $21.6 million in stock compensation costs. The net changes in operating assets and liabilities in fiscal 2008 consisted primarily of a decrease in accounts receivables of approximately $141.2 million due to a decline in net sales as a result of the adverse market conditions and a decrease in inventory of approximately $204.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $62.8 million in fiscal 2009, primarily comprised of cash reduction of approximately $52.1 million related to the deconsolidation of Spansion Japan, capital expenditures of approximately $29.7 million, decrease in cash of $10.4 million related to the sale of the Suzhou assembly and test facility, and a loan (investment) of approximately $5.3 million made to an investee in January 2009 pursuant to terms of an existing contractual obligation, partially offset by proceeds of $14.8 million from redemptions of ARS and proceeds of $15.5 million from the sale of our Suzhou assembly and test facility.

Net cash used in investing activities in fiscal 2008 was approximately $331.7 million, which consisted of approximately $430.8 million of capital expenditures used to purchase property, plant and equipment, principally related to our investment in 300-millimeter equipment at SP1 and in our SDC offset by a cash inflow of approximately $133.7 million from the maturities and sale of ARS.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in fiscal 2009 was primarily comprised of approximately $117.8 million from borrowings mainly under the UBS AG Loan and the Spansion Japan 2007 Revolving Credit Facility (borrowed prior to the Spansion Japan Proceeding), offset in part by approximately $79.9 million in repayments of debts, primarily the Senior Secured Revolving Credit Facility, UBS Loan Secured by ARS, and certain capital lease obligations.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. At December 27, 2009, we had approximately $324.9 million held in demand deposit accounts, approximately $100.3 million invested in ARS and a nominal amount invested in money market funds. The ARS provide for frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. With the exception of our ARS, our cash position is highly liquid and our exposure to interest rate risk is minimal.

As of December 27, 2009, approximately 41 percent of the principal amounts outstanding under our unrelated third party debt obligations were fixed rate, and approximately 59 percent of our total debt obligations were variable rate. Changes in interest rates associated with the variable rate portion of our debt could result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our contractual interest expense by approximately $6.9 million annually. The accounting guidance for entities in reorganization provides that interest should be reported only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured, or unsecured claim. On that basis, as of the Petition Date we ceased accruing interest on our Senior Notes and Exchangeable Senior Subordinated Debentures.

We continually monitor market conditions and may enter into hedges if deemed appropriate. We do not currently have any hedges of interest rate risk in place. We do not use derivative financial instruments for speculative or trading purposes.

Default Risk

In accordance with U.S. Bankruptcy Court orders, we currently invest our cash balances only in deposit accounts primarily at U.S. banks. In addition, we continue to hold investments in ARS that are collateral for a loan. In the event that the Plan of Reorganization is approved by the U.S. Bankruptcy Court and we emerge from Chapter 11 we may broaden our investment portfolio. In such case, we will mitigate default risk in our investment portfolio by investing in only the highest credit quality securities and by constantly re-positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer or guarantor.

We intend to actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that our policy is to invest only in highly-rated securities with relatively short maturities and we do not invest in securities we believe involve a higher degree of risk.

In November 2008, we accepted an offer to participate in an auction rate securities settlement from UBS, providing us the right, but not the obligation, to sell to UBS up to 100 percent of our ARS at par, commencing June 30, 2010. Our right to sell the ARS to UBS commencing June 30, 2010 through July 2, 2012 represents a put option for a payment equal to the par value of the ARS. At December 27, 2009, the total fair value of ARS and the put option was approximately $107.1 million, which was the par value of the ARS. However, there is no assurance that UBS will ultimately have the ability to repurchase our ARS at par or at any other price during the put period described above.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 27, 2009 and comparable fair values as of December 28, 2008:

	2010	2011	2012	2013	2014	Thereafter	Total	2009 Fair value	2008 Fair value
	(in thousands, except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted-average rate	—	—	—	—	—	—	—
Variable rate amounts	$20	$—	$—	$—	$—	$—	$20	$20	$74,100
Weighted-average rate	0.30%	—	—	—	—	—	0.30%
Short Term Investment:
Variable rate amounts	$107,125	$—	$—	$—	$—	$—	$107,125	$107,125	$—
Weighted-average rate	1.66%	—	—	—	—	—	1.66%

Total Investment Portfolio	$107,145	$—	$—	$—	$—	$—	$107,145	107,145	$74,100

Debt Obligations
Debt—fixed rate amounts	$475,861	$—	$—	$—	$—	$—	$475,861	$368,146	$18,580
Weighted-average rate	0.33%	—	—	—	—	—	0.33%
Debt—variable rate amounts	$689,150	$—	$—	$—	$—	$—	$689,150	$696,963	$396,250
Weighted-average rate	3.18%	—	—	—	—	—	3.18%

Total Debt Obligations	$1,165,011	$—	$—	$—	$—	$—	$1,165,011	1,065,109	414,830

Foreign Exchange Risk

Historically, our sales, expenses, assets and liabilities denominated in Japanese yen and other foreign currencies were exposed to foreign currency exchange rate fluctuations. For example,

•	some of our manufacturing costs are denominated in Japanese yen, Chinese renminbi, and other foreign currencies such as the Thai baht and Malaysian ringgit;

•	sales of our products to Fujitsu are denominated in both US dollars and Japanese yen; and

•	some fixed asset purchases are denominated in Japanese yen and European Union euros.

However, with the deconsolidation of Spansion Japan, effective March 3, 2009, our exposure to foreign currency exchange rate fluctuations was significantly reduced.

As of December 27, 2009 and 2008, we did not have any foreign currency forward or option contracts outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spansion Inc.

(Debtor-in-Possession)

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 27, 2009	Year Ended December 28, 2008(1)	Year Ended December 30, 2007(1)
Net sales	$1,059,408	$1,630,573	$1,627,253
Net sales to related parties	351,245	651,230	873,560

Total net sales	1,410,653	2,281,803	2,500,813

Cost of sales (Note 10)	1,103,757	2,193,345	2,065,143
Research and development (Note 10)	136,449	431,808	436,785
Sales, general and administrative (Note 10)	216,298	253,878	239,317
In-process research and development	—	10,800	—
Restructuring charges (Note 20)	46,852	11,161	—
Asset impairment charges	12,538	1,652,622	—

Operating loss before reorganization items	(105,241)	(2,271,811)	(240,432)
Other income (expense):
Interest and other income, net	4,038	5,200	32,595
Interest expense(2)	(50,976)	(105,536)	(87,460)
Gain on deconsolidation of subsidiary	30,100	—	—

Loss before reorganization items and income taxes	(122,079)	(2,372,147)	(295,297)
Reorganization items	(391,383)	—	—

Loss before income taxes	(513,462)	(2,372,147)	(295,297)
(Provision) benefit for income taxes	(597)	(62,865)	25,144

Net loss	$(514,059)	$(2,435,012)	$(270,153)

Net loss per share:
Basic and diluted	$(3.18)	$(15.69)	$(2.00)

Shares used in per share calculation:
Basic and diluted	161,847	155,162	134,924

(1)	The Statements of Operations for these periods have been adjusted to reflect the change in accounting for the Company’s Exchangeable Senior Subordinated Debentures as described in Note 4.
(2)	Contractual interest expense for the year ended December 27, 2009 was $89,380.

See accompanying notes

Spansion Inc.

(Debtor-in-Possession)

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 27, 2009	December 28, 2008(1)
Assets

Current assets:
Cash and cash equivalents	$324,903	$116,387
Auction rate securities	100,335	—
Trade accounts receivable	129,174	134,347
Trade accounts receivable from related parties (Note 10)	366,602	111,448
Allowance for doubtful accounts	(56,408)	(10,354)

Trade accounts receivable, net	439,368	235,441
Other receivables	—	7,789
Other receivables from related parties (Note 10)	—	6,127
Inventories:
Raw materials	14,202	16,305
Work-in-process	112,469	264,393
Finished goods	15,052	98,459

Total inventories	141,723	379,157
Deferred income taxes	13,332	3,213
Prepaid expenses and other current assets	49,533	35,225

Total current assets	1,069,194	783,339
Property, plant and equipment:
Land	20,107	37,355
Buildings and leasehold improvements	117,553	181,843
Equipment	318,592	551,567
Construction in progress	14,345	24,265

Total property, plant and equipment	470,597	795,030
Accumulated depreciation and amortization	(147,887)	—

Property, plant and equipment, net	322,710	795,030
Auction rate securities	—	94,014
Other assets	46,073	101,489

Total assets	$1,437,977	$1,773,872

Liabilities and Stockholders’ Deficit

Current liabilities:
Notes payable to banks under revolving loans	$—	$105,687
Short-term note	64,150	—
Accounts payable	33,463	465,844
Accounts payable to related parties (Note 10)	221,211	74,592
Accrued compensation and benefits	21,630	60,412
Accrued liabilities to related parties (Note 10)	—	5,092
Other accrued liabilities	112,676	88,943
Income taxes payable	83	3,972
Deferred income	50,929	34,921
Deferred income to related parties (Note 10)	12,029	364
Current portion of long-term debt and obligations under capital leases	—	1,126,849

Total current liabilities	516,171	1,966,676

Spansion Inc.

(Debtor-in-Possession)

Consolidated Balance Sheets—(Continued)

(in thousands, except par value and share amounts)

	December 27, 2009	December 28, 2008(1)
Deferred income taxes	$13,405	$3,267
Long-term debt and capital lease obligations, less current portion	—	210,246
Other long-term liabilities	9,825	44,330

Total long-term liabilities	23,230	257,843
Liabilities subject to compromise	1,756,269	—

Total liabilities	2,295,670	2,224,519

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 714,999,998 shares authorized, 162,291,633 and 161,102,495 shares issued and outstanding as of December 27, 2009 and December 28, 2008 (Note 23)	162	161
Class B common stock, $0.001 par value, 1 share authorized, 0 share issued and outstanding (Note 23)	—	—
Class C common stock, $0.001 par value, 1 share authorized, 0 share issued and outstanding (Note 23)	—	—
Additional paid-in capital	2,484,320	2,471,902
Accumulated deficit	(3,342,370)	(2,997,589)
Accumulated other comprehensive income	195	74,879

Total stockholders’ deficit	(857,693)	(450,647)

Total liabilities and stockholders’ deficit	$1,437,977	$1,773,872

(1)	The balance sheet as of December 28, 2008 has been adjusted to reflect the change in accounting for the Company’s Exchangeable Senior Subordinated Debentures as described in Note 4.

See accompanying notes

Spansion Inc.

(Debtor-in-Possession)

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 27, 2009	Year Ended December 28, 2008(1)	Year Ended December 30, 2007(1)
Cash Flows from Operating Activities:
Net loss	$(514,059)	$(2,435,012)	$(270,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, and in-process research and development write-off	168,368	644,492	517,281
Asset impairment charges	14,045	1,652,622	—
Loss on pension curtailment	—	—	2,010
Loss on early extinguishment of debt	—	—	3,435
Provision for doubtful accounts	19,832	1,799	1,559
Provision (benefit) for deferred income taxes	18	49,887	(41,401)
Net loss (gain) on sale and disposal of property, plant, and equipment	76	(28,238)	(30,172)
Other than temporary impairment on marketable securities	—	3,270	—
Other than temporary impairment on investments	—	2,648	—
Gain on sale of marketable securities	—	(621)	—
Compensation recognized under employee stock plans	12,419	21,578	16,138
Gain on deconsolidation of subsidiary	(30,100)	—	—
Gain on sale of Suzhou plant	(4,669)	—	—
Loss from write-off of rejected capital leases and various licenses	3,090	—	—
Amortization of debt premium and discount, net	1,540	9,950	8,966
Changes in operating assets and liabilities, net of effects of deconsolidation of subsidiary and acquisition of Saifun:
(Increase) decrease in accounts receivable and other receivables	(248,352)	141,202	14,382
Decrease (increase) in inventories	180,569	204,713	(128,489)
(Increase) decrease in prepaid expenses and other current assets	(10,448)	14,799	(11,606)
Increase in other assets	(5,165)	(1,183)	(15,769)
Increase (decrease) in accounts payable, accrued liabilities, and accrued compensation	629,396	(4,720)	133,263
(Decrease) increase in income taxes payable	(2,708)	(9,846)	9,435
Increase (decrease) in deferred income to a related party	11,665	(218)	353
Increase (decrease) in deferred income	11,032	(4,570)	7,107

Net cash provided by operating activities	236,549	262,552	216,339

Spansion Inc.

(Debtor-in-Possession)

Consolidated Statements of Cash Flows—(Continued)

(in thousands)

	Year Ended December 27, 2009	Year Ended December 28, 2008(1)	Year Ended December 30, 2007(1)
Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	4,352	6,743	190,532
Purchases of property, plant and equipment	(29,713)	(430,831)	(1,115,598)
Business acquisition, net of cash acquired	—	733	—
Proceeds from maturity and sale of marketable securities	—	133,695	891,250
Purchases of marketable securities	—	(36,950)	(981,925)
Loan made to an investee	(5,263)	(5,136)	—
Cash proceeds from PTI due to sale of Suzhou plant	15,539	—	—
Proceeds from redemption of ARS	14,775	—	—
Cash decrease due to deconsolidation of subsidiary	(52,092)	—	—
Cash decreases due to the sale of Suzhou plant	(10,431)	—	—

Net cash used by investing activities	(62,833)	(331,746)	(1,015,741)

Cash Flows from Financing Activities:
Proceeds from borrowings, net of issuance costs	117,758	250,558	854,120
Payments on debt and capital lease obligations	(79,863)	(241,806)	(603,819)
Proceeds from issuance of common stock, net of offering costs	—	—	76

Net cash provided by financing activities	37,895	8,752	250,377

Effect of exchange rate changes on cash and cash equivalents	(3,095)	(22,263)	(11,677)

Net increase (decrease) in cash and cash equivalents	208,516	(82,705)	(560,702)
Cash and cash equivalents at the beginning of period	116,387	199,092	759,794

Cash and cash equivalents at end of period	$324,903	$116,387	$199,092

Supplemental Cash Flows Disclosures:
Interest paid (including $0, $0, $11,306 of interest related to obligations to related parties)	$38,638	$94,593	$95,392
Income taxes paid (refunded)	$2,845	$(15,155)	$9,650

Non-cash investing and financing activities:
Equipment capital leases	$—	$56,611	$—
Issuance of common stock and stock options to acquire Saifun	$—	$108,898	$—

(1)	The statements of cashflows for these periods have been adjusted to reflect the change in accounting for the Company’s Exchangeable Senior Subordinated Debentures as described in Note 4.

See accompanying notes

Spansion Inc.

(Debtor-in-Possession)

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2006	134,219	$134	$2,204,513	$(279,181)	$(79,706)	$1,845,760

Effect of change in accounting for convertible debt (Note 4)			115,273	(3,253)	—	112,020

Adjusted balance at December 31, 2006	134,219	134	2,319,786	(282,434)	(79,706)	1,957,780

Comprehensive loss:
Net loss(1)	—	—	—	(270,153)	—	(270,153)
Other comprehensive income:
Change in pension plan and post-retirement benefit, net of taxes of $0	—	—	—	—	2,269	2,269
Net change in cumulative translation adjustment	—	—	—	—	41,242	41,242

Total other comprehensive income	—	—	—	—	—	43,511

Total comprehensive loss	—	—	—	—	—	(226,642)
Effect of change in accounting for sabbatical leave	—	—	—	(10,150)	—	(10,150)
Effect of change in accounting for tax uncertainties	—	—	—	160	—	160
Adjustment to common stock issuance costs	—	—	466	—	—	466
Issuance of shares:
Vesting of RSUs	1,148	1	(1)	—	—	—
Exercise of options	5	—	60	—	—	60
Compensation recognized under employee stock plans	—	—	16,137	—	—	16,137

Balance at December 30, 2007	135,372	135	2,336,448	(562,577)	(36,195)	1,737,811

Comprehensive loss:
Net loss(1)	—	—	—	(2,435,012)	—	(2,435,012)
Other comprehensive income:
Net unrealized gain on investment	—	—	—	—	662	662
Change in pension plan and post-retirement benefit, net of taxes of $0	—	—	—	—	(34,985)	(34,985)
Net change in cumulative translation adjustment	—	—	—	—	145,397	145,397

Total other comprehensive income	—	—	—	—	—	111,074

Total comprehensive loss	—	—	—	—	—	(2,323,938)
Issuance of shares:
Vesting of RSUs	1,368	1	(1)	—	—	—
Exercise of options	26	—	1	—	—	1
Issuance of common stock to acquire Saifun	22,729	23	108,876	—	—	108,899
Issuance of common stock to purchase asset	1,608	2	4,998	—	—	5,000
Compensation recognized under employee stock plans	—	—	21,580	—	—	21,580

Balance at December 28, 2008	161,103	161	2,471,902	(2,997,589)	74,879	(450,647)

Spansion Inc.

(Debtor-in-Possession)

Consolidated Statements of Stockholders’ Equity (Deficit)—(Continued)

(in thousands)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Comprehensive loss:
Net loss	—	—	—	(514,059)	—	(514,059)
Other comprehensive income:
Net unrealized gain on investment	—	—	—	—	(465)	(465)
Change in pension plan and post-retirement benefit, net of taxes of $0	—	—	—	—	123	123
Net change in cumulative translation adjustment	—	—	—	—	(25,073)	(25,073)

Total other comprehensive loss						(25,415)

Total comprehensive loss						(539,474)
Effect of Spansion Japan deconsolidation	—	—	—	169,278	(49,269)	120,009
Issuance of shares:
Vesting of RSUs	1,027	1	—	—	—	1
Exercise of options	162	—	—	—	—	—
Compensation recognized under employee stock plans	—	—	12,418	—	—	12,418

Balance at December 27, 2009	162,292	$162	$2,484,320	$(3,342,370)	$195	$(857,693)

(1)	Net losses for these periods have been adjusted to reflect the change in accounting for the Company’s Exchangeable Senior Subordinated Debentures as described in Note 4.

See accompanying notes

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements

1. Nature of Operations

The Company

Spansion Inc. (the Company) is a semiconductor manufacturer headquartered in Sunnyvale, California, with research and development, manufacturing and assembly operations in the United States, Middle East, Europe and Asia. The Company designs, develops, manufactures, markets and sells Flash memory technology and solutions.

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

As of June 30, 2003, in order to expand their existing manufacturing venture, AMD and Fujitsu formed a limited liability company called FASL LLC and later renamed Spansion LLC. In addition to its 49.992 percent ownership in FASL, AMD contributed to Spansion LLC its Flash memory inventory, its wafer manufacturing facility located in Austin Texas, its Flash memory research and development facility (the Submicron Development Center (SDC)) located in Sunnyvale, California, and its Flash memory assembly and test facilities located in Thailand, Malaysia and China. Fujitsu contributed to Spansion LLC its 50.008 percent ownership interest in FASL, its Flash memory inventory and its Flash memory assembly and test facilities located in Malaysia. Both AMD and Fujitsu transferred employees to Spansion LLC to perform various research and development, marketing and administration functions. AMD and Fujitsu also provided working capital to Spansion LLC in the form of cash contributions and loans. As a result, Spansion LLC began manufacturing finished Flash memory devices which through the first fiscal quarter of fiscal 2006 were exclusively sold to AMD and Fujitsu. In the second quarter of fiscal 2006, the Company began selling its products directly to customers previously served by AMD (see Note 10).

On December 21, 2005, Spansion LLC was reorganized into Spansion Inc. and completed its underwritten initial public offering (IPO) of its Class A common stock.

2. Creditor Protection Proceedings

On February 10, 2009, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan), filed a proceeding under the Corporate Reorganization Law (Kaisha Kosei Ho) of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding), and the Tokyo District Court approved the filing of the Spansion Japan Proceeding on March 3, 2009 (the Commencement Date), and appointed the incumbent representative director of Spansion Japan as trustee.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

On March 1, 2009 (the Petition Date), Spansion Inc., Spansion Technology LLC, Spansion LLC, Spansion International, Inc., and Cerium Laboratories LLC (the Debtors) each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the Chapter 11 Cases). The Chapter 11 Cases are being jointly administered under Case No: 09-10690 (KJC). The Chapter 11 Cases, together with the Spansion Japan Proceeding are referred to collectively as the Creditor Protection Proceedings.

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

Plan of Reorganization

On October 26, 2009, the Company filed with the U.S. Bankruptcy Court a proposed Plan of Reorganization, together with an accompanying Disclosure Statement. On each of November 25, 2009 and December 9, 2009, the Company filed an amended proposed Plan of Reorganization together with an accompanying amended Disclosure Statement. On December 17, 2009, the Company filed a Second Amended Joint Plan of Reorganization Dated December 16, 2009 (as the same may be amended from time to time, the “Plan of Reorganization”) and accompanying amended Disclosure Statement. The Plan of Reorganization provides for an equitable distribution to holders of allowed claims in certain classes of creditors, preserves the value of the Debtors’ businesses as going concerns and preserves employment. The Plan of Reorganization, if accepted by the requisite majorities of one or more of the affected class of creditors and approved by the U.S. Bankruptcy Court (and any applicable appellate courts if the order of the U.S. Bankruptcy Court approving the Plan of Reorganization is approved), would be binding on all creditors within each affected class, including those that did not vote to accept the proposal. The ultimate recovery to creditors will not be determined until the Plan of Reorganization has been effectuated and all claims have been fully adjudicated or resolved.

Under the Plan of Reorganization, the Debtors will be reorganized (Reorganized Debtors) through the consummation of several transactions in which new securities of the Reorganized Debtors will be issued and distributed in accordance with the Plan of Reorganization. These transactions will include:

•

the distribution of cash, new senior notes or cash raised through a rights offering and/or debt issuance, providing that such cash is raised no later than the confirmation date for the Plan of Reorganization, to holders of the Company’s existing Floating Rate Notes;

•	the distribution of new Spansion common stock to holders of general unsecured claims;

•	the cancellation of Spansion Inc.’s existing equity securities, including all shares of Common Stock and existing options to purchase shares of Common Stock; and

•	the retention of the assets of the Debtors in the reorganized Debtors.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

The Plan of Reorganization provides for the treatment of claims of creditors on a “waterfall” basis that allocates value to the Debtors’ creditors and stockholders in accordance with the priorities of the Bankruptcy Code. Pursuant to the Plan of Reorganization, allowed administrative claims and priority tax claims would be paid in full in cash or cash equivalents. Other allowed secured claims would be reinstated, paid in full in cash, or have the collateral securing such claims returned to the secured creditor. Allowed unsecured convenience claims (in amount equal to, less than or reduced to $2,000) would be paid in full in cash. Any remaining value would be distributed on a pro rata basis, subject to any applicable subordination agreements, to holders of allowed unsecured claims (other than certain claims, including claims based on non-compensatory damages and penalties and intercompany claims) in the form of new Spansion common stock. Under the Plan of Reorganization, the Company’s current stockholders will not be entitled to any recovery, making such shares of common stock valueless.

As set forth in the Second Amended Disclosure Statement, the Debtors have assumed that allowed claims will range from approximately $1.6 billion to approximately $2.1 billion after completion of the claims objection, reconciliation and resolution process. In addition to the range specified above, Spansion Japan has asserted that it has been damaged as a result of the foundry agreement rejection in the amount of $761.2 million. As of December 27, 2009, the Company accrued expected allowed claims totaling approximately $1.8 billion classified as liabilities subject to compromise in the consolidated balance sheet. If the expected amount of allowed claims increases over the amount currently accrued, the Company will record additional reorganization expense in the period of such determination. Because disputed claims have not yet been finally adjudicated, and the Debtors’ total enterprise value upon emergence has not yet been finally determined, no assurances can be given that actual recoveries to creditors and interest holders will not be materially higher or lower than proposed in the Plan of Reorganization.

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

The Plan of Reorganization will become effective only if it is confirmed by the U.S. Bankruptcy Court. The objection deadline with respect to the Plan of Reorganization occurred January 26, 2010, subject to extensions agreed to by the Debtors for certain parties. The voting deadline with respect to the Plan of Reorganization was February 8, 2010. The confirmation hearing in the U.S. Bankruptcy Court is scheduled to begin on February 24, 2010. If the U.S. Bankruptcy Court confirms the Plan of Reorganization, the Debtors expect to emerge from Chapter 11 shortly thereafter. However, there can be no assurance that the Debtors will be successful in obtaining the necessary votes to approve the Plan of Reorganization, that the U.S. Bankruptcy Court will confirm the Plan of Reorganization or that it will be implemented successfully.

Business Relationship with Spansion Japan and Foundry Agreement

Spansion Japan is now managed by a trustee appointed by the Tokyo District Court and is subject to the general supervision of the Tokyo District Court and a court–appointed supervisory attorney. As a result, the financial results of Spansion Japan are no longer included in the Company’s consolidated financial results for periods beginning March 3, 2009.

Spansion Japan facilitates distribution of the Company’s products in Japan and also manufactures and supplies sorted and unsorted silicon wafers to the Company. The wafers purchased from Spansion Japan are a

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

material component of the Company’s “cost of goods sold,” and historically the wafer prices were governed by a foundry agreement. Management believes that the prices under the foundry agreement greatly exceeded the amounts that the U.S. Bankruptcy Court would have required the Company to pay for wafers purchased during the period from February 9, 2009 (20 days prior to the Petition Date) through October 27, 2009 (the Disputed Period). The Company and Spansion Japan mutually agreed to pricing terms for purchases following October 27, 2009.

After the Company’s efforts to renegotiate the prices for the Disputed Period proved unsuccessful, the Company filed a motion with the U.S. Bankruptcy Court in October 2009 to reject the foundry agreement because the foundry agreement was no longer consistent with the Company’s business plan. An order rejecting the foundry agreement was issued by the U.S. Bankruptcy Court on November 19, 2009. As a result, there was no valid contract establishing pricing for the wafers the Company received from Spansion Japan from February 9, 2009 through October 27, 2009.

On January 8, 2010, the Company reached an agreement in principle (the Settlement) with Spansion Japan to (i) acquire Spansion Japan’s distribution business; (ii) obtain foundry services, including wafer and sort services, from Spansion Japan; and (iii) resolve the Company’s dispute with Spansion Japan relating to pricing of wafers purchased during the Disputed Period. The Settlement remains subject to the completion of definitive agreements. On January 29, 2010, the U.S. Bankruptcy Court and on February 1, 2010, the Tokyo District Court approved the Settlement. The Company expects the definitive agreements implementing the Settlement to be executed in February 2010 and to provide for, among other things, the following material terms:

•	Payment to Spansion Japan of approximately $45 million during the four quarters of fiscal 2010

•

Agreement to purchase from Spansion Japan (i) a minimum of 10 billion yen (equivalent to $109.5 million as of December 27, 2009) of wafers over the next six quarters, and (ii) sort services during the six-quarter period with both sort services and wafer production to be subject to normal and customary foundry performance conditions;

•	The purchase of Spansion Japan’s distribution and research and development business located in Kawasaki, Japan for approximately $12.5 million;

•

The claims of the Debtors against Spansion Japan arising prior to February 9, 2009 will be deemed allowed unsecured non-priority claims in the Spansion Japan’s corporate reorganization proceeding, but the Debtors will not be entitled to receive any distribution on account of such claims;

•

Spansion Japan shall retain its rejection damage claims against the Debtors in respect of the rejection of the Foundry Agreement, subject to the Company’s various defenses described in further detail below; and

•	All other claims of Spansion Japan and the Debtors against each other shall be expunged, released and satisfied.

On January 15, 2010, Spansion Japan filed a general unsecured proof of claim in the U.S. Bankruptcy Court asserting that it has been damaged in the amount of approximately $761 million as a result of the November 19, 2009 foundry agreement rejection order. The Company believes that it has strong defenses to the amount of Spansion Japan’s proof of claim, and intends to vigorously contest this matter. An award of damages resulting from the rejection of the foundry agreement could impact our future earnings. However, under the Company’s proposed Plan of Reorganization, Spansion Japan would not be entitled to any recovery on such proof of claim. Nonetheless, if the U.S. Bankruptcy Court found that such claim were more appropriately classified as a general

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

unsecured claim in Class 5B of the Company’s Plan of Reorganization, Spansion Japan would be entitled, at most, to its pro-rata distribution of new Spansion common stock.

3. Basis of Presentation

Basis of Presentation and Going Concern

The consolidated financial statements have been prepared under U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for the Chapter 11 Companies and are presented on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Chapter 11 Cases have provided the Company with a period of time to stabilize its current operations and financial condition and develop the Plan of Reorganization, which incorporates the Company’s current standalone business strategy focused on the market for embedded applications and licensing of its intellectual property portfolio. This Plan of Reorganization does not contemplate liquidation of Spansion. Accordingly, the Company believes these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of Chapter 11 Cases; therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, it is not possible to predict whether the actions taken in the Plan of Reorganization or any other reorganization will result in improvements to the Company’s financial condition sufficient to allow it to continue as a going concern. Accordingly, substantial doubt exists as to whether the Company will be able to continue as a going concern.

The consolidated financial statements do not purport to reflect or provide for the outcome of the Chapter 11 Cases. In particular, such consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that will ultimately be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholders accounts, the effect of any changes that may be made in the Company’s capitalization; or (d) as to operations, the effect of any changes that may be made in the Company’s business.

The consolidated financial statements reflect the accounting, presentation, and disclosure requirements now codified in FASB Accounting Standards Codification Topic 852, Reorganization. Accordingly, liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheet. The ultimate amount of and settlement terms for the Company’s pre-petition liabilities are dependent on the outcome of the Chapter 11 Cases and, accordingly, are not presently determinable. Professional fees associated with the Chapter 11 Cases and certain gains and losses resulting from reorganization of the Company’s business have been reported separately as reorganization items in the consolidated statement of operations. In addition, interest expense has been reported only to the extent that it will be paid subsequent to the Petition Date or that it is probable that it will be an allowed priority, secured or unsecured claim under the Chapter 11 Cases and interest income earned subsequent to the Petition Date is reported as a reorganization item.

Furthermore, effective as of March 3, 2009, the Company no longer controls Spansion Japan due to the appointment of a trustee in the Spansion Japan Proceeding on March 3, 2009. Upon deconsolidation, the Company recorded a gain of $30.1 million. The gain represents the difference between the carrying value of the Company’s investment in and accounts receivable from Spansion Japan immediately before deconsolidation (100 percent of Spansion Japan’s stockholder’s deficit adjusted by the net receivables from Spansion Japan) and the estimated fair value of the Company’s retained non-controlling interest in Spansion Japan (zero). Since March 3, 2009, the Company has accounted for its interest in Spansion Japan as a cost basis investment. The results of operations of Spansion Japan after March 3, 2009 are not included in the Company’s consolidated statement of

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

operations and the carrying value of the cost basis investment at December 27, 2009 was zero. Transactions between the Company and Spansion Japan after March 3, 2009 are not eliminated.

Fiscal Year

The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. The years ended December 27, 2009, December 28, 2008 and December 30, 2007 consisted of 52 weeks each.

4. Summary of Significant Accounting Policies

Principles of Consolidation

With the exception of Spansion Japan as described above, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

Use of Estimates

The preparation of consolidated financial statements and disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Estimates are used to account for: the fair value of the retained non-controlling interest in Spansion Japan, the fair value of certain marketable securities, revenue, the allowance for doubtful accounts, inventory, including the value of inventory purchased from Spansion Japan, valuation of acquired intangible assets, impairment of long-lived assets, income taxes, stock-based compensation expenses, liabilities subject to compromise, the fair value of the debt and liability components of the Company’s Exchangeable Senior Subordinated Debentures, product warranties, pension and postretirement benefits, and liability for wafer purchases from Spansion Japan. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.

Cash Equivalents

Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of purchase.

Auction Rate Securities

The Company has investments in auction rate securities (ARS), for which the underlying assets are student loans. Prior to November 2008, the investments in ARS were designated as available-for-sale and reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax, a component of stockholders equity (deficit). In November 2008, the Company reclassified its investments in ARS from available-for-sale to trading securities and the investments are now adjusted to market through earnings each reporting period. The Company recognizes an impairment charge on available-for-sale securities in earnings when the declines in the fair values of its investments below the cost basis are judged to be other-than-temporary. The Company considers various factors in determining whether to recognize a decline in value, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

The cost of securities sold is based on the specific identification method. The Company classified its investment in ARS as long-term on the consolidated balance sheet as of December 28, 2008, based on the contractual maturities of those investments. The Company reclassified its investment in ARS as short-term on the consolidated balance sheet as of December 27, 2009, due to its participation in an auction rate settlement with its broker, which enables the Company to put the ARS to its broker for cash commencing June 30, 2010 (see Note 19).

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on a variety of factors, including the length of time the receivable is past due, historical experience and the financial condition of customers.

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended December 27, 2009, December 28, 2008 and December 30, 2007.

Year	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
2009	$8,106	$48,524	$(222)	$56,408
2008	$6,156	$2,276	$(326)	$8,106
2007	$4,597	$1,559	$—	$6,156

Of the $48.5 million charged to costs and expenses in fiscal 2009, approximately $28.5 million related to accounts receivable due from Spansion Japan as of March 3, 2009, which is included in the gain on deconsolidation of subsidiary in the consolidated statement of operations.

Inventories

Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. The Company records provisions for excess and obsolete inventory based on its estimated forecast of product demand. Obsolete inventories are written off.

Revenue Recognition

The Company generally recognizes revenue when it has sold its products to its OEM customers and title and risk of loss for the products have transferred to the OEM. Estimates of product returns and sales allowances, related to reasons other than product quality, are based on actual historical experience and are recorded as a reduction in revenue at the time revenue is recognized.

The Company sells directly to distributors under terms that provide for rights of return, stock rotation and price protection guarantees. The Company defers the recognition of revenue and related product costs on these sales as deferred income until the product is resold by its distributors. The Company also sells some of its products to certain distributors under sales arrangements that do not allow for rights of return or price protection on unsold products. In these instances, the Company recognizes revenue when it ships the product directly to the distributors. In addition, the Company defers the recognition of revenues and related product costs on sales of Spansion Japan until the products are resold by Spansion Japan’s distributors.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

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

The Company capitalized interest costs $6.5 million and $16.9 million related to construction activities of its manufacturing facility in Japan (SP1) during fiscal 2008 and fiscal 2007, respectively. The Company did not capitalize any interest costs during fiscal 2009.

Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. In fiscal 2008, the Company recorded goodwill in connection with its acquisition of Saifun (see Note 8). Goodwill amounts are not amortized, but rather are tested for impairment at least annually, or more frequently if there are indicators of impairment present, at a level within the Company referred to as the reporting unit. The Company performs its annual goodwill impairment analysis as of the last day of the fourth quarter of each fiscal year. Testing for goodwill impairment requires a two step approach. Under step one, the Company evaluates whether fair value of a reporting unit is less than the carrying value, including goodwill. The fair value of the reporting unit is determined by generally accepted valuation techniques and may consider both the income and market approach, adjusted by an estimated control premium. The income approach requires estimates of future operating results and cash flows of Spansion discounted using estimated discount rates. The market approach involves estimating enterprise value using guideline public company multiples. If step one of the analysis demonstrates that the fair value of the reporting unit is below the carrying value, the Company will proceed to step two. Under step two, the Company estimates the fair values of all identifiable assets and

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

liabilities of the reporting unit using the income, market or replacement cost approaches as appropriate. The excess of the fair value of the reporting unit over the fair values of the identified assets and liabilities is the implied fair value of goodwill. If the implied fair value of goodwill is lower than the carrying value of the goodwill, an impairment charge is recorded to reduce the carrying value to fair value.

Foreign Currency Translation/Transactions

The functional currency of the Company and its foreign subsidiaries, except for Spansion Japan (which was deconsolidated on March 3, 2009) is the U.S. dollar. Adjustments resulting from remeasuring the foreign currency denominated transactions and balances of these subsidiaries, other than Spansion Japan, into U.S. dollars are included in operations. Adjustments resulting from translating the foreign currency financial statements of Spansion Japan (up to March 3, 2009), for which the functional currency is the Japanese yen, into the U.S. dollar reporting currency were included as a separate component of accumulated other comprehensive income) through the date of deconsolidation. Gains or losses resulting from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are recorded in cost of sales. The aggregate exchange gain included in determining net loss was $0.5 million, $1.6 million and $6.2 million for the years ended December 27, 2009, December 28, 2008 and December 30, 2007, respectively.

Research and Development Expenses

The Company expenses research and development costs in the period in which such costs are incurred.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 27, 2009, December 28, 2008, and December 30, 2007 were approximately $1.0 million, $3.4 million, and $7.4 million, respectively.

Net Loss per Share

Basic and diluted net loss per share is computed based on the weighted-average number of common shares outstanding during the period.

For the years ended December 27, 2009, December 28, 2008 and December 30, 2007, the Company excluded from its diluted per share computation approximately 19.2 million, 24.8 million and 18.4 million potential common shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon conversion of the Exchangeable Senior Subordinated Debentures, as their inclusion would be anti-dilutive.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

for taxes by recording a charge to income tax expense, in the form of a valuation allowance against those deferred tax assets for which it believes it is more likely than not they will be realized. The Company considers past performance, future expected taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

In addition, the calculation of the Company’s tax liabilities involves the application of complex tax rules and the potential for future adjustments by the relevant tax jurisdiction. If the Company’s estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result.

Accumulated Other Comprehensive Income

The following are the components of accumulated other comprehensive income:

	December 27, 2009	December 28, 2008
	(in thousands)
Unrecognized pension expense, net of tax benefits of ($6,337) in 2008	$—	$(33,012)
Cumulative translation adjustment	—	107,891
Unrealized gain on Saifun auction rate securities	195	—

Total accumulated other comprehensive income	$195	$74,879

Stock-Based Compensation

The Company estimates the fair value of its stock-based awards to employees using Black-Scholes-Merton option pricing model. Stock-based compensation expense recognized during a period is based on the higher of the grant-date fair value of the portion of share-based payment awards that is ultimately expected to vest, or actually vests, during the period. Compensation expense for all share-based payment awards is recognized using the straight-line attribution method reduced for estimated forfeitures. Prior to the fourth quarter of 2007, the Company did not have sufficient historical forfeiture experience related to its own stock-based awards and, therefore, estimated its forfeitures based on the average of its own fiscal 2006 forfeiture rate and AMD’s historical forfeiture rates, as the Company believed these forfeiture rates to be the most indicative of its own expected forfeiture rate. Beginning the fourth quarter of fiscal 2007, the Company estimated forfeitures based on a four year weighted average of its own forfeiture rates.

Fair Value

The Company measures its financial assets at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In measuring fair value, the Company uses a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s best estimate of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Examples of the assets carried at Level 1 fair value generally are equities listed in active markets and investments in publicly traded mutual funds with quoted market prices.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

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

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of a security, whether the security is new and not yet established in the marketplace, and other characteristics particular to a transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. Please see Note 19 for fair value disclosure related to the Company’s marketable securities.

Adoption of New Accounting Pronouncements

Accounting for Convertible Debt Instruments

In May 2008, the FASB issued revised guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. This revised guidance provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component) by first determining the carrying amount of the liability. To calculate this amount, the Company must determine the fair value of the liability excluding the embedded conversion option and by giving effect to other substantive features, such as put and call options, and then allocating the excess of the initial proceeds to the embedded conversion options. The excess of the principal amount of the liability component over its carrying amount is reported as a debt discount and is amortized as interest expense over the expected life of the instrument.

The Company retrospectively adopted the new guidance, which impacted the Company’s accounting for its Exchangeable Senior Subordinated Debentures, issued in June 2006. The Exchangeable Senior Subordinated Debentures bear interest at 2.25 percent per annum, payable on June 15 and December 15 of each year beginning December 15, 2006 until the maturity date of June 15, 2016. As a result of adopting the new guidance, the Company recorded an equity component of $117.4 million, representing the fair value of the embedded conversion options, and a liability component of $89.6 million, representing the fair value of the debentures as of the date issuance. The net carrying amount of the liability component of the Exchangeable Senior Subordinated Debentures was included in liabilities subject to compromise at December 27, 2009 and current portion of long-term debt and obligations under capital leases at December 28, 2008.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

The table below shows the components of the net carrying amount of the liability portion of the Exchangeable Senior Subordinated Debentures at December 27, 2009 and at December 28, 2008:

	December 27, 2009	December 28, 2008
	(in thousands)
Principal amount of liability component	$207,000	$207,000
Unamortized discount	(97,767)	(99,241)

Net carrying amount	$109,233	$107,759

As a result of adopting the new guidance, the Company recorded additional non-cash interest expense resulting from recognizing the accretion of the discounted carrying value of the Exchangeable Senior Subordinated Debentures to their face amount as interest expense over the term of the debt, which matures on June 15, 2016. However, pursuant to the accounting guidance for entities in reorganization, interest expense recorded subsequent to March 1, 2009 only includes amounts expected to be actually paid during the Creditor Protection Proceedings, and as a result amortization of the discounted carrying value ceased.

The following represents the components of interest expense and effective interest rates relating to the Exchangeable Senior Subordinated Debentures:

	Year Ended December 27, 2009	Year Ended December 28, 2008	Year Ended December 30, 2007
	(in thousands)
Contractual interest expense	$806	$4,539	$4,709
Amortization of discount	1,475	7,903	6,867

Total interest expense	$2,281	$12,442	$11,576

Effective interest rate	12.23%	12.23%	12.23%

For the years ended December 28, 2008 and December 30, 2007, the effect of retrospectively applying the new guidance was an increase in non-cash interest expense of, $7.7 million and $6.7 million, respectively, which represents accretion of the unamortized debt discount associated with the Exchangeable Senior Subordinated Debentures, partially offset by lower amortization of capitalized issuance costs as a portion of these were allocated to equity.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

The following tables show the financial statement line items affected by retrospective application of the new guidance on the affected financial statement line items for the periods indicated:

	Consolidated Statements of Operations (in thousands, except per share amounts) Years Ended
	December 28, 2008			December 30, 2007
	As Adjusted	As reported	Effect of Change	As Adjusted	As reported	Effect of Change
Interest expense	$(105,536)	$(97,843)	$(7,693)	$(87,460)	$(80,803)	$(6,657)
Other income (expense), net	(100,336)	(92,643)	(7,693)	(54,865)	(48,208)	(6,657)
Loss before income taxes	(2,372,147)	(2,364,454)	(7,693)	(295,297)	(288,640)	(6,657)
Net loss	(2,435,012)	(2,427,319)	(7,693)	(270,153)	(263,496)	(6,657)

Net loss per share:
Basic and diluted	$(15.69)	$(15.64)	$(0.05)	$(2.00)	$(1.95)	$(0.05)

Shares used in per share calculation:
Basic and diluted	155,162	155,162		134,924	134,924

	Consolidated Balance Sheet (in thousands)
	December 28, 2008
	As Adjusted	As Previously Reported	Effect of Change
Other assets(1)	$101,489	$103,061	$(1,572)
Total assets	1,773,872	1,775,444	(1,572)
Current portion of long-term debt(2)	1,087,786	1,187,027	(99,241)
Stockholders’ deficit:
Additional paid-in capital(3)	2,471,902	2,356,629	115,273
Accumulated deficit(4)	(2,997,589)	(2,979,985)	(17,604)
Total stockholders’ deficit	(450,647)	(548,316)	97,669
Total liabilities and stockholders’ deficit	1,773,872	1,775,444	(1,572)

(1)	The effect of the change on other assets includes the allocation of a portion of the capitalized issuance costs to the equity component of $2.1 million, offset by lower amortization of these costs from the issuance date of $0.5 million.
(2)	The effect of the change on current portion of long-term debt includes the discount determined as of the original issuance date of the Exchangeable Senior Subordinated Debentures of $117.4 million, less amortization of the discount from the issuance date of $18.1 million.
(3)	The effect of the change on paid-in capital includes the discount determined as of the original issuance date of the Exchangeable Senior Subordinated Debentures of $117.4 million, less the portion of the original debt issuance costs allocated to the equity component of $2.1 million.
(4)	The effect of the change on accumulated deficit includes the amortization of the discount from the issuance date of $18.1 million, less adjustment to the amortization of debt issuance costs of $0.5 million.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

5. Reorganization Items

Entities in reorganization are required to disclose separately items such as professional fees directly related to the process of reorganizing the Debtors under the Chapter 11 Cases, realized gains and losses, provisions for losses, and interest income resulting from the reorganization and restructuring of the business. The Debtors’ reorganization items for the year ended December 27, 2009, consist of the following:

Year Ended December 27, 2009
(in thousands)
Professional fees directly related to reorganization(1)	$37,086
Provision for expected allowed claims(2)	354,915
Interest income	(618)

Total reorganization items	$391,383

(1)	Includes fees associated with the advisors to the Debtors.
(2)	Represents the Company’s estimate of the expected allowed claims related primarily to rejection or repudiation of executory contracts, leases and the effects of approved settlements.

The U.S. Bankruptcy Court established September 4, 2009, as the bar date for filing proofs of claim against the U.S. Debtors’ estates. Under certain limited circumstances, some creditors will be permitted to file claims after the applicable bar dates. Accordingly, it is possible that not all potential claims were filed as of the filing of this Form 10-K. The differences between amounts recorded by the Debtors and proofs of claim filed by the creditors are investigated and resolved through the claims reconciliation process. Because of the number of creditors and claims, the claims reconciliation process may take considerable time to complete and the Company expects it will continue to receive claims after its emergence from Chapter 11.

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

Cash paid for professional fees was approximately $33.5 million for the year ended December 27, 2009.

6. Liabilities Subject to Compromise

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

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

The Debtors may reject pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the U.S. Bankruptcy Court. During the first and second quarter of 2009, the Company submitted various motions to the U.S. Bankruptcy Court for rejection of certain equipment leases with future principal and interest payments of approximately $54.5 million through 2011, all of which has been approved by the U.S. Bankruptcy Court as of August 10, 2009. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and are classified as liabilities subject to compromise. Holders of pre-petition claims were required to file proofs of claims by September 4, 2009. Differences between liability amounts estimated by the Debtors and claims filed by creditors have been investigated and, if necessary, the U.S. Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the U.S. Bankruptcy Court approves the Company’s plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time. Liabilities subject to compromise consist of the following:

December 27, 2009
(in thousands)
Accounts payable and accrued liabilities	$639,897
Accounts payable to related parties	109,941
Accrued compensation and benefits	16,138
Long-term debt	968,266
Capital lease obligations	18,861
Other long-term liabilities	3,166

Total liabilities subject to compromise	$1,756,269

7. Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets

The Company recorded an impairment charge of approximately $12.5 million for the year ended December 27, 2009 primarily due to impairment on its equity investment and loan to an investee.

In 2008, a variety of external economic factors contributed to the decline in the Company’s operating performance, such as persistent oversupply in the Flash memory industry compounded by the global economic recession. The 2008 global economic downturn caused a sharp decline in worldwide demand for consumer goods and, consequently, a sharp reduction in demand for the Company’s products, which resulted in significant declines in the Company’s manufacturing capacity utilization as the Company reduced production. In addition to these economic factors, the ramp-up of SP1 was delayed during the second and third quarters of 2008 due to slower than expected customer qualifications and the steep decline in the Japanese wireless market. These factors, among others, caused the Company’s stock price to drop significantly throughout 2008, resulting in a sustained market capitalization well below book value.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

Given these indicators of impairment, the Company believed its long-lived assets including its acquisition-related intangible assets, may not be recoverable at December 28, 2008. Because of the vertical nature of the Company’s manufacturing operations and its multiple foundry, assembly and test facilities, the cash flows of the Company’s assets and liabilities below the entity level are not largely independent of one another and, therefore, the Company evaluated recoverability using a single, entity-wide asset group that included all of the Company’s long-lived assets and related operating assets and liabilities. The Company prepared an undiscounted cash flow analysis and determined that the carrying value of the asset group exceeded the undiscounted cash flows expected from the use and eventual disposition of the asset group and, therefore, the asset group was not recoverable. Accordingly, the Company estimated the fair value of the asset group based on a probability weighted cash flow forecast, discounted based on the Company’s weighted-average cost of capital. The total carrying value of the asset group exceeded management’s estimated fair value indicating an impairment loss. The excess carrying value of the asset group over its fair value was allocated on a pro rata basis to the individual assets in the asset group to adjust and reduce their carrying values. In this process, the adjusted carrying value of an individual asset was not reduced to below its individual fair value, if determinable. The adjusted carrying values of the assets established a new cost basis for the assets and depreciation and amortization was reset to zero.

As a result of this impairment analysis, the Company recorded a total long-lived asset impairment charge of $1,578 million for the fourth quarter of fiscal 2008, reflecting the low demand for semiconductor equipment worldwide, coupled with excess supply.

8. Acquisition of Saifun Semiconductors Ltd. (Saifun)

On March 18, 2008, the Company completed the acquisition of all of the outstanding shares of Saifun Semiconductor Ltd., a publicly held company headquartered in Netanya, Israel (the Acquisition). The Company included the results of operations of Saifun beginning March 18, 2008 in its consolidated statements of operations.

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

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

The fair value of the Company’s common stock issued reflected the average of the closing prices on the NASDAQ for the two trading days prior to and following December 13, 2007, the date that the number of issuable shares became fixed. The fair value of the Company’s options and restricted stock units was determined using Black-Scholes-Merton option pricing model. The vested portion of these options and restricted stock units was valued at approximately $10.5 million. The unvested portion was valued at approximately $6.3 million and is being amortized ratably over the future service periods.

The Company also reviewed its existing contracts with Saifun as of the date of the acquisition to determine if such contracts included terms that were favorable or unfavorable when compared to pricing for current market transactions for the same or similar terms which will result in a settlement gain or loss as of this date. A settlement gain or loss is measured as the lesser of (a) the amount by which the agreements were favorable or unfavorable to market terms or (b) the stated settlement provisions of the agreements available to the Company. The Company concluded that the terms in the pre-existing relationship were neither favorable nor unfavorable and, accordingly, the Company recognized no gain or loss relating to its existing contracts with Saifun as of the acquisition date.

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

In-Process Research and Development

Of the total purchase price, approximately $10.8 million was allocated to in-process research and development (IPR&D) and was expensed in the first quarter of fiscal 2008. Projects that qualify as IPR&D represent those that have not reached technological feasibility, which have no alternative future use at the time of the acquisition. These projects included development of top injection technology and Nitride-Read-Only-Memory (NROM) design projects.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

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

Existing technology represents Saifun’s core technology, Nitride-Read-Only-Memory (NROM) intellectual property. NROM technology doubles the storage of a Flash memory cell by creating two distinct and independent charges in a single cell. This technology asset was estimated to have a useful life of six years. As a result of the impairment review during the fourth quarter of 2008, the Company recorded an impairment of $35.6 million, reducing the carrying value of NROM intellectual property to $1.6 million. At December 27, 2009, net carrying value of this intellectual property was approximately $1.3 million, to be amortized ratably over the next three years.

Customer relationships represent Saifun’s existing contractual relationships as of March 18, 2008, which were estimated to have an average useful life of seven years. As a result of the impairment review during the fourth quarter of 2008, the Company recorded an impairment of $16.0 million, reducing the carrying value of Saifun customer relationships to zero.

Trade names were estimated to have an average useful life of four years. As a result of the impairment review during the fourth quarter of 2008, the Company recorded an impairment of $1.1 million, reducing the carrying value of trade names to zero.

Non-competition agreements represent agreements with four key employees and were estimated to have a useful life of two years. As a result of the impairment review during the fourth quarter of 2008, the Company recorded an impairment of $0.8 million, reducing the carrying value of the non-competition agreements to zero.

In the fourth quarter of 2008, pursuant to its accounting policy, the Company performed its annual analysis to determine whether its goodwill was impaired. To perform step 1 of the analysis, the Company used a combination of the income approach and the guideline public company market approach, equally weighted. The income approach utilized the same forecast and other assumptions used to assess recoverability and measure impairment of its long-lived assets other than goodwill. The step 1 analysis indicated the fair value of its single

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

reporting unit to be significantly below its carrying value and the step 2 analysis indicated the implied fair value of its goodwill was zero. As a result, the Company recognized an impairment charge on its remaining goodwill of $20.8 million, reducing its goodwill balance to zero.

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

9. Stock-Based Compensation

Spansion Stock-Based Incentive Compensation Plans

Plan Descriptions

2005 Equity Incentive Plan

In fiscal 2005, the Company’s stockholders approved the Spansion Inc. 2005 Equity Incentive Plan (the 2005 Plan) under which 9,500,000 shares of Common Stock had been reserved and made available for issuance in the form of equity awards, including incentive and nonqualified stock options and restricted stock unit (RSU) awards.

Grants may be awarded to an officer or employee, a consultant or advisor, or a non-employee director of the Company or its subsidiaries; provided that, the incentive stock options granted under the 2005 Plan could be granted only to employees of the Company or its subsidiaries. The exercise price of each incentive stock option was required to be not less than 100 percent of the fair market value of the Company’s Common Stock on the date of grant (not less than 110 percent if such stock option is granted to a person who has more than 10 percent of the total voting power of all classes of the Company’s stock).

The maximum term of any stock option granted under the 2005 Plan is 10 years from the date of grant and the exercise price of each option is determined under the applicable terms and conditions as approved by the Compensation Committee.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

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

The maximum number of shares of the Company’s Common Stock that may be issued or transferred pursuant to awards under the 2007 Plan equals the sum of: (1) 6,675,000 shares, plus (2) the number of shares that were available for award grant purposes under the 2005 Plan as of May 29, 2007, plus (3) the number of any shares subject to stock options and restricted stock or RSU awards granted under the 2005 Plan and outstanding as of May 29, 2007 which expire, or for any reason are cancelled or terminated, after that date without being exercised or paid. As of May 29, 2007, approximately 920,523 shares were available for award grant purposes under the 2005 Plan, and approximately 7,091,852 shares were subject to options and restricted stock or RSU awards then outstanding under the 2005 Plan.

Saifun Semiconductors Ltd. Employee Share Option Plans (Saifun Option Plans)

The Company assumed all outstanding option shares under the Saifun 1997, 2001 and 2003 plans (Saifun Option Plans), which were converted into options to purchase shares of the Company’s Common Stock. Each option share assumed continues to have, and be subject to, the same terms and conditions of such options immediately prior to the acquisition date.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

Shares Available to Grant

The numbers of shares of Common Stock available for grant under the 2007 Plan and the Saifun 2003 Plan are as follows:

Number of shares available for grant:
Amount reserved for grant(1)	12,126,424
Shares available under the 2005 Plan(2)	1,825,444
Stock options granted through December 27, 2009, net of cancelled stock options	(4,270,447)
RSU awards granted through December 27, 2009, net of cancelled RSU awards	(1,170,649)

Shares available for grant under the 2007 Plan and Saifun 2003 Plan	8,510,772

(1)	The 12,126,424 shares reserved for grant under the 2007 Plan consisted of 6,675,000 shares approved for grant under the 2007 Plan and 920,523 shares transferred from the 2005 Plan and 4,530,901 shares from Saifun Option Plans.
(2)	The shares available under the 2005 Plan were related to stock options or RSU awards, which were cancelled subsequent to the adoption of the 2007 Plan and thus available for grant under the 2007 Plan.

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense for the Spansion Stock-Based Incentive Compensation Plans (Spansion Plans and Saifun Option Plans) by financial statement caption, resulting from the Company’s stock options and RSU awards for the years ended December 27, 2009, December 28, 2008 and December 30, 2007:

	Year Ended December 27, 2009	Year Ended December 28, 2008	Year Ended December 30, 2007
	( in thousands)
Cost of sales	$2,718	$5,340	$4,539
Research and development	3,684	6,424	4,335
Sales, general and administrative	6,016	9,816	7,263

Stock-based compensation expense(1)	$12,418	$21,580	$16,137

(1)	There is no income tax benefit relating to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subjected to a full valuation allowance.

No stock options were granted in the year ended December 27, 2009 under the Spansion and Saifun Equity Plans. The weighted average fair value of the Company’s stock options granted in the year ended December 28, 2008 under Spansion Plans and Saifun Option Plans was $1.89 per share. The fair value of each stock option was estimated at the date of grant using a Black-Scholes-Merton option pricing model, with the following assumptions for grants:

	Weighted Average for the Year Ended December 28, 2008	Weighted Average for the Year Ended December 30, 2007
Expected volatility	48.66%	48.50%
Risk-free interest rate	2.67%	4.73%
Expected term (in years)	5.05	4.61
Dividend yield	0%	0%

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

The Company’s dividend yield is zero because the Company has never paid dividends and does not have plans to do so over the expected life of the stock options. The expected volatility is based on the Company’s historical volatility since its initial public offering in December 2005 and the volatilities of the Company’s competitors who are in the same industry sector with similar characteristics (guideline companies) given the limited historical realized volatility data of the Company. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bond with a remaining term equal to the expected stock option life. The expected term is based on the “simplified method” for developing the estimate of the expected life of a “plain vanilla” stock option except for options granted to Saifun on the date of acquisition for which expected term was based on historical option exercise activity. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term. The Company estimates forfeitures based on its historical forfeiture rates and those estimates are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest.

As of December 27, 2009, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $13.0 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2012.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activities and related information under Spansion Plans and Saifun Option Plans for the period presented:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options:
Outstanding as of December 30, 2007	3,536,968	$11.53
Granted(1)	6,806,119	$1.48
Cancelled	(537,156)	$6.32
Exercised	(26,534)	$0.08

Outstanding as of December 28, 2008	9,779,397	$4.85	6.42	$675
Granted	—
Cancelled	(3,084,126)	$3.95
Exercised	(197,951)	$0.03

Outstanding as of December 27, 2009(2)	6,497,320	$5.42	4.77	$137

Exercisable as of December 27, 2009(3)	4,033,620	$7.03	3.86	$57

(1)	The number of options granted in year ended December 28, 2008 includes 4,364,829 shares of options granted in March 2008 under Saifun Option Plans in accordance with the provisions of the Acquisition Agreement.
(2)	The number of options outstanding as of December 27, 2009 includes 349,090 shares of options held by Spansion Japan employees.
(3)	The number of options exercisable as of December 27, 2009 includes 284,473 shares of options held by Spansion Japan employees.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.10 as of December 24, 2009, which was the last trading day prior to December 27, 2009, which would have been received by the stock option holders had all stock option holders exercised their stock options as of that date.

The following table summarizes RSU award activities and related information for the period presented:

	Number of Shares	Weighted- Average Grant-date Fair Value
Restricted Stock Units:
Unvested as of December 30, 2007	3,153,426	$11.33
Granted	1,916,180	$2.93
Cancelled	(400,909)	$8.74
Vested	(1,368,132)	$11.51

Unvested as of December 28, 2008	3,300,565	$6.69
Granted	—	$—
Cancelled	(1,316,748)	$6.33
Vested	(1,026,884)	$8.35

Unvested as of December 27, 2009(1)	956,933	$5.41

(1)	The number of RSUs unvested as of December 27, 2009 includes 73,358 shares held by Spansion Japan employees.

10. Related Party Transactions

Spansion Japan

As discussed in Note 3, in the section entitled, “Basis of Presentation and Going Concern,” the Company does not include Spansion Japan in its consolidated financial statements after March 3, 2009, and since that date, has accounted for its interest in Spansion Japan as a cost basis investment. Due to its 100 percent non-controlling ownership interest in Spansion Japan, the Company is treating Spansion Japan as a related party for financial reporting purposes. The significant arrangements between the Company and Spansion Japan historically have been as follows:

•

A foundry agreement whereby Spansion Japan manufactured wafers for the Company based on a five-quarter rolling production forecast. In exchange, the Company reimbursed Spansion Japan for its manufacturing cost, plus a surcharge of six percent. Upon a motion by the Company, this foundry agreement was rejected by the U.S. Bankruptcy Court on November 19, 2009. For the period following October 27, 2009, the Company has continued to purchase wafers and sort services from Spansion Japan pursuant to purchase orders. For more information on this foundry agreement and related matters, see Note 2.

•	A supply agreement whereby the Company purchases foundry products from Spansion Japan that Spansion Japan purchases from Fujitsu.

•

A distribution agreement whereby Spansion Japan sells products that it purchases from the Company to Fujitsu. The transfer price between the companies is set such that Spansion Japan earns an approximately five percent gross profit margin on such sales.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

•

A loan agreement whereby Spansion Japan has borrowed $67.5 million from the Company. Interest accrues at a rate of TIBOR plus one percent and is payable annually. The Spansion Japan Proceedings constituted an event of default, which has resulted in the outstanding balance becoming immediately due and payable.

•

A research and development agreement whereby Spansion Japan provides research, design and development services to the Company related to the design of the Company’s products. In exchange the Company reimburses Spansion Japan for costs that Spansion Japan incurs in providing such services, plus a surcharge of six percent.

At March 3, 2009, the Company’s receivables from Spansion Japan on account of sales under the distribution agreement, miscellaneous intercompany charges, loan and interest thereon exceeded its payable to Spansion Japan. Upon deconsolidation, and based on its expectations regarding the potential resolution of the Spansion Japan Proceedings and the Chapter 11 Cases, the Company reserved the amounts due from Spansion Japan, including the entire $67.5 million due pursuant to the loan agreement, to an amount equal to the amount due to Spansion Japan at March 3, 2009. The associated charge for that reserve is included in the gain on deconsolidation.

See Note 2 for a description of the current business relationship with Spansion Japan and the status of negotiations relating to the foundry agreement.

The following tables present the significant related party transactions and account balances between the Company and Spansion Japan for the year ended December 27, 2009.

March 3, 2009 to December 27, 2009
(in thousands)
Sales to Spansion Japan	$301,037
Wafer purchases from Spansion Japan	$257,404
Payment to Spansion Japan for services (R&D)	$15,933

December 27, 2009
(in thousands)
Trade accounts receivable from Spansion Japan	$366,602
Trade accounts payable to Spansion Japan	$(331,151)
Deferred income on shipments to Spansion Japan	$(12,029)

Fujitsu

Fujitsu Limited (Fujitsu) is a holder of greater than 10 percent of the Company’s voting securities as of December 27, 2009. Prior to the fourth quarter of fiscal 2008, the Company relied on Fujitsu as a sole distributor of its products and, historically, has entered into significant arrangements and transactions with Fujitsu through Spansion Japan. As a result of the deconsolidation of Spansion Japan discussed above, the Company did not have significant transactions with Fujitsu for the period from March 3, 2009 to December 27, 2009.

Spansion Japan received certain administrative services from Fujitsu. The charges for these services were negotiated annually between Spansion Japan and Fujitsu based on expected requirements and the estimated future costs of the services to be provided. Fujitsu provided foundry services to Spansion Japan since consummation of the sale of two Spansion Japan’s wafer fabrication facilities located in Aizu-Wakamatsu, Japan (the JV1/JV2 Transaction) on April 2, 2007. Spansion LLC purchases non-Flash memory die from Fujitsu, for inclusion in some of the Company’s multichip package (MCP) Flash memory solutions.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

The Company entered into a five-year License Settlement Agreement with Fujitsu on September 11, 2008, which resulted in the payment to Fujitsu by the Company of quarterly royalties based on certain percentage thresholds of actual sales of the Company’s Flash memory products (minus sales by Fujitsu to Spansion Japan for wafers which are incorporated into Spansion’s Flash memory products and to be sold by Spansion Japan to Fujitsu under the existing Distribution Agreement), subject to a maximum amount of $10 million over the five-year term. These royalty payments are recognized in cost of sales in the Company’s statements of operations.

The following tables present the significant related party transactions and account balances between the Company and Fujitsu:

	Year Ended December 27, 2009	Year Ended December 28, 2008	Year Ended December 30, 2007
	(in thousands)
Net sales to Fujitsu	$50,208	$651,230	$873,560
Inventory and cost of sales:
Royalties to Fujitsu	$—	$3,184	$3,184
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	11,617	79,138	75,515
Subcontract manufacturing and commercial die purchases from Fujitsu	569	8,771	22,110
Wafer purchases, processing and sort services from Fujitsu(1)	6,096	244,317	188,133
Net gain recognized on sale of assets to Fujitsu on April 2, 2007(1)	(3,075)	(34,543)	(30,191)
Reimbursement on costs of employees seconded to Fujitsu(1)	(2,633)	(29,057)	(21,040)
Pension curtailment loss(1)	—	—	2,010
Equipment rental income from Fujitsu(1)	(186)	(3,692)	(5,848)
Administrative services income from Fujitsu(1)	(68)	(1,311)	(1,138)

	$12,320	$266,807	$232,735

Service fees to Fujitsu:
Cost of sales	$—	$28	$739
Research and development	—	10	950
Sales, general and administrative	110	610	1,079

Service fees to Fujitsu	$110	$648	$2,768

(1)	These amounts relate to the JV1/JV2 Transaction.

The account balances between the Company and Fujitsu as of December 27, 2009 were not material. The following table presents the account balances between the Company and Fujitsu as of December 28, 2008:

December 28, 2008
(in thousands)
Trade accounts receivable from Fujitsu	$111,448
Other receivables from Fujitsu	6,127
Accounts payable to Fujitsu	74,592
Royalties payable to Fujitsu	1,617
Accrued liabilities to Fujitsu	3,475

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

AMD

On March 18, 2008, as a result of issuance of the Company’s Class A common stock to complete the acquisition of Saifun, AMD’s voting interest in the Company declined below 10 percent. As of that date, AMD was no longer deemed to be a related party as its percentage of voting interest in the Company fell below 10 percent and it does not have representation on the Company’s board of directors.

The Company incurred royalty expenses under certain licenses to AMD until November 2008. The Company also received some administrative services from AMD. The following table presents the related party transactions between the Company and AMD:

December 30, 2007
(in thousands)
Cost of sales:
Royalties to AMD	$3,184

Service fees to AMD(1):
Cost of sales	$(1,395)
Research and development	205
Sales, general and administrative	476

Total service fees to AMD	$(714)

(1)	Service fees to AMD were net of reimbursements from AMD, primarily for facility related charges.

The transactions with AMD for the period from December 31, 2007 to March 18, 2008, the closing date of the Saifun acquisition were not material.

11. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of auction rate securities and trade receivables. Pursuant to the Creditor Protection Proceedings, the Company has placed all its cash in demand deposit accounts at U.S. banks. The Company also holds its investments in auction rate securities with high quality credit financial institutions and, by policy, has limited the amount of credit exposure with any one financial institution.

Concentration of credit risk with respect to trade receivables exists because the Company sells a significant portion of its products directly to Spansion Japan who in turn resells to Fujitsu. Prior to the deconsolidation of Spansion Japan, the Company sold a significant portion of its products directly to Fujitsu. Trade accounts receivable from Spansion Japan comprised approximately 83 percent of the total consolidated trade accounts receivable balance as of December 27, 2009. However, the Company does not believe the receivable balances from Spansion Japan subject the Company to significant additional credit risk due to the Company’s full provision for its net receivable amount from Spansion Japan .The Company does not require collateral or other security from its customers.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

12. Financial Instruments

Available-for-sale securities held by the Company consisted of investments in money market funds of $20 thousand and $74.1 million as of December 27, 2009 and December 28, 2008, respectively. Amortized cost of these investments approximated fair value. The money market funds are available on demand.

As of December 27, 2009 and December 28, 2008, the Company had approximately $100.3 million and $94.0 million, respectively, of investments in ARS classified as trading securities. Substantially all of these ARS are backed by pools of student loans guaranteed by the FFELP, and all were rated AAA/Aaa. The Company recorded approximately $21.1 million of gain arising from the valuation of ARS during fiscal 2009 and approximately $27.9 million of other than temporary impairment on such securities during fiscal 2008 (prior to their being reclassified from available-for-sale to trading securities), which were largely offset by the change in fair value and recording of the put option (see Note 19). The ARS investments are collateral for the UBS loan and have varying maturities typically ranging from 24 to 39 years.

Fair Value of Other Financial Instruments not Carried at Fair Value

Substantially all of the Company’s long-term debt is traded in the market and the fair value in the table below is based on the quoted market price as of December 27, 2009 and December 28, 2008. The fair value of the Company’s long-term debt that is not traded in the market is estimated by considering the Company’s credit rating, the interest rates and the terms of the debt. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	December 27, 2009		December 28, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Total debt obligations	$1,051,276	$1,065,109	$1,459,429	$414,830

The fair value of the Company’s accounts receivable and accounts payable not subject to compromise approximates their carrying value. The Company is not able to estimate the fair value of its accounts payable subject to compromise as a result of the Chapter 11 proceedings.

13. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products.

Changes in the Company’s liability for product warranty during the years ended December 27, 2009, December 28, 2008, and December 30, 2007 are as follows:

	December 27, 2009	December 28, 2008	December 30, 2007
	(in thousands)
Balance, beginning of fiscal year	$1,489	$1,305	$1,350
Provision for warranties issued	4,243	12,552	4,593
Settlements	(881)	(12,258)	(2,065)
Changes in liability for pre-existing warranties during the period, including expirations	(1,010)	(110)	(2,573)

Balance, end of fiscal year	$3,841	$1,489	$1,305

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

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

14. Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	December 27, 2009	December 28, 2008
	(in thousands)
Debt obligations:
Senior Notes	$233,440	$233,025
Spansion Penang Loan	—	138
Exchangeable Senior Subordinated Debentures	109,233	107,759
Spansion Japan 2007 Credit Facility	—	287,963
Senior Secured Floating Rate Notes	625,593	625,617
Senior Secured Revolving Credit Facility	—	34,000
Spansion Japan 2007 Revolving Credit Facility	—	71,687
UBS Loan Secured by Auction Rate Securities	64,150	—
Obligations under capital leases	18,861	82,593

Total debt and capital lease obligations	1,051,277	1,442,782
Less: amount subject to compromise	987,127	—

Total debt and capital lease obligations not subject to compromise	64,150	1,442,782

Less: current portion	64,150	1,232,536

Long-term debt and capital lease obligations	$—	$210,246

Under terms of the Senior Notes, Exchangeable Senior Subordinated Debentures and Senior Secured Floating Rate Notes, the Chapter 11 Cases constituted an event of default and all amounts outstanding under these facilities were accelerated and became immediately due and payable.

Spansion Japan Obligations

As discussed in Note 3, effective March 3, 2009, the Company no longer consolidates Spansion Japan. Accordingly, the obligations related to the Spansion Japan 2007 Credit Facility and the Spansion Japan 2007 Revolving Credit Facility are not included in the Company’s consolidated balance sheet at December 27, 2009.

Impact of Chapter 11 Cases

As discussed in Note 3, the accounting guidance for entities in reorganization provides that interest should be reported only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured, or unsecured claim. On that basis, the Company ceased accruing interest as of the

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

Petition Date on its Senior Notes and Exchangeable Senior Subordinated Debentures. In addition, accretion of the discounted carrying value of the Exchangeable Senior Subordinated Debenture ceased on March 1, 2009. For the year ended December 27, 2009, the Company’s reported interest expense was approximately $51.0 million while contractual interest was approximately $89.4 million.

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

On January 16, 2009, the Company delayed making the interest payment on the Senior Notes, which was due January 15, 2009. Under the Senior Note indenture, a failure to make an interest payment is subject to a 30-day cure period. The Company did not make this interest payment within the 30-day cure period, which expired on February 14, 2009. The failure to make the interest payment within the cure period is an event of default under the Senior Notes Indenture, which resulted in all obligations under the Senior Notes Indenture (approximately $266 million as of the date of the event of default) automatically becoming due and payable.

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

The Debentures were not exchangeable prior to January 6, 2007. On January 6, 2007, the Debentures became exchangeable for shares of the Company’s Common Stock, cash or a combination of cash and shares of such Class A common stock, at the Company’s option. Full conversion of the Debentures into shares would result in an initial exchange rate of 56.7621 shares of Class A common stock per debenture representing an initial exchange price of approximately $17.6174 per share of Spansion Inc. Common Stock. The debentures have not been exchanged for Class A common stock as of December 27, 2009.

The Company, at any time prior to maturity may make an irrevocable election to satisfy the exchange obligation in cash up to 100 percent of the principal amount of the debentures exchanged, with any remaining

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

amount to be satisfied in shares of Common Stock or a combination of cash and shares of Common Stock at the above exchange ratio. In the event that the Company makes this irrevocable election, debenture holders may exchange their debentures only under the following circumstances:

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

Spansion Japan 2007 Credit Facility

On March 30, 2007, Spansion Japan entered into a committed senior facility agreement with certain Japanese financial institutions that provided Spansion Japan with a 48.4 billion yen senior secured term loan facility. Amounts borrowed under this facility accrued interest at a rate equal to the three-month Tokyo Interbank Offered Rate (TIBOR), at the time of the drawdown, which would reset quarterly, plus a margin of two percent per annum.

In March 2008, Spansion Japan borrowed an additional amount of 5.6 billion yen (approximately $61.8 million as of December 28, 2008) under this facility. The Company began to make quarterly principal installments in the second quarter of fiscal 2008. The facility bore interest at approximately 2.9 percent.

The Spansion Japan Proceedings constituted an event of default, causing acceleration of the outstanding obligations under the Spansion Japan 2007 Credit Facility. As the acceleration of the outstanding obligations was caused by the Spansion Japan Proceedings, which accord Spansion Japan protection from its creditors while it continues its restructuring efforts, payments under the Spansion Japan 2007 Credit Facility were stayed.

As discussed in Note 3, effective March 3, 2009, the Company no longer consolidates Spansion Japan. Accordingly, the obligations related to the Spansion Japan 2007 Credit Facility are not included in the Company’s consolidated balance sheet at December 27, 2009.

Senior Secured Floating Rate Notes

In May 2007, Spansion LLC, the wholly owned operating company subsidiary of the Company, issued $625.0 million aggregate principal amount of the Senior Secured Floating Rate Notes due 2013. Interest on the Notes accrues at a rate per annum, reset quarterly, equal to the 3-month LIBOR plus 3.125 percent. Interest is payable on March 1, June 1, September 1 and December 1 of each year beginning September 1, 2007 until the maturity date of June 1, 2013. As of December 27, 2009, the Notes bear interest at approximately 3.38 percent.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

In connection with the issuance of the Notes, the Company, Spansion LLC and Spansion Technology Inc. executed a pledge and security agreement pursuant to which and subject to exceptions specified therein, the Notes are secured by a first priority lien on all of Spansion LLC’s inventory (excluding returned inventory), equipment and real property and proceeds thereof (excluding receivables or proceeds arising from sales of inventory in the ordinary course of business), presently owned or acquired in the future by Spansion LLC and by each of the current and any future guarantors. The Notes are also secured by a second-priority lien that is junior to the liens securing Spansion LLC’s Senior Secured Revolving Credit Facility agreement, as amended, on substantially all other real and personal property and proceeds thereof, including receivables or proceeds arising from sales of inventory in the ordinary course of business presently owned or acquired in the future by the Company and by each of the current and any future guarantors. The Notes are further secured by certain deeds of trust related to real property owned by Spansion LLC in California and Texas. As of December 27, 2009, the Notes are collateralized by a first priority lien on the Company’s inventory and property, plant and equipment with a total net book value of approximately $375.6 million, and by a second priority lien on its accounts receivables with a net book value of approximately $130.6 million.

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

Senior Secured Revolving Credit Facility

As of December 28, 2008, the total outstanding balance under this credit facility was $34 million. This amount accrued interest at approximately 5.7 percent as of December 28, 2008. The Spansion Japan Proceedings constituted an event of default, causing acceleration of the outstanding obligations under the Senior Secured Revolving Credit Facility. On February 20, 2009, the Company repaid the balance outstanding under this credit facility in full.

Spansion Japan 2007 Revolving Credit Facility

On December 28, 2007, Spansion Japan entered into the Spansion Japan 2007 Revolving Credit Facility agreement with the several financial institutions that provided for a revolving credit facility in the aggregate principal amount of up to 14.0 billion yen. Amounts borrowed under this credit facility accrued interest at a rate equal to TIBOR, at the specified date preceding or at the time of the borrowing in accordance with the terms of this credit facility, plus a margin of 0.50 percent per annum (or approximately $124.7 million using the exchange rate at December 29, 2007).

As of December 28, 2008, the outstanding balance under this facility was 6.5 billion yen (approximately $71.7 million). This amount accrued interest using the exchange rate at approximately 1.0 percent as of December 28, 2008. The Spansion Japan Proceedings constituted an event of default, causing the automatic acceleration of the outstanding obligations under the Spansion Japan 2007 Revolving Credit Facility.

As discussed in Note 3, effective March 3, 2009, the Company no longer consolidates Spansion Japan. Accordingly, the obligations related to the Spansion Japan 2007 Revolving Credit Facility are not included in the Company’s consolidated balance sheet at December 27, 2009.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

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

As of December 27, 2009, the amount outstanding under the UBS Loan was approximately $64.1 million. This amount bears interest at approximately 1.2 percent as of December 27, 2009.

Obligations under Capital Leases

As of December 27, 2009 and December 28, 2008, the Company had aggregate outstanding capital lease obligations, net of imputed interest, of approximately $18.9 million and $82.6 million, respectively. The aggregate weighted average interest rate for the capital lease obligations was 10.6 percent as of December 27, 2009. Obligations under these lease agreements are collateralized by the assets leased and are payable through 2011. Leased assets consist principally of machinery and equipment.

As of December 27, 2009, the gross amount of assets recorded under capital leases and accumulated amortization thereon was approximately $67.4 million and $63.5 million, respectively. As of December 28, 2008, the gross amount of assets recorded under capital leases and accumulated amortization thereon was approximately $180.0 million and $78.0 million, respectively. In addition the Company recognized an impairment loss of approximately $61.9 million on the leased assets in the fourth quarter of fiscal 2008 as a result of the impairment review of the long-lived assets. These leased assets are included in the related property, plant and equipment category. Amortization of assets recorded under capital leases is included in depreciation expense.

During the first and second quarter of 2009, the Company submitted various motions to the U.S. Bankruptcy Court seeking rejection of certain equipment leases with future principal and interest payments of approximately $54.5 million through 2011, all of which have been approved by the Court as of August 10, 2009. Accordingly, such amount was written off and recorded in reorganization items.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

Debt and Future Minimum Capital Lease Payments

For each of the next five years and beyond, the scheduled maturities of the Company’s debt and capital lease obligations outstanding as of December 27, 2009, as impacted by the Creditor Protection Proceedings, are as follows:

	Other Debt	Capital Leases
	(in thousands)
Fiscal 2010	$1,146,150	$13,115
Fiscal 2011	—	6,947
Fiscal 2012	—	—
Fiscal 2013	—	—
Fiscal 2014	—	—
Fiscal 2015 and beyond	—	—

	1,146,150	20,062
Less amount representing interest	—	(1,202)
Less amount representing discount, net of premium	(113,734)	—

Total	$1,032,416	$18,860

15. Commitments

Certain equipment and facilities are leased under various operating leases expiring at various dates through the year 2013. Certain of these leases contain renewal options. Rental expense was approximately $11.9 million, $23.8 million, and $33.3 million for the years ended December 27, 2009, December 28, 2008 and December 30, 2007, respectively.

In connection with the Chapter 11 Cases, the Company has filed motions with the U.S. Bankruptcy Court to reject substantially all of its pre-petition contractual obligations, including executory contracts and unexpired leases. As of the end of fiscal 2009, the U.S. Bankruptcy Court had approved all such motions. For certain of the rejected contracts, the Company has renegotiated or it is in the process of renegotiating the terms of the arrangements with the counterparties. The table below summarizes our future minimum lease payments under operating leases as of the end of fiscal 2009, as impacted by the Chapter 11 Cases and subject to change based on ongoing negotiations with counterparties.

Operating Leases
(in thousands)
Fiscal 2010	$4,344
Fiscal 2011	2,004
Fiscal 2012	205
Fiscal 2013	—
Fiscal 2014	—
2015 & beyond	—

$6,553

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

16. Interest Income and Other Income, Net

	Year Ended December 27, 2009	Year Ended December 28, 2008	Year Ended December 30, 2007
	(in thousands)
Other than temporary impairment on marketable securities, net of gain on put	$—	$(3,270)	$—
Loss on early extinguishment of debt	—	—	(3,435)
Interest income	4,016	8,162	28,410
Gain on sale of land	—	—	7,477
Other income, net	22	308	143

	$4,038	$5,200	$32,595

17. Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended December 27, 2009	Year Ended December 28, 2008	Year Ended December 30, 2007
	(in thousands)
Current:
U.S. federal	$(118)	$(350)	$—
U.S. state and local	14	57	237
Foreign national and local	701	6,992	(3,179)

	597	6,699	(2,942)

Deferred:
U.S. federal	—	—	—
U.S. state and local	—	—	—
Foreign national and local	—	56,166	(22,202)

	—	56,166	(22,202)

Expense/(benefit) for income taxes	$597	$62,865	$(25,144)

Pre-tax profit (loss) from foreign operations was $4.5 million, ($1.2) billion and $27 million, for the fiscal years ended December 27, 2009, December 28, 2008, and December 30, 2007, respectively.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 27, 2009 and December 28, 2008 are as follows:

	December 27, 2009	December 28, 2008
Deferred tax assets:
Net operating loss carryovers	$411,811	$241,648
Deferred distributor income	34,296	9,260
Inventory valuation	43,225	143,668
Accrued expenses not currently deductible	1,936	8,118
Pension benefits	—	16,721
Property, plant and equipment	258,733	685,882
Capital leases	—	10,875
Federal and state tax credit carryovers	19,021	11,736
Stock-based compensation	4,392	4,579
Intangible	—	607
Unrealized loss on investment	105,115	—
Other	2,696	1,082

Total deferred tax assets	881,225	1,134,176
Less: valuation allowance	(761,786)	(1,071,790)

	119,439	62,386

Deferred tax liabilities:
Inventory valuation	(3,623)	(7,538)
Property, plant and equipment	(95,127)	(34,654)
Deduction not charged against book	—	(3,086)
Unrealized gain on investments—Japan & Suzhou	(16,755)	—
Capitalized interest	(2,122)	(14,205)
Unrealized gain on investments	(1,801)	(2,901)
Unrealized gain on balance sheet translation	(11)	—
Other	—	(2)

Total deferred tax liabilities	(119,439)	(62,386)

Net deferred tax assets	$—	$—

In 2009, the net valuation allowance decreased by $310.0 million over that of 2008 primarily due to losses and tax credits of $185.5 million generated in the U.S. and a decrease of $457.9 million in the valuation allowance associated with the deferred tax assets of Spansion Japan. The $457.9 million decrease was due to the deconsolidation of Spansion Japan from the Company’s financial statements. In 2008, the net valuation allowance increased by $798.1 million over that of 2007 primarily due to losses and tax credits of $299.6 million generated in the U.S. and an increase of $457.9 million in the valuation allowance associated with the deferred tax assets of Spansion Japan. The $457.9 million increase was due to the Company’s change in judgment about the realizability of Spansion Japan’s deferred tax assets. In 2007, the net valuation allowance increased by $116 million over that of 2006 primarily due to losses and tax credits generated in the U.S. There was also a decrease of $21.0 million in the valuation allowance associated with the deferred tax assets of Spansion Japan due to the Company’s change in judgment about the realizability of the Company’s Japanese deferred tax assets. In all periods discussed above, management concluded that valuation allowances were necessary in certain jurisdictions due to the Company’s historic net operating losses in those jurisdictions.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

As of December 27, 2009, the Company had U.S. federal and state net operating loss carryforwards of approximately $1.1 billion and $155.6 million, respectively. These net operating losses, if not utilized, expire from 2017 to 2029. The Company also had U.S. federal and state tax credit carryovers of $26.9 million which expire from 2019 to 2029. Included in this amount are California state tax credits of $15.0 million which can be carried forward indefinitely.

If the Company conducts an offering of its common stock, it may experience an “ownership change” as defined in the Internal Revenue Code such that its ability to utilize its federal net operating loss carryforwards of approximately $1.1 billion as of December 27, 2009 may be limited under certain provisions of the Internal Revenue Code. As a result, the Company may incur greater tax liabilities than it would in the absence of such a limitation and any incurred liabilities could materially adversely affect it.

The table below displays the reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

	Tax	Rate
	(in thousands, except for percentages)
Year ended December 27, 2009
Statutory federal income tax expense	$(179,712)	35.0%
State and federal taxes	(104)	0.0%
Foreign income at other than U.S. rates	(879)	0.2%
Valuation allowance	181,292	(35.3)%

Provision for income taxes	$597	(0.1)%

Year ended December 28, 2008
Statutory federal income tax expense	$(827,559)	35.0%
State and federal taxes	(292)	0.1%
Foreign income at other than U.S. rates	(8,879)	0.4%
Valuation allowance	899,595	(38.1)%

Provision for income taxes	$62,865	(2.7)%

Year ended December 30, 2007
Statutory federal income tax expense	$(101,024)	35.0%
State taxes	237	(0.1)%
Foreign income at other than U.S. rates	(13,594)	4.7%
Valuation allowance	89,237	(30.9)%

Benefit for income taxes	$(25,144)	8.7%

The Company’s operations in China and Malaysia operated under tax holidays for the past three years. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays was to decrease the Company’s net loss by approximately $3.3 million in fiscal year 2009 (less than $0.02 per share diluted), $7.3 million in fiscal year 2008 (less than $0.05 per share diluted), and $4.1 million in fiscal year 2007 (less than $0.03 per share, diluted).

The Company has made no provision for U.S. income taxes on approximately $210 million of cumulative undistributed earnings of certain foreign subsidiaries at December 27, 2009 because it is the Company’s intention to reinvest such earnings permanently. If such earnings were distributed, the Company would incur additional

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

income taxes of approximately $12 million (subject to an adjustment for foreign tax credits and after utilizing NOL tax attributes). These additional income taxes may not result in income tax expense or a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefit
(in thousands)
Balance at January 1, 2007	$2,688
Additions based on tax positions related to the current year	566
Additions for tax positions of prior years	122
Reductions for tax positions of prior years	(617)
Settlements	(185)

Balance at December 30, 2007	$2,574

Additions based on tax positions related to the current year	1,132
Additions for tax positions of prior years	19
Reductions for tax positions of prior years	(763)
Settlements	(149)

Balance at December 28, 2008	$2,813

Additions based on tax positions related to the current year	$895
Additions for tax positions of prior years	344
Reductions for tax positions of prior years	(2)
Settlements	—

Balance at December 27, 2009	$4,050

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expenses and such amounts were immaterial in fiscal 2009.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years 2005 through 2009 are subject to examination by the tax authorities. With few exceptions, the Company is not subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005.

The Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

18. Employee Benefit Plans

Spansion Japan Pension Plan

The Company ceased to recognize the Spansion Japan Pension Plan in its financial statements beginning March 3, 2009 (refer to Note 3 for further details relating to the deconsolidation of Spansion Japan).

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

The below tables summarizes the funded status of the plan and the related amounts recognized in the statement of financial position as of December 28, 2008:

December 28, 2008
(in thousands)
Change in Projected Benefit Obligation
Benefit obligation, beginning of year	$(88,047)
Service cost	(5,365)
Interest cost	(1,905)
Fujitsu contributions	(1,170)
Actuarial gain	1,181
Benefits paid	4,747
Curtailments	0
Foreign currency exchange rate changes	(21,391)

Benefit obligation, end of year	$(111,950)

December 28, 2008
(in thousands)
Change in Fair Value of Plan Assets
Fair value of plan assets, beginning of year	$90,073
Actual return on plan assets	(31,422)
Employer contribution	8,517
Fujitsu contributions	1,170
Benefits paid	(4,747)
Foreign currency exchange rate changes	22,663

Fair value of plan assets at end of year	$86,254

December 28, 2008
(in thousands)
Funded status
Fair value of plan assets	$86,254
Projected benefit obligation	(111,950)

Funded status of plan	$(25,696)

Amount recognized in the statement of financial position consist of:
Noncurrent asset	$—
Noncurrent liability	25,696

$25,696

Amount recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$35,003
Prior service cost	7,553

$42,556

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

The Spansion Japan Pension Plan accumulated benefit obligation was $111.2 million as of December 28, 2008.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a accumulated benefit obligation in excess of plan assets as of December 28, 2008 was as follows:

December 28, 2008
(in thousands)
Accumulated benefit obligation, end of year
Projected benefit obligation, end of year	$111,950
Accumulated benefit obligation, end of year	111,209
Fair value of plan assets, end of year	86,254

The below table summarizes the weighted average assumptions used for purposes of calculating the benefit obligations as of December 28, 2008:

December 28, 2008
Discount rate	2.00%
Average rate of compensation increase	2.70%
Cash balance interest crediting rate	2.00%

The Company uses Japanese government bonds for setting the discount rate. The discount rate is determined by currently looking to Japanese government bond yields of approximately the same duration as plan obligations. Given that the plan covers substantially all active employees and the historically low turnover experience of covered participants, the Company currently looks to 20-year Japanese government bonds when setting the discount rate.

The below table summarizes the components of the net periodic pension expense:

	December 28, 2008	December 30, 2007
	(in thousands)
Service cost	$5,365	$4,548
Interest cost	1,905	1,625
Expected return on plan assets	(4,643)	(3,610)
Amortization of prior service cost	620	601
Curtailment loss	—	2,010

Total net periodic pension expense	$3,247	$5,174

December 28, 2008
(in thousands)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Curtailment effects	$—
Current year actuarial loss	34,693
Amortization of prior service credit/(cost)	(620)

$34,073

Total recognized in net periodic benefit cost and other comprehensive income	$37,320

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

On April 2, 2007, the Company recorded a curtailment loss of approximately $2.0 million relating to the Spansion Japan Pension Plan as a result of entering into the Employer Secondment and Transfer Agreement with Fujitsu under the JV1/JV2 transaction (see Note 10).

The below table summarizes the weighted average assumptions used for purposes of calculating the net periodic pension expense for the year ended:

	December 28, 2008	December 30, 2007
Discount rate	2.00%	2.00%
Expected long-term return on plan assets	4.40%	4.40%
Average rate of compensation increase	2.70%	2.70%
Cash balance interest crediting rate	2.00%	2.00%

The weighted-average asset allocations by asset category at December 28, 2008 is as follows:

Asset Category	December 28, 2008
Equity securities	68%
Debt securities	29%
Cash	3%

Total	100%

Retirement Savings Plan

Effective June 30, 2003 and through January 11, 2007, the Company elected to participate in AMD’s retirement saving program, commonly known as a 401(k) plan. Effective January 12, 2007, the Company adopted its own retirement savings plan, also known as a 401(k) plan. Under these plans, the Company’s U.S. employees were able to contribute up to 89 percent of their pre-tax salary subject to Internal Revenue Service limits. The Company matched employee contributions at a rate of 50 cents on each dollar of the first six percent of participants’ contributions, to a maximum of three percent of eligible compensation. Effective pay periods beginning February 23, 2009, the Company suspended matches to employee contributions as part of its cost reduction efforts. The Company’s total matching contributions to these 401(k) plans, collectively, were approximately $0.7 million, $7.0 million, and $6.3 million for the years ended December 27, 2009, December 28, 2008 and December 30, 2007, respectively.

19. Fair Value

As of December 27, 2009, the fair value measurements of the Company’s financial assets consisted of the following and which are categorized in the table below based upon the fair value hierarchy:

	December 27, 2009				December 28, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$20	$—	$—	$20	$74,118	$—	$—	$74,118
Auction rate securities	—	—	100,335	100,335	—	—	94,014	94,014
Put option	—	—	6,790	6,790	—	—	27,465	27,465

Total financial assets	$20	$—	$107,125	$107,145	$74,118	$—	$121,479	$195,597

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

The tables below present reconciliations for the Company’s Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 27, 2009 and December 28, 2008, respectively.

	Year Ended December 27, 2009		Year Ended December 28, 2008
	Auction rate securities	Put option	Auction rate securities	Put option
	(in thousands)
Balance, beginning of period	$94,014	$27,465	$—	$—
Transfer in	—	—	121,900	27,465
Other than temporary impairment	—	—	(27,886)	—
Redemptions at par	(14,775)	—	—	—
Change in fair value	21,096	(20,675)	—	—

Balance, end of period	$100,335	$6,790	$94,014	$27,465

The changes in the fair values of the ARS and the put option are reflected as components of interest and other income (expense), net.

Auction Rate Securities and Put Option

At December 27, 2009, the Company held $100.3 million of auction rate securities (ARS) valued at fair value ($107.1 million at par). At December 27, 2009, the ARS are collateral for the loan from UBS AG (see Note 14). The ARS, for which the underlying assets are student loans, have credit ratings of AAA and Aaa (see Note 4). These ARS are classified within Level 3, given the failures in the auction markets subsequent to February 2008 and the lack of any correlation of these instruments to other observable market data. As a result, the Company’s valuation of these ARS requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

In November 2008, the Company accepted an offer to participate in an auction rate securities settlement from UBS, its broker, providing the Company the right, but not the obligation, to sell to UBS up to 100 percent of its ARS at par. The Company’s right to sell the ARS to UBS commencing June 30, 2010 through July 2, 2012 represents a put option for a payment equal to the par value of the ARS.

At December 27, 2009, there was insufficient observable ARS market information available to determine the fair value of the Company’s ARS investments. As a result, the Company determined the fair value of its ARS investments at December 27, 2009 using a discounted cash flow (DCF) methodology. Significant inputs used in the DCF models included the credit quality of the instruments, the percentage and the types of guarantees, the probability of the auction succeeding or the security being called prior to final maturity, and an illiquidity discount factor. The key assumptions used in the DCF analysis to determine the fair values as of December 27, 2009 were the discount factor to be applied and the period over which the cash flows would be expected to occur. The discount factor used was based on the three-month LIBOR (0.25 percent as of December 27, 2009) adjusted by 85 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of the valuation. In addition, the discount factor was incrementally adjusted for an illiquidity discount of 125 bps to reflect the lack of an active market. The Company applied this discount factor over the expected life of the estimated cash flows of its ARS with projected interest income of 1.36 percent per annum. The projected interest income is based on a trailing 12-month average 91-day U.S. Treasury Bill Rate at 0.16 percent as of December 27, 2009 plus 120 bps, which is the average annual yield of the Company’s ARS assuming auctions continue to fail.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

As of December 28, 2008, the discount factor used was based on the three-month LIBOR (1.47% as of December 28, 2008) adjusted by 125 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of the valuation. In addition, the discount factor was incrementally adjusted for a liquidity discount of 125 bps to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market. The Company applied this discount factor over the expected life of the estimated cash flows of its ARS with projected interest income of 2.69 percent per annum. The projected interest income is based on a trailing 12-month average 91-day T-bill rate at 1.49 percent as of December 28, 2008 plus 120 bps, which is the average annual yield of the Company’s ARS assuming auctions continue to fail.

The Company used a DCF model to estimate the fair value of its put option as of December 27, 2009. The valuation model is based on the following key assumptions:

•	A discount rate based on the 6-month U.S. Treasury Bill Rate (0.17 percent as of December 27, 2009), adjusted by 50 bps to reflect the credit risk associated with the put option; and

•	An expected life of 6 months.

The 2008 valuation model is based on the following key assumptions:

•	A discount rate based on the two-year LIBOR (0.65%), adjusted by 209 basis points (bps) to reflect the credit risk associated with the UBS put option.

•	An expected life of 18 months

The fair value of the put option of $6.8 million and $27.5 million at December 27, 2009 and December 28, 2008, respectively, is reflected as a component of prepaid and other current assets and other assets at the respective dates. The put option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

20. Restructuring Charges

During fiscal 2008 and 2009, as part of its ongoing strategic effort to reduce cost and conserve cash, the Company eliminated regular and contract positions globally, through planned consolidations, attrition, and a reduction in regular, contract and temporary workers in manufacturing, engineering, management and administrative support functions.

Restructuring charges for the year ended December 27, 2009 and December 28, 2008, were as follows:

	Year Ended December 27, 2009	Year Ended December 28, 2008
	(in thousands)
Employee severance pay and benefits	$28,880	$10,986
Professional fees	4,999	—
Relocation of property, plant and equipment	3,705	132
Others	4,946	43

Cash settled restructuring charges	42,530	11,161
Depreciation and write-off of fixed assets	6,681	—
Gain recognized on sale of Suzhou plant	(4,669)	—
Others	2,310	—

Total restructuring charges	$46,852	$11,161

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the restructuring activity for the year ended December 27, 2009 and December 28, 2008, respectively:

	Year Ended December 27, 2009	Year Ended December 28, 2008
	(in thousands)
Accrued restructuring balance, beginning of period	$333	$—
Additional accruals for cash settled restructuring charges	42,530	11,161
Adjustments	292	(29)
Cash payments	(31,201)	(10,799)

Accrued restructuring balance, end of period	$11,954	$333

The accrued restructuring balance was included in accrued compensation and benefits in the Company’s condensed consolidated balance sheet as of December 27, 2009.

21. Debtor’s Condensed Combined Financial Statements

Basis of Presentation

Condensed Combined Debtor-in-Possession Financial Statements

The financial statements contained within this note represent the condensed combined financial statements for the Debtors under Chapter 11 of the U.S. Bankruptcy Code only. The Company’s other subsidiaries are treated as non-consolidated subsidiaries in these financial statements and as such their net income is included as “Equity income from non-Debtor subsidiaries” in the statement of operations and their net assets are included as “Investments in non-Debtor subsidiaries” in the balance sheet. The financial statements do not include the operating results and net assets of Spansion Japan subsequent to March 3, 2009, the date when the Company deconsolidated Spansion Japan (see Note 3). Amounts presented in the statement of operations and the statement of cash flows are for the period from the Petition Date (March 1, 2009) to December 27, 2009.

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

December 27, 2009
(in thousands)
Accounts payable and accrued liabilities	$639,897
Accounts payable to related parties	109,941
Accounts payable to non debtor subsidiaries	123,913
Accrued compensation and benefits	16,137
Long term debt	968,267
Capital lease obligations	18,861
Other long term liabilities	3,166

Liabilities subject to compromise	$1,880,182

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

Condensed Combined Debtor-in-Possession Statement of Operations

(Non-filed entities excluded from combined Debtors group)

(in thousands)

Year Ended December 27, 2009
Net sales	$881,074
Net sales to related parties (Spansion Japan)	278,982

Total net sales	1,160,056

Cost of sales	886,384
Research and development	96,323
Sales, general and administrative	168,689
Restructuring charges	30,740
Asset impairment charges	12,538

Operating loss	(34,618)

Interest and other income, net	3,258
Interest expense	(33,884)

Loss before reorganization items, equity income and income taxes	(65,244)

Reorganization items	(388,932)
Gain on deconsolidation of subsidiary	30,100
Equity loss from non-Debtor subsidiaries	(23,342)

Loss before income taxes	(447,418)

Benefit for income taxes	668

Net loss	$(446,750)

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

Condensed Combined Debtor-in-Possession Balance Sheet

(Non-filed entities excluded from combined Debtors group)

(in thousands)

December 27, 2009

Assets
Current assets:
Cash and cash equivalents	$324,341
Auction rate securities	100,335
Trade accounts receivable	119,110
Trade accounts receivable from related parties	366,602
Trade accounts receivable from non-Debtor subsidiaries	36,670
Allowance for doubtful accounts	(54,908)
Inventories	121,722
Deferred income taxes	13,332
Prepaid expenses and other current assets	45,966

Total current assets	1,073,170
Property, plant and equipment, net	256,694
Loan to non-Debtor subsidiary (includes accrued interest of $7,214)	50,164
Investment in non-Debtor subsidiaries	133,327
Other assets	35,118

Total assets	$1,548,473

Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise
Current liabilities:
Short term note	$64,149
Accounts payable	34,285
Accounts payable to related parties	221,211
Accounts payable to non-Debtor subsidiaries	18,010
Accrued compensation and benefits	18,321
Other accrued liabilities	108,183
Income taxes payable	327
Deferred income on shipments	49,122

Total current liabilities	513,608
Deferred income taxes	13,405
Other long-term liabilities	4,682
Total liabilities not subject to compromise	531,695

Liabilities subject to compromise	1,880,182

Total liabilities	2,411,877
Stockholders’ deficit	(863,404)

Total liabilities and stockholders’ deficit	$1,548,473

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

Condensed Combined Debtor-in-Possession Statement of Cash Flows

(Non-filed entities excluded from combined Debtors group)

(in thousands)

Year Ended December 29, 2009
Cash Flows from Operating Activities:
Net cash provided by operating activities	$292,474

Cash Flows from Investing Activities:
Net cash provided by investing activities	8,285

Cash Flows from Financing Activities:
Net cash used in financing activities	(27,283)

Net increase in cash and cash equivalents	273,476
Cash and cash equivalents at the beginning of period	50,865

Cash and cash equivalents at end of period	$324,341

22. Segment Reporting

Prior to the acquisition of Saifun on March 18, 2008, the Company had historically operated and measured its results in one reportable segment which primarily related to the design, development, manufacture, marketing and sale of Flash memory products for the wireless and embedded applications in the integrated category of the Flash memory market. The acquisition (See Note 8 for further details) of Saifun, whose primary activity related to the licensing of intellectual property to semiconductor manufacturers, resulted in the Company operating and tracking Saifun’s results as a separate operating segment. However, the Saifun operating segment is not considered to be a reportable segment as it has not exceeded the quantitative thresholds necessitating separate disclosure.

The Company’s Chief Operating Decision Maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. The Company therefore continues to disclose its results in one reportable segment only.

The following table presents a summary of net sales by geographic areas for the periods presented:

	Year ended
	December 27, 2009	December 28, 2008	December 30, 2007
	(in thousands)
Geographical sales(1):
Net sales to end customers:
United States of America	$218,291	$307,039	$295,632
China	369,581	669,231	658,205
Korea	109,008	238,370	260,854
EMEA	214,981	351,052	333,430
Others	144,380	63,972	79,132
Net sales to related parties:
Japan(2)	354,412	652,139	873,560

Total	$1,410,653	$2,281,803	$2,500,813

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

(1)	Geographical sales are based on the customer’s bill-to location.
(2)	Net sales to Japan is comprised of net sales to Fujitsu of $50,208 during January and February 2009 and net sales to Spansion Japan of $304,204 from March through December 2009.

None of the end customers accounted for more than 10 percent of the Company’s net sales in fiscal 2009, whereas one customer accounted for approximately 18 percent and 10 percent of the Company’s net sales in fiscal 2008 and 2007, respectively.

Long-lived assets information is based on the physical location of the assets at the end of each fiscal year. The following table presents a summary of long-lived assets by geography:

	December 27, 2009	December 28, 2008
	(in thousands)
Geographical long-lived assets:
Net property, plant and equipment
United States	$254,566	$381,097
Japan	—	299,789
Other countries	68,144	114,143

Total	$322,710	$795,029

23. Capital Structure

Common Stock

In September 2008, the Company repurchased the one share of Class C common stock from Fujitsu. As of December 27, 2009, the common stock outstanding consists of 162,291,633 shares of Class A common stock issued and outstanding.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

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

24. Sale of Assembly, Mark and Pack Facility in Suzhou, China

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

In consideration for the Purchased Assets, PTI paid Spansion LLC cash in the amount of $6.2 million, delivered to Spansion LLC a promissory note for approximately $28.0 million, which requires three scheduled installment payments of approximately $9.3 million to be made by PTI to Spansion LLC on each of the 60th, 120th and 180th days following the Closing Date, and will pay up to an additional $6.0 million which was placed into an escrow account for a one-year period. At the expiration of the one-year escrow period, cash remaining in the escrow account not previously distributed, or reserved for distribution, to PTI pursuant to the terms of the Purchase Agreement will be delivered to Spansion LLC. The Shares are also held in escrow and one-third of the Shares will be distributed to PTI upon Spansion LLC’s receipt of each installment payment made pursuant to the Promissory Note. As of the filing date of this Report, PTI has made the two scheduled installment payments of $9.3 million each and one-third of the Shares have been distributed to PTI from the escrow account.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

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

25. Legal Proceedings

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

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

Samsung Litigation

Patent Litigation Settlement Agreement with Samsung Electronics Co., Ltd. (Samsung)

On April 7, 2009, the Company announced that it had settled its patent litigation lawsuits with Samsung. As part of the settlement, Samsung agreed to pay the Company $70 million and both parties agreed to exchange rights in their patent portfolios in the form of licenses and covenants subject to a settlement agreement. On June 2, 2009, the U.S. Bankruptcy Court entered an order denying the Company’s motion seeking approval of the settlement agreement. By its terms, the settlement agreement has been terminated automatically as a result of the failure of the U.S. Bankruptcy Court to approve the settlement agreement. In addition, as a result of the U.S. Bankruptcy Court to approve the settlement agreement, the lawsuit by Samsung against Spansion Japan is no longer stayed, and the cases in the U.S. District Court and the ITC have resumed.

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

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

remove Patent Nos. 6,930,050 and 5,740,065, from the action. On August 13, 2009, Spansion responded to Samsung’s counterclaims as to the remaining patents asserted by Samsung (i.e., United States Patent Nos. 5,748,531, 5,567,987 and 5,173,442). The action is presently scheduled for trial in May 2011 and discovery is underway.

Samsung v. Spansion Japan Ltd.

On January 28, 2009, Samsung filed two patent infringement actions in the Tokyo District Court in Japan against Spansion Japan alleging that certain flash memory chips manufactured or sold by Spansion Japan infringe certain Japanese patents allegedly owned by Samsung. The actions allege infringement of Japanese patents JP 3834189 and JP 3505324, respectively. The two actions have been consolidated for trial. The complaints seek both injunctive relief and damages. On March 31, 2009, this action was stayed pending U.S. Bankruptcy Court consideration of the proposed settlement with Samsung, but that stay was lifted after the U.S. Bankruptcy Court denied the Company’s motion seeking approval of the proposed settlement with Samsung. A technical hearing was held on December 18, 2009, and a subsequent hearing occurred on January 28, 2010. Additional briefing has been requested by the court, the next of which is due March 1, 2010.

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

On March 6, 2009, Wesley Cabreros and David Refuerzo, individually and on behalf of other persons similarly situated, filed a complaint in the U.S. Bankruptcy Court, Adversary Proceeding No. 09-50409, for alleged violations of both the California WARN Act and Federal WARN Act against Spansion LLC and Spansion Inc. In addition to seeking class certification, the complaint seeks damages, costs and attorneys’ fees. The complaint also seeks payment of 11 U.S.C. § 503 priority claims in favor of the plaintiffs and other similarly situated former employees for their unpaid wages, salary, commissions, bonuses, accrued holiday pay, accrued vacation pay, pension and 401(K) contributions and other ERISA benefits, or a determination that the first $10,950 of the WARN Act claims are entitled to priority status under 11 U.S.C. 507(a) (4) and the remainder are

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

unsecured claims. The plaintiffs also seek to recover attorneys’ fees and costs as allowed priority claims under 11 U.S.C. § 503. On July 22, 2009, the U.S. Bankruptcy Court certified the class. On October 6, 2009, the parties engaged in a mediation and reached an agreement in principle to settle the litigation conditioned upon U.S. Bankruptcy Court approval. As of December 27, 2009 the Company had accrued the settlement amount of $8.6 million, which was included in liabilities subject to comprise.

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

26. Subsequent Events

The Company has evaluated all events or transactions occurring after December 27, 2009 through February 12, 2009, the date the Company completed its consolidated financial statements and filed its Annual Report on Form 10-K for fiscal year 2009.

Rights Offering

Pursuant to the Plan of Reorganization the holders of certain allowed claims were offered the right to purchase a total of 12,974,496 shares of the Company’s Common Stock upon emergence from bankruptcy (or approximately 19% of the total number of new Spansion common stock expected to be outstanding upon emergence from bankruptcy under the Plan of Reorganization) at a price of $8.43 per share (Rights Offering). The number of shares available to each eligible claimant is based on each claimant’s proportionate deemed allowed claim. On January 25, 2010, the Company entered into a Backstop Rights Purchase Agreement with SLS Spansion Holdings, LLC, a Delaware limited liability company and Silver Lake Sumeru Fund, L.P., a Delaware limited partnership (collectively, the Backstop Party) whereby SLS Spansion Holdings, LLC agreed to purchase all Rights Offered Shares offered pursuant to the Rights Offering but not otherwise subscribed for by the Rights Offering participants.

As of February 11, 2010, approximately $80.1 million has been received from Rights Offering participants in a segregated bank account or an escrow account and will be released to the Company upon emergence from bankruptcy assuming all conditions precedent to closing, mostly customary to such transaction, are met.

Senior Secured Term Loan

The Company has engaged Barclays Capital and Morgan Stanley Senior Funding, Inc. to arrange a $450 million Senior Secured Term Loan facility (Term Loan Facility). This facility will be secured by the assets of the Company including, among other items, a first priority lien on property, plant and equipment and inventory, and a second priority lien on account receivables and cash.

The proceeds of the Term Loan Facility, together with cash proceeds from the rights offering and other sources of cash available to the Company, will be used as follows: (i) payment of approximately $633,000,000 to fully discharge the claims of holders of the Senior Secured Floating Rate Notes, (ii) payment of Administrative Expense Claims and Priority Claims (each as defined in the Plan of Reorganization) and (iii) payment of fees and expenses related to the Term Loan Facility.

Spansion Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

The Term Loan Facility will, based on certain agreed upon thresholds, require net cash proceeds from asset sales or other dispositions of property, extraordinary cash receipts, and other future cash flows to be used to prepay the outstanding balance of the Term Loan. Voluntary prepayments of borrowings will be permitted in whole or in part, in minimum principal amounts to be agreed upon, at any time on or prior to the first anniversary of the Closing Date at a price equal to 101% of the principal amount of such borrowings being prepaid plus all accrued and unpaid interest plus breakage costs, if any, and thereafter at any time without premium or penalty.

Under the terms of the Term Loan Facility, the Company will be subject to a number of covenants, including a minimum interest coverage ratio, a maximum leverage ratio and maximum permitted capital expenditures.

The Term Loan Facility closed on February 9, 2010 and funds are held in escrow until the conditions to account release are met, which include, among other things, the U.S. Bankruptcy Court’s final Confirmation and Approval Orders, a Consolidated Funded Indebtedness to Consolidated pro forma EBITDA ratio of no greater than 2.10 to 1.00, certain minimum liquidity requirements, credit rating by an accredited agency and the receipt of at least $105 million from the Rights Offering.

Senior Revolving Credit Facility

In order to fund fees and expenses associated with the Bankruptcy Case as well as ongoing working capital needs upon emergence, the Company has engaged Bank of America and other financial institutions for a post-confirmation senior revolving credit facility (the Proposed Facility) in an aggregate amount of up to $65 million.

Available amounts for borrowing under this credit facility are limited to 85 percent of eligible accounts receivable, plus the lesser of (i) $10 million and (ii) 25 percent of eligible foreign accounts receivable, net of reserves.

Funding is subject to a number of conditions, including a minimum liquidity level of $100 million and confirmation of the Company’s Plan of Reorganization by the U.S. Bankruptcy court on or before March 31, 2010.

This Proposed Facility would require the Company to maintain a minimum quarterly fixed charge coverage ratio exceeding 1.00 to 1.00 on a trailing 12-month basis if the Company’s domestic cash balance falls below $40 million.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Spansion Inc.

We have audited the accompanying consolidated balance sheets of Spansion Inc. as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended December 27, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spansion Inc. as of December 27, 2009 and December 28, 2008, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Spansion Inc. will continue as a going concern. As more fully described in Note 3 to the consolidated financial statements, on March 1, 2009, Spansion Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Uncertainties inherent in the bankruptcy process raise substantial doubt about Spansion Inc.’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for its Exchangeable Senior Subordinated Debentures with the retrospective adoption of new guidance on accounting for convertible debt instruments that may be settled in cash upon conversion, effective December 29, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spansion Inc.’s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

San Jose, California

February 12, 2010

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Spansion Inc.

We have audited Spansion Inc.’s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spansion Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Spansion Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spansion Inc. as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 27, 2009 and our report dated February 12, 2010 expressed an unqualified opinion thereon, and such report included an explanatory paragraph on the Company’s ability to continue as a going concern.

/S/    ERNST & YOUNG LLP

San Jose, California

February 12, 2010

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 27, 2009. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which appears on page 129 of this Annual Report on Form 10-K.

/S/ JOHN H. KISPERT	/S/ RANDY W. FURR
John H. Kispert	Randy W. Furr
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 12, 2010	February 12, 2010

Supplementary Financial Data

(Unaudited)

Quarter Ended

(in thousands, except per share amounts)

	December 27, 2009(2)	September 27, 2009(2)	June 28, 2009(2)	March 29, 2009(2)	December 28, 2008(2)	September 28, 2008(2)	June 30, 2008(2)	March 30, 2008(2)
Net sales	$244,737	$262,073	$262,919	$289,679	$329,952	$474,170	$426,268	$400,183
Net sales to related parties	62,409	65,505	113,382	109,949	137,999	156,690	186,452	170,089

Total net sales	307,146	327,578	376,301	399,628	467,951	630,860	612,720	570,272
Cost of sales	205,504	234,952	280,266	383,035	669,691	544,273	503,571	475,810

Gross profit (loss)	101,642	92,626	96,035	16,593	(201,740)	86,587	109,149	94,462
Research and development	25,533	28,281	37,889	44,746	96,339	106,845	108,303	120,321
Sales, general and administrative	41,661	36,820	33,788	104,029	56,756	64,094	68,264	64,764
In-process research and development	—	—	—	—	—	—	—	10,800
Restructuring charges	1,206	7,492	14,212	23,942	(138)	1,377	9,922	—
Asset impairment charges	12,538	—	—	—	1,652,622	—	—	—

Operating income (loss) before reorganization items	20,704	20,033	10,146	(156,124)	(2,007,319)	(85,729)	(77,340)	(101,423)
Interest and other income (expense), net	1,110	532	1,916	480	12,371	(13,086)	2,536	3,379
Interest expense(1)	(8,099)	(9,199)	(9,212)	(24,466)	(26,287)	(26,949)	(29,486)	(22,814)
Gain on deconsolidation of subsidiary	—	—	—	30,100	—	—	—	—

Gain (loss) before reorganization items and income taxes	13,715	11,366	2,850	(150,010)	(2,021,235)	(125,764)	(104,290)	(120,858)
Reorganization items	(9,736)	(9,348)	(9,842)	(362,457)	—	—	—	—

Income (loss) before income taxes	3,979	2,018	(6,992)	(512,467)	(2,021,235)	(125,764)	(104,290)	(120,858)
(Provision) benefit for income taxes	350	(518)	(261)	(168)	(55,670)	(9,583)	1,824	564

Net income (loss)	$4,329	$1,500	$(7,253)	$(512,635)	$(2,076,905)	$(135,347)	$(102,466)	$(120,294)

Net income (loss) per share:
Basic	$0.03	$0.01	$(0.04)	$(3.18)	$(12.90)	$(0.84)	$(0.64)	$(0.87)
Diluted	$0.02	$0.01	$(0.04)	$(3.18)	$(12.90)	$(0.84)	$(0.64)	$(0.87)

(1)	Contractual interest expense for the three months ended March 29, 2009, June 28, 2009, September 27, 2009, and December 27, 2009 was approximately $27.7 million, $21.0 million, $21.1 million and $19.6 million respectively.

(2)	The impact of the change in accounting for the Company's Exchangeable Senior Subordinated Debentures, retrospectively adopted in 2009 and described in Note 4 of Notes to Consolidated Financial Statements, on each of the quarters of fiscal 2009 and the adjustments to previously reported quarterly data for fiscal 2008 are summarized in the following table:

	December 27, 2009(1)	September 27, 2009(1)	June 28, 2009(1)	March 29, 2009	December 28, 2008	September 28, 2008	June 30, 2008	March 30, 2008
	Effect of Change				Effect of Change
Interest expense	$—	$—	$—	$1,439	$1,951	$2,096	$1,823	$1,823
Other income (expense), net	—	—	—	1,439	1,951	2,096	1,823	1,823
Loss before income taxes	—	—	—	1,439	1,951	2,096	1,823	1,823
Net loss	—	—	—	1,439	1,951	2,096	1,823	1,823
Net loss per share:
Basic and diluted	$—	$—	$—	$0.01	$0.01	$0.01	$0.01	$0.01

(1)	Pursuant to the accounting guidance for entities in reorganization, interest expense recorded subsequent to March 1, 2009 only includes amounts expected to be actually paid during the Creditor Protection Proceedings, and as a result, amortization of the discounted carrying value ceased.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

In our Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, we previously concluded that our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms in consideration of the fact that we had not met the filing deadlines for our Quarterly Reports on Form 10-Q during fiscal 2009. However, as of December 27, 2009, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

See Management’s Report on Internal Control Over Financial Reporting in Item 8, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during our fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions, “Director Compensation” and “Executive Compensation” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNT FEES AND SERVICES

The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2010 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2010 Proxy Statement, our 2010 Proxy Statement shall not be deemed to be filed as part of this Report.

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

2. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K (except for such exhibits that are marked on such exhibit list as furnished and not filed). The following is a list of such Exhibits:

Exhibit Number	Description of Exhibits
2.1(a)	Agreement and Plan of Merger and Reorganization, dated as of October 7, 2007, by and among Spansion Inc., Atlantic Star Merger Sub Ltd. and Saifun Semiconductors Ltd., filed as Exhibit 2.1 to Spansion’s Current Report on Form 8-K dated October 9, 2007, is hereby incorporated by reference.

2.1(b)	Amendment to Agreement and Plan of Merger and Reorganization, dated as of December 12, 2007, by and among Spansion Inc., Atlantic Star Merger Sub Ltd. and Saifun Semiconductors Ltd., filed as Exhibit 2.1 to Spansion’s Current Report on Form 8-K dated December 13, 2007, is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spansion Inc., as amended, filed as Exhibit 3.2 to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

4.1	Specimen of Class A Common Stock Certificate, filed as Exhibit 4.1 to Spansion’s Amendment No. 6 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

4.2	Indenture, dated as of December 21, 2005, between Spansion LLC, Spansion Inc., Spansion Technology Inc. and Wells Fargo Bank, N.A., governing the 11.25% Senior Notes due 2016, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.3	Specimen of 11.25% Senior Notes due 2016, filed as Exhibit 4.2 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

4.4	Indenture, dated as of June 12, 2006, between Spansion LLC, Spansion Inc., Spansion Technology Inc. and Wells Fargo Bank, N.A, including the form of 2.25% Exchangeable Senior Subordinated Debenture due 2016, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated June 15, 2006, is hereby incorporated by reference.

4.5	Indenture, dated May 18, 2007, by and among Spansion LLC, Spansion Inc., Spansion Technology Inc. and Wells Fargo Bank, National Association, including the form of Senior Secured Floating Rate Note due 2013, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference.

10.1	Spansion Inc. 2005 Employee Stock Purchase Plan, filed as Exhibit 10.18 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.2(a)***	Spansion Inc. 2005 Equity Incentive Plan, filed as Exhibit 10.17 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.2(b)***	U.S. Employees Stock Option Terms and Conditions for Grants on or after December 15, 2005, filed as Exhibit 10.2(b) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.2(c)***	U.S. Employees Restricted Stock Unit Terms and Conditions for Grants on or after December 15, 2005, filed as Exhibit 10.2(c) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.2(d)***	Non-U.S. Employees Stock Option Terms and Conditions for Grants on or after December 15, 2005, filed as Exhibit 10.2(d) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.2(e)***	Non-U.S. Employees Restricted Stock Unit Terms and Conditions for Grants on or after December 15, 2005, filed as Exhibit 10.2(e) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.3(a)***	Spansion 2007 Equity Incentive Plan, filed as Exhibit 10.73 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, is hereby incorporated by reference.

10.3(b)***	U.S. Employees Stock Option Terms and Conditions for Awards Under 2007 Equity Plan, filed as Exhibit 10.3(b) to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

10.3(c)***	U.S. Employees Restricted Stock Unit Terms and Conditions for Awards Under 2007 Equity Plan, filed as Exhibit 10.3(c) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.3(d)***	Non-U.S. Employees Stock Option Terms and Conditions for Awards Under 2007 Equity Plan, filed as Exhibit 10.3(d) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.3(e)***	Non-U.S. Employees Restricted Stock Unit Terms and Conditions for Awards Under 2007 Equity Plan, filed as Exhibit 10.3(e) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.3(f)***	U.S. Non-Employee Directors Stock Option Terms and Conditions for Awards Under 2007 Equity Incentive Plan, filed as Exhibit 10.3(f) to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

10.3(g)***	U.S. Non-Employee Directors Restricted Stock Unit Terms and Conditions for Awards Under 2007 Equity Incentive Plan, filed as Exhibit 10.3(g) to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

10.3(h)	Spansion 2007 Equity Incentive Plan Appendix, filed as Exhibit 10.5 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.3(i)***	Israel Employees Form of Option Award Agreement for Section 102(b) (2) Options Granted Under 2007 Equity Incentive Plan, filed as Exhibit 10.3(i) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.3(j)***	Israel Employees Form of Option Award Agreement for Section 102(b)(2) Options Granted Under the Saifun Semiconductors Ltd. 2003 Share Option Plan, filed as Exhibit 10.3(k) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.3(k)***	Israel Employees Form of Restricted Stock Unit Award Agreement for Section 102(b)(2) RSUs Granted Under the Saifun Semiconductors Ltd. 2003 Share Option Plan, filed as Exhibit 10.3(l) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.3(l)***	Spansion Inc. Key Employee Incentive Plan and Centurion Plan, as approved August 27, 2009, filed as Exhibit 10.9 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.4	Form of Indemnification Agreement with Directors and Executive Officers, filed as Exhibit 10.3 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.5(a)***	Form of Spansion Inc. Change of Control Severance Agreement, as amended, filed as Exhibit 10.30 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.

10.5(b)***	Form of Amended and Restated Spansion Inc. Change of Control Severance Agreement, filed as Exhibit 10.30 to Spansion’s Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.

10.6(a)***	Spansion LLC Employment Offer Letter to Bertrand F. Cambou, dated as of April 6, 2005, filed as Exhibit 10.52 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.6(b)***	Separation Agreement and Release between Spansion Inc. and Bertrand F. Cambou, dated as of February 4, 2009, filed as Exhibit 10.6(b) to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

10.7***	Spansion LLC Employment Offer Letter to Thomas T. Eby, dated as of September 15, 2005, filed as Exhibit 10.53 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.8(a)***	Spansion LLC Employment Offer Letter to Robert C. Melendres, dated as of December 17, 2004, filed as Exhibit 10.54 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.8(b)***	Separation Agreement and Release between Spansion Inc. and Robert C. Melendres, dated as of April 7, 2009, filed as Exhibit 10.8(b) to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

10.9***	Noncompetition and Retention Agreement between Spansion Inc. and Boaz Eitan, dated as of March 18, 2008, filed as Exhibit 10.60(a) to Spansion’s Quarterly Report on Form 10-Q dated for the quarter ended March 30, 2008, is hereby incorporated by reference.

10.10***	Employment Offer Letter, dated as of February 9, 2006, between Spansion LLC and Dario Sacomani, filed as Exhibit 10.65 to Spansion’s Annual Report on Form 10-K dated March 15, 2006, is hereby incorporated by reference.

10.11(a)***	Temporary Living Expenses and Relocation Expenses Agreement between Spansion LLC and Dario Sacomani, executed on May 7, 2008, filed as Exhibit 10.61 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, is hereby incorporated by reference.

10.11(b)***	Personal Leave Agreement and Release between Spansion Inc. and Dario Sacomani, dated as of April 10, 2009, filed as Exhibit 10.13(b) Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.12(a)***	Employment Offer Letter for John H. Kispert, dated February 12, 2009, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated February 17, 2009, is hereby incorporated by reference.

10.12(b)***	Amendment No. 1 to Employment Offer Letter for John H. Kispert, dated July 9, 2009, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated July 9, 2009, is hereby incorporated by reference.

10.13***	Consulting Agreement between Spansion Inc. and Nathan Sarkisian, effective as of May 20, 2009, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.14***	Employment Offer Letter for Randy W. Furr, dated June 4, 2009, filed as Exhibit 10.5 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.15***	Summary of Compensation Arrangements for Executive Officers, filed as Exhibit 99.1 to Spansion’s Current Report on Form 8-K dated March 14, 2008, is hereby incorporated by reference.

10.16(a)***	Form of Saifun Semiconductors Ltd. 2003 Share Option Plan Agreement, filed as Exhibit 10.55(e) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, is hereby incorporated by reference.

10.16(b)***	Form of Saifun Semiconductors Ltd. 2003 Share Option Plan Agreement, filed as Exhibit 10.55(f) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, is hereby incorporated by reference.

10.17***	Noncompetition and Retention Agreement between Spansion Inc. and Boaz Eitan, dated as of March 18, 2008, filed as Exhibit 10.60(a) to Spansion’s Quarterly Report on Form 10-Q dated for the quarter ended March 30, 2008, is hereby incorporated by reference.

10.18***	Spansion Amended and Restated Executive Deferred Compensation Plan effective January 1, 2008, filed as Exhibit 10.15 to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.19***	Stockholders Agreement, dated as of December 21, 2005, by and among AMD Investments, Spansion Inc., Advanced Micro Devices, Inc., and Fujitsu Limited, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.20***	Form of Spansion Inc. Change of Control Severance Agreement filed as Exhibit 10.27(a) to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.21(a)	Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., filed as Exhibit 10.4 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.21(b)	Amendment No. 1 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of October 1, 2007 between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.8 to Spansion’s Annual Report on Form 10-K dated December 27, 2008, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.21(c)	Amendment No. 2 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of September 28, 2008 between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.21(d)	Amendment No. 3 and Letter Supplement to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of January 15, 2009, filed as Exhibit 10.1(a) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.21(e)	Amendment No. 4 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of February 23, 2009, filed as Exhibit 10.1(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.21(f)	Amendment No. 5 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of April 23, 2009, filed as Exhibit 10.1(c) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.21(g)	Amendment No. 6 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of June 25, 2009, filed as Exhibit 10.1(d) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.21(h)	Amendment No. 7 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of October 30, 2009, filed as Exhibit 10.1(e) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.22	Amended and Restated Fujitsu-Spansion Patent Cross-License Agreement between Fujitsu Limited and Spansion Inc., filed as Exhibit 10.5 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.23	Amended and Restated AMD-Spansion Patent Cross-License Agreement between Advanced Micro Devices, Inc. and Spansion Inc., filed as Exhibit 10.6 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.24	Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement among Fujitsu Limited, Advanced Micro Devices, Inc., AMD Investments, Inc. and Spansion Inc., filed as Exhibit 10.7 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.25	Amended and Restated Information Technology Services Agreement between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.8 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.26	Amended and Restated General Administrative Services Agreement between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.10 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.27	Amended and Restated General Administrative Services Agreement between Spansion Inc. and Advanced Micro Devices, Inc., filed as Exhibit 10.11 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.28	Amended and Restated Reverse General Administrative Services Agreement between Spansion Inc. and Advanced Micro Devices, Inc., filed as Exhibit 10.12 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.29*	Amended and Restated Non-Competition Agreement among Spansion Inc., Advanced Micro Devices, Inc. and Fujitsu Limited, filed as Exhibit 10.13 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.30(a)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(k) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.30(b)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(l) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.31	Manufacturing Services Agreement, dated June 30, 2003, between FASL LLC and Fujitsu Limited, filed as Exhibit 10.30 to Spansion’s Amendment No. 2 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.32	Form of Amendment to Manufacturing Services Agreement between FASL LLC and Fujitsu Limited, filed as Exhibit 10.35 to Spansion’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.33*	Master Semiconductor Foundry and Technology Transfer Agreement, dated August 11, 2005, between Spansion LLC and Taiwan Semiconductor Manufacturing Company, filed as Exhibit 10.33 to Spansion’s Amendment No. 9 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.34*	Foundry Agreement, dated March 31, 2005, between Spansion Japan and Fujitsu Limited, filed as Exhibit 10.34 to Spansion’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.35(a)	Foundry Agreement, effective as of September 28, 2006, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited, filed as Exhibit 10.74 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.35(b)	Amendment No. 1 to the Amended and Restated Foundry Agreement, effective March 21, 2008 and entered into as of June 19, 2008, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology, Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited and its assignee, Fujitsu Microelectronics Limited, filed as Exhibit 10.37(a) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, is hereby incorporated by reference.

10.35(c)	Amendment No. 2 to the Amended and Restated Foundry Agreement, effective as of March 21, 2008 and entered into as of December 31, 2008, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology, Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited and its assignee, Fujitsu Microelectronics Limited, filed as Exhibit 10.32(c) to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.35(d)	Waiver of Payment Terms, dated June 30, 2008, by Fujitsu Microelectronics Limited, and agreed to by Spansion Inc., Spansion Technology, Inc., Spansion LLC and Spansion Japan Limited, filed as Exhibit 10.37(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, is hereby incorporated by reference.

10.35(e)	Amendment No. 3 to the Amended and Restated Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Spansion Japan Limited and Fujitsu Microelectronics Limited, entered into as of June 30, 2009, filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.36	Second Amendment and Transfer Agreement, dated as of September 28, 2006, between Spansion Japan Limited and Fujitsu Limited, filed as Exhibit 10.75 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.37	Asset and Share Purchase Agreement by and between Spansion LLC and Powertech Technology Inc., dated August 21, 2009, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated August 25, 2009, is hereby incorporated by reference.

10.38	Supply Agreement by and between Spansion LLC and Powertech Technology Inc., dated August 21, 2009, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated August 25, 2009, is hereby incorporated by reference.

10.39	Transition Services Agreement by and between Spansion LLC and Powertech Technology Inc., dated August 21, 2009, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated August 25, 2009, is hereby incorporated by reference.

10.40	Agreement between Spansion LLC and Spansion Japan Limited, entered into as of June 30, 2009, filed as Exhibit 10.10 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.41	Memorandum of Understanding Regarding Non-Competition Agreement between Spansion Inc. and Fujitsu Microelectronics Limited, dated as of June 30, 2009, filed as Exhibit 10.11 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.42	Assignment of Amended and Restated Information Technology Services Agreement between Spansion Inc., Spansion Japan Limited, and Fujitsu Microelectronics Limited, effective as of March 31, 2009, filed as Exhibit 10.12 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.43(a)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(k) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.43(b)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(l) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.43(c)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(m) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.43(d)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(n) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.44(a)*	Foundry Agreement by and between Semiconductor Manufacturing International Corporation and Spansion LLC dated August 31, 2007, filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.44(b)*	First Amendment to the Foundry Agreement by and between Semiconductor Manufacturing International Corporation and Spansion LLC dated August 15, 2008, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.45	Agreement by and among Spansion Inc., Fujitsu Limited and Fujitsu Microelectronics Limited dated September 11, 2008, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.46	Amendment No. 1 to Credit Agreement, dated April 7, 2006, among Spansion LLC, Bank of America, N.A., and the lenders party thereto, filed as Exhibit 10.41(a) to Spansion’s Form 10-Q for the quarter ended March 26, 2006, is hereby incorporated by reference.

10.47	Amendment No. 4 to Credit Agreement and Consent, dated as of March 24, 2008, among Spansion LLC, Spansion Inc., Bank of America, N.A., and the lenders party thereto, filed as Exhibit 10.23(c) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, is hereby incorporated by reference.

10.48	Amendment No. 5 to Credit Agreement and Amendment No. 3 to Security Agreement dated as of December 23, 2008 among Spansion LLC, Spansion Inc. and Bank of America, N.A., and the lenders party thereto, filed as Exhibit 10.39 to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

10.49	Continuing Guaranty to the Credit Agreement, dated April 21, 2006, between Spansion Inc. and Bank of America, N.A., filed as Exhibit 10.41(c) to Spansion’s Form 10-Q for the quarter ended March 26, 2006, is hereby incorporated by reference.

10.50(a)	Facility Agreement, dated as of March 30, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, Sumisho Lease Co., Ltd., Mitsui Leasing & Development, Ltd., and certain lenders thereto, filed as Exhibit 10.65 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007, is hereby incorporated by reference.

10.50(b)	Amendment No. 1 to Facility Agreement, dated as of August 1, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, Sumisho Lease Co., Ltd., Mitsui Leasing & Development, Ltd., and certain lenders thereto, filed as Exhibit 10.65(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, is hereby incorporated by reference.

10.50(c)	Amendment No. 2 to Facility Agreement, dated as of December 13, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, Sumisho Lease Co., Ltd., Mitsui Leasing & Development, Ltd., and certain lenders thereto, filed as Exhibit 10.41(c) to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.50(d)	Amendment No. 3 to Facility Agreement, dated as of February 18, 2008, among Spansion Japan Limited, GE Capital Leasing Corporation, Sumisho Lease Co., Ltd., Mitsui Leasing & Development, Ltd., and certain lenders thereto, filed as Exhibit 10.40(c) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, is hereby incorporated by reference

10.50(e)	Amendment No. 4 and Waiver to Facility Agreement, dated as of November 5, 2008, among Spansion Japan Limited, GE Financial Services Corporation (formerly known as GE Capital Leasing Corporation), as Administrative Agent, and certain lenders thereto, filed as Exhibit 10.41(e) to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

10.51	Security Agreement, dated September 19, 2005, between Spansion LLC, as Grantor, and Bank of America, N.A., as Agent, filed as Exhibit 10.42 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference, filed as Exhibit 10.42 to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

10.52	Stock Pledge, dated September 19, 2005, between Spansion LLC, as Pledgor, and Bank of America, N.A., as Agent, filed as Exhibit 10.43 to Spansion’s Amendment No. 4 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.53	Joinder Agreement to the Credit Agreement, dated April 21, 2006, among Spansion Inc., Bank of America, N.A., and the lenders party to the Credit Agreement, filed as Exhibit 10.41(b) to Spansion’s Form 10-Q for the quarter ended March 26, 2006, is hereby incorporated by reference.

10.54	Security Agreement, dated as of March 30, 2007, between Spansion Japan Limited and GE Capital Leasing Corporation filed as Exhibit 10.66 to Spansion’s Annual Report on Form 10-K dated February 27, 2007, is hereby incorporated by reference.

10.55(a)	Security Agreement, dated as of March 30, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation, and certain secured parties thereto, filed as Exhibit 10.67 to Spansion’s Annual Report on Form 10-K dated February 27, 2007, is hereby incorporated by reference.

10.55(b)	Amendment to Security Agreement, dated as of April 26, 2007, among Spansion Japan Limited, GE Capital Leasing Corporation and the Finance Parties, filed as Exhibit 10.67(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, is hereby incorporated by reference.

10.56	Pledge and Security Agreement, dated May 18, 2007, by and among Spansion Inc., Spansion LLC, Spansion Technology Inc. and Wells Fargo, National Association, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference.

10.57(a)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (Santa Clara County, California), effective as of May 18, 2007, by Spansion LLC to First American Title Insurance Company, as trustee, for the benefit of Wells Fargo Bank, National Association, as collateral agent, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference.

10.57(b)	Amendment No. 1 to Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (Santa Clara County, California), effective as of June 7, 2007, by Spansion LLC to First American Title Insurance Company, as trustee, for the benefit of Wells Fargo Bank, National Association, as collateral agent, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated June 7, 2007, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.58	Second Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (Santa Clara County, California), effective as of May 18, 2007, by Spansion LLC to PRLAP, Inc., as Trustee, for the benefit of Bank of America, N.A., as administrative agent, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference.

10.59(a)	Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (Travis County, Texas), effective as of May 18, 2007, by Spansion LLC to R. J. Dold, as trustee, for the benefit of Wells Fargo Bank, National Association, as collateral agent, filed as Exhibit 10.4 to Spansion’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference

10.59(b)	Amendment No. 1 to Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (Travis County, Texas), effective as of June 7, 2007, by Spansion LLC to R. J. Dold, as trustee, for the benefit of Wells Fargo Bank, National Association, as collateral agent, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated June 7, 2007, is hereby incorporated by reference.

10.60	Form of Voting Undertaking between Spansion and certain shareholders of Saifun Semiconductors Ltd., filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated October 9, 2007, is hereby incorporated by reference.

10.61	Revolving Credit Facility Agreement by and among Spansion Japan Limited, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and the lenders party thereto, dated as of December 28, 2007, filed as Exhibit 10.48 to Spansion’s Annual Report on Form 10-K dated February 28, 2008, is hereby incorporated by reference.

10.62	Credit Line Account Application and Agreement for Organizations and Businesses between Spansion LLC and UBS Bank USA, dated as of December 29, 2008, filed as Exhibit 10.54 to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

10.63(a)	Lease Agreement, dated as of September 30, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(a) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.63(b)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between General Electric Capital Corporation and Spansion LLC, filed as Exhibit 10.1(b) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.63(c)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(c) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.63(d)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(d) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.63(e)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between General Electric Capital Corporation and Spansion LLC, filed as Exhibit 10.1(e) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.63(f)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between ORIX Financial Services, Inc. and Spansion LLC, filed as Exhibit 10.1(f) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

Exhibit Number	Description of Exhibits
10.63(g)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Merrill Lynch Capital and Spansion LLC, filed as Exhibit 10.1(g) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.63(h)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between Macquarie Electronics USA Inc. and Spansion LLC, filed as Exhibit 10.1(h) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.63(i)	Amended Schedule to Lease Agreement, dated as of December 21, 2005, between Macquarie Electronics USA Inc. and Spansion LLC, filed as Exhibit 10.1(i) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.63(j)	Amended Schedule to Lease Agreement, dated as of December 21, 2005, between Merrill Lynch Capital and Spansion LLC, filed as Exhibit 10.1(j) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.64	Amendment Agreement dated December 30, 2005 to Master Lease Agreement dated January 5, 2005, between Spansion Japan Limited and Sumicrest Leasing Limited, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated January 5, 2006, is hereby incorporated by reference.

10.65	Master Lease Agreement, dated as of September 28, 2006, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited, filed as Exhibit 10.73 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.66	Master Rental Agreement between Spansion LLC and Macquarie Electronics USA Inc., dated as of March 26, 2008, filed as Exhibit 10.59 to Spansion’s Quarterly Report on Form 10-Q dated for the quarter ended March 30, 2008, is hereby incorporated by reference.

10.67	Settlement Agreement among Spansion LLC, Spansion Inc. and Samsung Electronics Co., Ltd., dated as of March 16, 2009, filed as Exhibit 10.59 to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

10.68	Backstop Rights Purchase Agreement between Spansion Inc. and SLS Spansion Holdings, LLC, dated as of January 25, 2010.

10.69	Credit Agreement dated as of February 9, 2010 among Spansion LLC, as the Borrower, Spansion Inc., and Spansion Technology LLC, as Guarantors, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, the Lenders Party Hereto, Barclays Capital, as Joint Lead arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent.

21	Subsidiaries of Spansion Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
***	Management Agreement or Compensation Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 12, 2010	SPANSION INC.

	By:	/S/ RANDY W. FURR
Randy W. Furr Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John H. Kispert and Randy W. Furr, and each of them, their true and lawful attorneys-in-fact, each with full power of substitution, for them in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN H. KISPERT John H. Kispert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2010

/S/ RANDY W. FURR Randy W. Furr	Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2010

/S/ DONALD L. LUCAS Donald L. Lucas	Chairman of the Board of Directors	February 12, 2010

/S/ DAVID K. CHAO David K. Chao	Director	February 12, 2010

/S/ BOAZ EITAN Boaz Eitan	Director	February 12, 2010

/S/ JOHN M. STICH John M. Stich	Director	February 12, 2010