Form 10-K/A
period 2009-12-27
Spansion Inc.
filed 2010-04-26
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPANSION INC.

AMENDMENT NO. 1 TO FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 27, 2009

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Spansion Inc. for the fiscal year ended December 27, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on February 12, 2010 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 27, 2009. We are also including as exhibits the current certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to February 12, 2010. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Spansion Inc. and our consolidated subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our directors and executive officers as of April 23, 2010.

Name	Age	Position
John H. Kispert	46	President, Chief Executive Officer and Director
Donald L. Lucas	80	Chairman of the Board of Directors
David K. Chao	43	Director
Boaz Eitan	61	Director
John M. Stich	68	Director
Thomas T. Eby	49	Executive Vice President, Strategy and Communications
Randy W. Furr	55	Executive Vice President and Chief Financial Officer
Ahmed Nawaz	60	Executive Vice President, Sales

John H. Kispert has served as a Class A Director and President and Chief Executive Officer of Spansion since February 2009. Mr. Kispert also served as Interim Chief Financial Officer from April 29, 2009 through May 19, 2009. From 1995 through January 2009, Mr. Kispert served in a number of finance and operational roles at KLA-Tencor, including serving as president and chief operations officer from January 2006 to January 2009 and also serving as chief financial officer from March 2008 to September 2008. Prior to that, Mr. Kispert held several senior management positions with IBM. Mr. Kispert has served on the Board of Directors of Extreme Networks, Inc. since May of 2009. Mr. Kispert holds a master’s degree in Business Administration from the University of California, Los Angeles and a bachelor’s degree in Political Science from Grinnell College. Our Board of Directors has concluded that Mr. Kispert should serve on the Board based on Mr. Kispert’s significant senior leadership, industry, financial and operational experience. In addition, as Spansion’s President and Chief Executive Officer, Mr. Kispert has direct responsibility for Spansion’s strategy and operations.

Donald L. Lucas has served as Chairman of the Board of Directors and as a Class A Director since September 2007. Since 1967, Mr. Lucas has been actively engaged in venture capital activities as a private individual. He has been a director of Oracle Corporation since 1980 and serves as chairman of Oracle Corporation’s executive committee. Mr. Lucas also currently serves as chairman of the board of directors of DexCom, Inc., where he has served since 2007,and 51job, Inc., where he has served since 2004 and as a director of Cadence Design Systems, Inc., where he has served since 1988, and Vimicro Corp., where he has served since 2004. Mr. Lucas received a bachelor’s degree from Stanford University and a master’s degree from the Stanford Graduate School of Business. Our Board of Directors has concluded that Mr. Lucas should serve on the Board based on Mr. Lucas’ extensive experience in venture capital and finance, and his service on the boards and board committees of technology companies.

David K. Chao has served as a Class A Director since the consummation of our initial public offering in December 2005. Mr. Chao is a co-founder of DCM (formerly known as Doll Capital Management), a venture capital firm based in the Silicon Valley, and has been a general partner of DCM since 1996. Prior to founding DCM, Mr. Chao was a co-founder and member of the board of directors of Japan Communications, Inc. He also worked as a management consultant at McKinsey & Company and as a marketing manager at Apple Computer. Prior to these positions, he was an account executive for Recruit, a Japanese human resources, advertising and services company. Mr. Chao serves on the boards of numerous DCM portfolio companies, including 51job, Inc., where he has served since 2000. He is a management board member of the Stanford Graduate School of Business board of trustees and a member of The Thacher School board of trustees. Mr. Chao received a bachelor’s degree in economics and East Asian studies from Brown University and a master’s degree in business administration from Stanford University. Our Board of Directors has concluded that Mr. Chao should serve on the Board based on his experience as the co-founder and general partner of a venture capital firm, and as a former management consultant to and marketing manager of major public companies with substantial global operations. Mr. Chao brings to the Board significant senior leadership, management, operational, financial and brand management experience.

Boaz Eitan has served as a Class A Director since March 2008. Dr. Eitan founded Saifun Semiconductors Ltd. (Saifun) in 1996 and served as its Chief Executive Officer and Chairman of the Board of Directors from 1996 to 2008, when Spansion acquired Saifun. Following the acquisition, Dr. Eitan served as Executive Vice President and Chief Executive Officer, Saifun from March 2008 until March 2009 when Dr. Eitan resigned his employment with Spansion. Dr. Eitan served as our Interim President in February 2009. Since March 2009, Dr. Eitan has served as the Chairman, CEO and owner of Q-Core Medical starting in March 2009. From 1992 to 1997, Dr. Eitan managed the Israeli design center of WaferScale Integration Inc., which he established in 1992. From 1983 to 1992, Dr. Eitan held various positions at WaferScale Integration Inc., including manager of the Device Physics group, director of memory products and Vice President of Product and Technology Development. From 1981 to 1983, Dr. Eitan served as a physicist at Intel Corporation’s research and development center in Santa Clara, California. Dr. Eitan holds a Ph.D. and a M.Sc. in Applied Physics and a B.Sc. in Mathematics and Physics from the Hebrew University, Jerusalem. He is the inventor of Saifun’s NROM technology. Dr. Eitan is named as the inventor of over 85 issued U.S. patents, over 45 pending U.S. patent applications and a number of issued non-U.S. patents and pending non-U.S. patent applications. Our Board of Directors has concluded that Dr. Eitan should serve on the Board based on his business and technical experience. Dr. Eitan brings to the Board significant senior leadership, management and operational experience having served as chief executive officer of a public company. Also, as the inventor of numerous issued and pending U.S. and non-U.S. patents, Dr. Eitan brings to the Board extensive industry and technical experience directly related to Spansion’s semiconductor research and development and manufacturing.

John M. Stich has served as a Class A Director since December 2006. He has served as the Honorary Consul General of Japan at Dallas since 2004. Previously, he spent 35 years at Texas Instruments, with his most recent position as Chief Marketing Officer in Japan. He lived and worked for Texas Instruments in Asia for a total of 24 years where he held various additional management positions such as Vice President of semiconductors for Texas Instruments Asia Ltd., Managing Director of Texas Instruments Hong Kong Ltd., and Marketing Director of Texas Instruments Taiwan Limited. Mr. Stich has been active in leading various industry associations, including serving as: Governor of the American Chambers of Commerce in Japan and Hong Kong, and Chairman of the Semiconductor Industry Association (Japan Chapter). Currently, he is a director of Diodes Inc., where he has served since 2000. In addition, Mr. Stich is a member of the Dallas/Taipei and Dallas/Sendai Sister City Committees, a member of the Advisory Council for Southern Methodist University’s Asian Studies Program, a Director of the Japan America Society of Dallas/Fort Worth, and a member of the Consular Corps of Dallas/Fort Worth. Mr. Stich holds a bachelor’s degree in electrical engineering from Marquette University. Our Board of Directors has concluded that Mr. Stich should serve on the Board based on his significant executive experience in the semiconductor industry and the Asian markets. He brings strategic, financial and operational skillsof large semiconductor organizations, particularly as it relates to Asia. Mr. Stich also brings senior leadership, industry and financial experience.

Thomas T. Eby has served as Spansion’s Executive Vice President, Strategy and Communications, since April 2010. He is responsible for Spansion’s strategic planning, corporate development and communications functions. From July 2009 until April 2010, Mr. Eby served as the Executive Vice President, Embedded Solutions Group. From September 2007 until July 2009, Mr. Eby served as Spansion’s Executive Vice President, Consumer, Set Top Box and Industrial Division. From October 2005 until September 2007, Mr. Eby served as Spansion’s Executive Vice President and Chief Marketing and Sales Officer, and from January 2005 until October 2005, he served as Spansion’s Executive Vice President and Chief Marketing Officer. From July 2003 until December 2004, he was Spansion’s Executive Vice President with responsibility for leading the integration of the former AMD and Fujitsu Limited assets that were contributed to Spansion LLC. Beginning in 1998, Mr. Eby served as a vice president of AMD, including roles as group vice president of AMD’s Communication Group, then as the group vice president of strategy & business development for AMD and later as senior vice president. In addition, Mr. Eby held a wide range of sales and marketing positions both in the United States and Europe. Mr. Eby holds a bachelor’s degree in electrical engineering and computer sciences from Princeton University.

Randy W. Furr has served as Spansion’s Executive Vice President and Chief Financial Officer since June 2009. Mr. Furr has 30 years of experience in the technology sector and as an experienced financial and operations executive. Most recently, Mr. Furr held senior executive positions as Executive Vice President and Chief Financial Officer at Magellan Navigation, Inc. from August 2008 to June 2009, and as Chief Operating Officer and Chief Financial Officer at Aliph from April 2008 to August 2008. Prior to that, Mr. Furr was at Adobe Systems, Inc., where he served as Senior Vice President, Business Process Improvement from May 2007 to January 2008, as Senior Vice President and Interim Chief Information Officer from November 2006 to May 2007, and as Executive Vice President and Chief Financial Officer from May 2006 to November 2006. Before joining Adobe Systems, Inc., Mr. Furr spent 13 years at Sanmina-SCI Corporation, where he served as President and Chief Operating Officer from 1996 to 2005, and as Executive Vice President and Chief Financial Officer from 1992 to 1996. Mr. Furr holds a bachelor’s degree in Business Administration from the University of Oklahoma.

Ahmed Nawaz has served as Spansion’s Executive Vice President, Sales, since April 2010. He is responsible for worldwide sales functions. From July 2009 until April 2010, Mr. Nawaz served as the Executive Vice President, Worldwide Sales and Marketing. From November 2006 to July 2009, Mr. Nawaz was Spansion’s Executive Vice President, Wireless Solutions Division. Prior to joining Spansion, Mr. Nawaz was an independent management consultant from January 2006 to November 2006. From March 2001 to December 2005, he was executive vice president of worldwide sales at Agere Systems. Prior to that, Mr. Nawaz was president of worldwide sales, strategy and business development, from April 2000 to March 2001, and president, integrated circuits division, from June 1998 to April 2000, of Lucent’s Microelectronics and Communications Technologies Group. He joined AT&T in 1992 and moved to Lucent following its spin-off from AT&T in 1996. Mr. Nawaz also spent 14 years in various engineering, marketing and general management positions in Texas Instruments Incorporated’s semiconductor group. Mr. Nawaz also serves on the board of directors of Digi International, where he has served since 2006. Mr. Nawaz holds a master’s degree in electrical engineering from the University of Missouri and a master’s degree in business administration from Houston Baptist University.

Each of the directors and executive officers identified above, other than Mr. Furr, served as a director or executive officer, as the case may be, at the time of the commencement of the Spansion Japan Proceeding and the Chapter 11 Cases.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers (as defined under Section 16) and any persons holding more than ten percent of a registered class of equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Their initial reports must be filed using Form 3 and they must report subsequent stock purchases, sales, option exercises and other changes using Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on Form 5. Officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). We make the services of our legal department available to our officers and directors to assist them in meeting their filing obligations.

Based solely on our review of these reports and written representations from our directors and executive officers, we believe that during fiscal 2009, each of Spansion’s directors, executive officers and ten percent security-holders complied with all applicable Section 16(a) filing requirements, other than Mr. Furr, who made a late Form 3 filing due to an administrative error by Spansion.

Codes of Business Conduct and Ethics

The Board of Directors has adopted a code of conduct entitled “Code of Business Conduct,” which applies to all directors and employees and which was designed to help directors and employees resolve ethical and compliance issues encountered in the business environment. The Code of Business Conduct governs matters such as conflicts of interest, compliance with laws, confidentiality of company information, encouraging the reporting of any illegal or unethical behavior, fair dealing and use of company assets. The Board of Directors has also adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer, the Corporate Controller and All Other Senior Finance Executives. The Code of Ethics governs matters such as financial reporting, conflicts of interest and compliance with laws, rules, regulations and Spansion’s policies.

Stockholders can access Spansion’s Principles of Corporate Governance, Code of Business Conduct and Code of Ethics at the Investor Relations page of our website at www.spansion.com or by writing to us at Corporate Secretary, Spansion Inc., 915 DeGuigne Drive, P.O. Box 3453, Sunnyvale, California 94088, or emailing us at Corporate.Secretary@spansion.com. We will provide this information free of charge. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this document. We will post on our website any amendment to the Code of Ethics, as well as any waivers of the Code of Ethics, that are required to be disclosed by the rules of the SEC, The NASDAQ Stock Market (Nasdaq) or the New York Stock Exchange (NYSE).

Board of Directors

Our Board of Directors currently consists of five directors and one vacancy, which was created in October 2009, when Mr. Gilles Delfassy resigned from the Board of Directors. Our Certificate of Incorporation provides that the Board of Directors consists of three classes of directors, each serving staggered three-year terms. At each annual meeting of stockholders, directors will be elected for a term of three years to succeed those directors whose terms are expiring.

Our Certificate of Incorporation also provides that the holders of Class A Common Stock, voting together as a separate class, are entitled to vote for all Class A directors. Our Class B, Class C and Class D Common Stock have been retired and no shares are outstanding. Consequently, all of our directors are Class A Directors.

Our Board of Directors is currently composed of the following classes of directors:

Class	Expiration	Member
Class II	2010	Boaz Eitan John M. Stich

Class III	2011	John H. Kispert

Class I	2012	David K. Chao Donald L. Lucas

Board Leadership Structure

Currently, Mr. Kispert serves as President and Chief Executive Officer and Mr. Lucas, an independent director, serves as Chairman of the Board of Directors. The Board believes that Spansion and its stakeholders are best served at this time by this leadership structure because it is valuable to have strong independent leadership to assist the Board in fulfilling its role of overseeing the management of Spansion and its risk management practices, separate from the CEO. However, the Principles of Corporate Governance permit the roles of the Chairman and the CEO to be filled by the same or different individuals. This provides the Board with flexibility to determine whether the two roles should be combined in the future based on Spansion’s needs and the Board’s assessment of Spansion’s leadership from time to time. The Principles of Corporate Governance provide for a lead independent director if the roles are combined.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Mr. Lucas, as Chair, and Mr. Stich, each of whom was determined by the Board of Directors to be “independent” in accordance with Nasdaq and NYSE rules. The Nominating and Corporate Governance Committee assists the Board with its oversight responsibilities regarding the identification of qualified candidates to become Board members, the selection of nominees for election as directors at the next Annual Meeting of Stockholders (or special meeting of stockholders at which directors are to be elected), the selection of candidates to fill any vacancies on the Board, the selection of Board members for each committee of the Board, the development and recommendation to the Board of a set of applicable corporate governance guidelines and principles and oversight of the evaluation of the Board. In seeking candidates to determine if they are qualified to become Board members, the Nominating and Corporate Governance Committee looks for the following attributes, which, among others, the Nominating and Corporate Governance Committee deems appropriate: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly held company; experience serving as a director of a privately or publicly held company; experience in our industry and with relevant social policy concerns; ability to make independent analytical inquiries; academic expertise in an area of our operations; and practical and mature business judgment. The Nominating and Corporate Governance Committee has established minimum criteria for evaluating prospective director candidates. In addition, the Nominating and Corporate Governance Committee considers a number of other factors, including whether the prospective director nominee will foster a diversity of skills and experiences and will add to or complement the Board’s existing strengths. The Nominating and Corporate Governance Committee will use the same standards to evaluate all director candidates, whether or not the candidates are proposed by stockholders. There has been no material changes to the process by which stockholders can nominate directors for election to the Board.

Audit Committee

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, currently consists of Mr. John M. Stich, as Chair, and David K. Chao, each of whom was determined by the Board of Directors to be financially literate and “independent” as such term is defined for Audit Committee members by Nasdaq and NYSE listing standards. Mr. Delfassy served as a member of the Audit Committee until he resigned from the Board of Directors in October 2009. No current member of the Audit Committee has been designated an “audit committee financial expert” by the Board of Directors. The Board believes that each of the members of the Audit Committee are financially literate and that at least one of the members of the Audit Committee qualifies as a “financial expert,” as defined by the rules and regulations of the SEC. However, the Board has elected to defer the formal designation of a financial expert pending the expected reconstitution of the Board of Directors following confirmation of the Plan of Reorganization by the U.S. Bankruptcy Court.

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

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis presents material information necessary to understand the objectives and policies of our compensation program for executive officers. Throughout this discussion, those individuals named in the Fiscal 2009 Summary Compensation Table beginning on page 17 are referred to as the “Named Executive Officers” and the Compensation Committee of the Board of Directors is referred to as the “Committee.”

Challenges for 2009

Beginning in the third quarter of 2008, Spansion implemented a series of significant cash management measures in response to the severe economic downturn that was occurring. Spansion continued implementing these cash management measures throughout 2009. On March 1, 2009, Spansion Inc. and several of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the Chapter 11 Cases). The Chapter 11 Cases and the cash management measures have affected the way in which we have compensated employees, including our Named Executive Officers. In January 2009, the Committee approved management’s recommendation for Spansion to forego annual merit salary increases and stock awards for fiscal 2009 for all employees, including the Named Executive Officers. In connection with the Chapter 11 Cases, we filed a Plan of Reorganization with the U.S. Bankruptcy Court. On April 16, 2010, the U.S. Bankruptcy Court confirmed the Plan of Reorganization. Under the Plan of Reorganization, all of our existing equity securities, including all shares of our Class A Common Stock and stock option awards to purchase shares of our Class A Common Stock will be cancelled upon our emergence from the Chapter 11 Cases.

In 2009, there were some significant changes in the employment of our Named Executive Officers. In February 2009, Dr. Bertrand F. Cambou, formerly the President and Chief Executive Officer of Spansion, resigned from his position. Following Dr. Cambou’s resignation, Dr. Boaz Eitan, who was an Executive Vice President and member of the Board of Directors, briefly served as Interim President until the appointment of Mr. John H. Kispert as our new President and Chief Executive Officer. Dr. Eitan continues to serve as a member of the Board of Directors. In addition, in April 2009, Mr. Dario Sacomani resigned as Executive Vice President and Chief Financial Officer and took a personal leave of absence. Following Mr. Sacomani’s resignation in April 2009, Ms. Thora Thoroddsen was appointed as our Interim Chief Financial Officer as a consultant. Ms. Thoroddsen resigned after a two week period due to an ongoing pre-existing business relationship between Ernst & Young LLP, our independent registered public accountants, and Brincko Associates, the consulting firm through which Ms. Thoroddsen was engaged. Ms. Thoroddsen continues to serve as a consultant to Spansion. Upon Ms. Thoroddsen’s resignation, Mr. Kispert served as Interim Chief Financial Officer until later in April 2009 when Mr. Nathan M. Sarkisian was appointed as Interim Chief Financial Officer as a consultant. Mr. Sarkisian served until June 2009 when Mr. Randy W. Furr was hired as our new Executive Vice President and Chief Financial Officer. Mr. Sarkisian continues to serve as a consultant to Spansion. All employment-related agreements with the Named Executive Officers are described below.

Roles and Responsibilities

The role of the Committee is to oversee Spansion’s compensation strategies and programs for our executive officers, including total compensation for the Named Executive Officers. The role of Spansion’s management is to review Spansion’s executive compensation programs, policies and governance and make recommendations regarding these matters. Management is responsible for, among other things:

•	Reviewing the effectiveness of the compensation programs, including competitiveness and alignment with Spansion’s objectives;

•	Recommending changes to compensation programs, as may be required, to ensure achievement of all program objectives; and

•	Recommending salaries, bonuses and other awards for Named Executive Officers other than the Chief Executive Officer.

The Committee is authorized to engage its own independent advisors to provide advice on matters related to executive compensation and general compensation programs. In August 2008, the Committee engaged Compensia, Inc. (“Compensia”) as its independent compensation consultant to provide data and expertise related to the composition of the group of publicly traded semiconductor industry companies with which we compete for talent (collectively, the “Compensation Peer Group”). At the Committee’s request, Compensia attended the Committee’s September 2008 meeting in which the 2009 Compensation Peer Group was determined (the “Initial Compensation Peer Group”). In April 2009, in light of the Chapter 11 Cases and Spansion’s changed business operations, Spansion engaged Watson Wyatt Worldwide, Inc. to provide advice to the Committee and management with regard to, among other things, compensation programs and the composition of a new 2009 Compensation Peer Group (the “Final Compensation Peer Group”).

All other analyses related to executive compensation were conducted internally, relying primarily on data from Radford Associates, which provides compensation and benefits data specializing in the high technology sector and Equilar, Inc., which provides executive compensation information based on publicly available information contained in SEC filings. Internal analyses included gathering and analyzing data, and reviewing and advising on principal aspects of executive compensation. Base salaries and bonuses for executive officers were among the items reviewed.

Compensation Program Philosophy and Objectives

Spansion has a market-based, “pay for performance” compensation philosophy that is designed to both attract and retain talented Named Executive Officers while supporting our business strategy. In line with that philosophy, a significant percentage of the total potential compensation for the Named Executive Officers is performance-based. We do not have a pre-established policy or target for allocating between cash and non-cash or short-term and long-term incentive compensation. Rather, the Committee periodically reviews relevant market data to determine the appropriate components of, and level for, the Named Executive Officers’ compensation.

The compensation program for the Named Executive Officers is designed to:

•	Recognize and reward executives for achieving both company and individual performance objectives in support of Spansion’s business strategy;

•	Provide competitive pay opportunities relative to the Compensation Peer Group;

•	Align the respective interests of the Named Executive Officers and our stockholders through compensation that varies based on achievement of financial objectives; and

•	Maintain flexible pay programs that can be modified to respond to changes in competitive trends and Spansion’s business strategy and financial position.

We anticipate implementing new compensation programs following Spansion’s emergence from the Chapter 11 Cases.

Setting Compensation

Generally, we set compensation for the Named Executive Officers in the same manner used to set compensation for our other executive officers. Details regarding the specific compensation for each of our Named Executive Officers are set forth in the Fiscal 2009 Summary Compensation Table beginning on page 17.

Competitive Market Data

In September 2008, based on the review and recommendations presented by Compensia, and in consultation with Compensia, the Committee reviewed and approved the Initial Compensation Peer Group to be used for benchmarking and for setting executive compensation for fiscal 2009. The Committee considered companies within the semiconductor industry that have revenue, net income, number of employees, market capitalization, location and scope of international operations similar to our corresponding components. The Committee will continue to periodically review and update the Compensation Peer Group, as appropriate.

Based on the cited criteria, including a significant drop in Spansion’s market capitalization, ten companies (Altera Corporation; Analog Devices, Inc.; Juniper Networks, Inc.; KLA-Tencor Corporation; Lam Research Corporation; Linear Technology Corporation; Maxim Integrated Products, Inc.; Novellus Systems, Inc.; NVIDIA Corporation; and Xilinx, Inc.) were removed from our 2008 Compensation Peer Group, and seven companies (Conexant Systems, Inc.; Integrated Device Technology, Inc.; Micron Technology, Inc.; RF Micro Devices, Inc.; Skyworks Solutions, Inc.; SMART Modular Technologies, Inc.; and Vishay Intertechnology, Inc.) were added to the group. The Initial Compensation Peer Group established in September 2008 for fiscal 2009 is as follows:

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

As a result of Spansion’s changed business circumstances during the Chapter 11 Cases, in June 2009, the Committee reevaluated the Initial Compensation Peer Group. Taking into consideration advice from Watson Wyatt, Spansion’s lower revenue, net income and market capitalization, and Spansion’s smaller number of employees and anticipated geographical footprint, seven companies (Amkor Technology, Inc.; Conexant Systems, Inc.; LSI Corporation, ON Semiconductor Corp.; RF Micro Devices, Inc.; SMART Modular Technologies, Inc.; and Vishay Intertechnology, Inc.) were removed from our prior Compensation Peer Group, and four companies (Altera Corporation, International Rectifier Corporation, Intersil Corporation, and Numonyx B.V.) were added to the group. The Committee established the Final Compensation Peer Group as follows:

• Altera Corporation • Atmel Corporation • Cypress Semiconductor Corporation • Fairchild Semiconductor Corporation	• Integrated Device Technology, Inc. • International Rectifier Corporation • Intersil Corporation • Micron Technology	• National Semiconductor Corp. • Numonyx B.V. • SanDisk Corporation • Skyworks Solutions, Inc.

Market Positioning

Total compensation for the Named Executive Officers, taking into consideration the market data for base salary, bonus and equity awards, has historically been referenced between the 50th and 60th percentiles for compensation paid to similarly situated executives in the Compensation Peer Group. We set these reference points slightly higher than the median compensation of executives in the Compensation Peer Group to better position Spansion to attract and retain highly qualified executive officers. Actual compensation may vary within a reasonable range of these reference points based on additional factors, including current market conditions. As part of our annual compensation review process for 2009, total compensation reference points were adjusted for the Named Executive Officers based on data for the Initial Compensation Peer Group. In the case of Messrs. Nawaz and Eby, reference points were derived using aggregated market data from a group of high technology companies (including the Initial Compensation Peer Group) because insufficient data was available for the Initial Compensation Peer Group. Largely as a result of the significant change to the Initial Compensation Peer Group as compared to the 2008 Compensation Peer Group, the market comparisons for base salary, total cash (calculated as base salary plus bonus) and total direct compensation (calculated as base salary plus bonus plus equity award) were modified for the Named Executive Officers. Base salary reference points were reduced for Dr. Cambou and Messrs. Sacomani, Nawaz and Eby and, in addition, the total direct compensation reference points were reduced for Dr. Cambou and Mr. Sacomani. Total compensation reference points for Messrs. Nawaz and Eby increased, largely based on the use of the aggregated market data from high technology companies and their respective positions and responsibilities at the time of the review. In January 2009, in light of the Chapter 11 Cases and macroeconomic conditions, the Committee approved management’s recommendation for Spansion to not implement annual merit salary increases and stock awards for fiscal 2009 for all employees, including the Named Executive Officers. As discussed below under the heading “Compensation Review,” market data is just one consideration in setting actual compensation for our Named Executive Officers.

Our incentive compensation, including cash and equity, is structured so that when our corporate performance meets or exceeds our established objectives Named Executive Officers have an opportunity to receive incentive compensation equal to or greater than comparable market targets. When our corporate performance does not meet our established objectives, Named Executive Officers receive incentive compensation that is generally below comparable market targets.

For fiscal 2009, total direct compensation for our Named Executive Officers was well below our collective compensation reference points, primarily because below-target short term incentives (if any) were paid and Spansion’s stock value declined considerably more than the stock value of our Compensation Peer Group, resulting in below-market long-term incentive compensation.

Performance Evaluations

We generally conduct annual performance evaluations of all Spansion employees, including our Named Executive Officers. As part of the evaluation of Named Executive Officers, we consider a number of performance criteria, including among other things, each Named Executive Officer’s ability to:

•	Meet specific performance objectives;

•	Set the strategy and direction of his organization, consistent with Spansion’s overall objectives; and

•	Effectively lead his or her organization.

The Chief Executive Officer evaluates the performance of each of the other Named Executive Officers, and presents the evaluations to the Committee for review and approval. The Committee performs an independent evaluation of the Chief Executive Officer’s performance. Due in large part to the Chapter 11 Cases and the Committee’s decision in January 2009 to not implement annual merit salary increases or grant equity awards for any Spansion employees, including the Named Executive Officers, formal performance evaluations were not conducted for the Named Executive Officers during fiscal 2009.

Compensation Review

In preparation for decisions regarding compensation actions for each of the Named Executive Officers for the upcoming year, the Committee generally reviews tally sheets that reflect total current compensation, equity awards (vested and unvested) and benefits information. In addition, the Committee considers each Named Executive Officer’s performance, contributions, role and responsibilities, leadership abilities, growth potential and compensation relative to peers within Spansion. The Committee also considers the competitive market for comparable executives in the Compensation Peer Group. Following this review, the Committee sets the compensation for the Chief Executive Officer and for the other Named Executive Officers, taking into consideration the Chief Executive Officer’s compensation recommendations for each of the other Named Executive Officers.

2009 Executive Compensation Components

Spansion seeks to achieve the compensation program objectives, as provided in the “Compensation Program Philosophy and Objectives” section above through five principal compensation components:

•	Base salary;

•	Short-term performance-based incentive compensation;

•	Long-term equity-based incentive compensation;

•	Change of control agreements; and

•	Benefits and perquisites.

Spansion’s total rewards program was modified significantly in 2009 to address changes in the economy and business operations, including the Chapter 11 Cases. Some highlights of these changes are as follows:

•	Reduced base salaries for the Named Executive Officers in October 2008, some of which were reinstated in February 2009 and later reduced in October 2009;

•	Eliminated the U.S. executive car allowance and financial planning perquisites in February 2009;

•	Suspended the 401(k) match for all eligible employees, including the Named Executive Officers, in February 2009;

•	Canceled broad-based short-term performance-based incentive plan payments for all employees for 2009;

•	Canceled broad-based merit salary increases and annual stock awards in 2009; and

•	Implemented a Key Employee Incentive Plan (KEIP) for eight key employees, including Messrs. Furr, Eby, Nawaz and Manocha, to maximize the prospects for a successful conclusion to the Chapter 11 Cases.

The details of Spansion’s practices with respect to each of the components of the total rewards program, including the modifications highlighted above, are set forth below.

Base Salary

Spansion provides base salaries to compensate Named Executive Officers for services performed during the fiscal year. Each executive officer’s salary is intended to reflect the individual’s job responsibilities and value to Spansion in terms of expertise and performance, taking into account competitive market data and internal pay relationships. For our Named Executive Officers, generally, base salaries were targeted at the 60th percentile of base salaries paid to similarly situated individuals in the Compensation Peer Group.

Base salaries for the Named Executive Officers are evaluated on an annual basis using the criteria described above. Following cost-cutting measures taken in October 2008, annual base salaries were reduced for each of the then-active Named Executive Officers (Messrs. Cambou, Eitan, Sacomani, Manocha, Eby and Nawaz). The base salary for the CEO was reduced by twenty percent, while base salaries for the other Named Executive Officers (and other executive officers) were reduced by ten percent. There was no corresponding reduction in work for the Named Executive Officers. None of our Named Executive Officers were eligible for annual merit salary increases during 2009.

Effective February 9, 2009, the Board of Directors approved an employee retention program that provided for, among other things, the reinstatement of full salary for the Named Executive Officers (other than the Chief Executive Officer) and certain other key employees. The purpose of the employee retention program was to provide an incentive for the Named Executive Officers and certain other key employees to remain employed with us during the reorganization in 2009. On October 8, 2009, following a review of updated market data from the Final Compensation Peer Group, the Committee approved a proposal made by Spansion’s President and Chief Executive Officer to implement a ten percent reduction in the base salary of the President and Chief Executive Officer and certain of the other currently employed Named Executive Officers effective as of October 19, 2009. Messrs. Kispert, Nawaz, Eby and Manocha each received a ten percent base salary reduction. Mr. Furr did not receive a ten percent reduction in his base salary because he had recently joined Spansion, and Ms. Thoroddsen and Mr. Sarkisian did not receive reductions in their respective salaries because they were engaged by Spansion through consulting arrangements. Mr. Sacomani did not receive a reduction in base salary because of his personal leave agreement. The annualized base salaries as of the end of fiscal 2008, February 9, 2009 and October 19, 2009 for each of our Named Executive Officers, if employed by Spansion on those dates, are as follows:

Name(1)	Base Salary as of December 28, 2008	Base Salary as of February 9, 2009	Base Salary as of October 19, 2009
John H. Kispert	N/A	$900,000	$810,000
Boaz Eitan(2)	$244,695	$271,884	N/A
Bertrand F. Cambou	$601,020	N/A	N/A
Randy W. Furr	N/A	N/A	$440,000
Dario Sacomani	$400,950	$445,500	$445,500
Ahmed Nawaz	$409,275	$454,750	$409,275
Thomas T. Eby	$396,309	$440,343	$396,309
Ajit Manocha	$382,500	$425,000	$382,500

(1)	Ms. Thoroddsen and Mr. Sarkisian are not included in this table because they were paid under consulting agreements.
(2)	Dr. Eitan’s salary was reinstated effective February 25, 2009. The amounts reflect Israel shekels converted to U.S. dollars at an exchange rate of 3.793 shekels per dollar as of December 27, 2009.

Short-Term Performance-Based Incentive Compensation

Historically, the Named Executive Officers had an opportunity to earn annual cash awards under a short-term performance-based incentive compensation plan (the “STIP”) designed to compensate them for the achievement of pre-determined annual corporate objectives and individual objectives that correlate closely with the corporate objectives. The STIP was canceled for 2009. However, in July 2009 the Committee recommended and the U.S. Bankruptcy Court approved an interim incentive plan for key employees to maximize the prospect for a successful conclusion to the Chapter 11 Cases. The Key Employee Incentive Plan (KEIP) provides an incentive for eight key executives, including four Named Executive Officers (Messrs. Furr, Eby, Nawaz and Manocha), for the achievement of specific cash and profit metrics related to our emergence from the Chapter 11 Cases. The objectives for each metric were set at performance levels that we believed would be very difficult to achieve and were approved by Spansion’s creditors. The KEIP performance metrics are as follows:

•	Milestone 1 (measured October 1, 2009 for the prior two fiscal quarters):

•	Achieve a minimum corporate cash balance of $176 million; and

•	Achieve minimum adjusted EBITDA of $99 million.

•	Milestone 2 ( measured April 1, 2010 for the four prior fiscal quarters):

•	Achieve minimum adjusted EBITDA of $212 million.

For KEIP purposes, adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, adjusted for (i) any cost identified as bankruptcy or restructuring related including asset impairment, (ii) payments, expenses and settlement costs related to Spansion’s Japanese subsidiaries, and (iii) expenses or credits recorded on unconventional line items in GAAP Operating Income due to unforeseen accounting situations.

The total KEIP award opportunity for our eligible Named Executive Officers was 70 percent of their June 30, 2009 annual base salary, with a maximum opportunity of 100 percent of base salary. Because Mr. Furr was not an employee of Spansion for the entire period, his opportunity was calculated using 75 percent of his annual base salary. Actual awards were determined as follows:

•

Milestone 1: Payment of 17.5 percent of base salary would be made for each of the two metrics assuming the minimum level of performance was achieved, for a total award opportunity of 35 percent of base salary for Milestone 1. No award would be paid for a metric if achievement for that metric was below the minimum objective. No additional amount would be paid if the metrics were exceeded. Payment would be made as soon as possible following the close of the quarter and assessment of Spansion’s performance.

•

Milestone 2: Payment of 35 percent of base salary would be made if the minimum performance is achieved. For EBITDA performance between $212 million and $265 million, an upside award of up to 30% of salary would be earned with the amount of additional award earned calculated using straight line interpolation. Payment would be made on the later of April 1, 2010 or 30 days following confirmation of the Plan of Reorganization.

•	No awards would be paid if Spansion did not achieve the minimum performance objectives for at least one of the metrics.

Spansion exceeded the minimum performance objectives for Milestone 1, achieving a cash balance of $264 million and adjusted EBITDA of $126 million at October 1, 2009. The eligible Named Executive Officers were paid 35 percent of their respective annual base salaries on October 30, 2009. Performance against the objectives for Milestone 2 are currently being assessed. We expect to achieve between target and maximum adjusted EBITDA, which would result in a payment between 35 and 65 percent of each eligible Named Executive Officer’s annual base salary. Since the Plan of Reorganization was confirmed by the U.S. Bankruptcy Court on April 16, 2010, we expect payment to be made to the Named Executive Officers on or about May 16, 2010.

The table below describes for each eligible Named Executive Officer the target percentage of base salary, target amount attainable, award amount and award as a percent of base salary for that portion of the KEIP that was earned in fiscal 2009 for Milestone 1:

Named Executive Officer	Target Percent of Base Salary	Target Award Amount	Award as Percent of Base Salary	Actual Award Amount
Randy W. Furr(1)	35%	$115,500	35%	$115,500
Ahmed Nawaz	35%	$159,163	35%	$159,163
Thomas T. Eby	35%	$154,120	35%	$154,120
Ajit Manocha	35%	$148,750	35%	$148,750

(1)	Mr. Furr’s base salary, for purposes of the award calculation was 75 percent of his annual base salary.

The table below describes for each eligible Named Executive Officer the target percentage of base salary, target amount attainable, maximum award amount and maximum award as a percent of base salary for that portion of the KEIP for Milestone 2:

Named Executive Officer	Target Percent of Base Salary	Target Award Amount	Maximum Percent of Base Salary	Maximum Award Amount
Randy W. Furr(1)	35%	$115,500	65%	$214,500
Ahmed Nawaz	35%	$159,163	65%	$295,588
Thomas T. Eby	35%	$154,120	65%	$286,223
Ajit Manocha(2)	N/A	N/A	N/A	N/A

(1)	Mr. Furr’s base salary, for purposes of the award calculation was 75 percent of his annual base salary.
(2)	Mr. Manocha is ineligible for payment based upon achievement of Milestone 2 because he has resigned from his employment with Spansion effective February 28, 2010.

The amounts of the KEIP awards for fiscal 2009 for Named Executive Officers are presented in the Non-Equity Incentive Plan Compensation column of the Fiscal 2009 Summary Compensation Table on page 17.

Long-Term Equity-Based Incentive Compensation

A fundamental tenet of our compensation philosophy has been that equity participation by the Named Executive Officers creates a vital long-term partnership between the Named Executive Officers and our stockholders. We believe that equity-based compensation promotes equity ownership among the Named Executive Officers, drives performance toward the achievement of long-term stockholder value, provides balance to the awards provided under the STIP, and helps to promote the retention of the officers through vesting contingencies. One of our stockholder-approved equity plans is our long-term incentive plan (the “LTIP”), and it is designed to align the interests of the Named Executive Officers over a multi-year period directly with the interests of stockholders. As a result of the Chapter 11 Cases, the Committee did not grant equity awards to any employees, including the Named Executive Officers, in fiscal 2009. Under the Plan of Reorganization, all of our existing equity securities, including all shares of our Class A Common Stock and stock option awards to purchase shares of our Class A Common stock will be cancelled upon our emergence from the Chapter 11 Cases.

Agreements with Executive Officers

John H. Kispert. On February 2, 2009, the Board appointed Mr. Kispert as our President and Chief Executive Officer. In addition, the Board appointed Mr. Kispert to serve as a Class III member of the Board of Directors (as a Class A director). On February 12, 2009, we entered into an employment offer letter (the “Offer Letter”) with Mr. Kispert, pursuant to which he is entitled to compensation of $75,000 per month. We paid Mr. Kispert a nonrefundable advance of four months’ salary. In addition, Mr. Kispert is entitled to a bonus of $1.75 million upon the first to occur of either of the following transactions (each a “Transaction”):

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

On July 9, 2009, the Board of Directors approved an amendment (the “Amendment”) to the Offer Letter. Under the Amendment, Mr. Kispert is entitled to a bonus in the amount of $1.75 million upon either Spansion’s successful closing of a Transaction or the U.S. Bankruptcy Court’s confirmation of the Plan of Reorganization (which occurred on April 16, 2010), provided that such Transaction or Plan of Reorganization confirmation occurs on or prior to March 31, 2010. We filed a motion with the U. S. Bankruptcy Court seeking to extend the March 31, 2010 date to May 31, 2010 in order to pay the bonus to Mr. Kispert.

On October 8, 2009, the Committee approved a proposal made by Mr. Kispert to implement a ten percent reduction in the base salary of Mr. Kispert and other executives, including the Named Executive Officers, effective October 19, 2009.

Mr. Kispert also (i) receives comprehensive benefits, including medical, dental, life and disability coverage; and (ii) may participate in our 401(k) retirement savings plan and executive deferred compensation plan as long as such plans remain generally available to Spansion.

Boaz Eitan. On March 18, 2008, in connection with our acquisition of Saifun Semiconductors Limited (“Saifun”), the Board of Directors appointed Dr. Boaz Eitan as a member of the Board effective as of the closing of the acquisition. Dr. Eitan has served as a Class II director since that time. We also entered into a Noncompetition and Retention Agreement with Dr. Eitan whereby he received an annual gross salary equal to the Israeli shekel equivalent of $260,000 (as determined according to the representative rate of exchange published by the Bank of Israel). In addition, Dr Eitan was eligible for an annual performance bonus and one time retention bonus if he remained employed by Spansion at the one year anniversary of the closing of the Saifun acquisition. Dr. Eitan remained employed by Spansion at the one year anniversary of the Saifun acquisition closing but did not receive the retention bonus due to the commencement of the Chapter 11 Cases. The Noncompetition and Retention Agreement also contains a two-year non-competition provision and a two-year non-solicitation provision. Dr. Eitan did not receive any additional compensation for his service as Interim President in February 2009. Dr. Eitan resigned from his employment with Spansion in March 2009.

Bertrand F. Cambou. On January 30, 2009, Dr. Bertrand Cambou resigned as our President and Chief Executive Officer and as a member of our Board of Directors, effective as of February 2, 2009. On February 4, 2009, we entered into a Separation Agreement and Release with Dr. Cambou, pursuant to which Dr. Cambou received a severance package that includes a lump-sum payment equal to one year of Dr. Cambou’s base salary of $751,274.94, plus we reimbursed out-of-pocket expenses incurred by Dr. Cambou in connection with the preparation of his 2008 tax returns. Pursuant to the Separation Agreement and Release, Dr. Cambou released any and all claims against us and his rights under the change of control and severance agreement we entered into with him were terminated. Under a separate Consulting Agreement, Dr. Cambou agreed to provide transition services to us on a consultant basis for a four month period or less, at a monthly rate equal to 50 percent of his monthly base salary. The Consulting Agreement was rejected by the U.S. Bankruptcy Court in connection with the Chapter 11 Cases. Therefore, Dr. Cambou did not provide any consulting services or receive any payments under the Consulting Agreement.

Dario Sacomani. On April 10, 2009, we entered into a Personal Leave Agreement and Release with Mr. Sacomani (the “Leave Agreement”). Under the terms of the Leave Agreement, Mr. Sacomani resigned as Executive Vice President and Chief Financial Officer of Spansion, effective immediately, but remained a part-time employee for a transition period of up to nine months. Mr. Sacomani also agreed to provide transition services during his leave. Mr. Sacomani continued to receive his current base salary and health insurance benefits through the transition period, as well as up to $7,500 in relocation expenses. Mr. Sacomani’s rights under the change of control and severance agreement we entered into with him were terminated upon his execution of the Leave Agreement. Mr. Sacomani’s Leave Agreement terminated in January 2010.

Thora Thoroddsen. On February 26, 2009, we entered into a Services Agreement (the “Services Agreement”) with Brincko Associates, John P. Brincko and Ms. Thoroddsen, pursuant to which we pay Brincko Associates $60,000 a month for Ms. Thoroddsen’s services in connection with our Chapter 11 Cases and related restructuring efforts, as well as reimbursement for expenses reasonably incurred by Ms. Thoroddsen. In addition, the Services Agreement provides that we indemnify Ms. Thoroddsen for her acts during the term of the Services Agreement. On April 10, 2009, the Board of Directors appointed Ms. Thoroddsen as Spansion’s Interim Chief Financial Officer. Ms. Thoroddsen previously held several senior finance positions and holds a bachelor’s degree in business, with emphasis in accounting and auditing; master’s degree in economics, with emphasis in econometrics and statistics; and master’s degree in business administration, with emphasis in finance. On April 24, 2009, Ms. Thoroddsen resigned as Interim Chief Financial Officer as a result of an ongoing pre-existing business relationship between Ernst & Young LLP, Spansion’s independent registered public accountants, and Brincko Associates, the firm through which Ms. Thoroddsen is engaged. Ms. Thoroddsen continues to provide consulting services to us relating to our restructuring.

Nathan M. Sarkisian. On April 30, 2009, in connection with Mr. Sarkisian’s appointment as Interim Chief Financial Officer on April 29, 2009, we executed a consulting agreement (the “Agreement”) with Mr. Sarkisian, effective May 20, 2009. Mr. Sarkisian has over 20 years of experience in senior finance positions, and spent 11 years as chief financial officer at a large publicly-traded semiconductor company. Before that, Mr. Sarkisian held various management and finance positions at high technology companies. Mr. Sarkisian holds a bachelor’s degree in economics and a master’s degree in business administration. Under the Agreement, we pay Mr. Sarkisian a monthly fee of $40,000, plus reimbursement of out of pocket expenses for required travel and other necessary business expenses in accordance with our reimbursement policies. The Agreement is terminable by either party upon written notice. We also executed an indemnification agreement with Mr. Sarkisian in the form provided to Spansion’s executive officers, pursuant to which we provide Mr. Sarkisian with customary indemnification rights. Mr. Sarkisian served as Spansion’s Interim Chief Financial Officer from May 20, 2009 until the appointment of Mr. Furr (discussed below) and continues to provide consulting services to us relating to our restructuring.

Randy W. Furr. On June 4, 2009, we entered into an employment offer letter (the “Offer Letter”) with Mr. Furr in connection with his appointment as Spansion’s Executive Vice President and Chief Financial Officer, effective as of June 29, 2009. Pursuant to the Offer Letter, Mr. Furr is entitled to compensation of $36,667 per month. Mr. Furr may also (i) receive comprehensive benefits, including medical, dental, life and disability coverage; (ii) participate in Spansion’s 401(k) retirement savings plan; and (iii) participate in any executive incentive plan that we adopt. Mr. Furr’s target bonus opportunity in any executive incentive plan that is adopted will be 70 percent of his annual base salary, with at maximum award of 100 percent of base salary. The Offer Letter also provides that subject to approval of the U.S. Bankruptcy Court and certain other conditions, Mr. Furr will receive a change of control agreement pursuant to which he could receive (i) a lump sum payment of up to 24 months of his salary, (ii) up to 24 months of continued health coverage, and (iii)100 percent accelerated vesting of any of Spansion’s equity that he holds, if within 12 months following a change of control of Spansion, Spansion terminates his employment without cause, or if he terminates his employment for good reason. In addition, if Spansion terminates Mr. Furr’s employment without cause or Mr. Furr terminates his employment with good reason, in either case more than six months after Mr. Furr’s employment commences but either prior to a change of control or more than 12 months after a change of control, in exchange for a general release of claims against us, Mr. Furr will receive (i) a lump sum payment of 12 months of his base salary and 12 months of continued health coverage if the termination occurs after he has been employed by Spansion for six months but before he reaches the 24 month anniversary of his employment with Spansion; or (ii) a lump sum payment of 24 months of his base salary and 24 months of continued health coverage if the termination occurs after the 24 month anniversary of his employment with Spansion. We expect these severance and change of control provisions will become effective upon the effectiveness of our Plan of Reorganization.

Change of Control Agreements

The Committee recognizes that from time to time Spansion may consider potential transactions that could result in a change of control of the ownership and management of Spansion. Therefore, the Committee determined that it is in the best interests of Spansion and its stockholders to provide the Named Executive Officers with an incentive in the form of certain benefits to maintain their focus and dedication to Spansion notwithstanding a possible transaction that could result in a change of control. In 2005, the Committee consulted with Hewitt Associates regarding the type and level of benefits that similarly situated companies, including those in the Compensation Peer Group, provide for their key employees. Hewitt advised the Committee based on pertinent market data, including Institutional Shareholder Services’ (currently known as RiskMetrics Group) recommendations. Based largely on Hewitt’s advice, the Committee approved a form of change of control severance agreement (the “Former Agreements”) that provided an incentive to the Named Executive Officers for their continued service up to and after a change of control. We entered into the Former Agreements with our then-current Named Executive Officers, and new Named Executive Officers. The Former Agreements were amended in 2007 and terminated effective November 2009.

Also in 2007, the Committee approved a new form of change of control severance agreement (the “Agreement”) eliminating certain benefits included in the Former Agreements. Under the terms of the Agreement, the executive officer would receive, subject to certain conditions, the following benefits in the event of a change of control and termination of employment:

•	A lump sum separation payment;

•	Acceleration of unvested equity;

•	Reimbursement for premium payments for medical and dental COBRA continuation coverage for a limited time; and

•	In certain cases, tax-related benefits.

We have entered into the Agreement with Mr. Nawaz. Under the Agreement, Mr. Nawaz will receive a lump sum separation payment and tax-related benefit. The base salary portion of the lump sum separation payment for Mr. Nawaz is two times the aggregate of (i) his base salary and (ii) his target bonus opportunity under the STIP. The Agreement does not provide for the reimbursement for excise tax. The terms of our change of control severance agreements may be amended or nullified, completely or in part as a result of the Chapter 11 Cases. As of the end of fiscal 2009, only Mr. Nawaz was eligible for change of control severance benefits. As indicated above, Mr. Furr’s severance and change of control benefits will become effective upon the effectiveness of our Plan of Reorganization.

Benefits and Perquisites

Retirement Savings Plan. The Spansion Retirement Savings Plan (the “401(k) Plan”) is a tax-qualified 401(k) plan to which all U.S. employees may contribute on a before-tax basis up to the lesser of 89 percent of eligible pay or the contribution limit prescribed by the Internal Revenue Code. Spansion contributes to each employee’s 401(k) account $0.50 on each $1 of pay deferred by employees under the 401(k) Plan. Spansion’s contributions are capped at three percent of the employee’s pay. All contributions to the 401(k) Plan, including Spansion’s matching contributions, are fully vested at the time the contribution is made. In February 2009, Spansion determined that it was in the best interest of the shareholders to suspend the Spansion matching contribution to each employee’s 401(k) account.

Executive Deferred Compensation Program. The Named Executive Officers, as well as our other U.S. executives, were eligible to participate in the Spansion Executive Deferred Compensation (“EDC”) Plan, which we put in place to mitigate the impact of the Named Executive Officers and other highly compensated employees being unable to make the maximum contribution permitted under the 401(k) plan due to certain limitations imposed by the Internal Revenue Code. For a detailed description of the EDC Plan, please refer to the discussion in the “Nonqualified Deferred Compensation for Fiscal 2009” section, below.” None of the Named Executive Officers participated in the EDC Plan in 2009. The EDC Plan was terminated in April 2010.

Life and Long-Term Disability Insurance. We provide the Named Executive Officers who are employed in the U.S. with life insurance such that the executive officer’s beneficiary will receive a death benefit of up to three times the executive’s annual salary, to a maximum of $3 million. In addition, the Named Executive Officers are eligible to participate in our Executive Long-Term Disability Plan, which pays up to $20,000 a month if an executive is unable to work due to a disability.

Other Health and Welfare Benefits, Perquisites and Termination Provisions. Spansion offers health and welfare benefits, in accordance with applicable local regulations and competitive practice, to employees in all of the countries in which we operate. During fiscal 2009, the Named Executive Officers were eligible to participate in those plans offered in their respective work locations. We also provided the Named Executive Officers with a monthly automobile allowance and company-paid financial counseling benefits. The automobile allowance and financial counseling benefits were canceled in February 2009, following a review of competitive practices and affordability. No adjustments to salary were made as a result of the elimination of these plans. We may offer relocation benefits to employees when their job requires relocation. In the event that an executive officer voluntarily terminates his or her employment, additional benefits may be provided based on the circumstances of the termination as discussed on page 21 under Potential Payments upon Termination, a Change of Control or Other Event. Named Executive Officers who are terminating may be required to repay to Spansion a portion of any relocation benefits, sign-on bonus or retention bonus, depending on the terms of their agreement with Spansion.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

THE COMPENSATION COMMITTEE

Donald L. Lucas
John M. Stich

Fiscal 2009 Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the Named Executive Officers for the fiscal year ended December 27, 2009. No stock or option awards were granted to the Named Executive Officers in fiscal 2009, no defined benefit pension plan was offered to the Named Executive Officers in fiscal 2009, and none of the Named Executive Officers elected to defer compensation under our EDC Plan in fiscal 2009.

During 2009, Spansion experienced several changes within the Named Executive Officer group described in the Compensation Discussion and Analysis, above. Our two Interim Chief Financial Officers were non-employees and were engaged through consulting agreements with Spansion. They were not eligible for any compensation other than a monthly consulting fee and reimbursement of business expenses.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)

John H. Kispert President and Chief Executive Officer	2009	796,155		—	—	—	—	8,400	804,555

Boaz Eitan(5) Former Interim President	2009	78,157		—	—	—	—	123,547	201,704
	2008	216,901		—	—	—	—	29,330	246,231

Bertrand F. Cambou(6) Former President and Chief Executive Officer	2009	60,102		—	—	—	—	791,681	851,783
	2008	708,345		—	265,760	292,248	—	37,680	1,304,033
	2007	703,038		—	780,750	906,225	125,000	39,447	2,554,460

Randy W. Furr Executive Vice President and Chief Financial Officer	2009	220,000		—	—	—	115,500	515	336,015

Nathan M. Sarkisian(7) Former Interim Chief Financial Officer	2009	280,571		—	—	—	—	—	280,571

Thora Thoroddsen(8) Former Interim Chief Financial Officer	2009	600,000	( [8]	—	—	—	—	—	600,000

Dario Sacomani(9) Former Executive Vice President and Chief Financial Officer	2009	440,360		—	—	—	—	26,603	466,963
	2008	425,873		—	144,960	159,408	—	98,219	828,460
	2007	395,769		—	312,300	362,490	60,000	143,016	1,273,575

Ahmed Nawaz Executive Vice President, Sales	2009	440,758		—	—	—	159,163	6,069	605,990
	2008	437,391		—	108,720	119,556	—	39,013	704,680
	2007	425,000		—	274,810	318,975	40,000	236,559	1,295,344

Thomas T. Eby Executive Vice President, Strategy and Communications	2009	419,173		—	—	—	154,120	6,082	579,375
	2008	423,533		—	108,720	119,556	—	34,792	686,601
	2007	404,368		—	312,300	362,490	40,000	50,172	1,169,330

Ajit Manocha(10) Executive Vice President, Operations	2009	411,923		—	—	—	148,750	6,197	566,870
	2008	415,192		150,000	89,400	92,558	—	33,110	780,260
	2007	16,346		150,000	—	—	—	923	167,269

(1)	The amounts shown in the Salary column reflect 52 weeks of salary in each of fiscal years 2007, 2008, and 2009 for the Named Executive Officers who were employed by Spansion for the full fiscal years. All Named Executive Officers were employed for the full years except as noted.
(2)	The amounts shown in the Stock Awards column reflect the aggregate grant date fair value for stock awards granted during fiscal years ended December 30, 2007 and December 28, 2008. No Stock Awards were granted in fiscal year ended December 27, 2009.
(3)	The amounts shown in the Option Awards column reflect the aggregate grant date fair value for non-qualified stock option awards granted during fiscal years ended December 30, 2007 and December 28, 2008. No Option Awards were granted in fiscal year ended December 27, 2009.
(4)	The amounts shown in the All Other Compensation column reflect the following compensation for each Named Executive Officer. At a minimum, values exceeding ten percent of the total amount of perquisites and personal benefits are specified in these footnotes:

•

Matching 401(K) contributions in fiscal 2007 for each of Dr. Cambou and Messrs. Sacomani, Nawaz and Eby of $6,750. The contribution in fiscal 2008 for each of Dr. Cambou and Messrs. Sacomani, Nawaz, Eby and Manocha was $6,900. The contribution in fiscal 2009 for each of Dr. Cambou and Messrs. Sacomani, Nawaz, Eby and Manocha of $3,486, $7,350, $2,365, $2,414, $2,109 and $2,256, respectively.

•

Car allowance for fiscal 2007 and fiscal 2008 for each of Dr. Cambou and Messrs. Sacomani, Nawaz and Eby was $24,000. The allowance in fiscal 2008 for Mr. Manocha was $24,000. The allowance in fiscal 2009 for Dr. Cambou was $3,692 and for each of Messrs. Sacomani, Nawaz, Eby and Manocha was $3,046.

•	Financial planning services reimbursements in fiscal 2007 to Dr. Cambou of $6,600. The reimbursements in 2008 to Dr. Cambou and Mr. Nawaz were $6,000 and $5,300, respectively.

•	Vacation balances upon termination were paid in fiscal 2009 to Drs. Cambou and Eitan in the amount of $32,993 and $20,780, respectively. Mr. Eby received a vacation cash payout in 2007 of $14,932.

•

Relocation and/or temporary living expense paid in fiscal 2007 to Messrs. Sacomani and Nawaz in the amounts of $107,435 and $202,279, respectively. Expense paid to Messrs. Sacomani and Nawaz in fiscal 2008 of $66,538 and $2,033, respectively. Expense paid to Mr. Sacomani in fiscal 2009 of $20,679.

•	Severance benefits paid in fiscal 2009 to Drs. Cambou and Eitan in the amounts of $751,275 and $100, 349, respectively.

(5)	Dr. Eitan resigned as Interim President on February 3, 2009. Amounts in the Summary Compensation chart were converted to U.S. dollars from Israeli shekel using the exchange rate at each fiscal year end.
(6)	Dr. Cambou resigned as President and Chief Executive Officer effective February 2, 2009.
(7)	Mr. Sarkisian resigned as Interim Chief Financial Officer on June 25, 2009 and continued to serve as a consultant to Spansion.
(8)	Ms. Thoroddsen was retained as a consultant through Brincko Associates. The amount reflects payment for her services made to Brinkco Associates. Ms. Thoroddsen was then paid by Brincko Associates. No payments were made by Spansion directly to Ms. Thoroddsen. Ms. Thoroddsen resigned as Interim Chief Financial Officer on April 24, 2009 and continued to serve as a consultant to Spansion.
(9)	Mr. Sacomani resigned as Executive Vice President and Chief Financial Officer on April 10, 2009. He was a part-time employee for a transition period of nine months.
(10)	Mr. Manocha resigned as Executive Vice President, Worldwide Operations effective February 28, 2010.

Grants of Plan-Based Awards for Fiscal 2009

The table below summarizes all grants of plan-based awards to the Named Executive Officers during fiscal 2009, which ended on December 27, 2009. No restricted stock unit or stock option awards were granted to the Named Executive Officers in fiscal 2009.

Name	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
	Target ($)	Maximum ($)
Randy W. Furr	231,000	330,000
Ahmed Nawaz	318,326	454,750
Thomas T. Eby	308,240	440,343
Ajit Manocha	148,750	N/A	(2)

(1)	Reflects the combined bonus amounts for Milestones 1 and 2 under the Key Employee Incentive Plan, as described in “Compensation Discussion and Analysis—Short-Term Performance-Based Incentive Compensation.” The target award (50 percent of the above Target amount) was earned for Milestone 1 in fiscal 2009.
(2)	Mr. Manocha is ineligible for payment based on achievement of Milestone 2 because he resigned from his employment with us effective February 28, 2010.

Outstanding Equity Awards at Fiscal 2009 Year-End

The table below summarizes the outstanding Spansion equity awards held and exercisable by Named Executive Officers at the end of fiscal 2009. Spansion does not offer an equity incentive plan, as defined under Item 402(a)(6)(iii) of Regulation S-K. Under the Plan of Reorganization, all of our existing equity securities, including all shares of our Class A Common Stock and stock option awards to purchase shares of our Class A Common Stock will be cancelled upon our emergence from the Chapter 11 Cases.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Name	Exercisable	Unexercisable
Bertrand F. Cambou	168,749	—		12.00	12/15/2012	—		—
	82,031	—		10.41	04/20/2014	—		—

Dario Sacomani	93,749	31,251	(3)	14.74	03/03/2013	—		—
	32,812	41,188	(4)	10.41	04/20/2014	—		—
	—	120,000	(5)	3.02	04/28/2015	—		—

Thomas T. Eby	117,187	7,813	(6)	12.00	12/15/2012	—		—
	46,875	28,125	(4)	10.41	04/20/2014	11,250	(7)	1,181
	33,750	56,250	(5)	3.02	04/28/2015	22,500	(8)	2,363

Ahmed Nawaz	56,250	18,750	(9)	14.93	12/07/2013	—		—
	18,750	11,250	(4)	10.41	04/20/2014	—		—
	20,312	12,188	(10)	11.53	06/13/2014	—		—
	33,750	56,250	(5)	3.02	04/28/2015	—		—

Ajit Manocha	32,812	42,188	(1 1 )	2.98	02/21/2015	16,875	(1 2 )	1,772

(1)	Each restricted stock unit represents a contingent right to receive one share of Spansion Class A Common Stock. There is no exercise price.
(2)	Based on closing price of $0.105 of Spansion Class A Common Stock on December 24, 2009.
(3)	The stock option was granted on March 3, 2006 and vests over a four-year period, with 25 percent of the shares vesting on January 28, 2007, and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning April 28, 2007.
(4)	The stock option was granted on April 20, 2007 and vests over a four-year period, with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning July 20, 2007.
(5)	The stock option was granted on April 28, 2008 and vests over a four-year period, with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning April 28, 2009.
(6)	The stock option was granted on December 15, 2005 and vests over a four-year period, with 25 percent of the shares vesting on January 28, 2007 and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning April 28, 2007.
(7)	The restricted stock unit award was granted on April 20, 2007 and vests over a four-year period, with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning July 20, 2007. The unvested shares were voluntarily cancelled by the Named Executive Officer on December 15, 2009.
(8)	The restricted stock unit award was granted on April 28, 2008 and vests over a four-year period with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning April 28, 2009.
(9)	The stock option was granted on December 7, 2006 and vests over a four-year period, with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning December 7, 2007.
(10)	The stock option was granted on June 13, 2007 and vests over a four-year period, with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning September 13, 2008.

(11)	The stock option was granted on February 21, 2008 and vests over a four-year period, with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning February 21, 2009.
(12)	The restricted stock unit award was granted on February 21, 2008 and vests over a four-year period with 25 percent of the shares vesting on the anniversary of the date of grant and the remaining shares vesting in equal quarterly installments over the remaining 36 months beginning February 21, 2009.

Option Exercises and Stock Vested for Fiscal 2009

The table below summarizes the Spansion restricted stock units vested by Named Executive Officers during fiscal 2009. There were no stock option exercises by Named Executive Officers during fiscal 2009.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Bertrand F. Cambou	11,831	930
Dario Sacomani	1,875	169
Ahmed Nawaz	24,750	3,585
Thomas T. Eby	26,716	4,104
Ajit Manocha	13,125	1,181

(1)	The value realized equals the fair market value of Spansion Class A Common Stock on the vesting date, as measured by the closing price on that date, multiplied by the number of shares that vested.

Potential Payments upon Termination, a Change of Control or Other Event

Following is a general discussion of the compensation available to our Named Executive Officers in the event an executive’s employment terminates. The actual payments can be determined only at the time of the executive’s separation from Spansion, as illustrated by the tables that follow.

Termination for Any Reason

When employment terminates for any reason, each Named Executive Officer is entitled to receive compensation earned during the time the executive was employed. Such compensation includes:

•	Compensation earned during the fiscal year;

•	Vested equity awards issued under any Spansion equity plan pursuant to the applicable terms and conditions of each award;

•	Amounts deferred under the EDC Plan;

•	Benefits accrued under Spansion’s Retirement Savings Plan; and

•	Accrued unused vacation pay for which they were eligible under the terms of our bankruptcy proceedings.

Termination Due to Death

In the event employment termination is due to death, in addition to compensation listed above under “Termination for Any Reason,” each Named Executive Officer’s beneficiary receives all or a pro-rata portion of the payment he or she would otherwise have been entitled to receive under the STIP, as long as the Named Executive Officer was an active participant in the STIP for at least six months of the plan year, and life insurance benefits, and if eligible, a survivor income benefit. In addition, if the executive has at least 15 years of service, all equity awards that would have vested any time during the calendar year in which the death occurred are accelerated to vest on the executive’s employment termination date. Some awards also require the executive to be at least 50 years of age. The STIP provision was not applicable for fiscal 2009.

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

Involuntary Termination in Connection with a Reduction in Force

In the event employment termination is involuntary due to a reduction in force, in addition to any compensation due under “Termination for Any Reason” listed above, each Named Executive Officer receives a lump sum severance payment equivalent to two months of COBRA medical insurance premiums (grossed up to cover taxes).

Termination in Connection With a Change of Control

Only Mr. Nawaz was eligible for severance payments in the event of a change of control as of fiscal year end. In October 2007, we entered into a change of control severance agreement (“Agreement”) with Mr. Nawaz. Under the terms of the Agreement, Mr. Nawaz would receive, subject to certain conditions, the following benefits in the event of a change of control and termination of employment:

•	A lump sum separation payment of two times the aggregate of his base salary and his target bonus opportunity;

•	Acceleration of unvested equity;

•	Reimbursement for premium payments for medical and dental COBRA continuation coverage for a limited time; and

•	In certain cases, tax-related benefits.

The Agreement with Mr. Nawaz was terminated in April 2010 in connection with the Chapter 11 Cases.

The following tables show the potential payments that would have been made to each of the Named Executive Officers if their employment with us had terminated as of December 27, 2009 and they were otherwise active Spansion employees on that date.

John H. Kispert

Executive Benefits and Payments Upon Termination as of December 27, 2009	Voluntary Termination	Involuntary Not for Cause Termination (Reduction in Force)	For Cause Termination	Involuntary or for Good Reason Following Change of Control Within 24 Months	Death	Disability
Compensation:
Base Salary	—	—	—	—	—	—
Short-term Incentive	—	—	—	—	—	—

Long-term Incentive
Stock Options—Unvested and Accelerated	—	—	—	—	—	—
Restricted Stock Units—Unvested and Accelerated	—	—	—	—	—	—
Subtotal:	—	—	—	—	—	—

Benefits and Perquisites:
Post-Employment Health Insurance (COBRA)	—	$3,602	—	—	—	—
Life Insurance Proceeds	—	—	—	—	$2,000,000	—
AD&D					$500,000
Survivor Income Benefit	—	—	—	—	$4,000	—
Accrued Vacation Pay	$8,119	$8,119	$8,119	$8,119	$8,119	$8,119
Subtotal:	$8,119	$11,721	$8,119	$8,119	$2,512,119	$8,119

Vested Benefits:
Stock Awards	—	—	—	—	—	—
Retirement Savings Plan	$36,279	$36,279	$36,279	$36,279	$36,279	$36,279
Subtotal:	$36,279	$36,279	$36,279	$36,279	$36,279	$36,279
TOTAL	$44,398	$48,000	$44,398	$44,398	$2,548,398	$44,398

Randy W. Furr

Executive Benefits and Payments Upon Termination as of December 27, 2009	Voluntary Termination	Involuntary Not for Cause Termination (Reduction in Force)		For Cause Termination	Involuntary or for Good Reason Following Change of Control Within 24 Months(1)		Death		Disability
Compensation:
Base Salary	—	—		—	—		—		—
Short-term Incentive	—	$57,750	(2)	—	$57,750	(2)	$57,750	(2)	$57,750	(2)

Long-term Incentive
Stock Options—Unvested and Accelerated	—	—		—	—		—		—
Restricted Stock Units—Unvested and Accelerated	—	—		—	—		—		—
Bonus Repayment	—	—		—	—		—		—
Subtotal:	—	$57,750		—	$57,750		$57,750		$57,750

Benefits and Perquisites:
Post-Employment Health Insurance (COBRA)	—	$2,609		—	—		—		—
Life Insurance Proceeds	—	—		—	—		$1,321,000		—
AD&D	—	—		—	—		$750,000		—
Survivor Income Benefit	—	—		—	—		$4,000		—
Accrued Vacation Pay	$3,459	$3,459		$3,459	$3,459		$3,459		$3,459
Subtotal:	$3,459	$6,068		$3,459	$3,459		$2,078,459		$3,459

Vested Benefits:
Stock Awards	—	—		—	—		—		—
Retirement Savings Plan	$14,637	$14,637		$14,637	$14,637		$14,637		$14,637
Subtotal:	$14,637	$14,637		$14,637	$14,637		$14,637		$14,637
TOTAL	$18,096	$78,455		$18,096	$75,846		$2,150,846		$75,846

(1)	Mr. Furr becomes eligible for Change of Control benefits upon the effectiveness of Spansion’s Plan of Reorganization.
(2)	Mr. Furr would be eligible to receive a prorated portion of the KEIP incentive for Milestone 2. Estimated for these purposes at target and prorated at 50 percent.

Dario Sacomani

Executive Benefits and Payments Upon Termination as of December 27, 2009	Voluntary Termination	Involuntary Not for Cause Termination (Reduction in Force)	For Cause Termination	Involuntary or for Good Reason Following Change of Control Within 24 Months	Death	Disability
Compensation:
Base Salary	—	—	—	—	—	—
Short-term Incentive	—	—	—	—	—	—

Long-term Incentive
Stock Options—Unvested and Accelerated	—	—	—	—	—	—
Restricted Stock Units—Unvested and Accelerated	—	—	—	—	—	—
Bonus Repayment	—	—	—	—	—	—
Subtotal:	—	—	—	—	—	—

Benefits and Perquisites:
Post-Employment Health Insurance (COBRA)	—	$3,602	—	—	—	—
Life Insurance Proceeds	—	—	—	—	$1,000,000	—
Survivor Income Benefit	—	—	—	—	$4,000	—
Accrued Vacation Pay	$22,555	$22,555	$22,555	$22,555	$22,555	$22,555
Subtotal:	$22,555	$26,157	$22,555	$22,555	$1,026,555	$22,555

Vested Benefits:
Stock Awards	—	—	—	—	—	—
Retirement Savings Plan	$108,976	$108,976	$108,976	$108,976	$108,976	$108,976
Subtotal:	$108,976	$108,976	$108,976	$108,976	$108,976	$108,976
TOTAL	$131,531	$135,133	$131,531	$131,531	$1,135,531	$131,531

Ahmed Nawaz

Executive Benefits and Payments Upon Termination as of December 27, 2009	Voluntary Termination	Involuntary Not for Cause Termination (Reduction in Force)		For Cause Termination	Involuntary or for Good Reason Following Change of Control Within 24 Months		Death		Disability
Compensation:
Base Salary	—	—		—	$818,550	(1)	—		—
Short-term Incentive	—	$79,582	(2)	—	$79,582	(2)	$79,582	(2)	$79,582	(2)

Long-term Incentive
Stock Options—Unvested and Accelerated	—	—		—	—		—		—
Restricted Stock Units—Unvested and Accelerated	—	—		—	—		—		—
Subtotal:	—	$79,582		—	$898,132		$79,582		$79,582

Benefits and Perquisites:
Post-Employment Health Insurance (COBRA)	—	$2,609		—	$35,746		—		—
Life Insurance Proceeds	—	—		—	—		$1,000,000		—
Survivor Income Benefit	—	—		—	—		$4,000		—
Accrued Vacation Pay	—	—		—	—		—		—
Subtotal	—	$2,609		—	$35,746		$1,004,000		—

Vested Benefits:
Stock Awards	—	—		—	—		—		—
Retirement Savings Plan	$78,768	$78,768		$78,768	$78,768		$78,768		$78,768
Subtotal:	$78,768	$78,768		$78,768	$78,768		$78,768		$78,768
TOTAL	$78,768	$160,959		$78,768	$1,012,646		$1,162,350		$158,350

(1)	Mr. Nawaz is eligible to receive 2 times his annual base salary of $409,275 upon termination as described under “Change of Control” above.
(2)	Mr. Nawaz would be eligible to receive a prorated portion of the KEIP incentive for Milestone 2. Estimated for these purposes at target and prorated at 50 percent.

Thomas T. Eby

Executive Benefits and Payments Upon Termination as of December 27, 2009	Voluntary Termination	Involuntary Not for Cause Termination (Reduction in Force)		For Cause Termination	Involuntary or for Good Reason Following Change of Control Within 24 Months		Death		Disability
Compensation:
Base Salary	—	—		—	—		—		—
Short-term Incentive	—	$77,060	(1)	—	$77,060	(1)	$77,060	(1)	$77,060	(1)
Long-term Incentive
Stock Options—Unvested and Accelerated	—	—		—	—		—		—
Restricted Stock Units—Unvested and Accelerated	—	—		—	—		—		—
Subtotal:	—	$77,060		—	$77,060		$77,060		$77,060
Benefits and Perquisites:
Post-Employment Health Insurance (COBRA)	—	$3,602		—	—		—		—
Life Insurance Proceeds	—	—		—	—		$1,189,000		—
Survivor Income Benefit	—	—		—	—		$4,000		—
Accrued Vacation Pay	—	—		—	—		—		—
Subtotal:	$—	$3,602		$—	$—		$1,193,000		$—
Vested Benefits:
Stock Awards	—	—		—	—		—		—
Retirement Savings Plan	$735,839	$735,839		$735,839	$735,839		$735,839		$735,839
Subtotal:	$735,839	$735,839		$735,839	$735,839		$735,839		$735,839
TOTAL	$735,839	$816,501		$735,839	$812,899		$2,005,899		$812,899

(1)	Mr. Eby would be eligible to receive a prorated portion of the KEIP incentive for Milestone 2. Estimated for these purposes at target and prorated at 50 percent.

Ajit Manocha

Executive Benefits and Payments Upon Termination as of December 27, 2009	Voluntary Termination	Involuntary Not for Cause Termination (Reduction in Force)		For Cause Termination	Involuntary or for Good Reason Following Change of Control Within 24 Months		Death		Disability
Compensation:
Base Salary	—	—		—	—		—		—
Short-term Incentive	—	$74,375	(1)	—	$74,375	(1)	$74,375	(1)	$74,375	(1)
Long-term Incentive
Stock Options—Unvested and Accelerated	—	—		—	—		—		—
Restricted Stock Units—Unvested and Accelerated	—	—		—	—		—		—
Subtotal:	—	$74,375		—	$74,375		$74,375		$74,375
Benefits and Perquisites:
Post-Employment Health Insurance (COBRA)	—	$3,602		—	—		—		—
Life Insurance Proceeds	—	—		—	—		$2,211,000		—
AD&D	—	—		—	—		$500,000		—
Survivor Income Benefit	—	—		—	—		$4,000		—
Accrued Vacation Pay	—	—		—	—		—		—
Subtotal	—	$3,602		—	—		$2,715,000		—
Vested Benefits:
Stock Awards	—	—		—	—		—		—
Retirement Savings Plan	$57,322	$57,322		$57,322	$57,322		$57,322		$57,322
Subtotal:	$57,322	$57,322		$57,322	$57,322		$57,322		$57,322
TOTAL	$57,322	$135,299		$57,322	$131,697		$2,846,697		$131,697

(1)	Mr. Manocha would have been eligible to receive a prorated portion of the KEIP incentive for Milestone 2. Estimated for these purposes at target and prorated at 50 percent. Mr. Manocha resigned effective February 28, 2010 and did not receive any prorated portion of the KEIP incentive for Milestone 2.

Mitigation of Risk Relating to Compensation

Spansion has reviewed its compensation plans, practices and policies and has determined that it does not have any such plans, practices or policies that create risks that are reasonably likely to have a material adverse effect on Spansion.

Tax and Accounting Implications Associated with Compensation

$1 Million Deduction Limit. Section 162(m) of the Internal Revenue Code generally limits a tax deduction to public corporations for certain executive compensation in excess of $1 million per fiscal year. Certain types of compensation are deductible only if performance criteria are approved by stockholders. The Committee will endeavor to structure compensation plans to achieve maximum deductibility under Section 162(m) with minimal sacrifices in flexibility and corporate objectives. While the Committee will consider deductibility under Section 162(m) with respect to future compensation arrangements with Named Executive Officers, deductibility will not be the sole factor used in ascertaining appropriate levels or modes of compensation. Since corporate objectives may not always be consistent with the requirements for full deductibility, certain compensation paid by Spansion in the future may not be fully deductible under Section 162(m). For 2009, all elements of compensation paid to the Named Executive Officers were fully deductible by Spansion.

Accounting for Equity-Based Compensation. Beginning on December 26, 2005, Spansion began accounting for equity-based awards in accordance with the requirements of FASB Statement 123(R) “Share-Based Payment,” which has been codified as ASC Topic 718.

Compensation Committee Interlocks and Insider Participation

The individuals who served as members of the Compensation Committee during fiscal 2009 were Messrs. Lucas, Stich and Delfassy (until his resignation from the Board in October 2009). No member of the Compensation Committee was at any time during fiscal 2009 or at any other time an officer or employee of Spansion, and no member had any relationship with Spansion requiring disclosure under Item 404 of Regulation S-K. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee during fiscal 2009.

Director Compensation

Spansion uses a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. Our independent director compensation is determined by the Board of Directors acting upon the recommendation of the Compensation Committee. In setting director compensation, our Board of Directors considers, among other things, the significant amount of time that directors spend in fulfilling their duties, the skill-level required by directors and competitive market data. Directors who are also employees of Spansion, or who are otherwise determined to not be independent, receive no additional compensation for service as a director. We reimburse our directors for travel, lodging and related expenses they incur in attending Board of Directors and Board committee meetings.

Cash Compensation

In fiscal 2009, our independent directors received fees for their services as set forth in the table below. These amounts reflect a retainer and meeting fee reduction of 10 percent approved by the Board of Directors in October 2008. This reduction was in alignment with the base salary reduction taken by all exempt employees as part of our efforts to preserve cash. The reduction was applied to payments made for the fourth quarter of 2008 and fiscal 2009, and will remain in effect until the Board takes action to lift the reduction. All annual cash compensation is paid in quarterly installments.

Annual Retainer(1)	$54,000

Additional Annual Retainers
Chairperson	$90,000
Audit Committee Chair	$13,500
Compensation Committee Chair	$6,750
Finance Committee Chair	$6,750
Nominating and Corporate Governance Committee Chair	$6,750
Fees Per Board Meeting in Excess of Eight Board Meetings(2)	$1,800
Fees Per Committee Meeting in Excess of Twelve Committee Meetings(2)	$1,800

(1)	All independent directors, including directors serving as Chairperson, receive this annual retainer.
(2)	If in any calendar year an independent director is required to and does attend (i) more than eight meetings of our Board of Directors, such director will receive $1,800 for each Board meeting attended in excess of eight, or (ii) more than 12 meetings of a specific Board committee on which he or she serves, such director will receive $1,800 per such Board committee meeting in excess of 12.

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

For each year of continued service though fiscal 2008, independent directors received an annual stock option award exercisable for 10,000 shares of our Class A Common Stock and an annual restricted stock unit award of 10,000 units that convert upon vesting into 10,000 shares of our Class A Common Stock. In addition, for each year of continued service through fiscal 2008, an independent director serving as the Chairperson of the Board received an additional annual stock option award exercisable for 5,000 shares of our Class A Common Stock and an additional annual restricted stock unit award of 5,000 units that convert upon vesting into 5,000 shares of our Class A Common Stock. All annual equity-based compensation is awarded to independent directors on the date of the annual stockholders meeting. At the annual stockholders meeting, each independent director who (i) joined our Board of Directors at or prior to the last annual stockholders meeting, or (ii) joined our Board of Directors after the last annual stockholders meeting but attended at least three meetings of the full Board of Directors, is entitled to receive an annual equity award at that annual stockholders meeting.

All stock option and restricted stock unit awards granted to our independent directors vest 25 percent on the anniversary of the grant date and the remainder vests in equal installments quarterly over the remaining 36 months, except for the stock option and restricted stock unit awards granted to our independent directors in December 2005 at the time of the initial public offering of our Class A Common Stock. Those awards vested 25 percent on January 28, 2007 and the remainder vested in equal installments quarterly over the remaining 36 months. We did not grant any equity awards to independent directors in fiscal 2009. Under the Plan of Reorganization, all of our existing equity securities, including all shares of our Class A Common Stock and stock option awards to purchase shares of our Class Common Stock will be cancelled upon our emergence from the Chapter 11 Cases.

Director Compensation Table for Fiscal 2009

The following table provides information concerning compensation expense paid to or earned by each of our independent directors for fiscal 2009. Mr. John H. Kispert, our President and Chief Executive Officer, Dr. Boaz Eitan, a director, our former Interim President and Executive Vice President, and Dr. Bertrand F. Cambou, our former President and Chief Executive Officer, do not and did not receive additional compensation for their services as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Option Awards(1)(2) ($)	Total ($)
David K. Chao	75,600	—	—	75,600
Gilles Delfassy(3)	80,437	—	—	80,437
Donald L. Lucas(4)	219,450	—	—	219,450
John M. Stich(5)	144,450	—	—	144,450

(1)	No Stock Option Awards or Restricted Stock Units were granted to our directors in fiscal 2009.
(2)	As of December 27, 2009, the aggregate number of shares of Class A Common Stock underlying stock option and restricted stock unit awards for each of our independent directors was:

Name	Aggregate Number of Shares Underlying Stock Options	Aggregate Number of Shares Underlying Restricted Stock Units
David K. Chao	40,000	11,250
Gilles Delfassy	13,125	—
Donald L. Lucas	13,437	—
John M. Stich	16,875	—

(3)	Mr. Delfassy resigned from the board on October 14, 2009.
(4)	Mr. Lucas cancelled all unvested stock awards and option awards previously awarded to him by Spansion on September 18, 2009.
(5)	Mr. Stich cancelled all unvested stock awards and option awards previously awarded to him by Spansion on October 15, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial owners of more than five percent of the outstanding shares of Spansion Class A Common Stock as of April 12, 2010. This information is based upon our records and other information available from outside sources. We are not aware of any other beneficial owner of more than five percent of any class of Spansion Class A Common Stock. Except as otherwise indicated, to our knowledge, each person has sole investment and voting power with respect to the shares shown as beneficially owned. Pursuant to the Plan of Reorganization, which was confirmed by the Bankruptcy Court on April 16, 2010, all shares of Spansion Class A Common Stock will be cancelled. The composition of the ownership of Spansion’s new class of common stock to be distributed pursuant to the Plan of Reorganization has not yet been determined.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned(1)

Fujitsu Microelectronics Limited(2) Shinjuku Daiichi Seimei Building, 2-7-1 Nishi-Shinjuku, Shinjuku-ku Tokyo 163-0701, Japan	18,352,934	11.3%

Phaeton International (BVI) Ltd. (3) 600 Fifth Avenue, 27th Floor New York, NY 10020	14,741,609	9%

AMD Investments, Inc.(4) One AMD Place Sunnyvale, CA 94088	14,037,910	8.6%

(1)	Based on 162,489,608 shares of Class A Common Stock outstanding as of April 12, 2010. Calculated in accordance with the rules of the Exchange Act.
(2)	Based on information set forth in a Schedule 13D/A filed with the SEC on March 24, 2008.
(3)	Based on information set forth in a Schedule 13G filed with the SEC on February 11, 2010. This Schedule 13G was filed jointly by Phaeton International (BVI) Ltd. (“Phaeton”), Phoenix Partners L.P. (“Phoenix”), Phoenix Partners II, L.P. (“Phoenix II”), Morgens, Waterfall, Vintiadis & Company, Inc. (“Morgens Waterfall”) and Edwin H. Morgens (“Mr. Morgens”) (collectively, the “Reporting Persons”). The business address of each of the Reporting Persons is 600 Fifth Avenue, 27 Floor, New York, NY 10020. Phaeton has sole voting power with respect to zero shares, shared voting power with respect to 2,034,034 shares and 929,366 shares, sole dispositive power with respect to zero shares, and shared dispositive power with respect to 2,034,034 shares and 929,366 shares. Phoenix has sole voting power with respect to zero shares, shared voting power with respect to 3,516,000 shares and 1,606,651 shares, sole dispositive power with respect to zero shares, and shared dispositive power with respect to 3,516,000 shares and 1,606,651 shares. Phoenix II has sole voting power with respect to 0 (zero) shares, shared voting power with respect to 449,966 shares and 205,592 shares, sole dispositive power with respect to 0 (zero) shares, and shared dispositive power with respect to 449,966 shares and 205,592 shares. Morgens Waterfall has sole voting power with respect to zero shares, shared voting power with respect to 6,000,000 shares and 2,741,609 shares, sole dispositive power with respect to zero shares, and shared dispositive power with respect to 6,000,000 shares and 2,741,609 shares. Mr. Morgens has sole voting power with respect to zero shares, shared voting power with respect to 6,000,000 shares and 2,741,609 shares, sole dispositive power with respect to zero shares, and shared dispositive power with respect to 6,000,000 shares and 2,741,609 shares. Phaeton, Phoenix and Phoenix are collectively referred to as the “Advisory Clients.” Morgens Waterfall is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, as amended. The business of Morgens Waterfall is the rendering of financial services and as such it provides discretionary investment advisory services to each of the Advisory Clients. In such capacity, Morgens Waterfall has the power to make decisions regarding the dispositions of the proceeds from the sale of the foregoing shares of Common Stock. Under the rules promulgated under the Securities and Exchange Act of 1934, as amended, Morgens Waterfall and its principal (Mr. Morgens) may be considered “beneficial owners” of securities acquired by the Advisory Clients. Each such Advisory Client has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in such person’s account.
(4)	Based on information set forth in a Schedule 13D/A filed with the SEC on November 28, 2006 and in Forms 4 filed with the SEC on February 22, 2007, February 26, 2007, February 28, 2007 and September 19, 2007. AMD Investments, Inc. is a wholly owned subsidiary of AMD (U.S.) Holdings, Inc., which is a wholly owned subsidiary of Advanced Micro Devices, Inc. (AMD). AMD (U.S.) Holdings, Inc. and AMD are indirect beneficial owners of the reported securities.

Security Ownership of Directors and Executive Officers

The following table sets forth information known to us with respect to beneficial ownership of Spansion Class A Common Stock, as of April 12, 2010, for our current directors, each of our executive officers listed in the Fiscal 2009 Summary Compensation Table appearing in Item 11 of Part III of this Annual Report on Form 10-K, and all of our directors and executive officers as a group. This ownership information is based upon information provided by the individuals. Pursuant to the Plan of Reorganization, which was confirmed by the U.S. Bankruptcy Court on April 16, 2010, all existing shares of Spansion Class A Common Stock will be cancelled upon our emergence from the Chapter 11 Cases. The composition of the ownership of Spansion’s new Class A Common Stock to be distributed upon Spansion’s emergence from the Chapter 11 Cases pursuant to the Plan of Reorganization has not yet been determined.

Name	Shares Currently Owned	Shares Acquirable Currently or Within 60 Days	Aggregate Shares Beneficially Owned(1)	Percent of Class Beneficially Owned(1)(2)
John H. Kispert	—	—	—	*
David K. Chao	31,250	33,750	65,000	*
Boaz Eitan	7,905,021	—	7,905,021	4.9%
Donald L. Lucas	17,812	13,437	31,249	*
John M. Stich(3)	26,875	16,875	43,750	*
Bertrand F. Cambou(4)	182,995	—	182,995	*
Randy W. Furr	—	—	—	*
Nathan M. Sarkisian(5)	—	—	—	*
Thora Thoroddsen(6)	—	—	—	*
Dario Sacomani(7)	13,125	126,561	139,686	*
Ahmed Nawaz	25,793	155,468	181,261	*
Thomas T. Eby	68,499	226,250	294,749	*
Ajit Manocha(8)	13,125	37,500	50,625	*
All directors and executive officers as a group (13 persons)	8,284,495	609,841	8,894,336	5.5%

*	Indicates ownership less than one percent.
(1)	The number and percentage of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any share which the individual has the right to acquire within 60 days of April 12, 2010, through the exercise of any stock option or the vesting of any restricted stock unit. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.
(2)	Percent of class beneficially owned is based on 162,489,608 shares of Spansion Class A Common Stock outstanding as of April 12, 2010.
(3)	Mr. Stich’s shares represent the direct beneficial ownership of 16,875 shares and the indirect beneficial ownership of 10,000 shares that are held by Stich Family Holdings LLC.
(4)	Dr. Cambou resigned as President and Chief Executive Officer and as a director effective February 2, 2009.
(5)	Mr. Sarkisian resigned as Interim Chief Financial Officer on June 25, 2009.
(6)	Ms. Thoroddsen resigned as Interim Chief Financial Officer on April 24, 2009.
(7)	Mr. Sacomani resigned as Executive Vice President and Chief Financial Officer on April 10, 2009. He was a part-time employee for a transition period of nine months.
(8)	Mr. Manocha resigned as Executive Vice President, Worldwide Operations effective February 28, 2010.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options, warrants and rights granted to employees and directors, as well as the number of securities remaining available for future issuance under Spansion’s 2005 Equity Incentive Plan (the “2005 Plan”), 2007 Equity Incentive Plan (the “2007 Plan”), Saifun Semiconductor Ltd. 1997 Share Option Plan (the “1997 Plan”), the Saifun Semiconductor Ltd. 2001 Share Option Plan (the “2001 Plan”) and the Saifun Semiconductor Ltd. 2003 Share Option Plan (the “2003 Plan”) as of December 27, 2009. The 1997 Plan, the 2001 Plan and the 2003 Plan were acquired in connection our acquisition of Saifun Semiconductor Ltd. on March 18, 2008. Each of the existing equity plans will be terminated following Spansion’s emergence from the Chapter 11 Cases pursuant to the Plan of Reorganization.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted-average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders	7,484,565	(1)	$5.42	(2)	8,480,460
Equity compensation plans not approved by security holders	—		—		—
Total	7,484,565				8,480,460

(1)	Includes the following:

•	20,592 shares issuable upon exercise of outstanding stock options awarded under the 1997 Plan.

•	2,528,086 shares issuable upon exercise of outstanding stock options awarded under the 2003 Plan.

•	89,090 shares issuable upon vesting of outstanding restricted stock units awarded under the 2003 Plan.

•	2,440,504 shares issuable upon exercise of outstanding stock options awarded under the 2005 Plan.

•	284,778 shares issuable upon vesting of outstanding restricted stock units awarded under the 2005 Plan.

•	1,538,450 shares issuable upon exercise of outstanding stock options awarded under the 2007 Plan.

•	583,065 shares issuable upon vesting of outstanding restricted stock units awarded under the 2007 Plan.

(2)	Represents a weighted average exercise price of $0.19 for options outstanding under the 1997 plan, $5.5 for stock options outstanding under the 2003 Plan, $11.73 for stock options outstanding under the 2005 Plan, and $3.54 for stock options outstanding under the 2007 Plan. Excludes the following:

•	89,090 shares issuable upon vesting of outstanding restricted stock units awarded under the 2003 Plan.

•	284,778 shares issuable upon vesting of outstanding restricted stock units awarded under the 2005 Plan.

•	483,065 shares issuable upon vesting of outstanding restricted stock units awarded under the 2007 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The policy provides that the Audit Committee reviews certain transactions subject to the policy and determines whether or not to approve or ratify those transactions. In doing so, the Audit Committee takes into account, among other factors it deems appropriate:

•	the related person’s interest in the transaction;

•	the approximate dollar value of the amount involved in the transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of business of Spansion;

•	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to Spansion than terms that could have been reached with an unrelated third party;

•	the purpose, and the potential benefits to Spansion, of the transaction; and

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

The Audit Committee has considered and adopted standing pre-approvals under the policy for limited transactions with related persons. Pre-approved transactions include:

•	employment of executive officers, subject to certain conditions;

•	any compensation paid to a director if the compensation is required to be reported in Spansion’s proxy statement under Item 402 of Regulation S-K promulgated by the SEC;

•

any transaction with another company at which a related person’s only relationship is as an employee (other than an executive officer or director) or beneficial owner of less than ten percent of that company’s equity, if the aggregate amount involved does not exceed the greater of $1,000,000, or two percent of that company’s total annual revenues;

•

any charitable contribution, grant or endowment by Spansion to a charitable organization, foundation or university at which a related person’s only relationship is as an employee (other than an executive officer or director), if the aggregate amount involved does not exceed the lesser of $1,000,000, or two percent of the charitable organization’s total annual receipts; and

•

any transaction where the related person’s interest arises solely from the ownership of Spansion’s Class A Common Stock and all holders of Spansion’s Class A Common Stock received the same benefit on a pro rata basis.

A summary of new transactions covered by the standing pre-approvals described above is provided to the Audit Committee for its review at each regularly schedule Audit Committee meeting.

Overview

On March 18, 2008, we completed our acquisition of Saifun Semiconductors Limited (“Saifun”). In connection with the Saifun acquisition, the Board of Directors appointed Dr. Boaz Eitan, former Executive Vice President and Chief Executive Officer, Saifun, as a member of the Board effective as of the closing of the acquisition. Dr. Eitan serves as a Class II director and will serve until our Plan of Reorganization is effective or until his earlier removal, resignation or death. Also in connection with the Saifun acquisition, we entered into a Noncompetition and Retention Agreement with Dr. Eitan whereby he received an annual gross salary equal to the Israeli shekel equivalent of $260,000 (as determined according to the representative rate of exchange published by the Bank of Israel). In addition, Dr. Eitan was eligible for an annual performance bonus and one time retention bonus for remaining employed by Spansion at the one year anniversary of the closing of the Saifun acquisition. Dr. Eitan resigned from his employment with Spansion in March 2009. The Noncompetition and Retention Agreement also contains a two-year non-competition provision and a two-year non-solicitation provision.

We also have had an ongoing relationship and transactions with Fujitsu Limited, which owns more than ten percent of our outstanding equity securities. We are currently party to several agreements with Fujitsu and its affiliates. These agreements include:

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

Agreements and Arrangements

Amounts paid by us under the following agreements and arrangements do not reflect any claims the contracting party may have asserted against us in the Chapter 11 Cases. In addition, the reported amounts paid to or from Fujitsu and its affiliates in fiscal 2009 under the agreements and arrangements do not reflect amounts that may have been paid or received by Spansion Japan, our subsidiary, subsequent to March 3, 2009, which is when we were no longer deemed to have control over Spansion Japan for financial reporting purposes and we excluded Spansion Japan’s financial results from our condensed consolidated financial statements.

Amended and Restated Fujitsu Distribution Agreement

We and Fujitsu Semiconductor Limited (FSL), through its subsidiary Fujitsu Electronics Inc. (FEI, together with FSL and Fujitsu Limited, “Fujitsu”) are party to the Amended and Restated Fujitsu Distribution Agreement, which provides that Fujitsu acts as a distributor for sales of our products in Japan and throughout the rest of the world, except for Europe and the Americas, with limited exceptions. We license use of the Spansion trademark to Fujitsu so that our products are sold under our own brand name. We also indemnify Fujitsu from and against any third-party action claiming our products infringe upon a third-party’s intellectual property rights up to the amounts paid to Fujitsu by their customers for the affected products.

Under the Fujitsu Distribution Agreement, our prices are based on our recommended sales prices, subject to adjustment in certain cases based on Fujitsu’s sales prices to their customers, less an agreed-upon distribution margin. Fujitsu has agreed to use its best efforts to promote the sale of our products in Japan and to specified customers served by Fujitsu. In the event that we reasonably determine that Fujitsu’s sales performance is not satisfactory based on specified criteria, then we have the right to require Fujitsu to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include selling products ourselves or appointing another distributor as a supplementary distributor. The Fujitsu Distribution Agreement continues in effect indefinitely or until a successor agreement is executed. We and Fujitsu can mutually agree to terminate the Fujitsu Distribution Agreement for convenience at any time upon 60 days notice. Either party can also terminate the Fujitsu Distribution Agreement for a material breach of performance thereunder after a failure to cure the breach within 120 days. Currently, the distribution margin earned by Fujitsu on the sale of certain of our products is 4.3 percent.

We and Fujitsu entered into an agreement in September 2008, in which we agreed to pay Fujitsu royalties on certain of our products sold or transferred under the Fujitsu Distribution Agreement in exchange for Fujitsu’s release of claims on account of an alleged breach of our alleged obligation to defend and/or indemnify Fujitsu against assertions by a third party against our products. In fiscal 2009, we paid $0.4 million to Fujitsu under this agreement.

Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement

AMD and Fujitsu have each contributed to us various intellectual property rights and technologies pursuant to an Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement. Under this agreement, we became owners, or joint owners with each of Fujitsu and AMD, of certain patents, patent applications, trademarks, and other intellectual property rights and technology. AMD and Fujitsu reserved rights, on a royalty-free basis, to practice the contributed patents and to license these patents to their affiliates and successors-in-interest to their semiconductor groups. AMD and Fujitsu each have the right to use the jointly owned intellectual property for their own internal purposes and to license such intellectual property to others to the extent consistent with their non-competition obligations to us. We also have granted to each of AMD and Fujitsu a non-exclusive, perpetual, irrevocable fully paid and royalty-free license of our rights, other than patent and trademark rights, in technology developed by us prior to AMD’s and Fujitsu’s ownership interests in us falling below 12.5%. AMD may grant licenses under our patents, provided that these licenses are of no broader scope than, and are subject to the same terms and conditions that apply to, any license of AMD’s patents granted in connection with such license, and the recipient of such license grants to us a license of similar scope under its patents.

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

We were required to make royalty payments to each of AMD and Fujitsu associated with licenses. The royalty rates were reduced to zero percent in November 2008. In fiscal 2009, we did not incur any expenses related to royalties under the patent cross-license agreements we have with AMD and Fujitsu.

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

Fujitsu IT Services Agreement

We were party to an IT Services Agreement and General Services Agreement with Fujitsu (including certain of Fujitsu’s subsidiaries). Under the agreement, Fujitsu provided, among other things, information technology, research and development, quality assurance, insurance, facilities, environmental, and human resources services primarily to our manufacturing facilities in Japan. For services rendered, Fujitsu was paid fees in an amount equal to cost plus five percent except for services procured by Fujitsu from third parties, which were provided to us at cost. Fujitsu had the right to approve certain amendments to the other’s service agreements with us. We assigned the agreement to Spansion Japan on March 31, 2009. The term of the agreement expired on October 31, 2009, but is automatically renewed on a monthly basis thereafter until terminated by either party to the agreement. For fiscal 2009, the total charges to us for services from Fujitsu were approximately $0.6 million.

Fujitsu Manufacturing Services Agreement

Prior to September 30, 2006, we were party to an agreement pursuant to which Fujitsu provided manufacturing services to us at volumes ordered by us and prices established on a quarterly basis. Prices were on the basis of product-type and were equal to Fujitsu’s good faith estimate of its projected material, labor and overhead costs for the applicable product-type plus three percent. If Fujitsu’s aggregate expended labor and overhead costs for the manufacturing services actually purchased by us during a fiscal quarter were less than 97 percent of the projected labor and overhead costs for such fiscal quarter, then we were required to pay Fujitsu the amount of such deficiency in order to protect Fujitsu’s labor and overhead commitments from situations where the actual amounts of services purchased by us were materially different from projected orders. These services consisted of assembly and testing services for our products. The Manufacturing Services Agreement expired on September 30, 2006. Currently, such manufacturing services are provided by Fujitsu to us on a purchase order basis. As a result of manufacturing services provided by Fujitsu, we incurred approximately $40,000 of expenses in fiscal 2009.

Lease

Spansion Japan leases from Fujitsu the land upon which JV3 and SP1, Spansion Japan’s wafer fabrication facilities in Aizu-Wakamatsu, Japan, are located. As a result of this lease with Fujitsu, we incurred approximately $2.04 million in expenses in fiscal 2009.

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

With the exception of board observer rights and registration rights, AMD’s rights under the Stockholders Agreement terminated on March 18, 2008, when AMD’s aggregate ownership interest in us fell below ten percent. Upon the effectiveness of the Plan of Reorganization and the cancellation of our outstanding shares of Class A Common Stock, this Stockholder Agreement will be terminated.

JV1/JV2 Transaction

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

The obligations of Spansion Japan under the Master Lease Agreement are being guaranteed by Spansion Inc., Spansion LLC and Spansion Technology Inc. Fujitsu paid approximately $0.3 million in fees to Spansion Japan in fiscal 2009 under the Master Lease Agreement.

Foundry Agreement

In connection with the sale of the JV1/JV2 Facilities, Spansion Japan and Fujitsu entered into a Foundry Agreement, pursuant to which Fujitsu provides certain foundry services for the manufacture of our products at the JV1/JV2 Facilities.

Pursuant to the Foundry Agreement, Fujitsu began to provide foundry services to us commencing upon the JV1/JV2 Closing. The Foundry Agreement also includes minimum capacity and purchase commitments between both the parties resulting in financial penalties if such capacity and purchase commitments are not achieved. The term of the Foundry Agreement ends on July 26, 2011. Fujitsu has agreed to give Spansion Japan at least 12-months prior notice of its intent to cease providing foundry services to Spansion Japan under the Foundry Agreement. Either Spansion Japan or Fujitsu may terminate the Foundry Agreement in the event that the other party fails to correct or cure its material breach under the Foundry Agreement within 60 days of receipt of written notice from the non-defaulting party specifying such breach. We incurred approximately $52.1 million in expenses in fiscal 2009 under the Foundry Agreement.

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

The Secondment Agreement can be terminated (i) by the mutual written agreement of Spansion Japan and Fujitsu, (ii) by either Spansion Japan or Fujitsu in the event that the other party materially defaults in the performance of a material obligation under the Secondment Agreement and the breaching party has not cured such breach within 120 days after receipt of notice of default by the non-breaching party and (iii) by either Spansion Japan or Fujitsu in the event that the other party is subject to bankruptcy or insolvency proceedings. The Secondment Agreement automatically terminates (i) on the transfer date of the last of the transferred employees or (ii) upon the termination of the Foundry Agreement unless otherwise agreed by Spansion Japan and Fujitsu. Fujitsu paid approximately $6.1 million in fees to Spansion Japan in fiscal 2009 under the Secondment Agreement.

Wafer Processing Services Agreement

In connection with the JV1/JV2 Closing, on April 2, 2007, Spansion Japan and Fujitsu entered into a Wafer Processing Services Agreement (the “Wafer Processing Agreement”), pursuant to which Fujitsu provides certain wafer processing services to Spansion Japan at the JV1/JV2 Facilities. The term of the Wafer Processing Agreement commenced on April 2, 2007 and is effective until December 31, 2009. The Wafer Processing Agreement will automatically terminate upon termination or expiration of that certain Foundry Agreement dated as of September 28, 2006, among Spansion Japan, Spansion Inc., Spansion LLC and Spansion Technology Inc. and Fujitsu. Either Spansion Japan or Fujitsu may terminate the Wafer Processing Agreement in the event that the other party fails to correct or cure any material breach by such other party of any covenant or obligation under the Wafer Processing Agreement within 60 days of receipt of written notice from the non-defaulting party specifying such breach. We incurred approximately $0.3 million in expenses in fiscal 2009 under the Wafer Processing Services Agreement.

Sort Services Agreement

In connection with the JV1/JV2 Closing, on April 2, 2007, Spansion Japan and Fujitsu entered into a Sort Services Agreement (the “Sort Services Agreement”), pursuant to which Fujitsu provides probe testing services of Spansion Japan’s wafers at the JV1/JV2 Facilities. The term of the Sort Services Agreement commenced on April 2, 2007 and was effective until the Sort Services Agreement was terminated March 31, 2009. We incurred approximately $4.2 million in expenses in fiscal 2009 under the Sort Services Agreement.

Rental Agreement

In connection with the JV1/JV2 Closing, on April 2, 2007, Spansion Japan and Fujitsu Semiconductor Technology, Inc., a Japanese corporation (“FSET”), entered into a Rental Agreement (the “Rental Agreement”), pursuant to which Spansion Japan rented certain equipment (the “Rental Equipment”) to FSET for the sole purpose of fulfilling the obligations of Fujitsu in the Sort Services Agreement. Spansion Japan retained title to the Rental Equipment, and FSET was prohibited from selling, pledging or otherwise encumbering or disposing of the Rental Equipment. The term of the Rental Agreement commenced on April 2, 2007 and was effective until March 31, 2009, which is when the Sort Services Agreement was terminated. FSET paid approximately $0.2 million in fees to Spansion Japan in fiscal 2009 under the Rental Agreement.

Services Agreement

In connection with the JV1/JV2 Closing, on April 2, 2007, Spansion Japan and FSET entered into a Services Agreement (the “Services Agreement”), pursuant to which Spansion Japan provides certain human resource services and information technology (“IT”) services to FSET (collectively, the “Services”). Any services are to be provided pursuant to statements of works, which may be updated by Spansion Japan and FSET from time to time upon mutual agreement. Spansion Japan will provide the Services to FSET at cost plus five percent (5%). Pursuant to the Services Agreement, Spansion Japan shall perform the Services with the same degree of accuracy, quality and completeness as it would provide similar services to its own divisions or affiliates (“Service Level”). The term of the Services Agreement commenced on April 2, 2007 and was effective until March 31, 2009. FSET paid approximately $0.2 million in fees to Spansion Japan in fiscal 2009 under the Services Agreement.

Eitan-Mehulal Law Group

We have an ongoing engagement with Eitan-Mehulal Law Group (the “Eitan Firm”), a law firm where the spouse of Dr. Boaz Eitan, a member of our Board of Directors, is a founder and partner. The Eitan Firm provides us with legal services for mergers and acquisitions, commercial, corporate and intellectual property matters. In fiscal 2009, we paid approximately $0.7 million to the Eitan Firm for legal services.

Sitrick Brincko Group, LLC

We engaged Sitrick And Company Inc. (“Sitrick”) as corporate communications consultants and Brincko Associates (“Brincko”) as management and restructuring consultants in March 2009. In November 2009, Brincko merged with Sitrick to form Sitrick Brincko Group, LLC. Following the merger, Resource Connection, Inc., a professional services firm, acquired all the membership interests in Sitrick Brincko Group and it became a wholly-owned subsidiary of Resources Connection. Brincko employed and Sitrick Brincko Group employs Thora Thoroddsen. In fiscal 2009, we paid approximately $0.2 million to Sitrick.

KLA-Tencor Corporation

We have purchased equipment and services from KLA-Tencor Corporation (“KLA”), a semiconductor equipment manufacturer. Mr. John H. Kispert was employed by KLA until January 1, 2009. Pursuant to Mr. Kispert’s severance agreement with KLA, he receives severance payments and agreed to perform certain services for KLA through January 1, 2011. In fiscal 2009, we paid approximately $2.4 million to KLA.

Director Independence

The Board of Directors affirmatively determines the independence of each director in accordance with the elements of independence set forth in the NYSE listing standards. On April 22, 2010, the Board conducted a review of director independence. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and Spansion and our subsidiaries and affiliates. The Board also considered whether there were any transactions or relationships between directors or any member of their immediate families (or any entity on which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of Spansion’s executive team or their affiliates. The purpose of this review was to determine whether any transactions or relationships exist that are inconsistent with a determination of director independence.

As part of this review, the Board of Directors considered: (i) the ownership interest that Mr. Chao’s firm, DCM, has in Vendavo, Inc., which provides software we purchased through an agreement with SAP Inc.; and (ii) Mr. Lucas’ service on the board of directors of Cadence Design Systems, Inc., which provides equipment and services to us. The Board determined that these relationships do not conflict with the elements of independence set forth in the Nasdaq or NYSE listing standards and, therefore, three of the five members of Spansion’s Board of Directors are independent directors. More specifically, the Board of Directors affirmatively determined that David K. Chao, Donald L. Lucas and John M. Stich are each independent:

In addition, the Board affirmatively determined that Mr. Kispert is not independent because he is the President and Chief Executive Officer of Spansion and that Dr. Eitan is not independent because he served as Executive Vice President and Chief Executive Officer, Saifun, our wholly owned subsidiary, and as Interim President of Spansion.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee, subject to certain restrictions. The pre-approval policy identifies the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit Spansion’s financial statements is not impaired. Under the pre-approval policy, the Audit Committee pre-approves all audit and non-audit services not prohibited by law to be provided by the independent registered public accounting firm. Such pre-approval authority for non-audit services may be delegated by the Audit Committee to one or more of its members. Any pre-approval decisions must be consistent with the guidelines and fee levels or budgeted amounts established annually by the Audit Committee, provided that the member or members to whom such authority is delegated shall report any pre-approval decisions to the full Audit Committee at its next regular meeting. Any proposed services exceeding the fee levels or budgeted amounts established by the Audit Committee must be specifically approved by the Audit Committee. All Ernst & Young LLP services and fees in fiscal 2008 and fiscal 2009 were pre-approved by the Audit Committee.

Service Fees Paid to the Independent Registered Public Accounting Firm

Audit Fees. Audit fees of Ernst & Young LLP during fiscal 2008 and fiscal 2009 were associated with the annual audit of our consolidated financial statements, statutory audits required internationally, and fees related to other regulatory filings. Audit fees for fiscal 2008 and fiscal 2009 included fees related to Ernst & Young LLP’s audit of the effectiveness of Spansion’s internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. Audit fees for fiscal 2008 were approximately $4.2 million. Audit fees for fiscal 2009 were approximately $1.1 million.

Audit-Related Fees. Fees for audit-related services rendered by Ernst & Young LLP were approximately $0.2 million in fiscal 2008. There were no audit-related fees in fiscal 2009.

Tax Fees. Tax fees paid to Ernst & Young LLP were approximately $20,000 for each of fiscal 2008 and fiscal 2009.

All Other Fees. There were no other fees paid to Ernst & Young LLP for fiscal 2008. Other fees paid to Ernst & Young LLP were approximately $1,000 for fiscal 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

2. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 26, 2010	SPANSION INC.

	By:	/S/ RANDY W. FURR
Randy W. Furr Executive Vice President and Chief Financial Officer