Form 10-Q
period 2010-03-28
Spansion Inc.
filed 2010-04-29
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

(408) 962-2500

(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on April 26, 2010:

Class	Number of Shares
Class A Common Stock, $0.001 par value	162,517,951

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Spansion Inc.

(Debtor-in-Possession)

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2010	2009
Net sales	$223,128	$307,675
Net sales to related parties	54,209	91,953

Total net sales	277,337	399,628
Cost of sales (Note 9)	189,120	383,035
Research and development (Note 9)	22,953	44,746
Sales, general and administrative (Note 9)	47,608	104,029
Restructuring charges	13	23,942

Operating income (loss) before reorganization items	17,643	(156,124)
Interest and other income, net	286	480
Interest expense(1)	(19,336)	(24,466)
Gain on deconsolidation of subsidiary	—	30,100

Loss before reorganization items and income taxes	(1,407)	(150,010)
Reorganization items	5,464	(362,457)

Income (loss) before income taxes	4,057	(512,467)
Provision for income taxes	405	168

Net income (loss)	$3,652	$(512,635)

Net income (loss) per share
Basic	$0.02	$(3.18)

Diluted	$0.02	$(3.18)

Shares used in per share calculation
Basic	162,403	161,283

Diluted	174,471	161,283

(1)	Contractual interest expense for the three months ended March 28, 2010 and March 29, 2009 was approximately $30.0 million and $27.7 million, respectively.

See accompanying notes

Spansion Inc.

(Debtor-in-Possession)

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 28,	December 27,
	2010	2009 (1)
Assets
Current assets:
Cash and cash equivalents	$321,156	$324,903
Auction rate securities	75,155	100,335
Accounts receivable	125,885	129,174
Accounts receivable from related parties (Note 9)	361,983	366,602
Allowance for doubtful accounts	(60,833)	(56,408)

Accounts receivables, net	427,035	439,368
Inventories:
Raw materials	17,328	14,202
Work-in-process	114,619	112,469
Finished goods	13,584	15,052

Total inventories	145,531	141,723
Deferred income taxes	12,197	13,332
Restricted cash	531,516	—
Prepaid expenses and other current assets	25,139	49,533

Total current assets	1,537,729	1,069,194
Property, plant and equipment, net	297,473	322,710
Other assets	40,784	46,073

Total assets	$1,875,986	$1,437,977

Liabilities and Stockholders’ Deficit
Current liabilities:
Short term note	$36,604	$64,150
Senior secured term loan	450,000	—
Accounts payable	46,575	33,463
Accounts payable to related parties (Note 9)	198,069	221,211
Accrued compensation and benefits	24,882	21,630
Other accrued liabilities	102,895	112,759
Rights offering deposits	75,783	—
Deferred income	54,779	62,958

Total current liabilities	989,587	516,171
Deferred income taxes	12,270	13,405
Other long-term liabilities	9,523	9,825

Total long-term liabilities	21,793	23,230
Liabilities subject to compromise	1,717,352	1,756,269

Total liabilities	2,728,732	2,295,670
Stockholders’ deficit	(852,746)	(857,693)

Total liabilities and stockholders’ deficit	$1,875,986	$1,437,977

(1)	Derived from audited financial statements at December 27, 2009.

See accompanying notes

Spansion Inc.

(Debtor-in-Possession)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$3,652	$(512,635)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,780	59,660
Net provision for doubtful accounts	5,591	17,708
Net loss (gain) on sale and disposal of property, plant and equipment	1,112	(1,902)
Asset impairment charges	629	—
Compensation recognized under employee stock plans	1,295	5,430
Gain from approved settlement of rejected capital leases and various licenses	(22,517)	—
Gain on sale of Suzhou plant	(3,676)	—
Amortization of financing cost and debt premium and discount	897	1,540
Gain on deconsolidation of subsidiary	—	(30,100)

Changes in operating assets and liabilities, net of effects of deconsolidation of subsidiary:
Decrease (increase) in accounts receivable	13,908	(54,018)
(Increase) decrease in inventories	(3,808)	142,499
Decrease (increase) in prepaid expenses and other current assets	6,041	(25,191)
Decrease (increase) in other assets	1,192	(8,936)
(Decrease) increase in accounts payable, accrued liabilities and accrued compensation and benefits	(22,430)	382,942
(Decrease) increase in deferred income	(8,179)	3,226

Net cash provided (used) by operating activities	1,487	(19,777)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	4,917	45
Purchases of property, plant and equipment	(8,493)	(3,921)
Proceeds from redemption of auction rate securities	27,325	—
Loan made to an investee	—	(5,263)
Cash decrease due to deconsolidation of subsidiary	—	(52,092)
Increase in restricted cash	(531,516)	—
Cash proceeds from sale of Suzhou plant	18,687	—

Net cash used by investing activities	(489,080)	(61,231)

Cash Flows from Financing Activities:
Proceeds from borrowings, net of issuance costs	438,082	117,758
Payments on debt and capital lease obligations	(30,019)	(54,715)
Proceeds from rights offering	75,783	—

Net cash provided by financing activities	483,846	63,043

Effect of exchange rate changes on cash and cash equivalents	—	(3,095)

Net decrease in cash and cash equivalents	(3,747)	(21,060)
Cash and cash equivalents at the beginning of period	324,903	116,387

Cash and cash equivalents at end of period	$321,156	$95,327

See accompanying notes

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Spansion Inc. (the Company) is a semiconductor manufacturer headquartered in Sunnyvale, California, with research and development, manufacturing and assembly operations in the United States, the Middle East, Europe and Asia. The Company designs, develops, manufactures, markets, and sells Flash memory technology and solutions.

The Company’s Flash memory devices are used primarily to store microprocessor instructions (code), or code and data in embedded applications, and are incorporated into a broad range of electronic products, including automotive electronics such as navigation systems and engine control, PC and peripheral computing equipment such as printers, consumer equipment such as set top boxes and home networking, communication equipment such as enterprise networking and cellular infrastructure, arcade gaming equipment, industrial control equipment and mobile phones.

2. Creditor Protection Proceedings

On February 10, 2009, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan) filed a proceeding under the Corporate Reorganization Law of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding). On March 3, 2009 the Tokyo District Court approved the filing of the Spansion Japan Proceeding and appointed the incumbent representative director of Spansion Japan as trustee.

On March 1, 2009 (the Petition Date), Spansion Inc., Spansion LLC, Spansion Technology LLC, Spansion International, Inc., and Cerium Laboratories LLC (the Debtors) each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the Chapter 11 Cases). The Chapter 11 Cases are being jointly administered under Case No: 09-10690 (KJC). The Chapter 11 Cases, together with the Spansion Japan Proceeding are referred to collectively as the Creditor Protection Proceedings.

The Debtors continue to operate their businesses as “debtors-in-possession” under jurisdiction of the U.S. Bankruptcy Court. Non-U.S. subsidiaries that are not included in the Creditor Protection Proceedings (Non-Debtor Affiliates) continue to operate without the supervision of the U.S. Bankruptcy Court.

Plan of Reorganization

On April 16, 2010, the U.S. Bankruptcy Court entered an order confirming the Company’s Plan of Reorganization. The Plan of Reorganization may become effective as early as 14 days following entry of the U.S. Bankruptcy Court order. However, during this 14-day period, dissenting parties may seek to appeal the U.S. Bankruptcy Court order confirming the Plan of Reorganization and file motions to stay effectiveness of the order pending any appeals. There can be no assurance that the order confirming the Plan of Reorganization will not be appealed, or that the Plan of Reorganization will become effective or that it will be implemented successfully.

Under the Plan of Reorganization, the Debtors will be reorganized (Reorganized Debtors) through the consummation of several transactions in which new securities of the Reorganized Debtors will be issued and distributed to satisfy creditor claims and provide working capital to fund operations. These transactions include:

•	the distribution of cash raised through the rights offering and debt financing transactions;

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

•	the cancellation of Spansion Inc.’s outstanding equity securities, including all shares of Common Stock and options to purchase shares of Common Stock;

•	the distribution of new Spansion Common Stock (New Common Stock) to holders of general unsecured claims; and

•	the retention of the assets and certain liabilities of the Debtors in the Reorganized Debtors.

Pursuant to the Plan of Reorganization, the holders of allowed claims were offered the right to purchase a total of 12,974,496 shares of the New Common Stock upon the Company’s emergence from the Chapter 11 Cases at a price of $8.43 per share (Rights Offering). The number of shares available to each eligible claimant is based on each claimant’s proportionate allowed claim. In connection with the Rights Offering, the Company entered into a Backstop Rights Purchase Agreement with Silver Lake Sumeru Fund, L.P. (Silver Lake) whereby Silver Lake committed to purchase the balance of Rights Offering shares not otherwise subscribed for by the Rights Offering participants. As of March 28, 2010, approximately $109.4 million have been committed to purchase the entire Rights Offering, of which $75.8 million has been received and resides in a segregated Company bank account and the remaining balance resides in escrow accounts that will be released to the Company following emergence from the Chapter 11 Cases. The $75.8 million received was recorded as restricted cash with the related deposit recorded as a current liability on the Company’s condensed consolidated balance sheet at March 28, 2010.

On February 9, 2010, the Company closed a $450 million five-year Senior Secured Term Loan agreement (Term Loan) with a group of lenders. Funds from the Term Loan are held in escrow until the earlier of the Company’s emergence from the Chapter 11 Cases or the termination date which may be as soon as 60 days from the date of closing unless extended by the lenders. Proceeds from the Term Loan along with prepaid interest for the first 60 days are recorded as restricted cash in the Company’s condensed consolidated balance sheet at March 28, 2010. Upon emergence from the Chapter 11 Cases, the Term Loan will be secured by the assets of the Company including a first lien on property, plant and equipment and inventory, and a second priority lien on accounts receivables and cash. The Term Loan is subject to a number of financial and other covenants as discussed in Note 11 to the condensed consolidated financial statements.

The proceeds of the Term Loan, together with cash proceeds from the Rights Offering and other sources of cash available to the Company, will be used as follows: (i) payment to fully discharge approximately $633 million of the claims of holders of the Senior Secured Floating Rate Notes, (ii) payment of Administrative Expense Claims and Priority Claims (each as defined in the Plan of Reorganization) and (iii) payment of fees and expenses related to the Term Loan.

The Company has entered into an agreement with Bank of America and other financial institutions for a post-bankruptcy senior revolving credit facility (Revolving Credit Facility) in an aggregate amount of up to $65 million which will be used to fund bankruptcy related expenses and ongoing working capital. Available amounts for borrowing under the Revolving Credit Facility are limited to 85 percent of eligible accounts receivable. Funding is subject to a number of conditions, including a minimum liquidity level of $100 million comprised of the sum of unrestricted cash and cash equivalents and the borrowing base minus the principal balance of all Revolving Credit Facility loans, and the Company’s emergence from the Chapter 11 Cases. The Revolving Credit Facility is subject to a number of covenants including fixed charge ratio coverage of 1.00 to 1.00.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

The Plan of Reorganization assumes that allowed claims will range from approximately $1.6 billion to approximately $2.1 billion after completion of the claims objection, reconciliation and resolution process. As of March 28, 2010, the Company has accrued expected allowed claims totaling approximately $1.7 billion classified as liabilities subject to compromise in the accompanying condensed consolidated financial statements. In addition to the range specified above and the amount accrued, on March 12, 2010, Spansion Japan filed an amended general unsecured proof of claim in the U.S. Bankruptcy Court asserting that it has been damaged in the amount of approximately $936 million as a result of the November 19, 2009 foundry agreement rejection order discussed below. If the expected amount of allowed claims increases over the amount currently accrued, the Company will record additional reorganization expense in the period of such determination. Because disputed claims have not yet been finally adjudicated, no assurances can be given that actual recoveries to creditors and interest holders will not be materially higher or lower than as set forth in the Plan of Reorganization.

Business Relationship with Spansion Japan and Foundry Agreement

Spansion Japan is managed by a trustee appointed by the Tokyo District Court and subject to the general supervision of the Tokyo District Court. As a result, beginning March 3, 2009, the financial results of Spansion Japan are no longer included in the Company’s consolidated financial results.

Spansion Japan has continued to facilitate distribution of the Company’s products in Japan, manufacture and supply sorted and unsorted silicon wafers for the Company, and provide sort services to the Company. The wafers purchased from Spansion Japan are a material component of the Company’s cost of goods sold, and historically the wafer prices were governed by a foundry agreement. Management believes that the prices under the foundry agreement greatly exceeded the amounts that the U.S. Bankruptcy Court would have required the Company to pay for wafers purchased during the period from February 9, 2009 through October 27, 2009 (the date when the Company and Spansion Japan mutually agreed to pricing terms through executed purchase orders).

As a result of unsuccessful efforts by the Company to renegotiate the prices under the foundry agreement, the Company filed a motion with the U.S. Bankruptcy Court in October 2009 to reject the foundry agreement. An order rejecting the foundry agreement was issued by the U.S. Bankruptcy Court on November 19, 2009. As a result, there was no valid contract establishing pricing for the wafers the Company received from Spansion Japan from February 9, 2009 through October 27, 2009 (Disputed Period).

On January 8, 2010, the Company reached an agreement in principle (the Settlement) with Spansion Japan to: (i) acquire Spansion Japan’s distribution business; (ii) obtain foundry services, including wafer and sort services, from Spansion Japan; and (iii) resolve the Company’s dispute with Spansion Japan relating to pricing of wafers purchased during the Disputed Period. The Settlement remains subject to the completion of definitive agreements and the Company’s emergence from the Chapter 11 Cases. On January 29, 2010, the U.S. Bankruptcy Court and on February 1, 2010, the Tokyo District Court approved the Settlement.

On February 2, 2010, the Company and Spansion Japan entered into a foundry agreement whereby the Company will purchase from Spansion Japan (i) a minimum of 10 billion yen (equivalent to $108.0 million at March 28, 2010) worth of wafers over the six quarters beginning with the first quarter of 2010 and ending with the second quarter of 2011 and (ii) minimum sort services of $7.7 million for the first quarter of 2010 and $8.9 million for each quarter from the second quarter of 2010 to the second quarter of 2011; with both sort services and wafer production to be subject to normal and customary foundry performance conditions.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

The Company expects the remaining definitive agreements implementing the Settlement to be executed in the second quarter of 2010 and upon the Company’s emergence from the Chapter 11 Cases. The definitive agreements are expected to provide for, among other things, the following material terms:

•	Payment to Spansion Japan of approximately $45 million during fiscal 2010;

•	The purchase of Spansion Japan’s distribution business located in Kawasaki, Japan for approximately $12.5 million;

•

The claims of the Debtors against Spansion Japan arising prior to February 9, 2009 will be deemed allowed unsecured non-priority claims in the Spansion Japan’s corporate reorganization proceeding, but the Debtors will not be entitled to receive any distribution on account of such claims;

•

Spansion Japan shall retain its rejection damage claims against the Debtors in respect of the rejection of the Foundry Agreement (described below), which damage claims can be offset by the difference between the Company’s prepetition claim against Spansion Japan and its prepetition claim against the Company; and

•	All other claims of Spansion Japan and the Debtors against each other shall be expunged, released and satisfied.

On March 12, 2010, Spansion Japan filed an amended general unsecured proof of claim in the U.S. Bankruptcy Court asserting that it has been damaged in the amount of approximately $936 million as a result of the November 19, 2009 foundry agreement rejection order. The Company believes that it has strong defenses to the amount of Spansion Japan’s proof of claim and intends to vigorously contest this matter. Under the Company’s Plan of Reorganization, if the U.S. Bankruptcy Court were to allow such claim, it would be as a general unsecured claim in Class 5B of the Company’s Plan of Reorganization and Spansion Japan would be entitled, at most, to its pro-rata distribution of the New Common Stock.

3. Summary of Significant Accounting Policies

Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s operating results, financial position and cash flows. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year ending December 26, 2010.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

The Chapter 11 Cases raise substantial doubt as to whether the Company will be able to continue as a going concern until emergence from the Chapter 11 Cases. The accompanying condensed consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) as applied by the Company prior to the Creditor Protection Proceedings. The accompanying condensed consolidated financial statements continue to be prepared using the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Chapter 11 Cases have provided the Company with a period of time to stabilize its operations and financial condition and to develop the Plan of Reorganization. However, it is not possible to predict the outcome of these proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, it is not possible to predict whether the actions taken in the Plan of Reorganization or any other reorganization plan will result in improvements to the Company’s financial condition sufficient to allow it to continue as a going concern. If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of the Company’s assets and liabilities in its consolidated financial statements included in those filings. Further, an amendment to the Plan of Reorganization prior to the Company’s emergence from the Chapter 11 Cases could materially change the carrying amounts and classifications reported in the accompanying consolidated financial statements in future filings.

The accompanying condensed consolidated financial statements do not purport to reflect or provide for the outcome of the Creditor Protection Proceedings. In particular, such consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that will ultimately be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholders accounts, the effect of any changes that may be made in the Company’s capitalization; or (d) as to operations, the effect of any changes that may be made in the Company’s business.

The accompanying condensed consolidated financial statements reflect the accounting, presentation, and disclosure requirements prescribed by FASB Accounting Standards Codification (ASC) Topic 852, Reorganization (ASC 852). Accordingly, liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheet. The ultimate amount of and settlement terms for the Company’s pre-petition liabilities are dependent on the outcome of the Chapter 11 Cases and, accordingly, are not presently determinable. Professional fees associated with the Chapter 11 Cases and certain gains and losses resulting from reorganization of the Company’s business have been reported separately as reorganization items. In addition, interest expense has been reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed priority, secured, or unsecured claim under the Chapter 11 Cases. Interest income earned during the Chapter 11 Cases is reported as a reorganization item.

Furthermore, effective as of March 3, 2009, the Company deconsolidated Spansion Japan because, despite its 100 percent equity ownership interest, the Company no longer controls Spansion Japan due to the appointment of a trustee in the Spansion Japan Proceeding. Since March 3, 2009, the Company has accounted for its interest in Spansion Japan as a cost basis investment. Transactions between the Company and Spansion Japan after March 3, 2009, have been reflected as transactions with a third party.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

With the exception of Spansion Japan as described above, the condensed consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries, and all intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements do not include certain financial statement footnotes and disclosures required under U.S. GAAP for audited financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the year ended December 27, 2009, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 11, 2010.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements and disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Estimates are used to account for the fair value of the retained non-controlling interest in Spansion Japan, the fair value of certain marketable securities, revenue, the allowance for doubtful accounts, inventory, including the value of inventory purchased from Spansion Japan, valuation of acquired intangible assets, impairment of long-lived assets, income taxes, stock-based compensation expenses, liabilities subject to compromise, the fair value of the debt and liability components of the Company’s Exchangeable Senior Subordinated Debentures, and product warranties. Actual results may differ from those estimates, and such differences may be material to the Company’s condensed consolidated financial statements.

Financial Statements Reclassifications

Certain prior period amounts in the condensed consolidated statements of operations have been reclassified to conform to the current period presentation. There is no material impact to the Company’s results from operations due to these reclassifications.

4. Reorganization Items

Entities in reorganization are required to disclose separately items such as professional fees directly related to the process of reorganizing the Debtors under the Chapter 11 Cases, realized gains and losses, provisions for losses, and interest income resulting from the reorganization and restructuring of the business. The Debtors’ reorganization items for the three months ended March 28, 2010 and March 29, 2009 consist of the following:

	Three Months Ended	Three Months Ended
	March 28, 2010	March 29, 2009
	(in thousands)
Professional and service fees directly related to reorganization (1)	$17,152	$7,151
Provision (adjustments) for expected allowed claims (2)	(22,517)	355,333
Interest income	(99)	(27)

Total reorganization items	$(5,464)	$362,457

(1)	Includes fees associated with the advisors and service providers to the Debtors.
(2)	Represents the Company’s estimate of the expected allowed claims related primarily to rejection or repudiation of executory contracts, leases, and the effects of approved settlements.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

The U.S. Bankruptcy Court established September 4, 2009 as the bar date for filing proofs of claim against the Debtors’ estates. Under certain limited circumstances, some creditors will be permitted to file claims after the applicable bar dates. Accordingly, it is possible that not all potential claims have been filed. The differences between amounts recorded by the Debtors and proofs of claim filed by the creditors are investigated and resolved through the claims reconciliation process. Because of the number of creditors and claims, the claims reconciliation process may take considerable time to complete and the Company expects it will continue to receive claims after its emergence from the Chapter 11 Cases.

Notwithstanding the foregoing, the Company has recognized certain charges related to allowed claims or expected allowed claims. The U.S. Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, the Company will make adjustments to the liabilities recorded on its quarterly or annual financial statements as appropriate. Any such adjustments including appeals accepted by the U.S. Bankruptcy Court could be material to the Company’s financial position or results of operations in any given period.

Cash paid for professional fees was approximately $7.6 million and $8.0 million for the three months ended March 28, 2010 and March 29, 2009, respectively.

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

Pre-petition liabilities that are subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 Cases and remain subject to future adjustments arising from negotiated settlements, actions of the U.S. Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim or other events. Liabilities subject to compromise also includes certain items that may be assumed under the Plan of Reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. Ordinarily, secured debt is not considered to be a liability subject to compromise. However, the Company has included most of its secured debt as a liability subject to compromise as management believes that there remains uncertainty as to whether such debts are adequately secured.

The Debtors may reject pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the U.S. Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as liabilities subject to compromise. Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the U.S. Bankruptcy Court will make a final determination of the allowable claim. On April 16, 2010, the U.S. Bankruptcy Court entered an order confirming the Company’s Plan of Reorganization. The Plan of Reorganization may become effective as early as 14 days following entry of the U.S. Bankruptcy Court order. However, during this 14-day period, dissenting parties may seek to appeal the U.S. Bankruptcy Court order confirming the Plan of Reorganization and file motions to stay effectiveness of the order pending any appeals. There can be no assurance that the order confirming the Plan of Reorganization will not be appealed, or that the Plan of Reorganization will become effective or that it will be implemented successfully. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time. Liabilities subject to compromise consist of the following:

	March 28, 2010	December 27, 2009
	(in thousands)	(in thousands)
Accounts payable and accrued liabilities	$608,297	$639,897
Accounts payable to related parties	109,941	109,941
Accrued compensation and benefits	14,844	16,138
Long-term debt	968,266	968,266
Capital lease obligations	15,640	18,861
Other long-term liabilities	364	3,166

Total liabilities subject to compromise	$1,717,352	$1,756,269

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

6. Stock-Based Compensation

Under the Plan of Reorganization and upon the Company’s emergence from the Chapter 11 Cases, Spansion Inc.’s outstanding equity securities, including all shares of Common Stock and options to purchase shares of Common Stock, will be cancelled.

Shares Available to Grant

The numbers of shares of Class A Common Stock available for grant at March 28, 2010 under the Spansion Inc. 2007 Equity Incentive Plan (the 2007 Plan), the Spansion Inc. 2005 Equity Incentive Plan (the 2005 Plan) and the Saifun Semiconductors Ltd. 2003 Employee Share Option Plan (the Saifun 2003 Plan) are shown in the following table:

Number of shares available for grant:
Shares reserved for grant (1)	12,126,424
Shares available under the 2007 Plan (transferred from the 2005 Plan)	2,389,257
Stock options granted through March 28, 2010, net of cancelled stock options	(3,832,741)
RSU awards granted through March 28, 2010, net of cancelled RSU awards	(979,580)

Shares available for grant under the 2007 Plan and Saifun 2003 Plan	9,703,360

(1)

The 12,126,424 shares reserved for grant consisted of 6,675,000 shares approved for grant under the 2007 Plan, 920,523 shares transferred from the 2005 Plan and 4,530,901 shares transferred from the Saifun 2003 Plan.

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense for the 2005 Plan, 2007 Plan, Saifun 2003 Plan, Saifun Semiconductor Ltd. 2001 Share Option Plan and Saifun Semiconductor Ltd. 1997 Share Option Plan (collectively, the Spansion and Saifun Equity Plans) by financial statement caption, resulting from the Company’s stock options and restricted stock unit (RSU) awards for the three months ended March 28, 2010 and March 29, 2009:

	Three Months Ended
	March 28, 2010	March 29, 2009
	(in thousands)
Cost of sales	$273	$1,383
Research and development	511	1,569
Sales, general and administrative	511	2,478

Stock-based compensation expense before income taxes	1,295	5,430

Income tax benefit (1)	—	—

Stock-based compensation expense after income taxes (1)	$1,295	$5,430

(1)

There is no income tax benefit related to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subject to a full valuation allowance.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

No stock options were granted in the three months ended March 28, 2010 and March 29, 2009, under the Spansion and Saifun Equity Plans.

As of March 28, 2010, the total unrecognized compensation cost related to unvested stock options and RSU awards under the Spansion and Saifun Equity Plans was approximately $10.3 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through the date of emergence from the Chapter 11 Cases. Upon effectiveness of and pursuant to the Plan of Reorganization, all outstanding options and RSU awards will be cancelled.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information under the Spansion and Saifun Equity Plans for the periods presented:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Shares	Price	(in years)	(in thousands)
Options:
Outstanding as of December 27, 2009	6,497,320	$5.42	4.77	$137
Granted	—
Cancelled	(901,417)	$8.32
Exercised	(123,909)	$—

Outstanding as of March 28, 2010 (1)	5,471,994	$5.19	4.42	$85

Exercisable as of March 28, 2010 (2)	3,725,413	$6.66	3.56	$36

(1)	The number of options outstanding as of March 28, 2010 includes 322,133 shares of options held by Spansion Japan employees.
(2)	The number of options exercisable as of March 28, 2010 includes 294,541 shares of options held by Spansion Japan employees.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.08 as of March 26, 2010, the last trading day prior to March 28, 2010, which would have been received by the stock option holders had all stock option holders exercised their in-the-money stock options as of that date.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

The following table summarizes RSU award activities and related information for the periods presented:

	Number of Shares	Weighted-Average Grant-date Fair Value

Restricted Stock Units:
Unvested as of December 27, 2009	956,933	$5.41
Granted	—	—
Cancelled	(250,142)	$5.18
Vested	(115,095)	$8.40

Unvested as of March 28, 2010 (1)	591,696	$4.92

(1)	The number of restricted stock units unvested as of March 28, 2010 includes 43,449 shares held by Spansion Japan employees.

7. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 28, 2010	March 29, 2009
	In thousands except for per-share amounts
Net income (loss)	$3,652	$(512,635)

Weighted-average shares—basic	162,403	161,283
Effect of dilutive potential common shares	12,068	—

Weighted-average shares—diluted	174,471	161,283

Net income (loss) per share—basic	$0.02	$(3.18)

Net income (loss) per share—diluted	$0.02	$(3.18)

Employee stock options, unvested restricted stock units, and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and unvested restricted stock units which is calculated based on the average share price for each fiscal period using the treasury stock method, as well as the effect of the Company’s Exchangeable Senior Subordinated Debentures. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The Company had 207,000 Exchangeable Senior Subordinated Debentures outstanding at March 28, 2010, with each debenture exchangeable into 56.7621 shares of the Company’s Class A Common Stock.

For the three months ended March 29, 2009, the Company excluded from its diluted per share computation approximately 22.8 million potential common shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon exchange of Spansion LLC’s Exchangeable Senior Subordinated Debentures because they had an anti-dilutive effect due to net loss recorded in the period.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

8. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Three Months Ended
	March 28, 2010	March 29, 2009
	(in thousands)
Net income (loss)	$3,652	$(512,635)
Net change in pension plan, net of taxes	—	123
Net change in cumulative translation adjustment	—	(25,073)
Net change in unrealized losses on marketable securities, net of $0 taxes	—	(273)

Total comprehensive income (loss)	$3,652	$(537,858)

9. Related Party Transactions

Spansion Japan

As discussed in Note 3, in the section entitled, “Basis of Presentation and Going Concern,” the Company does not include Spansion Japan in its consolidated financial statements after March 3, 2009, and, since that date, has accounted for its interest in Spansion Japan as a cost basis investment. Due to its 100 percent non-controlling ownership interest in Spansion Japan, the Company is treating Spansion Japan as a related party for financial reporting purposes.

On February 2, 2010, the Company entered into a foundry agreement with Spansion Japan whereby the Company will purchase from Spansion Japan (i) a minimum of 10 billion yen, or $108.0 million as of March 28, 2010, worth of wafers over the six quarters beginning with the first quarter of 2010 and ending with the second quarter of 2011 and (ii) minimum sort services of $7.7 million for the first quarter of 2010 and $8.9 million for each quarter from the second quarter of 2010 to the second quarter of 2011; with both sort services and wafer production subject to normal and customary foundry performance conditions. This agreement replaced an earlier foundry agreement whereby Spansion Japan manufactured wafers for the Company based on a five-quarter rolling production forecast and in exchange, the Company reimbursed Spansion Japan for its manufacturing cost, plus a surcharge of 6 percent. The earlier foundry agreement was rejected by the U.S. Bankruptcy Court on November 19, 2009 pursuant to a motion by the Company.

The following tables present the significant related party transactions between the Company and Spansion Japan for the three months ended March 28, 2010 and the period from March 3, 2009 through March 29, 2009, respectively:

	Three Months Ended	March 3, 2009 to
	March 28, 2010	March 29, 2009
	(in thousands)	(in thousands)
Sales to Spansion Japan	$54,209	$41,745
Wafer purchases from Spansion Japan	$54,728	$36,983
Payment to Spansion Japan for R&D services	$2,031	$2,058

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

The following table presents the account balances between the two companies as of March 28, 2010 and December 27, 2009, respectively:

	March 28, 2010	December 27, 2009
	(in thousands)	(in thousands)
Trade accounts receivable from Spansion Japan	$361,983	$366,602
Trade accounts payable to Spansion Japan	$308,010	$331,151
Deferred income on shipments to Spansion Japan	$8,936	$12,029

Fujitsu

Fujitsu Limited (Fujitsu) is a holder of greater than 10 percent of the Company’s voting securities as of March 28, 2010.

The Company did not have significant transactions and account balances directly with Fujitsu following the deconsolidation of Spansion Japan effective March 3, 2009. The following tables present the significant related party transactions between the Company and Fujitsu for the three months ended March 29, 2009.

Three Months Ended
March 29, 2009
(in thousands)
Net sales to Fujitsu	$50,208
Inventory and cost of sales:
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	11,617
Subcontract manufacturing and commercial die purchases from Fujitsu	569
Wafer purchases, processing and sort services from Fujitsu	6,096
Net gain recognized on sale of assets to Fujitsu on April 2, 2007	(3,075)
Reimbursement on costs of employees seconded to Fujitsu	(2,633)
Equipment rental income from Fujitsu	(186)
Administrative services income from Fujitsu	(68)

$12,320

Service fees to Fujitsu:
Sales, general and administrative	$110

10. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products. Changes in the Company’s liability for product warranty during the three months ended March 28, 2010 and March 29, 2009 are as follows:

	Three Months Ended	Three Months Ended
	March 28, 2010	March 29, 2009
	(in thousands)
Balance, beginning of period	$3,841	$1,489
Provision for warranties issued	933	923
Settlements	(125)	(172)
Changes in liability for pre-existing warranties during the period	(1,030)	(762)

Balance, end of period	$3,619	$1,478

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties, with whom it enters into contractual relationships, including customers, directors, lessors and other parties, with respect to certain matters, including specified losses arising from a breach of representations or covenants, third-party infringement claims or other claims. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision.

11. Debt and Capital Lease Obligations

The Company’s debt and capital lease obligations consist of:

	March 28, 2010	December 27, 2009
	(in thousands)
Debt obligations:
Senior Notes	$233,440	$233,440
Exchangeable Senior Subordinated Debentures	109,233	109,233
Senior Secured Floating Rate Notes	625,593	625,593
UBS Loan Secured by Auction Rate Securities	36,604	64,150
Senior Secured Term Loan	450,000	—
Obligations under capital leases	15,640	18,861

Total debt and capital lease obligations	1,470,510	1,051,277
Less: amount subject to compromise	983,906	987,127

Total debt and capital lease obligations not subject to compromise	486,604	64,150

Less: current portion	486,604	64,150

Long-term debt and capital lease obligations not subject to compromise	$—	$—

Under terms of the Senior Notes, Exchangeable Senior Subordinated Debentures and Senior Secured Floating Rate Notes, the Chapter 11 Cases constituted an event of default and all amounts outstanding under these facilities were accelerated and became immediately due and payable.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

New Debt and Capital Lease Obligations and Activities for the three months ended March 28, 2010

Bank of Switzerland (UBS AG) Loan Secured by Auction Rate Securities (ARS)

During the three months ended March 28, 2010, the Company made payments of $27.5 million on the UBS AG loan out of proceeds from the redemption of ARS. As of March 28, 2010, the Company had outstanding borrowings of approximately $36.6 million. This amount bears interest at approximately 1.3 % as of March 28, 2010.

Senior Secured Term Loan

On February 9, 2010, Spansion LLC, the wholly owned operating subsidiary of the Company, borrowed $450.0 million under its five-year Senior Secured Term Loan (the Term Loan). Funds from the Term Loan are held in escrow until the earlier of the Company’s emergence from the Chapter 11 Cases or the termination date which may be as soon as 60 days from the date of closing unless extended by the lenders. Proceeds from the Term Loan along with prepaid interest of $5.7 million for the first 60 days are recorded as restricted cash in the Company’s condensed consolidated balance sheet at March 28, 2010. In connection with the Term Loan, the Company incurred non-refundable financing points, fees to the arrangers and legal costs of approximately $12.0 million of which approximately $7.5 million is being amortized over the 60 day period ending on the date the lenders may first terminate the loan, and approximately $4.5 million, which represents fees that may be credited towards future financings if the Term Loan is terminated, is being amortized over the period through September 30, 2010, when the credit towards future financings expires. In addition, the Company is committed to pay the lenders approximately $10 million of financing fees upon the release of Term Loan funds from escrow and upon the Company’s emergence from the Chapter 11 Cases.

Interest on the Term Loan accrues at a rate per annum, reset quarterly, equal to the prime lending rate or the Federal Funds rate plus 0.50%, whichever is higher but not less than 3.00%, plus 4.50%. Alternatively, interest on the Term Loan may accrue at a rate per annum equal to the LIBOR or 2.00%, whichever is higher, plus 5.50%, and reset from one to twelve months by mutual agreement between borrower and lender. Interest is payable quarterly in arrears upon the Company’s emergence from the Chapter 11 Cases.

Upon emergence from the Chapter 11 Cases, the Term Loan will be secured by the assets of the Company including, among other items, a first priority lien on property, plant and equipment and inventory, and a second priority lien on account receivables and cash. Based on certain agreed upon thresholds, the Term Loan will require net cash proceeds from asset sales or other dispositions of property, extraordinary cash receipts, and other future cash flows to be used to prepay the outstanding balance of the loan. Voluntary prepayments of borrowings will be permitted in whole or in part, in minimum principal amounts to be agreed upon, at any time on or prior to February 9, 2011 at a price equal to 101% of the principal amount of such borrowings being prepaid plus all accrued and unpaid interest plus breakage costs, if any, and thereafter at any time without premium or penalty. Under the terms of the Term Loan and upon the Company’s emergence from the Chapter 11 Cases, the Company will be subject to a number of financial covenants beginning June 27, 2010, including a minimum consolidated interest coverage ratio of 3.75 to 1.0, a maximum leverage ratio of 2.50 to 1.0 until September 25, 2011 and a maximum leverage ratio of 2.0 to 1.0 thereafter, and maximum permitted capital expenditures of $75 million in 2010, $100 million in 2011 and $125 million in 2012, and each fiscal year thereafter. Any capital expenditure amount not expended in the fiscal year for which the Company is permitted may be carried over for expenditure in the succeeding fiscal year in an amount not to exceed $25 million in any fiscal year.

The proceeds of the Term Loan, together with cash proceeds from the Rights Offering and other sources of cash available to us, will be used as follows: (i) payment to fully discharge approximately $633 million of the claims of holders of the Senior Secured Floating Rate Notes, (ii) payment of Administrative Expense Claims and Priority Claims (each as defined in the Plan of Reorganization) and (iii) payment of fees and expenses related to the Term Loan. The Term Loan is classified as a current liability on the Company’s condensed consolidated balance sheet at March 28, 2010, because as of that date the Company had not emerged from the Chapter 11 Cases and the loan was to terminate on April 9, 2010, unless prior to that time the Company emerged from the Chapter 11 Cases or the loan was extended by the lenders. On April 9, 2010, the lenders extended the loan for an additional 30 days.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

Impact of Chapter 11 Cases

As discussed in Note 3, the accounting guidance for entities in Chapter 11 reorganization provides that interest expense should be reported only to the extent that it will be paid during the Chapter 11 Cases proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. On that basis, the Company ceased accruing interest as of the Petition Date (March 1, 2009) on its Senior Notes and Exchangeable Senior Subordinated Debentures. In addition, accretion of the discounted carrying value of the Exchangeable Senior Subordinated Debentures ceased on March 1, 2009. The Company continues to accrue interest on the Senior Secured Floating Rate Notes and the UBS loan secured by ARS. For the three months ended March 28, 2010, reported interest expense was $19.3 million while the contractual interest obligation was $30.0 million. Reported interest expense of $19.3 million consists primarily of approximately $5.3 million interest expense on the Senior Secured Floating Rate Notes, approximately $4.6 million interest expense on the Term Loan, and amortization of approximately $7.9 million of financing costs related to the Term Loan.

12. Income Taxes

The Company recorded income tax expenses of approximately $0.4 million in the three months ended March 28, 2010, as compared to an income tax expense of approximately $0.2 million in the three months ended March 29, 2009. The income tax expense recorded in the three months ended March 28, 2010 was primarily related to tax provisions in profitable foreign locations of $0.4 million. The income tax expense recorded in the three months ended March 29, 2009 was primarily related to tax provisions in profitable foreign locations of $0.2 million.

As of March 28, 2010, all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which at March 28, 2010, in management’s estimate, is not more likely than not to be achieved.

13. Fair Value

As of March 28, 2010 and December 27, 2009, the fair value measurements of the Company’s financial assets consisted of the following and which are categorized in the table below based upon the fair value hierarchy:

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	March 28, 2010				December 27, 2009
	(in thousands)
Money market funds	$—	$—	$—	$—	$20	$—	$—	$20
Auction rate securities	—	—	75,155	75,155	—	—	100,335	100,335
Put option	—	—	4,645	4,645	—	—	6,790	6,790

Total financial assets	$—	$—	$79,800	$79,800	$20	$—	$107,125	$107,145

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

The table below presents reconciliations for the Company’s Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 28, 2010 and March 29, 2009:

	Three Months Ended		Three Months Ended
	March 28, 2010		March 29, 2009
	Auction rate		Auction rate
	securities	Put option	securities	Put option
		(in thousands)
Balance, beginning of period	$100,335	$6,790	$94,014	$27,465
Transfer in	—	—	—	—
Redemptions at par	(27,325)	—	—	—
Change in fair value	2,145	(2,145)	10,834	(11,151)

Balance, end of period	$75,155	$4,645	$104,848	$16,314

The changes in the fair values of the ARS and put option are reflected as components of interest and other income (expense), net.

Auction Rate Securities and Put Option

At March 28, 2010, the Company held $75.2 million of ARS valued at fair value ($79.8 million at par) which are backed by student loans and substantially all of which are guaranteed by the U.S. government Federal Family Education Loan Program and which had credit ratings of AAA and Aaa. These ARS are classified within Level 3, given the failures in the auction markets subsequent to February 2008 and the lack of any correlation of these instruments to other observable market data. Therefore their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

In November 2008, the Company accepted an offer to participate in an ARS settlement from UBS, its broker, providing the Company the right, but not the obligation, to sell to UBS up to 100 percent of its ARS at par. The Company’s right to sell the ARS to UBS commencing June 30, 2010 through July 2, 2012 represents a put option for a payment equal to the par value of the ARS.

At March 28, 2010, there was insufficient observable ARS market information available to determine the fair value of the Company’s ARS investments. Therefore, the Company estimated the fair values of its ARS investments at March 28, 2010 using a discounted cash flow (DCF) methodology. Significant inputs used in the DCF models were the credit quality of the instruments, the percentage and the types of guarantees, the probability of the auction succeeding or the security being called prior to final maturity, and an illiquidity discount factor. The key assumptions used in the DCF analysis to determine the fair values as of March 28, 2010 were the discount factor to be applied and the period over which the cash flows would be expected to occur. The discount factor used was based on the three-month LIBOR (0.29 percent as of March 28, 2010) adjusted by 70 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of the valuation. In addition, the discount factor was incrementally adjusted for a liquidity discount of 125 bps to reflect the lack of an active market. The Company applied this discount factor over the expected life of the estimated cash flows of its ARS with projected interest income of 1.33 percent per annum. The projected interest income is based on a trailing 12-month average 91-day U.S. Treasury Bill Rate at 0.13 percent as of March 28, 2010 plus 120 bps, which is the average annual yield of the Company’s ARS assuming auctions continue to fail.

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

The Company used a DCF model to estimate the fair value of its put options as of March 28, 2010. The valuation model is based on the following key assumptions:

•	A discount rate based on the 12-month U.S. Treasury Bill Rate (0.15 percent as of March 28, 2010), adjusted by 45 bps to reflect the credit risk associated with the put option; and

•	An expected life of 3 months.

The fair value of the put option of $4.6 million and $6.8 million at March 28, 2010 and December 27, 2009, respectively, is reflected as a component of prepaid and other current assets and other assets at the respective dates. The put option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

14. Restructuring Charges

In the three months ended March 28, 2010, as part of its ongoing strategic effort to reduce costs and conserve cash, the Company eliminated regular and contract positions globally, through consolidations, attrition, and a reduction in regular, contract and temporary workers in manufacturing, engineering, management and administrative support functions.

Restructuring charges for the three months ended March 28, 2010 and March 29, 2009 were as follows:

	Three Months Ended	Three Months Ended
	March 28, 2010	March 29, 2009
	(in thousands)
Employee severance pay and benefits	$960	$21,213
Professional fees	201	2,626
Relocation of property, plant and equipment	78	103
Other	532	—

Cash settled restructuring charges	1,771	23,942
Depreciation and write-off fixed assets	4,204	—
Gain recognized on sale of Suzhou plant	(3,676)	—
Gain from sale of fixed assets	(2,202)	—
Other	(84)	—

Total restructuring charges	$13	$23,942

The following table summarizes the restructuring accrual activity for the three months ended March 28, 2010:

Three Months Ended
March 28, 2010
(in thousands)
Accrued restructuring balance, beginning of period	$11,954
Additional accruals for cash settled restructuring charges	1,771
Adjustments	21
Cash payments	(2,017)

Accrued restructuring balance, end of period	$11,729

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

The accrued restructuring balance was included in accrued compensation and benefits in the Company’s condensed consolidated balance sheets as of March 28, 2010 and December 27, 2009.

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

Liabilities Subject to Compromise

Liabilities subject to compromise in the Condensed Combined Debtor-in-Possession Balance Sheet are comprised of the following:

	March 28, 2010	December 27, 2009
	(in thousands)
Accounts payable and accrued liabilities	$608,297	$639,897
Accounts payable to related parties	109,941	109,941
Accounts payable to non-debtor subsidiaries	123,913	123,913
Accrued compensation and benefits	14,844	16,137
Long-term debt	968,266	968,266
Capital lease obligations	15,640	18,861
Other long-term liabilities	364	3,166

Liabilities subject to compromise	$1,841,265	$1,880,181

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

Spansion Inc.

Condensed Combined Debtor-in-Possession Statement of Operations

(Non-filed entities excluded from combined Debtors group)

(in thousands)

	Three months ended March 28, 2010	March 1, 2009 to March 29, 2009
Net sales	$221,848	$111,850
Net sales to related parties (Spansion Japan)	54,209	41,745

Total net sales	276,057	153,595

Cost of sales	195,408	159,171
Research and development	21,790	8,796
Sales, general and administrative	43,906	68,012
Restructuring charges	1,654	12,362

Operating income (loss) before reorganization items	13,299	(94,746)

Interest and other income (expense), net	(142)	451
Interest expense	(19,336)	(7,374)
Gain on deconsolidation of subsidiary	—	30,100

Loss before reorganization items, equity income and income taxes	(6,179)	(71,569)

Reorganization items	5,464	(360,006)
Equity income from non-Debtor subsidiaries	4,064	1,305

Income (loss) before income taxes	3,349	(430,270)

Benefit for income taxes	(303)	(504)

Net income (loss)	$3,652	$(429,766)

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

Spansion Inc.

Condensed Combined Debtor-in-Possession Balance Sheet

(Non-filed entities excluded from combined Debtors group)

(in thousands)

	March 28, 2010	December 27, 2009
Assets
Current assets:
Cash and cash equivalents	$320,082	$324,341
Auction rate securities	75,155	100,335
Accounts receivable	115,944	119,110
Accounts receivable from related parties	361,983	366,602
Accounts receivable from non-Debtor subsidiaries	31,024	36,670
Allowance for doubtful accounts	(59,333)	(54,908)

Accounts receivable, net	449,618	467,474
Inventories	124,842	121,722
Deferred income taxes	12,197	13,332
Restricted cash	531,516	—
Prepaid expenses and other current assets	21,033	45,966

Total current assets	1,534,443	1,073,170
Property, plant and equipment, net	236,778	256,694
Loan to non-Debtor subsidiary and accrued interest thereon	50,191	50,164
Investment in non-Debtor subsidiaries	143,016	133,327
Other assets	30,072	35,118

Total assets	$1,994,500	$1,548,473

Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise
Current liabilities:
Short term note	$36,604	$64,149
Senior secured term loan	450,000	—
Accounts payable	38,948	34,285
Accounts payable to related parties	198,069	221,211
Accounts payable to non-Debtor subsidiaries	26,768	18,010
Accrued compensation and benefits	21,054	18,321
Other accrued liabilities	96,341	108,510
Rights offering deposits	75,783	—
Deferred income on shipments	45,985	49,122

Total current liabilities	989,552	513,608
Deferred income taxes	12,270	13,405
Other long-term liabilities	4,355	4,682

Total liabilities not subject to compromise	1,006,177	531,695

Liabilities subject to compromise	1,841,265	1,880,182

Total liabilities	2,847,442	2,411,877
Stockholders’ deficit	(852,942)	(863,404)

Total liabilities and stockholders’ deficit	$1,994,500	$1,548,473

Spansion Inc.

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements-(Continued)

(Unaudited)

Spansion Inc.

Condensed Combined Debtor-in-Possession Statement of Cash Flows

(Non-filed entities excluded from combined Debtors group)

	Three Months ended March 28, 2010	March 1, 2009 to March 29, 2009
Net cash provided by operating activities	$743	$32,526
Net cash used by investing activities	(488,848)	(1,510)
Net cash provided (used) by financing activities	483,846	(2,136)

Net (decrease) increase in cash and cash equivalents	(4,259)	28,880
Cash and cash equivalents at the beginning of period	324,341	50,865

Cash and cash equivalents at end of period	$320,082	$79,745

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report as well as risks and uncertainties relating to our Creditor Protection Proceedings including with our ability to: stabilize the business to maximize the chances of preserving all or a portion of the enterprise; generate cash from operations and maintain adequate cash on hand; continue to maintain cash management arrangements; attract and retain customers or avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings; maintain market share, as competitors move to capitalize on customer concerns; retain or replace major suppliers on acceptable terms and avoid disruptions in our supply chain; maintain current relationships with reseller partners, joint venture partners and strategic alliance partners; retain and motivate key employees and attract new employees; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees; obtain court orders or approvals with respect to motions filed from time to time; prevent third parties from obtaining court orders or approvals that are contrary to our interests; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; successfully implement the Plan of Reorganization; obtain sufficient exit financing to support the Plan of Reorganization and satisfy the conditions to such financing; and realize full or fair value for any assets or business that may be divested as part of a reorganization. We also face risks and uncertainties associated with: our emergence from the Chapter 11 Cases; limitations on actions against any Debtor during the Chapter 11 Cases; the values, if any, that will be prescribed pursuant to the Plan of Reorganization to outstanding Spansion securities; the uncertainty of the existence of a trading market in our shares of common stock; claims not discharged in the Chapter 11 Cases and their effect on our results of operations and profitability; substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives and risks and uncertainties relating to our business including our ability to: narrow our strategic focus on the embedded portion of the of the Flash memory market in an effective and timely manner; improve our gross margins and continue to implement successfully our cost reduction efforts; control our operating expenses, particularly our sales, general and administrative costs; obtain additional financing in the future; obtain materials in support of our business at terms favorable to us; retain and expand our customer base in our focus markets, and retain and grow our share of business within our customer base; successfully introduce our next generation products to market in a timely manner; effectively and timely achieve volume production of our next generation products; increase market acceptance of our products based on our MirrorBit technology; penetrate further the Flash memory market with our high density products and expand the number of customers in emerging markets; successfully develop and transition to the latest technologies; develop our MirrorBit NAND, and MirrorBit Eclipse architectures, introduce new products based on these architectures, and achieve customer acceptance of these products; develop systems-level solutions that provide value to customers of our products; enter new markets not traditionally served by Flash memory; negotiate successfully patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; and effectively manage, operate and compete in the current sustained economic downturn and extraordinarily volatile market conditions effected in part by cautious capital spending by our customers as they face their own economic challenges. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

Overview

While the semiconductor industry has experienced improving conditions since the second quarter of 2009, our revenues have continued to decline through the first quarter of 2010. We believe there are two principal reasons. First, shortly after commencement of the Creditor Protection Proceedings we began exiting a large portion of the wireless market. Second, the uncertainty of the Creditor Protection Proceedings has caused us to lose market share with our embedded customers. Upon emergence from the Chapter 11 Cases, we believe both of these trends will improve. With respect to the wireless market, we believe that the portfolio adjustment period is now substantially complete, and wireless revenues are expected to stabilize at approximately our current first quarter levels. We also believe that the confirmation of the Plan of Reorganization and in connection with the Chapter 11 Cases will give us an opportunity to end and eventually reverse the trend of market share losses due to the uncertainty of the Chapter 11 Cases. Furthermore, we typically experience stronger demand in the second fiscal quarter than the first fiscal quarter.

Our revenues are likely to remain significantly below the levels we experienced before the Chapter 11 Cases due to our decision to exit large portions of the wireless market. We will, however, continue to benefit from the reduction in engineering and manufacturing expenses resulting from our actions in the Chapter 11 Cases. Once we emerge from the Chapter 11 Cases, our earnings should also benefit from the reduction of restructuring and reorganization expenses. Ultimately, we expect to achieve improved operating leverage and profitability as our revenues increase.

Creditor Protection Proceedings

On February 10, 2009, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan), filed a proceeding under the Corporate Reorganization Law of Japan to obtain protection from Spansion Japan’s creditors (Spansion Japan Proceeding). The Tokyo District Court approved the filing of the Spansion Japan Proceeding on March 3, 2009, and appointed the incumbent representative director of Spansion Japan as trustee.

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

Spansion Japan Deconsolidation

Effective March 3, 2009, we are no longer deemed to have control over Spansion Japan for financial reporting purposes. Prior to March 3, 2009, the results of Spansion Japan were included in our condensed consolidated financial statements, and subsequent to March 3, 2009, the results of Spansion Japan are not included in our condensed consolidated financial statements. Accordingly, our operating results for the quarter ended March 28, 2010, are not fully comparable to the quarter ended March 29, 2009.

Plan of Reorganization

On April 16, 2010, the U. S. Bankruptcy Court entered an order confirming our Plan of Reorganization. The Plan of Reorganization may become effective as early as 14 days following entry of the U.S. Bankruptcy Court order. However, during this 14-day period, dissenting parties may seek to appeal the U.S. Bankruptcy Court order confirming the Plan of Reorganization and file motions to stay effectiveness of the order pending any appeals. We cannot provide any assurance that the order confirming the Plan of Reorganization will not be appealed, or that the Plan of Reorganization will become effective or that it will be implemented successfully.

Under the Plan of Reorganization, the Debtors will be reorganized (Reorganized Debtors) through the consummation of several transactions in which new securities of the Reorganized Debtors will be issued to satisfy creditor claims and provide working capital to fund operations. These transactions include:

•	the distribution of cash raised through the rights offering and financing transactions;

•	the cancellation of Spansion Inc.’s outstanding equity securities, including all shares of Common Stock and options to purchase shares of Common Stock;

•	the distribution of New Common Stock to holders of general unsecured claims; and

•	the retention of the assets of the Debtors in the Reorganized Debtors.

Pursuant to the Plan of Reorganization, the holders of allowed claims were offered the right to purchase a total of 12,974,496 shares of our New Common Stock upon emergence from the Chapter 11 Cases at a price of $8.43 per share (Rights Offering). The number of shares available to each eligible claimant is based on each claimant’s proportionate allowed claim. In connection with the Rights Offering, we entered into a Backstop Rights Purchase Agreement with Silver Lake Sumeru Fund, L.P. (Silver Lake) whereby Silver Lake committed to purchase the balance of Rights Offering shares not otherwise subscribed for by the Rights Offering participants. As of March 28, 2010, approximately $109.4 million have been committed to purchase the entire Rights Offering, of which $75.8 million has been received and resides in a segregated Company bank account and the remaining balance resides in escrow accounts that will be released to the Company upon emergence from the Chapter 11 Cases. The $75.8 million received was recorded as restricted cash with the related deposit recorded as a current liability on our condensed consolidated balance sheet at March 28, 2010.

On February 9, 2010, we closed a $450 million five-year Senior Secured Term Loan agreement (Term Loan) with a group of lenders. Funds from the Term Loan are held in escrow until the earlier of our emergence from the Chapter 11 Cases or the termination date which may be as soon as 60 days from the date of closing unless extended by the lenders. Proceeds from the Term Loan along with prepaid interest for the first 60 days are recorded as restricted cash in our condensed consolidated balance sheet at March 28, 2010. Upon emergence from the Chapter 11 Cases, the Term Loan will be secured by our assets including a first lien on property, plant and equipment and inventory, and a second priority lien on accounts receivables and cash. The Term Loan is subject to a number of financial and other covenants as discussed in Note 11 to the condensed consolidated financial statements.

The proceeds of the Term Loan, together with cash proceeds from the Rights Offering and other sources of cash available to us, will be used as follows: (i) payment to fully discharge approximately $633 million of the claims of holders of the Senior Secured Floating Rate Notes, (ii) payment of Administrative Expense Claims and Priority Claims (each as defined in the Plan of Reorganization) and (iii) payment of fees and expenses related to the Term Loan.

We have entered into an agreement with Bank of America and other financial institutions for a post-bankruptcy senior revolving credit facility (Revolving Credit Facility) in an aggregate amount of up to $65 million to fund bankruptcy expenses and ongoing working capital. Available amounts for borrowing under the Revolving Credit Facility are limited to 85 percent of eligible accounts receivable. Funding is subject to a number of conditions, including a minimum liquidity level of $100 million comprised of the sum of unrestricted cash and cash equivalents and the borrowing base minus the principal balance of all Revolving Credit Facility loans, and our emergence from the Chapter 11 Cases. The Revolving Credit Facility is subject to a number of covenants including fixed charge ratio coverage of 1.00 to 1.00.

The Plan of Reorganization assumes that allowed claims will range from approximately $1.6 billion to approximately $2.1 billion after completion of the claims objection, reconciliation and resolution process. As of March 28, 2010, we accrued expected allowed claims totaling approximately $1.7 billion classified as liabilities subject to compromise in the accompanying condensed consolidated financial statements. In addition to the range specified above and the amount accrued, on March 12, 2010, Spansion Japan filed an amended general unsecured proof of claim in the U.S. Bankruptcy Court asserting that it has been damaged in the amount of approximately $936 million as a result of the November 19, 2009 foundry agreement rejection order discussed below. If the expected amount of allowed claims increases over the amount currently accrued, we will record additional reorganization expense in the period of such determination. Because disputed claims have not yet been finally adjudicated, we cannot assure you that actual recoveries to creditors and interest holders will not be materially higher or lower than as set forth in the Plan of Reorganization.

Business Relationship with Spansion Japan and Foundry Agreement

Spansion Japan is managed by a trustee appointed by the Tokyo District Court and subject to the general supervision of the Tokyo District Court. As a result, beginning March 3, 2009, the financial results of Spansion Japan are no longer included in our consolidated financial results.

Spansion Japan has continued to facilitate distribution of our products in Japan, manufacture and supply sorted and unsorted silicon wafers for us, and provide sort services to us. The wafers purchased from Spansion Japan are a material component of our cost of goods sold, and historically the wafer prices were governed by a foundry agreement. We believe that the prices under the foundry agreement greatly exceeded the amounts that the U.S. Bankruptcy Court would have required us to pay for wafers purchased during the period from February 9, 2009 through October 27, 2009 (the date when we and Spansion Japan mutually agreed to pricing terms through executed purchase orders).

As a result of unsuccessful efforts by us to renegotiate the prices under the foundry agreement, we filed a motion with the U.S. Bankruptcy Court in October 2009 to reject the foundry agreement. An order rejecting the foundry agreement was issued by the U.S. Bankruptcy Court on November 19, 2009. As a result, there was no valid contract establishing pricing for the wafers we received from Spansion Japan from February 9, 2009 through October 27, 2009 (Disputed Period).

On January 8, 2010, we reached an agreement in principle (the Settlement) with Spansion Japan to: (i) acquire Spansion Japan’s distribution business; (ii) obtain foundry services, including wafer and sort services, from Spansion Japan; and (iii) resolve our dispute with Spansion Japan relating to pricing of wafers purchased during the Disputed Period. The Settlement remains subject to the completion of definitive agreements and our emergence from the Chapter 11 Cases. On January 29, 2010, the U.S. Bankruptcy Court and on February 1, 2010, the Tokyo District Court approved the Settlement.

On February 2, 2010 we and Spansion Japan entered into a foundry agreement whereby we will purchase from Spansion Japan (i) a minimum of 10 billion yen (equivalent to $108.0 million as of March 28, 2010) worth of wafers over the six quarters beginning with the first quarter of 2010 and ending with the second quarter of 2011 and (ii) minimum sort services of $7.7 million for the first quarter of 2010 and $8.9 million for each quarter from the second quarter of 2010 to the second quarter of 2011; with both sort services and wafer production to be subject to normal and customary foundry performance conditions.

We expect the remaining definitive agreements implementing the Settlement to be executed in the second quarter of 2010 and upon our emergence from the Chapter 11 Cases. The definitive agreements are expected to provide for, among other things, the following material terms:

•	Payment to Spansion Japan of approximately $45 million during fiscal 2010;

•	The purchase of Spansion Japan’s distribution business located in Kawasaki, Japan for approximately $12.5 million;

•

The claims of the Debtors against Spansion Japan arising prior to February 9, 2009 will be deemed allowed unsecured non-priority claims in the Spansion Japan’s corporate reorganization proceeding, but the Debtors will not be entitled to receive any distribution on account of such claims;

•

Spansion Japan shall retain its rejection damage claims against the Debtors in respect of the rejection of the Foundry Agreement (described below), which damage claims can be offset by the difference between our prepetition claim against Spansion Japan and its prepetition claim against us; and

•	All other claims of Spansion Japan and the Debtors against each other shall be expunged, released and satisfied.

On March 12, 2010, Spansion Japan filed an amended general unsecured proof of claim in the U.S. Bankruptcy Court asserting that it has been damaged in the amount of approximately $936 million as a result of the November 19, 2009 foundry agreement rejection order. We believe that we have strong defenses to the amount of Spansion Japan’s proof of claim and intend to vigorously contest this matter. Under our Plan of Reorganization, if the U.S. Bankruptcy Court were to allow such claim it would be as a general unsecured claim in Class 5B of the Company’s Plan of Reorganization and Spansion Japan would be entitled, at most, to its pro-rata distribution of New Common Stock.

Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements have been prepared using the same U.S. GAAP and the same rules and regulations of the SEC as applied by us prior to the filing of the Chapter 11 Cases. The condensed consolidated financial statements continue to be prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The Chapter 11 Cases have provided us with a period of time to stabilize our current operations and financial condition and develop the Plan of Reorganization, which incorporates our current business strategy focused on the market for embedded applications and licensing of our intellectual property portfolio. This Plan of Reorganization does not contemplate liquidation of Spansion. Accordingly, we believe that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of Chapter 11 Cases; therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, it is not possible to predict whether the actions taken in the Plan of Reorganization or any other reorganization will result in improvements to our financial condition sufficient to allow us to continue as a going concern. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings. Further, an amendment to the Plan of Reorganization prior to our emergence from the Chapter 11 Cases could materially change the carrying amounts and classifications reported in the consolidated financial statements of future filings.

The accompanying condensed consolidated financial statements reflect the accounting, presentation and disclosure requirements for companies in reorganization under the U.S. Bankruptcy Code. Accordingly, liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheet. The ultimate amount of and settlement terms for our pre-petition liabilities are dependent on the outcome of Chapter 11 Cases and, accordingly, are not presently determinable. Professional fees associated with the Chapter 11 Cases and certain gains and losses resulting from reorganization of our business have been reported separately as reorganization items. In addition, interest expense has been reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed priority, secured, or unsecured claim under the Chapter 11 Cases. Interest income earned during the Chapter 11 Cases is reported as a reorganization item.

Furthermore, effective as of March 3, 2009, the Company deconsolidated Spansion Japan because, despite its 100 percent equity ownership interest, the Company no longer controls Spansion Japan due to the appointment of a trustee in the Spansion Japan Proceeding. Since March 3, 2009, the Company has accounted for its interest in Spansion Japan as a cost basis investment. Transactions between the Company and Spansion Japan after March 3, 2009, have been reflected as transactions with a third party.

With the exception of Spansion Japan as described above, the condensed consolidated financial statements include all of our accounts and those of our wholly owned subsidiaries, and all intercompany accounts and transactions have been eliminated.

Reporting Requirements

As a result of Chapter 11 Cases, we are periodically required to file various documents with, and provide certain information to, the U.S. Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials were prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited and prepared in a format different from that used in our consolidated financial statements filed under the securities laws and regulations. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the U.S. Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

Fresh Start Accounting

Upon emergence from the Chapter 11 Cases, we will implement the Plan of Reorganization and, in accordance with U.S. GAAP, we will apply fresh start accounting, which will entail the revaluation of our assets and liabilities to their estimated fair values as of the date of emergence. As a result, we anticipate the balance sheet upon emergence to be significantly different from the balance sheet as of March 28, 2010. For example, fresh start accounting will include the accounting for the cancellation of existing debt and equity plans, implementation of new debt and new equity plans, elimination of the accumulated deficit, reduction of pre-petition liabilities, establishing a new cost basis for fixed assets including the elimination of accumulated depreciation, establishing valuation and recognition of intangible assets that are not currently reported and possible inventory revaluation adjustments. In addition, our operational results for the reporting period in which we emerge from the Chapter 11 Cases will be split into predecessor and successor accounting periods. We anticipate reporting a significant reorganization gain in the predecessor period as a result of the reduction of pre-petition liabilities. Changes in the fair values of other assets and liabilities due to fresh start accounting will also be reflected in the predecessor income statement. The successor period statements of operations will, therefore, reflect the operational results post-emergence from bankruptcy, including, for example, the effects of accounting for intangible assets identified in the application of fresh start accounting.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our net sales, inventories, asset impairments, stock-based compensation expense, and income taxes. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. As a result of the Chapter 11 Cases, the realization of assets and liquidation of liabilities are subject to uncertainty. We expect that our emergence from the Chapter 11 Cases will materially change the amounts and classifications reported in the condensed consolidated financial statements in future filings.

Our critical accounting policies incorporate our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements and are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

Results of Operations

Comparison of Net Sales, Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Income Tax Provision

The following is a summary of operating results for the three months ended March 28, 2010 and March 29, 2009.

	Three Months Ended
	March 28, 2010	March 29, 2009	Variance in Dollars	Variance in Percent
	(in thousands, except for percentages)
Total net sales	$277,337	$399,628	$(122,291)	-31%
Cost of sales	189,120	383,035	(193,915)	-51%
Gross margin	32%	4%
Research and development	22,953	44,746	(21,793)	-49%
Sales, general and administrative	47,608	104,029	(56,421)	-54%
Restructuring charges	13	23,942	(23,929)	-100%
Operating income (loss)	17,643	(156,124)	173,767	-111%
Gain on deconsolidation of subsidiary	—	30,100	(30,100)	-100%
Interest and other income, net	286	480	(194)	-40%
Interest expense	(19,336)	(24,466)	5,130	-21%
Reorganization items	5,464	(362,457)	367,921	-102%
Income tax provision	(405)	(168)	(237)	141%

Total Net Sales

Total net sales for the three months ended March 28, 2010 decreased by approximately 31 percent compared to total net sales for the three months ended March 29, 2009. The decrease in total net sales was primarily attributable to an approximately 24 percent decrease in unit shipments and an approximately nine percent decline in average selling prices (ASPs). The decrease in unit shipments was primarily due to our decision to exit large portions of the wireless market and, to a lesser extent, a reduction in market share resulting from our bankruptcy filing. The decrease in ASPs was primarily the result of a product mix shift and price declines in the overall semiconductor memory market.

Gross Margin

Our gross margin increased 28 percentage points for the three months ended March 28, 2010, compared to the corresponding period in fiscal 2009. The increase in gross margin was primarily due to an increase in factory utilization following the temporary shutdown of operations in the first quarter of fiscal 2009, a reduction in facility overhead due to the deconsolidation of Spansion Japan, closure of the Penang final manufacturing operation and the sale of the Suzhou plant, and a product mix shift from wireless to embedded products which are higher margin products.

Research and Development

Research and development (R&D) expenses for the three months ended March 28, 2010 decreased by 49 percent, as compared to the corresponding period in fiscal 2009. The decrease in R&D expense was primarily due to: (i) savings of approximately $6.1 million in labor costs; (ii) a combined decrease of approximately $10.5 million in building expense, repair and maintenance, outside services and other operational expenses; and (iii) a decrease of approximately $5.3 million in depreciation expense resulting from a write-down of fixed assets. These cost reductions were due to the company’s decisions to close the Sub-micron Development Center and exit large portions of the wireless market.

Sales, General and Administrative

Sales, general and administrative (SG&A) expense for the three months ended March 28, 2010 decreased by 54 percent, compared to the corresponding period in fiscal 2009. The decrease in SG&A expense was primarily due to: (i) decreases in provisions for litigation and other related matters of approximately $35.7 million and for doubtful accounts of approximately $12.1 million; (ii) savings of approximately $5.4 million in labor costs; and (iii) the elimination of SG&A expenses attributable to Spansion Japan as a result of deconsolidation of Spansion Japan on March 3, 2009. We incurred approximately $4.3 million of Spansion Japan SG&A expenses for the first two months of fiscal 2009 before deconsolidation whereas we incurred no such expenses in the first quarter of fiscal 2010.

These decreases were partially offset by an increase of approximately $3.8 million in accrued bonuses, primarily related to our estimated performance-based 2010 bonus plan payouts.

Restructuring Charges

Restructuring charges in the three months ended March 28, 2010 include approximately $1.8 million of cash payment mainly for employee severance pay and benefits and professional fee, approximately $4.2 million of depreciation and write-off of fixed assets, offset by approximately $3.7 million of gain recognized on sale of Suzhou plant, and approximately $2.2 million of gain from sale of fixed assets. Restructuring charges in the three months ended March 29, 2009 consist of approximately $23.9 million cash charges associated with termination benefits as a result of workforce reduction implemented in the first quarter of fiscal 2009.

Gain on Deconsolidation of Subsidiary

As disclosed above and in Note 3 to our Condensed Consolidated Financial Statements, effective March 3, 2009, we deconsolidated Spansion Japan and recognized a one-time gain of approximately $30.1 million for the three months ended March 29, 2009, which represents the difference between the carrying value of our investment in Spansion Japan immediately before deconsolidation (100 percent of Spansion Japan’s stockholder’s deficit) and the estimated fair value of our retained non-controlling interest in Spansion Japan (zero). We did not have a similar gain during the corresponding period in fiscal 2010.

Interest and Other Income, Net

Interest and other income, net, decreased by approximately $0.2 million for the three months ended March 28, 2010, compared to the corresponding period in fiscal 2009 mainly due to a decrease in our average investment portfolio yield combined with a decrease of approximately $25.2 million in our investment in the ARS.

Interest Expense

We recognize interest expense during the Chapter 11 Cases only to the extent that it will be paid during the proceeding or that it is probable it will be an allowed priority, secured or unsecured claim. Interest expense decreased by approximately $5.1 million for the three months ended March 28, 2010, compared to the corresponding period in fiscal 2009, primarily due to:

(i)	a decrease of approximately $7.1 million in interest expense for Senior Notes and Exchangeable Senior Subordinated Debentures as interest expense on these obligations was accrued only through the Petition Date as a result of the Chapter 11 Cases;

(ii)	a decrease of approximately $3.6 million in interest expense for Floating Rate Notes due to decrease in interest rate from 5.33% in the first quarter of fiscal 2009 to 3.38% in the first quarter of fiscal 2010;

(iii)	a decrease of approximately $3.4 million in interest expense due to capital lease rejections as a result of reorganization efforts and the cessation of amortization of debt discount and financing costs since the Petition Date in accordance with the accounting guidance for entities in reorganization; and

(iv)	a decrease of approximately $2.2 million in interest expense as a result of the deconsolidation of Spansion Japan effective March 3, 2009.

The overall decrease was partially offset by increases due to the following:

(i)	amortization of financing costs of approximately $7.9 million on the Term Loan and

(ii)	interest expense of approximately $4.6 million on the Term Loan.

The average interest rate on our debt portfolio was 4.2 percent in the three months ended March 28, 2010, compared to 5.0 percent in the corresponding period in fiscal 2009.

Reorganization Items

Reorganization items of approximately $5.5 million for the three months ended March 28, 2010 primarily consist of a gain of approximately $22.5 million resulting from approved settlement of rejected capital leases and various license agreements partially offset by professional and service fees of approximately $17.2 million. Reorganization items of approximately $362.5 million for the three months ended March 29, 2009 primarily consisted of a provision for expected allowed claims of approximately $355.3 million, and professional fees of approximately $7.2 million. The provision for expected allowed claims represents our estimate of the expected allowed claims related primarily to the rejection or repudiation of leases and other executory contracts and the effects of approved settlements during the three months ended March 28, 2010 and March 29, 2009.

As disclosed above, the U.S. Bankruptcy Court has confirmed our Plan of Reorganization, which establishes the liability amounts that will be allowed for claims. The Plan of Reorganization may become effective as early as 14 days following entry of the U.S. Bankruptcy Court order. However, during this 14-day period, dissenting parties may seek to appeal the U.S. Bankruptcy Court order confirming the Plan of Reorganization and file motions to stay effectiveness of the order pending any appeals. There are no assurances that the order confirming the Plan of Reorganization will not be appealed, or that the Plan of Reorganization will become effective. If the Plan of Reorganization is not consummated, our estimates of the expected allowed claims could change and, if needed, we will make adjustments to the liabilities recorded on our interim or annual financial statements as appropriate. Any such adjustments could be material to our financial position or results of operations in any given period. Subsequent to emergence from the Chapter 11 Cases, adjustments to our pre-petition liabilities will not impact our assets or liabilities.

Income Tax Provision

The income tax expense of approximately $0.4 million in the three months ended March 28, 2010 and $0.2 million in the three months ended March 29, 2009 were primarily related to tax provisions in profitable foreign locations.

As of March 28, 2010, all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The realization of these assets is dependent on substantial future taxable income which at March 28, 2010, in management’s estimate, is not more likely than not to be achieved.

Other Items

As of March 28, 2010, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $10.3 million after reduction for estimated forfeitures, and such stock options and RSU awards currently vest ratably through the date we emerge from the Chapter 11 cases.

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of March 28, 2010 and December 27, 2009 are as follows:

	March 28, 2010	December 27, 2009
	(in thousands)
Deferred revenue	$74,871	$90,465
Less: deferred costs of sales	(28,886)	(36,308)

Deferred income on shipments (1)	$45,985	$54,157

(1)

The deferred income of $54.8 million and $63.0 million on the consolidated balance sheet as of March 28, 2010 and December 27, 2009, respectively, included $8.8 million and $8.8 million of deferred revenue related to licensing revenue that was excluded in the table above.

Contractual Obligations

The following table summarizes our contractual obligations at March 28, 2010. The table is supplemented by the discussion following the table. Contractual obligations associated with long-term debt and interest payments are expected to change significantly as a result of the emergence from the Chapter 11 Cases.

	Total	2010	2011	2012	2013	2014	2015 and Beyond
	(in thousands)
Long-term debt, subject to compromise:
Senior Secured Floating Rate Notes	$625,000	$625,000	$—	$—	$—	$—	$—
Senior Notes	250,000	250,000	—	—	—	—	—
Exchangeable Senior Subordinated Debentures	207,000	207,000	—	—	—	—	—

Short-term debt, not subject to compromise:
Senior Secured Term Loan	450,000	450,000	—	—	—	—	—
UBS loan secured by auction rate securities	36,604	36,604	—	—	—	—	—
Capital lease obligations, subject to compromise	15,640	8,927	6,713	—	—	—	—
Other long term liabilities (2)	9,661	3,125	4,120	2,416	—	—	—
Operating leases	5,545	3,262	2,078	205	—	—	—
Purchase commitments (1)	173,977	111,142	60,186	2,649	—	—	—

Total contractual obligations (3)	$1,773,427	$1,695,060	$73,097	$5,270	$—	$—	$—

(1)	Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are related principally to inventory and other items. Purchase commitments exclude agreements that are cancelable without penalty.
(2)	The other long term liabilities represent payment commitments under long term software license agreements with vendors.
(3)	Total contractual obligations exclude interest payments of approximately $4.7 million per quarter on the Senior Secured Floating Rate Notes that continues to be paid until emergence from the Chapter 11 Cases.

Liquidity and Capital Resources

Cash Requirements

As a result of the Creditor Protection Proceedings, cash in our various consolidated entities is generally available to fund operations in their respective jurisdictions, but generally is not available to be freely transferred to or among subsidiaries other than in the normal course of intercompany trade and pursuant to specific agreements approved by the U.S. Bankruptcy Court.

Since the Chapter 11 Cases filing on March 1, 2009, we have maintained our cash management system and minimized disruption to our operations, pursuant to various U.S. Bankruptcy Court approvals obtained in connection with the Chapter 11 Cases. Among other things, we received approval to continue paying employee wages and certain benefits in the ordinary course of business, pay certain trade vendor claims, pay certain contractors in satisfaction of liens or other interests, and continue honoring customer program obligations.

We commenced a number of restructuring activities to ultimately achieve positive cash flow by exiting unprofitable markets and realigning our business to support a refined target market of Flash memory applications. We also conducted reviews of our real estate and other property leases, equipment leases and agreements, supplier and customer contracts and general discretionary spending with the goal of achieving further cash savings through renegotiation or cancellation of certain contracts.

Our cash totaled $321.2 million at March 28, 2010 as compared to $324.9 million at December 27, 2009. The majority of our consolidated cash is held by Spansion LLC. Pursuant to our Plan of Reorganization, we have arranged financing in the form of the Term Loan, the Rights Offering and the Revolving Credit Facility to satisfy pre-petition creditor claims and provide for ongoing working capital. As of March 28, 2010, we had restricted cash from the Term Loan and the Rights Offering of approximately $525.8 million. Our ability to use this restricted cash and access further funds through our Revolving Credit Facility are subject to the satisfaction of a number of conditions, including our emergence from the Chapter 11 Cases. The proceeds of the Term Loan, together with cash proceeds from the Rights Offering and other sources of cash available to us, will be used as follows: (i) payment to fully discharge approximately $633 million of claims of holders of the Senior Secured Floating Rate Notes; (ii) payment of Administrative Expense Claims and Priority Claims (each as defined in the Plan of Reorganization); and (iii) payment of fees and expenses related to the Term Loan.

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our emergence of the Chapter 11 Cases and the implementation of the Plan of Reorganization. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain U.S. Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others whom we may conduct or seek to conduct business. In addition, there is no assurance that (i) we will be able to maintain our current cash management system, (ii) we will generate sufficient cash to fund our operations during this process or (iii) that we will be able to access any alternative financing on acceptable terms or at all.

Sources and Uses of Cash

Our cash consisted of demand deposits and totaled approximately $321.2 million as of March 28, 2010.

Operating Activities

Net cash provided by operations was approximately $1.5 million during the three months ended March 28, 2010, primarily due to net income of approximately $3.7 million and net non-cash items of approximately $11.1 million, offset by the net decrease in operating assets and liabilities of approximately $13.3 million. Net non-cash items primarily consisted of approximately $27.8 million of depreciation and amortization, approximately $5.6 million increase in allowance for doubtful accounts, approximately $1.3 million of stock compensation costs, and approximately $1.1 million of loss on sale and disposal of fixed assets, offset by non-cash gain of approximately $22.5 million from write-off of rejected capital lease and various license agreements, and non-cash gain of $3.7 million from sale of the Suzhou plant.

Investing Activities

Net cash used by investing activities was approximately $489.1 million in the three months ended March 28, 2010, primarily due to an increase of approximately $531.5 million in restricted cash from the Term Loan and prepaid interest thereon, and the Rights Offering, which we cannot use until we emerge from the Chapter 11 Cases. In addition, there was approximately $8.5 million of capital expenditures used to purchase property, plant and equipment. The increase was partially offset by approximately $27.3 million of proceeds from the redemption of ARS, approximately $18.7 million of proceeds from sale of the Suzhou plant, and approximately $4.9 million from sale of other property, plant and equipment.

Financing Activities

Net cash provided by financing activities was approximately $483.8 million in the three months ended March 28, 2010, primarily due to approximately $438.0 million from the Term Loan net of issuance costs and approximately $75.8 million from the Rights Offering, offset by payments of approximately $30.0 million on debt and capital lease.

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

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009. We experienced no significant changes in market risk during the three months ended March 28, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended March 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a complete description of the procedural history of each of the legal proceedings referred to below, please refer to our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

Tessera ITC Action

Oral arguments for the appeal in the Federal Circuit are scheduled to be heard May 7, 2010.

Tessera District Court Case

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

There is also a related proceeding in the Bankruptcy Court regarding an estimation of damages, for the time period commencing on March 1, 2009, sought by Tessera related to the District Court case. There was a Claims Estimation proceeding hearing on this matter on January 29, 2010 before the Bankruptcy Court and on February 8, 2010, the Court estimated damages for the time period in question to be $4,232,986.13.

There is also a related proceeding in the Bankruptcy Court regarding an estimation of damages, for the time period prior to March 1, 2009. No estimation has yet been determined in this proceeding. On April 23, 2010, the Bankruptcy Court issued an Order regarding certain discovery in connection with this proceeding.

Fast Memory Erase LLC v. Spansion Inc., et al.

The U.S. Patent and Trademark Office issued a second Office Action in the ex parte reexamination for the ’608 patent on March 30, 2010. The Examiner made the second Office Action final. Several claims of the ‘608 patent, including the claims asserted against Spansion, were rejected as being anticipated by certain prior art, and certain other dependent claims were objected to as being dependent upon a rejected base claim, but the Examiner also indicated that the objected-to claims would be allowable if rewritten in independent form including all of the limitations of the base claim and any intervening claims.

On April 12, 2010, the U.S. District Court for the Northern District of Texas issued an Order requesting a joint status report by April 26, 2010 advising the court whether or not the stay should be lifted in light of the second Office Action issued by the PTO. On April 26, 2010 a joint status report pursuant to the Order was filed.

Samsung ITC Investigation

United States Patent Nos. 6,380,029 and 6,080,639 have been voluntarily dismissed from the proceeding.

Samsung v. Spansion Japan Ltd.

A technical hearing was held on December 18, 2009, and a subsequent hearing was held January 28, 2010.

Samsung v. Spansion ITC Investigation

On March 17, 2010, the Administrative Law Judge (ALJ) issued an Order setting a target date for completion of the Investigation on June 28, 2011. On March 23, 2010, the ALJ issued an Order scheduling a hearing in the Investigation from December 6-17, 2010. The stay of the Investigation will be lifted on April 30, 2010.

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

Risks Related to the Creditor Protection Proceedings

On February 10, 2009, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan), filed a proceeding under the Corporate Reorganization Law (Kaisha Kosei Ho) of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding). The Tokyo District Court approved the filing of the Spansion Japan Proceeding on March 3, 2009 (the Commencement Date), and appointed the incumbent representative director of Spansion Japan as trustee. On March 1, 2009 (the Petition Date), Spansion Inc., Spansion LLC, Spansion Technology LLC, Spansion International, Inc. and Cerium Laboratories LLC each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the Chapter 11 Cases, together with the Spansion Japan Proceeding, the Creditor Protection Proceedings). The following risks relate to the Creditor Protection Proceedings.

We will be materially adversely affected if the Plan of Reorganization does not become effective or is not implemented successfully.

On April 16, 2010, the U.S. Bankruptcy Court entered an order confirming our Plan of Reorganization. The Plan of Reorganization may become effective as early as 14 days following entry of the U.S. Bankruptcy Court order. However, during this 14-day period, dissenting parties may seek to appeal the U.S. Bankruptcy Court order confirming the Plan of Reorganization and file motions to stay effectiveness of the order pending any appeals. We cannot assure that the order confirming the Plan of Reorganization will not be appealed, or that the Plan of Reorganization will become effective or that it will be implemented successfully. A failure to obtain the effectiveness of, or failure to successfully implement, the Plan of Reorganization could lead to the liquidation of all of our assets.

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

For the duration of the Chapter 11 Cases, our business, operations and financial position will be subject to the risks and uncertainties associated with such proceedings. These risks, without limitation and in addition to the risks otherwise noted in this Report, include:

Strategic risks, including risks associated with our ability to:

•	stabilize the business to maximize the chances of preserving all or a portion of the enterprise;

•	successfully focus on and pursue the embedded portion of the Flash memory market;

•	resolve ongoing issues with creditors and other third parties whose interests may differ from ours;

•	achieve effectiveness of the Plan of Reorganization; and

•	successfully implement the Plan of Reorganization.

Financial risks, including risks associated with our ability to:

•	generate cash from operations and maintain adequate available cash;

•

continue to maintain currently approved intercompany lending and transfer pricing arrangements and ongoing deployment of cash resources throughout our company and subsidiaries in connection with ordinary course intercompany trade obligations and requirements;

•	continue to maintain our cash management arrangements; and

•	maintain research and development investments.

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

•

transfer wafer production capacity in-house or to a third-party foundry, or to find alternative methods of distributing and selling our products, in the event that Spansion Japan is not successful in, or has difficulties in reorganizing;

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

Because of these risks and uncertainties, we cannot predict the ultimate outcome of the restructuring process, or predict or quantify the potential impact on our business, financial condition or results of operations. The Chapter 11 Cases provide us with a period of time to attempt to stabilize our operations and financial condition and develop the Plan of Reorganization. It is not possible to predict the outcome of the Chapter 11 Cases and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. Our independent registered public accounting firm has included a going-concern explanatory paragraph in its report on our consolidated financial statements for the year ended December 27, 2009.

Our continuation as a going concern is dependent upon, among other things, our ability to obtain effectiveness of, and implement, the Plan of Reorganization; generate cash from operations, maintain adequate cash on hand during the Creditor Protection Proceedings and thereafter; resolve ongoing issues with creditors and other third parties; and achieve profitability. Even assuming a successful emergence from the Chapter 11 Cases, we cannot assure you as to the overall long-term viability of our reorganized operations, including our ability to generate sufficient cash to support our operating needs, fulfill our transformation objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future. The application of fresh start accounting principles in accordance with U.S. GAAP upon eventual emergence from bankruptcy may result in valuations of long-lived and intangible assets that are less than the carrying value of those assets as currently reflected in the financial statements, which may further hinder our ability to raise financing at or subsequent to emergence from the Chapter 11 Cases.

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

If our settlement with Spansion Japan is not consummated or if our relationship with Spansion Japan is impaired or terminated as a result of the Creditor Protection Proceedings or other reasons, our business and financial condition could be materially and adversely affected.

Spansion Japan facilitates distribution of our products in Japan, manufactures and supplies sorted and unsorted silicon wafers for us, and provides sort services to us. The wafers purchased from Spansion Japan are a material component of our “cost of goods sold,” and historically the wafer prices were governed by a pre-petition foundry agreement, which was rejected in the Chapter 11 Cases. Thus, there was a dispute between us and Spansion Japan over pricing for the wafers we received from Spansion Japan for the period beginning February 9, 2009 through October 27, 2009 (the Disputed Period). On January 8, 2010, we reached an agreement in principle (the Settlement) with Spansion Japan to (i) acquire Spansion Japan’s distribution business; (ii) obtain foundry services, including wafer and sort services, from Spansion Japan; and (iii) resolve our dispute with Spansion Japan relating to pricing of wafers purchased during the Disputed Period. On January 29, 2010, the U.S. Bankruptcy Court and on February 1, 2010, the Tokyo District Court approved the Settlement. The Settlement remains subject to completion of definitive agreements. We have executed two of the definitive agreements and expect the remaining definitive agreements to be executed during second quarter of 2010. If we are unable to consummate the Settlement with a complete set of definitive agreements, we will be forced to pursue alternate arrangements for the distribution and sale of our products in Japan and to procure wafers and sort services from an alternate source.

On March 12, 2010, Spansion Japan filed an amended general unsecured proof of claim in the U.S. Bankruptcy Court asserting that it has been damaged in the amount of approximately $936 million as a result of the November 19, 2009 foundry agreement rejection order. We believe we have strong defenses to the amount of Spansion Japan’s proof of claim, and we intend to vigorously contest this matter. Under the Plan of Reorganization, if the U.S. Bankruptcy Court were to allow such claim it would be classified as a general unsecured claim in Class 5B of our Plan of Reorganization and Spansion Japan would be entitled, at most, to its pro-rata distribution of New Spansion Common Stock.

Although we have agreed to the Settlement with Spansion Japan, there is risk in continuing to do business with Spansion Japan due to the uncertainty of whether Spansion Japan will successfully reorganize. The current deadline for Spansion Japan to submit a plan of reorganization to the Tokyo District Court is April 26, 2010. We can provide no assurance that Spansion Japan’s plan of reorganization will be approved, or that Spansion Japan will not be liquidated. As a result, we have plans to either replace with in-house capabilities the services that Spansion Japan provides or to utilize another third party for such services in order to mitigate the impact that would result if for any reason Spansion Japan reduced its supply of, or ceased supplying, the goods and services to us. Nevertheless, a sudden and unanticipated reduction or cessation of the supply of goods and services from Spansion Japan would likely be disruptive and have an adverse impact on our results of operations and that impact could be material.

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

Our ability to independently manage our business is restricted during the Chapter 11 Cases, and steps or actions in connection therewith may require the approval of the U.S. Bankruptcy Court, the U.S. Trustee and our creditors.

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

The Chapter 11 Cases have had a material adverse effect on our ability to continue operating as a globally integrated unit. Upon commencement of the Spansion Japan Proceeding, Spansion LLC, in its capacity as the sole stockholder of Spansion Japan, and Spansion Japan’s board of directors lost operational control of, and management authority over, Spansion Japan. At that time, all such control and management was vested in the trustee appointed in the Spansion Japan Proceeding, under the supervision of the Tokyo District Court and a supervising attorney appointed by the Tokyo District Court.

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

Access to additional funds from liquidity-generating transactions or other sources of external financing may not be available to us and, if available, would be subject to market conditions and certain limitations including court approvals and other requisite approvals by other third parties. We cannot provide any assurance that our net cash requirements will be as we currently expect and will be sufficient for the successful implementation of the Plan of Reorganization.

Transfers or issuances of our equity, or a debt restructuring, may impair or reduce our ability to utilize our net operating loss carry-forwards and certain other tax attributes in the future.

Pursuant to U.S. tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (NOLs) carried forward from prior years. We have NOL carryforwards in the United States of approximately $1.2 billion as of December 27, 2009. Our ability to utilize these NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of the Chapter 11 Cases. During the Chapter 11 Cases, the U.S. Bankruptcy Court has entered an order that places certain restrictions on trading in our common stock. However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our NOL carryforwards may not be significantly limited as a result of our restructuring.

A restructuring of our debt pursuant to the Chapter 11 Cases may give rise to cancellation of indebtedness or debt forgiveness (COD), which if it occurs would generally be non-taxable. If the COD is non-taxable, we will be required to reduce our NOL carryforwards and other attributes such as capital loss carryforwards and tax basis in assets, by an amount equal to the non-recognized COD. Therefore, it is possible that, as a result of the successful completion of the Plan of Reorganization, we will have a reduction of NOL carryforwards and/or other tax attributes in an amount that cannot be determined at this time and that could have a material adverse effect on our future financial results.

Trading in our securities on the Pink Sheets during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.

Our common stock was delisted from The NASDAQ Stock Market on May 7, 2009 and is currently traded on the Pink Sheets, which makes our common stock significantly less liquid. Trading prices of our securities are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders under the Plan of Reorganization. In the Plan of Reorganization, our existing securities, in particular our common stock will be cancelled and holders will receive no payment or other consideration in return.

If we are unable to attract and retain qualified personnel at reasonable costs, we may not be able to achieve our business objectives, and our ability to successfully emerge from the Chapter 11 Cases may be harmed.

We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our current business plans and lead us, particularly during the Chapter 11 Cases and throughout the implementation of the Plan of Reorganization. Competition for certain key positions and specialized technical and sales personnel in the high-technology industry remains strong. Our deteriorating financial performance during the Creditor Protection Proceedings, along with the Chapter 11 Cases and workforce reductions create uncertainty that has led to an increase in unwanted attrition, and additional challenges in attracting and retaining new qualified personnel. We have lost many key employees with long tenures and broad knowledge about our technology and historical operations and we are at risk of losing or being unable to hire talent critical to a successful reorganization and ongoing operation of our business. Our ability to retain and attract critical talent is restricted in part by the Chapter 11 Cases that, among other things, limit our ability to implement a retention program or take other measures to attract new hires to the Company or motivate employees to remain with us. Our future success depends in part on our continued ability to hire, assimilate in a timely manner and retain qualified personnel, particularly in key senior management positions. If we are not able to attract, recruit or retain qualified employees (including as a result of headcount and salary reductions), we may not have the personnel necessary to implement the Plan of Reorganization, and our business, results of operations and financial condition could be materially adversely impacted.

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

We are party to several debt instruments for which, as a result of the Chapter 11 Cases, an event of default has occurred. In connection with our Plan of Reorganization, we have entered into new debt arrangements, each of which may subject us to restrictive covenants which limit our ability to operate our business.

Our debt arrangements will require us to make regular interest payments, which could adversely affect our results of operations.

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

As of March 28, 2010, our auction rate securities (ARS) totaled approximately $75.2 million and consisted solely of AAA/Aaa rated securities with auction reset features whose underlying assets are student loans and are substantially backed by the U.S. government Federal Family Education Loan Program. During 2008, we experienced failed auctions of our ARS and we cannot assure you that any future auctions would be successful. In November 2008, we accepted an offer to participate in an auction rate securities settlement from UBS Bank USA (UBS), providing us the right, but not the obligation, to sell to UBS up to all of our ARS at par, commencing June 30, 2010 through July 2, 2012. This right represents a put option for a payment equal to the par value of the ARS.

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

Risks Related to Our Business

We are in the process of transforming our business and implementing a new business strategy. If we are unsuccessful in doing so, we may be materially adversely affected.

Shortly after the Chapter 11 Cases commenced, we began exiting a large portion of the wireless market. While this reduced our revenue, it allowed us to dramatically reduce our engineering expenses without impairing our ability to compete. Our exit from a large portion of the wireless market, related reductions in research and development spending and capital expenditures, combined with other cost reductions including disposal of manufacturing facilities, has enabled us to begin generating significant cash flow.

We continue to have leading market share and remain dedicated to, and focused on, the embedded portion of the Flash memory market. We intend to continue to selectively engage in portions of the wireless market where we can do so advantageously. We believe that though the embedded market is mature and will grow more slowly than some other sectors of the semiconductor industry, we can compete successfully with our continued focus on providing best in class customer service, quality and reliability, and solutions engineering. We also believe that we can mitigate the historical and anticipated trend of rapid selling price reductions by serving applications with growing unit demand, migrating customers to higher density and more feature-rich devices, capturing market share, and expanding our product offerings.

As part of our new business strategy, we have made, and will continue to make, judgments as to whether we should further reduce, relocate or otherwise change our workforce. Costs incurred in connection with workforce reduction efforts may be higher than estimated. In addition, our workforce reduction efforts may impair our ability to achieve our current or future business objectives. Any further workforce efforts including reductions may not occur on the expected timetable and may result in the recording of additional charges.

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

Upon emergence from the Chapter 11 Cases, we may periodically consider strategic transactions. We may evaluate acquisitions, divestitures, joint ventures, alliances or co-production programs as opportunities arise and we may be engaged in varying levels of negotiations with third parties at any time. We may not be able to effect transactions and if we enter into transactions, we also may not realize the benefits we anticipate. Moreover, the integration of companies that have previously been operated separately involves a number of risks. Consummating any acquisitions, divestitures, joint ventures, alliances or co-production programs could result in the incurrence of additional transaction-related expenses, as well as unforeseen contingent liabilities, which could materially adversely affect us.

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

Generally, we endeavor to maintain or increase our average selling price while lowering our average costs by improving our product mix, and selling more units. Historically, the selling prices of our products have decreased during the products’ lives, and we expect this trend to continue. When our selling prices decline, our net sales and gross margins also decline unless we are able to compensate by selling more units thereby reducing our manufacturing costs per product or introducing and selling new, higher margin products with higher densities and/or advanced features. If the average selling price for our products continues to decline, our operating results could be materially adversely affected.

During downturns, periods of extremely intense competition, or the presence of oversupply in the industry, the selling prices for our products have declined at a high rate over relatively short time periods as compared to historical rates of decline. We are unable to predict selling prices for any future periods and may experience unanticipated, sharp declines in selling prices for our products. When such pricing declines occur, we may not be able to mitigate the effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially adversely affected.

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

Since 2004, industry sales of NAND-based Flash memory products increased as a percentage of total Flash memory sales compared to sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. We expect the Flash memory market trend of decreasing market share for NOR-based Flash memory products relative to NAND-based Flash memory products to continue in the foreseeable future.

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

Our competitors are working on a number of new technologies, including FRAM, MRAM, polymer, charge trapping and phase-change based memory technologies. One of our competitors began shipping products based on phase-change based memory technology in 2008. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate Flash memory, these other products could pose a competitive threat to existing Flash memory companies, including us. In addition, some of Saifun’s licensees and customers are our competitors or work with our competitors and have licensed Flash memory intellectual property associated with charge trapping technology from Saifun. Use of this charge trapping intellectual property or use of independently developed charge trapping Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory technology that may compete with our proprietary MirrorBit technology. If we are unable to compete with these new technologies, we may be materially adversely affected.

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

We have in the past and plan in the future to obtain foundry, subcontractor and other arrangements with third parties to meet demand. Foundry services suppliers from which we have obtained, and in the future may obtain, foundry services, include Spansion Japan, Fujitsu Microelectronics Limited and Semiconductor Manufacturing International Corporation. We also use independent contractors to perform some of the assembly, testing and packaging of our products. Some third-party manufacturers are often under no obligation to provide us with any specified minimum quantity of product. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, and, in the case of Spansion Japan, all of their manufacturing capacity has historically been allocated to us. We also depend on these manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. In addition, we rely on these manufacturers to invest capital into their facilities and process technologies to meet our needs for new products using advanced process technologies. Given the Creditor Protection Proceedings and the current volatility and disruption in the capital and credit markets worldwide, we cannot assure you that they will make the investments in their facilities previously contemplated. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and may not be able to attain qualification from our customers. In addition, any significant change in the payment terms we have with our key suppliers could adversely affect us.

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

Semiconductor companies with their own manufacturing facilities and specialist semiconductor foundries, which are subcontractors that manufacture semiconductors designed by others, have added significant capacity in recent years. In 2008, the significant excess capacity led to oversupply and a downturn in the memory industry. The contraction of the worldwide economy, especially in the fourth quarter of 2008 and continuing into 2009, further compounded industry over capacity. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for Flash memory products can contribute to cyclicality in the Flash memory market, which may in the future negatively impact our selling prices and materially adversely affect us.

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

The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality, customer relationships and ability to provide value-added solutions. In particular, in the past, our competitors have aggressively priced their products, which resulted in decreased selling prices for our products and adversely impacted our results of operations. Some of our competitors, including Samsung and Toshiba, are more diversified than we are and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, capital investments by competitors have resulted in substantial industry manufacturing capacity, which may further contribute to a competitive pricing environment. Some of our competitors are able to manufacture floating gate NAND-based Flash memory products on 300-millimeter wafers produced in much larger capacity fabs than we may have access to or may choose to utilize more advanced manufacturing process technologies than we will have to offer products competitive to ours at a lower cost or higher density. Moreover, products based on our MirrorBit ORNAND-, MirrorBit Quad- and MirrorBit NAND-based architectures may not have the price, performance, quality and other features necessary to compete successfully for these applications.

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

Competitive pressures may also increase if NOR memory vendors merge, if NAND memory vendors acquire NOR businesses or other NAND businesses, or if our competitors otherwise consolidate their operations. For example, on February 3, 2010, Silicon Storage Technology, Inc. and Microchip Technology Incorporated announced that Microchip had agreed to acquire SST; and on February 9, 2010, Micron Technology, Inc. and Numonyx Holdings B.V. announced that Micron had agreed to acquire Numonyx. Furthermore, we face increasing competition from NAND Flash memory vendors targeting the embedded portion of the Flash memory market.

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

The Flash memory industry is characterized by rapid technological changes. For example, new manufacturing process technologies using smaller feature sizes and offering better performance characteristics are generally introduced every one to two years. The introduction of new manufacturing process technologies allows us to increase the functionality of our products while at the same time optimizing performance parameters, and increasing storage capacity. In addition, the reduction of feature sizes enables us to produce smaller chips offering the same functionality and thereby considerably reduces the cost per bit. In order to remain competitive, it is essential that we secure the capabilities to develop and qualify new manufacturing process technologies. For example, our leading Flash memory products must be manufactured at 65-nanometer and more advanced process technologies. If we are delayed in transitioning to these technologies and other future technologies, we could be materially adversely affected. As a result of the Creditor Protection Proceedings, we may be forced to shut down or abandon current plans for our manufacturing facilities which could materially adversely affect us.

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

From time to time, we may be notified, or third parties may bring actions against us based on allegations, that we are infringing the intellectual property rights of others. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we cannot obtain a license, these parties may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products, increase the costs of selling some of our products, or cause damage to our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, would have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge or defend such claims, either of which could be expensive and time-consuming and may have a material adverse effect on us. See Part II, Item 1 “Legal Proceedings.”

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

As a result of our foreign operations, we have sales, expenses, assets and liabilities that are denominated in Japanese yen and other foreign currencies. For example:

•	some of our costs are denominated in Japanese yen, Thai baht and Malaysian ringgit;

•	sales of our products to, and purchases from, Spansion Japan are denominated in both U.S. dollars and Japanese yen; and

•	some fixed asset purchases are denominated in Japanese yen and European Union euros.

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

Our worldwide operations and business could be subject to natural disasters and other business disruptions, such as a world health crisis, fire, earthquake, tsunami, volcano eruption, flood, hurricane, power loss, power shortage, telecommunications failure or similar events, which could harm our future net sales and financial condition and increase our costs and expenses. Our corporate headquarters are located near major earthquake fault lines in California and, Spansion Japan’s wafer fabrication facilities and Fujitsu’s manufacturing facilities are located near major earthquake fault lines in Japan. Also, our assembly and test facilities located in Malaysia and Thailand and our subcontractors’ assembly and test facilities in China and other countries in Asia may be affected by tsunamis. In the event of a major earthquake or tsunami, we could experience loss of life of our employees, destruction of facilities or other business interruptions. If such business disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or demand for our products, or directly impact our marketing, manufacturing, financial, and logistics functions, our results of operations and financial condition could be materially adversely affected.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1(a)*	Third Amended and Restated Foundry Agreement by and between Spansion LLC and Spansion Japan Limited, effective as of February 2, 2010.

10.1(b)	Amendment dated April 5, 2010 to the Third Amended and Restated Foundry Agreement by and between Spansion LLC and Spansion Japan Limited.

10.2	Bailment Agreement by and between Spansion LLC and Spansion Japan Limited, entered into February 2, 2010.

10.3*	Sort Services Agreement executed April 9, 2010, between Spansion LLC and ChipMOS TECHNOLOGIES INC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: April 28, 2010	By:	/S/ RANDY W. FURR
Randy W. Furr
Executive Vice President and Chief Financial Officer