Form 10-Q
period 2010-06-27
Spansion Inc.
filed 2010-08-04
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34747

SPANSION INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3898239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

915 DeGuigne Drive Sunnyvale, California	94085
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on August 2, 2010:

Class	Number of Shares
Class A Common Stock, $0.001 par value	59,270,916
Class B Common Stock, $0.001 par value	1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 27, 2010			Six Months Ended June 27, 2010
	Successor (1)	Predecessor (1)	Predecessor (1)	Successor (1)	Predecessor (1)	Predecessor (1)
	Period from May 11, 2010 to June 27, 2010	Period from March 29, 2010 to May 10, 2010	Three Months ended June 28, 2009	Period from May 11, 2010 to June 27, 2010	Period from December 28, 2009 to May 10, 2010	Six Months ended June 28, 2009
Net sales	$124,569	$101,786	$272,117	$124,569	$324,914	$630,000
Net sales to related parties	4,801	24,496	104,184	4,801	78,705	145,929

Total net sales	129,370	126,282	376,301	129,370	403,619	775,929
Cost of sales (Note 8 )	111,413	85,697	280,266	111,413	274,817	663,301
Research and development (Note 8 )	13,420	12,115	37,889	13,420	35,068	82,635
Sales, general and administrative	18,259	20,497	33,788	18,259	68,105	137,817
Restructuring charges (credits)	—	(2,785)	14,212	—	(2,772)	38,154

Operating income (loss) before reorganization items	(13,722)	10,758	10,146	(13,722)	28,401	(145,978)
Interest and other income (expense), net	364	(3,190)	1,916	364	(2,904)	2,396
Interest expense (2)	(4,877)	(11,237)	(9,212)	(4,877)	(30,573)	(33,678)
Gain on deconsolidation of subsidiary	—	—	—	—	—	30,100

Gain (loss) before reorganization items and income taxes	(18,235)	(3,669)	2,850	(18,235)	(5,076)	(147,160)
Reorganization items	—	364,876	(9,842)	—	370,340	(372,299)

Income (loss) before income taxes	(18,235)	361,207	(6,992)	(18,235)	365,264	(519,459)
Provision for (benefit from) income taxes	(21)	1,235	261	(21)	1,640	429

Net income (loss)	$(18,214)	$359,972	$(7,253)	$(18,214)	$363,624	$(519,888)

Net income (loss) per share
Basic	$(0.31)	$2.22	$(0.04)	$(0.31)	$2.24	$(3.22)

Diluted	$(0.31)	$2.21	$(0.04)	$(0.31)	$2.24	$(3.22)

Shares used in per share calculation
Basic	59,271	162,513	161,778	59,271	162,439	161,530

Diluted	59,271	162,518	161,778	59,271	162,610	161,530

(1)	Please refer to Notes 2 and 3 for an explanation of the basis of the ‘Successor’ and ‘Predecessor’ presentations.
(2)	Contractual interest expense for the three and six months ended June 28, 2009 was approximately and $21.0 million and $48.0 million, respectively.

See accompanying notes

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	Successor	Predecessor
	June 27, 2010	December 27, 2009
Assets
Current assets:
Cash and cash equivalents	$254,145	$324,903
Auction rate securities	25,885	100,335
Accounts receivable	139,912	129,174
Accounts receivable from related parties	13,201	366,602
Allowance for doubtful accounts	(305)	(56,408)

Accounts receivables, net	152,808	439,368
Inventories	244,536	141,723
Deferred income taxes	1,141	13,332
Prepaid expenses and other current assets	44,930	49,533

Total current assets	723,445	1,069,194
Property, plant and equipment, net	329,601	322,710
Intangible assets, net	207,276	1,330
Goodwill	165,553	—
Other assets	41,394	44,743

Total assets	$1,467,269	$1,437,977

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short term note	$—	$64,150
Accounts payable	30,870	16,979
Accounts payable to related parties (Note 8 )	24,402	221,211
Accrued compensation and benefits	32,216	21,630
Other accrued liabilities	218,219	129,160
Deferred income	8,043	62,958
Current portion of long-term debt	13,798	—
Income taxes payable	54	83
Deferred income taxes	11,578	—

Total current liabilities	339,180	516,171
Deferred income taxes	12,073	13,405
Long-term debt, less current portion	447,733	—
Other long-term liabilities	10,327	9,825

Total long-term liabilites	470,133	23,230
Liabilites subject to compromise	—	1,756,269

Total liabilities	809,313	2,295,670
Stockholders’ equity (deficit)
Old Class A common stock, $0.001 par value, 714,999,998 shares authorized, 162,291,633 shares issued and outstanding	—	162
New Class A common stock, $0.001 par value, 150,000,000 shares authorized, 59,270,916 shares issued and outstanding	59	—
New Class B common stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	—	—
New preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	675,886	2,484,320
Accumulated deficit	(18,214)	(3,342,370)
Accumulated other comprehensive income	225	195

Total stockholders’ equity (deficit)	657,956	(857,693)

Total liabilities and stockholders’ equity (deficit)	$1,467,269	$1,437,977

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 27, 2010
	Successor	Predecessor	Predecessor
	Period from May 11, 2010 to June 27, 2010	Period from December 28, 2009 to May 10, 2010	Six Months Ended June 28, 2009
Cash Flows from Operating Activities:
Net income (loss)	$(18,214)	$363,624	$(519,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,146	43,788	106,976
Provision for doubtful accounts	310	7,229	18,438
Provision (benefit) for deferred income taxes	(3)	7,000	8
Gain on sale and disposal of property, plant and equipment, net	(266)	(2,107)	(1,902)
Compensation recognized under equity incentive plans	1,945	7,052	7,568
Gain from approved settlement of rejected capital leases and various licenses	—	(22,517)	—
Gain on sale of Suzhou plant	(1,342)	(5,224)	—
Gain on deconsolidation of subsidiary	—	—	(30,100)
Gain on discharge of pre-petion obligations	—	(434,046)	—
Impairment of investments	—	3,011	—
Write-off of financing costs for old debts	—	13,022	—
Amortization of inventory fresh-start markup	18,597	—	—
Changes in operating assets and liabilities, net of effects of deconsolidation of subsidiary and acquisition:
Decrease (increase) in accounts receivable	(14,077)	10,156	(102,007)
(Increase) decrease in inventories	27,770	(7,242)	189,213
(Increase) in prepaid expenses and other current assets	(6,271)	(3,894)	(16,707)
Decrease (increase) in other assets	177	1,534	(6,510)
(Decrease) increase in accounts payable, accrued liabilities and accrued compensation and benefits	(29,734)	23,213	436,492
(Decrease) increase in deferred income	(6,468)	(3,240)	28,972

Net cash provided (used) by operating activities	(1,430)	1,359	110,553

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	4,278	9,620	60
Purchases of property, plant and equipment	(4,561)	(14,046)	(5,201)
Proceeds from redemption of auction rate securities	16,750	62,425	—
Loan made to an investee	—	—	(5,263)
Cash decrease due to deconsolidation of subsidiary	—	—	(52,092)
Purchase of Kawasaki business	(13,125)	—	—
Cash proceeds from sale of Suzhou plant	—	18,687	—

Net cash provided (used) by investing activities	3,342	76,686	(62,496)

Cash Flows from Financing Activities:
Proceeds from borrowings, net of issuance costs	—	438,082	117,758
Payments on debt and capital lease obligations	(2,715)	(691,176)	(58,639)
Proceeds from rights offering	—	104,875	—

Net cash provided (used) by financing activities	(2,715)	(148,219)	59,119

Effect of exchange rate changes on cash and cash equivalents	219	—	(3,095)

Net increase (decrease) in cash and cash equivalents	(584)	(70,174)	104,081
Cash and cash equivalents at the beginning of period	254,729	324,903	116,387

Cash and cash equivalents at end of period	$254,145	$254,729	$220,468

Supplementary disclosure of non-cash investing and financing activities:
Settlement of liabilities subject to compromise through issuance of reorganized Spansion Inc. common stock	$—	$486,064	$—
Netting of receivable/payable balances due from/to Spansion Japan	$283,191	$—	$—

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at December 27, 2009 (Predecessor)	$162	$2,484,320	$(3,342,370)	$195	$(857,693)

Comprehensive income:
Net income from December 27, 2009 to May 10, 2010	—	—	363,624	—	363,624
Other comprehensive income
Net change in cumulative translation adjustment	—	—	—	—	—

Total other comprehensive income					—

Total comprehensive income	—	—	—	—	363,624
Issuance of shares under old employee stock plans:	—	—	—	—	—
Vesting of RSUs	—	—	—	—	—
Exercise of options	—	—	—	—	—
Equity settlement for liabilities subject to compromise	486	485,578	—	—	486,064
Compensation recognized under old employee stock plans	—	1,595	—	—	1,595
Cancellation of old employee stock plans	—	5,457	—	—	5,457

Balance at May 10, 2010 (Predecessor) (Unaudited)	648	2,976,950	(2,978,746)	195	(953)

Fresh start adjustments:
Cancellation of Predecessor common stock	(648)	(2,976,950)	—	—	(2,977,598)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	2,978,746	(195)	2,978,551

Balance at May 11, 2010 (Successor) (Unaudited)	—	—	—	—	—

Comprehensive income:	—	—	—	—	—
Net loss from May 11 to June 27, 2010	—	—	(18,214)	—	(18,214)
Other comprehensive income:
Net change in cumulative translation adjustment	—	—	—	225	225

Total other comprehensive income					225

Total comprehensive income					(17,989)
Issuance of Successor common stock ($0.001 per share)	46	569,066	—	—	569,112
Rights offering settlement	13	104,875	—	—	104,888
Compensation recognized under new employee stock plans	—	1,945	—	—	1,945

Balance at June 27, 2010 (Successor) (Unaudited)	$59	$675,886	$(18,214)	$225	$657,956

See accompanying notes

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Spansion Inc. (the Company) is a semiconductor manufacturer headquartered in Sunnyvale, California, with research and development, manufacturing and assembly operations in the United States, the Middle East, Europe and Asia. The Company designs, develops, manufactures, markets, sells and licenses Flash memory technology and solutions.

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

2. Emergence from Chapter 11

General Information

On March 1, 2009, Spansion Inc., Spansion LLC, Spansion Technology LLC, Spansion International, Inc., and Cerium Laboratories LLC (the Debtors) each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the Chapter 11 Cases). The Chapter 11 Cases were being jointly administered under Case No: 09-10690 (KJC). On May 10, 2010, the Debtors emerged from the Chapter 11 Cases, following the confirmation of the Plan of Reorganization (the Plan) by the U.S. Bankruptcy Court on April 16, 2010.

Prior to the Debtors’ filing of the Chapter 11 Cases, on February 10, 2009, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan) filed a proceeding under the Corporate Reorganization Law of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding). On March 3, 2009 the Tokyo District Court approved the filing of the Spansion Japan Proceeding and appointed the incumbent representative director of Spansion Japan as trustee. As a result, the Company no longer controls Spansion Japan despite its 100 percent equity ownership interest and, effective March 3, 2009, the Company deconsolidated Spansion Japan and has accounted for its interest in Spansion Japan as a cost basis investment.

Upon emergence from the Chapter 11 on May 10, 2010 (Emergence Date), the Company adopted fresh start accounting in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganizations”. The adoption of fresh start accounting results in the Company becoming a new entity for financial reporting purposes. Accordingly, the Condensed Consolidated Financial Statements on or after May 10, 2010 are not comparable to the Condensed Consolidated Financial Statements prior to that date.

The Company qualified for fresh start accounting, in accordance with ASC 852, due to:

•	the reorganization value of the Debtors’ assets immediately before the date of confirmation being less than the total of all their post-petition liabilities and allowed claims; and

•	holders of existing voting shares of the Company immediately before confirmation receiving less than 50 percent of the voting shares of the post-emerged Company.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Reorganization value is the value attributed to the reorganized entity, in addition to the expected net realizable value of those assets that will be disposed of before reorganization occurs. This reorganization value is viewed as the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. Reorganization value is generally determined by discounting future cash flows. Immediately prior to the Emergence Date, the Debtors’ reorganization value of $1.2 billion was less than the sum of post-petition liabilities of $617 million and allowed claims of $938 million.

Also, holders of Class A common stock outstanding prior to the Emergence Date (Old Common Stock) did not receive any consideration for their shares or any pre-determined allocation of Class A common stock of the reorganized Company (New Common Stock). Holders of New Common Stock issued by the reorganized Company after the Emergence Date primarily include unsecured creditors who have received or will receive shares of New Common Stock in settlement of their allowed claims, and participants in a rights offering that the Company conducted in February 2010, as described below under “Effectiveness of the Plan and Exit Financing”.

Fresh start accounting requires resetting the historical net book values of assets and liabilities of the Company as of Emergence Date to the related fair values by allocating the Company’s reorganization value to its assets and liabilities pursuant to ASC 805 “Business Combinations” and ASC 852-10 “Reorganizations”. The excess reorganization value over the fair value of tangible and identifiable intangible assets has been recorded as goodwill on the Company’s Condensed Consolidated Balance Sheet. Deferred taxes have been determined in conformity with ASC 740 “Income Taxes”. For additional information regarding the impact of fresh start accounting on the Company’s Condensed Consolidated Balance Sheet as of the Emergence Date, see “Fresh Start Consolidated Balance Sheet” below.

References in these financial statements to “Successor” refer to Spansion and its consolidated subsidiaries after May 10, 2010, after giving effect to: (i) the cancellation of Old Common Stock issued prior to May 10, 2010; (ii) the issuance of New Common Stock and settlement of existing debt and other adjustments in accordance with the Plan; and (iii) the application of fresh start accounting. References to “Predecessor” refer to Spansion and its consolidated subsidiaries up to May 10, 2010.

Effectiveness of the Plan and Exit Financing

Under the Plan, most holders of allowed general, unsecured claims against the Predecessor received or will receive New Common Stock in satisfaction of their claims. Holders of allowed general, unsecured claims subject to a low payout threshold received cash in satisfaction of their claims. Holders of Senior Secured Floating Rate Notes (FRN) received cash of approximately $638 million to fully discharge their claims. The $638 million was primarily provided by the exit financing (Exit Financing) discussed below.

Pursuant to the Plan, the holders of allowed claims were offered the right to purchase a total of 12,974,496 shares of the New Common Stock upon emergence from the Chapter 11 Cases at a price of $8.43 per share (Rights Offering). The number of shares available to each eligible claimant was based on each claimant’s proportionate allowed claim. In connection with the Rights Offering, the Company entered into a Backstop Rights Purchase Agreement with Silver Lake Sumeru Fund, L.P. (Silver Lake) whereby Silver Lake committed to purchase the remaining balance of Rights Offering shares that are not otherwise subscribed for by the Rights Offering participants. Based on the agreement, Silver Lake purchased 3,402,704 shares of the New Common Stock that had not been subscribed for by the Rights Offering participants. As of May 10, 2010, the Company received net proceeds of approximately $104.9 million through the Rights Offering that was used in full to partially discharge the FRN claims.

On February 9, 2010, the Company closed a five-year Senior Secured Term Loan agreement (Term Loan) of $450 million with a group of lenders. The proceeds of the Term Loan, together with cash proceeds from other sources of cash available to the Company, were used in full to partially discharge the remaining balance of the FRN claims. See Note 11 for further details.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

On May 10, 2010, the Company finalized an agreement with Bank of America and other financial institutions for a senior revolving credit facility (Revolving Credit Facility) in an aggregate amount of up to $65 million to fund bankruptcy related expenses and ongoing working capital. As of June 27, 2010, the Company has not drawn under this facility which was entered into as a pre-condition to obtaining the Term Loan facility. See Note 11 for further details.

The Plan contemplates the distribution of 65.8 million shares of New Common Stock, consisting of: (i) 46,247,760 shares to holders of allowed general, unsecured claims; (ii) 12,974,496 shares to subscribers of the Rights Offering; and (iii) 6,580,240 shares reserved for issuance to eligible employees in connection with grants of stock options and restricted stock units (RSUs) under the Company’s new 2010 Equity Incentive Award Plan. The New Common Stock was listed on the NYSE Amex LLC Exchange on May, 18, 2010 and was re-listed on the New York Stock Exchange on June 23, 2010, in both cases under the trading ticker symbol “CODE”.

In accordance with the Plan, holders of Old Common Stock , or stock options exercisable for Old Common Stock and RSUs which convert into Old Common Stock, outstanding as of May 10, 2010 did not receive any distributions, and their equity interests were cancelled on May 10, 2010.

Business Relationship with Spansion Japan and Foundry Agreement

Spansion Japan manufactures and supplies silicon wafers to the Company, and provides sort services to the Company. It also functioned as the sole distributor of the Company’s products in Japan whereby it purchased products from the Company and sold them to customers in Japan, primarily through a subsidiary of Fujitsu Limited. The wafers purchased from Spansion Japan are a material component of the Company’s cost of goods sold, and historically the wafer prices were governed by a foundry agreement. Management believes that the prices under the foundry agreement greatly exceeded the amounts that the U.S. Bankruptcy Court would have required the Company to pay for wafers purchased during the period from February 9, 2009 through October 27, 2009 (the date when the Company and Spansion Japan mutually agreed to pricing terms through executed purchase orders).

After unsuccessful efforts by the Company and Spansion Japan to renegotiate the prices under the foundry agreement, the Company filed a motion with the U.S. Bankruptcy Court in October 2009 to reject the foundry agreement. An order rejecting the foundry agreement was issued by the U.S. Bankruptcy Court on November 19, 2009. As a result, there was no valid contract establishing pricing for the wafers the Company received from Spansion Japan from February 9, 2009 through October 27, 2009 (Disputed Period).

On January 8, 2010, the Company reached an agreement in principle (the Settlement) with Spansion Japan, subject to the completion of definitive agreements and the Company’s emergence from the Chapter 11 Cases, to: (i) acquire Spansion Japan’s distribution business; (ii) obtain foundry services, including wafer and sort services, from Spansion Japan; and (iii) resolve the Company’s dispute with Spansion Japan relating to pricing of wafers purchased during the Disputed Period. The U.S. Bankruptcy Court and the Tokyo District Court approved the Settlement on January 29, 2010 and February 1, 2010, respectively.

On February 2, 2010, the Company and Spansion Japan entered into a foundry agreement whereby the Company agreed to purchase from Spansion Japan: (i) a minimum of 10 billion yen (equivalent to $111.8 million at June 27, 2010) worth of wafers over six quarters, beginning with the first

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

quarter of 2010 and ending with the second quarter of 2011; and (ii) minimum sort services of $7.7 million for the first quarter of 2010 and $8.9 million for each quarter from the second quarter of 2010 to the second quarter of 2011, with both sort services and wafer production to be subject to normal and customary foundry performance conditions. On March 29, 2010, the Company and Spansion Japan executed various agreements implementing the Settlement including the purchase of Spansion Japan’s distribution business located at Kawasaki, Japan, which was consummated on May 24, 2010 for a total cash purchase price of $13.1 million. With the acquisition of Spansion Japan’s distribution business, all material conditions of the Settlement were fulfilled and the Company set off the receivable and payable balances due from/to Spansion Japan as of October 27, 2009 (the date when the Company and Spansion Japan mutually agreed to pricing terms through executed purchase orders). All transactions with Spansion Japan are now being settled on a regular basis on mutually agreed upon terms.

The purchase price was allocated to the acquired business based on its estimated fair values as of May 24, 2010, as set forth below:

In millions
Tangible assets	$1.5
Customer relationships	10.1
Goodwill	3.3
Liabilities	(1.8)

Total purchase price	$13.1

Refer to Note 9 for disclosures relating to the above intangible assets.

Until May 24, 2010, Spansion Japan continued in its historical role as the sole distributor of the Company’s products in Japan. After the purchase of the distribution business from Spansion Japan, the Company distributes its products in Japan through its newly formed, wholly owned subsidiary, Nihon Spansion Limited.

Effective June 27, 2010, Spansion Japan’s Plan of Reorganization (POR) was confirmed by the Tokyo District Court. The POR provides for Spansion Japan to redeem shares held by the Company, its shareholders, without consideration, cancel such shares and issue new shares to unsecured creditors. According to the POR, the redemption, cancellation and new issuance is scheduled to take place at the end of September 2010. Until that time, the Company will continue to be the 100 percent equity owner of Spansion Japan. However, since the Company has not controlled Spansion Japan despite its equity ownership interest since March 3, 2009, the Company continues to account for its interest in Spansion Japan as a cost basis investment.

Ongoing Chapter 11 Matters

Resolution of Outstanding Claims

Pursuant to the Plan, a claims agent has been appointed to analyze and, at the claims agent’s discretion, contest outstanding disputed claims amounting to $1.5 billion, which includes the $936 million general unsecured proof of claim filed by Spansion Japan as a result of the November 19, 2009 foundry agreement rejection order. The Company accrued its best estimate of the liability which is included in the $938 million of liabilities subject to compromise as of the Emergence Date. Since these claims are being handled by the claims agent and are under the jurisdiction of the U.S. Bankruptcy Court, their sole recourse is to receive shares reserved under the plan and, therefore, any outcome of the claims adjudication process will have no direct impact on the Successor Company.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Liabilities Subject to Compromise

At June 27, 2010, the Company had a zero balance for liabilities subject to compromise (LSTC) due to its emergence from the Chapter 11 Cases on May 10, 2010. For information regarding the discharge of LSTC, see “Fresh-Start Consolidated Balance Sheet” below.

The following table summarizes the components of LSTC included in the Consolidated Balance Sheet at December 27, 2009:

Predecessor
December 27, 2009
(in thousands)
Accounts payable and accrued liabilities	$639,897
Accounts payable to related parties	109,941
Accrued compensation and benefits	16,138
Long-term debt	968,266
Capital lease obligations	18,861
Other long-term liabilities	3,166

Total liabilities subject to compromise	$1,756,269

LSTC refers to pre-petition obligations that were impacted by the Chapter 11 Cases. These liabilities represented the then estimated amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 Cases and included certain items that could be assumed under the Plan.

Reorganization Items

Entities in reorganization are required to disclose separately items such as professional fees directly related to the process of reorganizing the Predecessor under the Chapter 11 Cases, realized gains and losses, provisions for losses, and interest income resulting from the reorganization and restructuring of the business. These reorganization items are not applicable post Emergence Date of May 10, 2010.

The following table summarizes the components of reorganization items for the periods from March 29, 2010 to May 10, 2010 and from December 28, 2009 to May 10, 2010 and for the three and six months ended June 28, 2009, respectively:

	Predecessor
	Period from March 29, 2010 to May 10, 2010	Three Months Ended June 28, 2009	Period from December 28, 2009 to May 10, 2010	Six Months ended June 28, 2009
		(in thousands)
Professional and service fees directly related to reorganization (1)	$41,184	$9,963	$58,336	$17,114
Provision for allowed claims (2)	28,172	—	5,655	355,333
Gain on discharge of pre-petition obligations	(434,046)	—	(434,046)	—
Interest income	(186)	(121)	(285)	(148)

Total reorganization items	$(364,876)	$9,842	$(370,340)	$372,299

(1)	Includes fees associated with the advisors and service providers to the Debtors.
(2)	Represents the Company’s estimate of allowed claims related primarily to rejection or repudiation of executory contracts and leases and the effects of approved settlements.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Cash paid for professional fees for the periods from March 29, 2010 to May 10, 2010 and from December 28, 2009 to May 10, 2010 was approximately $3.0 million and $10.6 million, respectively. Cash paid for professional fees for the three and six months ended June 28, 2009 was approximately $7.3 million and $15.3 million, respectively.

Fresh Start Condensed Consolidated Balance Sheet

Upon emergence from the Chapter 11 Cases, the Company adopted fresh start accounting as prescribed under ASC 852 “Reorganizations”, which requires the Company to revalue its assets and liabilities to their related fair values. As such, the Company adjusted its stockholders” deficit to equal the reorganization value at the Emergence Date. Items such as accumulated depreciation, accumulated deficit, accumulated other comprehensive income (loss) and allowances for doubtful debt (AFDA) were reset to zero. The Company allocated the reorganization value to its individual assets and liabilities based on their estimated fair values. Items such as, accounts receivable, auction rate securities and cash (whose fair values approximated their book values) reflected values similar to those reported prior to emergence. Items such as prepaid and other current assets, inventory, property, plant and equipment, deferred income tax asset and liability, accounts payable, income tax payable, and deferred income were significantly adjusted from amounts previously reported. Because fresh start accounting was adopted at emergence and because of the significance of LSTC that were relieved upon emergence, the historical financial statements of the Predecessor and the financial statements of the Successor are not comparable.

To facilitate the calculation of the enterprise value of the Successor, management developed a set of financial projections for the Successor using a number of estimates and assumptions. With the assistance of financial advisors, management determined the enterprise value and corresponding equity value of the Successor based on the financial projections using various valuation methods, including: (i) a comparison of the Company’s projected performance to the market values of comparable companies; and (ii) a calculation of the present value of future cash flows based on management projections, both of which were submitted to the Bankruptcy Court for confirmation. Utilizing these methodologies, the equity value of the Successor was estimated by the Bankruptcy Court to be in the range of $872 million and $944 million with an additional increase to the enterprise value by approximately $496 million for Bankruptcy Court-approved distributable value as well as the settlement of administrative claims. Based on the Bankruptcy Court-approved enterprise value ranges and guidance, the Company estimated the enterprise value of the Successor to be approximately $1.5 billion. The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in management’s projections, as well as the realization of certain other assumptions. We cannot provide any assurance that the projections will be achieved or that the assumptions will be realized. The excess equity value (using the midpoint of the range) over the fair value of tangible and identifiable intangible assets has been reflected as goodwill on the Consolidated Fresh Start Balance Sheet. All estimates, assumptions, valuations, appraisals and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company’s control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and the financial projections will be realized, and actual results could vary materially.

The adjustments set forth in the following Fresh Start Consolidated Balance Sheet in the columns captioned “Plan Adjustments” and “Fresh Start Adjustments” reflect the effect of the consummation of the transactions contemplated by the Plan, including the settlement of various liabilities, issuance of securities, incurrence of new indebtedness and cash payments as well as fair value adjustments as a result of the adoption of fresh start accounting.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The effects of the Plan and fresh start accounting on our Consolidated Balance Sheet at May 10, 2010 are as follows:

	Predecessor Balance Sheet	Plan Adjustments		Fresh Start Adjustments		Successor Balance Sheet
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	$358,643	$(103,914	) (a)	$—		$254,729
Auction rate securities	41,854	—		—		41,854
Accounts receivable	112,849	(7,133	) (g)	(15,332	) (q)(r)	90,384
Accounts receivable from related parties	374,417	—		(51,289	) (q)	323,128	(t)
Allowance for doubtful accounts	(62,473)	3,814	(h)	58,659	(q)	—

Accounts receivables, net	424,793	(3,319)		(7,962)		413,512
Inventories	148,966	—		141,937	(i)	290,903
Deferred income taxes	14,324	—		(13,183	) (j)	1,141
Restricted cash	531,313	(525,515	) (a)	—		5,798
Prepaid expenses and other current assets	27,476	(300)		(14,656	) (s)	12,520

Total current assets	1,547,369	(633,048)		106,136		1,020,457
Property, plant and equipment, net	287,100	—		85,593	(k)	372,693
Intangible assets, net	1,212	—		198,288	(l)	199,500
Goodwill	—	—		162,253	(m)	162,253
Deferred income taxes	—	—		20,893	(j)	20,893
Other assets	36,180	(13,315	) (c)	49		22,914

Total assets	$1,871,861	$(646,363)		$573,212		$1,798,710	(t)

Liabilities and Stockholders’ Deficit
Current liabilities:
Short term note	$1,380	$—		$—		$1,380
Senior secured term loan	450,000	(445,500	) (d)	—		4,500
Accounts payable	117,048	(24,411	) (b.2)	25,483	(n)	118,120
Accounts payable to related parties	319,564	—		—		319,564	(t)
Accrued compensation and benefits	33,046	1,750	(f)	232		35,028
Other accrued liabilities	118,905	1,631	(b.1)	19,772	(n)	140,308
Income taxes payable	176	—		—		176
Deferred income taxes	—	—		13,816	(g)	13,816
Rights offering deposits	75,783	29,092	(b)	(104,875	) (b)	—
Current portion of long-term debt and obligations under capital lease	638,108	(628,637	) (b)(a)	(146)		9,325
Deferred income	59,718	—		(47,458	) (o)(r)	12,260

Total current liabilities	1,813,728	(1,066,075)		(93,176)		654,477
Deferred income taxes	21,397	—		(9,324	) (j)	12,073
Long-term debt and obligations and capital lease obligations, less current portion	—	3,044	(b)	496		3,540
Senior secured term loan	—	445,500	(d)	—		445,500
Other long-term liabilities	8,861	—		259		9,120

Commitments and contingencies
Total long-term liabilities	30,258	448,544		(8,569)		470,233
Liabilities subject to compromise	938,522	(938,522)		—		—

Total liabilities	2,782,508	(1,556,053)		(101,745)		1,124,710
New Common Stock	—	—		674,000	(p)	674,000
Stockholders’ deficit	(910,647)	909,690	(e)	957	(e)	—

Total liabilities and stockholders’ deficit	$1,871,861	$(646,363)		$573,212		$1,798,710	(t)

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Plan Adjustments.

The primary Plan adjustment is the elimination of LSTC which is based on all claims received by the Company and accruals made from these claims of estimated final settlements. LSTC amounted to $938.5 million on our Consolidated Balance Sheet immediately prior to May 10, 2010, which were discharged in the Chapter 11 Cases or settled by issuance of the Company’s New Common Stock. In accordance with the Plan, the Company set aside, from total LSTC, those final settlements which were to be settled in cash (approximately $18.4 million) and stock (approximately $486.1 million) and recorded a reorganization gain of approximately $434.0 million in full settlement of the LSTC.

Other Plan adjustments include:

(a)	repayment of Predecessor debt relating to (b) below;

(b)	repayment of FRN. This was recorded in LSTC prior to May 10, 2010. Total principal amount owed to FRNs prior to the Emergence Date amounted to approximately $625.6 million (of the $628.6 million net plan adjustment as noted in (b) in the above table, approximately $3 million related to the reclass of capital lease obligations from short term liability to long term liability).

In addition, accumulated interest owed to FRNs prior to Emergence Date was approximately $13 million ($1.6 million net plan adjustment noted in (b.1) in the table above comprised of $17.6 million of LSTC, offset by the aforementioned $13 million of accumulated interest paid to FRNs and $3 million of accounts payable).

The Company also incurred approximately $19.6 million in professional fees and financing costs relating the settlement of amounts due to FRNs. (the $24.4 million net plan adjustment to accounts payable noted in (b.2) in the table above comprised of the aforementioned $19.6 million of professional fees as well as $4.8 million of accounts payable)

In accordance with the Plan, the Company settled the FRN principal, accumulated interest, professional fees and financing costs (as described above) fully in cash on the Emergence Date. Proceeds from the $450 million senior secured term loan, net proceeds of $104.9 million from the Rights Offering and the Company’s cash balances were utilized to effect the above settlements;

(c)	extinguishment of debt financing costs. In connection with the extinguishment of old debts (Senior Notes, Exchangeable Senior Subordinated Debentures and FRNs) in accordance with the Plan, the Company originally had capitalized and amortized all financing costs relating to such old debt. In accordance with the provisions of ASC 470, “Early Extinguishment of Debt”, the remaining unamortized costs of approximately $13 million was expensed as reorganization expense;

(d)

reclassification of the Term Loan between short-term and long-term obligations. During the first quarter of 2010, prior to emergence and as part of its exit financing strategy, the Company closed a $450 million senior secured five-year term loan facility, the receipt of the proceeds which were contingent upon emergence from the Chapter 11 Cases. The

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Company had recorded the receipts as restricted cash and short term liability as of March 28, 2010 pending the remaining outcome of the Chapter 11 Cases during the second quarter of 2010. Upon emergence, the Company received the loan proceeds and reclassified the long term portion of the loan to long term liability;

(e)	elimination of old equity. Upon the effective date of the Plan, all existing Spansion equity plans (2005 & 2007 Equity Incentive Plans and Saifun Option Plans) and all equity awards thereunder were cancelled. In accordance with ASC 718, “Compensation-Stock Compensation”, the Company recorded, as an adjustment to stockholder’s deficit, the remaining unamortized stock compensation expense of approximately $5.5 million as a reorganization expense in the Income Statement of the Predecessor during the second quarter of 2010. Total adjustments to stockholders’ deficit, net of all adjustments in the “Plan Adjustments” column in the above table, amounted to approximately $909.7 million;

(f)	Chapter 11 emergence bonus payable to the Chief Executive Officer of the Company. In accordance with our employment agreement with our Chief Executive Officer, Mr. Kispert was entitled to a $1.7 million bonus upon the consummation of the Plan, which was consummated on May 10, 2010. Because this bonus was payable only upon the effectiveness of the Plan and was not contingent upon any other performance requirement in the post-emergence period, the Company accounted for the bonus as a Plan adjustment and a reorganization expense in accordance with ASC 805, “Compensation payments for post-combination services”;

(g)	set-off of accounts payable and accounts receivable balances and reorganization gains realized from accounts receivable reserve balances. Of the $7.1 million net plan adjustment noted in (g) in the above table, $11.4 million of accounts receivable relating to a customer was set-off against amounts owed to the same customer as these balances were rendered ineffective upon the confirmation of the Plan, and which was offset by a net $4.3 million reorganization gain, of which $3.9 million related to a credit note issued to a customer which was rendered ineffective as no unsecured claim was received from the customer during the Bankruptcy Court claims process period which closed during the first quarter of fiscal year 2010. Similarly, an additional $0.5 million gain was recorded for a accounts receivable reserve for a customer which was rendered ineffective upon plan confirmation; and

(h)	set-off of allowance for doubtful accounts balance against a gross accounts receivable balance . A $3.8 million allowance for doubtful debt balance relating to a customer was set-off against the gross accounts receivable of $11.4 million ((as noted in (g) above)) as these balances were rendered ineffective upon the confirmation of the Plan.

Fresh Start Adjustments.

Significant adjustments reflected in the Fresh Start Consolidated Balance Sheet based on the revaluation of assets and liabilities are summarized as follows:

(i)

Inventories, net. An adjustment of $ 141.9 million was recorded to increase the net book value of inventories to their estimated fair value. The fair value of finished goods was estimated based on the average selling price less the sum of disposal costs and a

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

reasonable profit allowance for the selling effort. The fair value of work-in-process was estimated based on the average selling price less the sum of cost to complete, disposal costs, and a reasonable profit allowance. Raw materials were carried on the Predecessor’s and Successor’s books at replacement costs and therefore no fair value adjustment was required.

(j)	Deferred Income Tax. Due to various adjustments and revaluations arising from fresh start accounting, both on foreign and domestic entities, deferred tax assets and liabilities associated with certain tangible and intangible assets were revaluated and/or recomputed. Similarly, certain tax attributes such as tax credits, tax allowances and net operating losses were revaluated and/or recomputed, resulting in a net deferred tax adjustment of $3.2 million;

(k)	Land, Property and Equipment, net. A net adjustment of $ 85.6 million was recorded to increase the net book value of tangible fixed assets to their estimated fair value. In valuing its long-lived tangible assets, the Company applied the fair value definition as set forth in ASC 820, “Fair Value Measurement” which states that fair value is the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company identified its long-lived assets as either in use or to be disposed off (either by sale or by scrap). Assets in use were valued under the continued use premise. This premise assumes that the assets will remain “as-is, where is,” and continue to be used at their present location for the continuation of business operations. This value includes all direct and indirect costs necessary to acquire, install, and make the asset operational. Assets to be disposed of were valued on an in-exchange value premise. This premise represents the highest and best use of the asset is an in-exchange if the asset would provide maximum value to market participants principally on a standalone basis;

(l)	Intangible Assets. An adjustment of $198.3 million was recorded (for developed technology, customer relationships, trade name and in-process research and development (IPR&D) based on fair values determined by the Company. As part of its application of fresh start accounting, the Company allocated the reorganization value to its assets and liabilities, including intangible assets using: i) discounted cash flow methodology applied to its financial forecasts and also taking into consideration the enterprise value of the Successor based on the Bankruptcy Court approved enterprise value ranges and methodologies (refer to “Fresh Start Consolidated Balance Sheet” section of this footnote for discussion of the enterprise value), and ii) Guideline Public Company (GPC) methodology, considering data from public companies deemed to be comparable to the Company to develop relevant market multiples which were then applied to the Company’s forecasts provided by Management to calculate its fair value. See Note 9 for details;

(m)	Goodwill. An adjustment of $162.3 million was recorded to reflect the allocation of the reorganized enterprise value of the Successor in excess of the fair value of tangible and identified intangible net assets. See Note 9 for details;

(n)	Accounts Payable and Other Accrued Liabilities. The increase of $25.4 million in Accounts Payable primarily related to the recording of a $25.2 million legal liability arising from the implementation of a new accounting policy upon the adoption of fresh start accounting. See Note 3 for further details.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The increase of $19.8 million in other accrued liabilities was primarily due $16.4 million of liabilities reclassified from deferred income, a $1.3 million increase to an existing liability which was previously discounted to its net present value (when the liability was deemed to be long term in previous accounting periods and which was deemed to be short term as of the Emergence Date) and a $1.4 million accrual for committed purchase orders to vendors;

(o)	Deferred income. An adjustment of $39.5 million was recorded to reduce deferred income to the fair value of the Company’s related future performance obligations. Of the net fresh start adjustment of $47.5 million noted in (o) in the above table, $39.5 million related to deferred income as discussed above and $8.0 million related to other deferred revenue balances set-off against accounts receivable balances (see (r) below for details);

(p)	New Common Stock. All Old Common Stock of the Predecessor was cancelled and the Successor issued New Common Stock in accordance with the Plan. See Note 4 for details;

(q)	Elimination of allowance for doubtful accounts (AFDA). Upon the adoption of fresh start accounting, all of the Predecessor Company’s reserves including AFDA are eliminated as the Successor Company commences operations as a new entity. Therefore, the remaining AFDA balance of $58.7 million prior to the adoption of fresh start accounting was eliminated by setting off the reserves against their original accounts receivable balances;

(r)	Deferred revenue set-off against accounts receivable. In prior accounting periods, the Company had previously recorded deferred revenue from two customers amounting to approximately $8.0 million for invoice collection uncertainties (i.e. collectability of sales proceeds was not reasonably assured). The accounts receivable balances relating to these customers were fully reserved for in prior accounting periods. Therefore, as part of fresh start accounting, the fair values of the deferred revenue and accounts receivable balances in the balance sheet amounted to zero as there were no additional performance obligations to be rendered by the Company. Hence, these two balances were set-off against each other. There was no impact to retained earnings as a result of the above;

(s)	New debt financing costs write off. During the first quarter of 2010, prior to emergence and as part of its’ exit financing strategy, the Company closed a $450 million five-year senior secured term loan facility resulting in debt financing costs of approximately $13.5 million which were capitalized in the predecessor’s financial statements just prior to the Emergence Date. These were paid upon emergence. However, the Company concluded the fair value of the deferred financing costs to be zero as the fair value of the debt was deemed to be at par value. Similarly, the Company also recorded a fresh start adjustment of $0.6 million of financing costs relating to its new unutilized revolving credit facility for which there was no future performance obligations. This resulted in a zero fair value; and

(t)

Net adjustment to enterprise value. Included in accounts receivable/payable to related parties is approximately $283 million receivable/payable to Spansion Japan, representing balances related to transactions between the two companies prior to October 27, 2009 (the date when the Company and Spansion Japan mutually agreed to pricing terms through executed purchase orders). These balances were deemed expunged, released and satisfied on consummation of definitive agreements laid out in the January 8, 2010 Settlement as described above in Note 2. In accordance with the provisions of ASC 450, Contingencies, the Company had previously reserved the accounts receivable in excess

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

of the accounts payable balance to ensure the loss contingency was adequately reserved so that there will be no income statement impact upon the consummation of the distribution of business. With the acquisition of Spansion Japan’s distribution business on May 24, 2010, all material conditions of the Settlement were fulfilled. As a result, the receivable and payable balances due from/to Spansion Japan as of October 27, 2009 were set-off subsequent to May 24, 2010, and prior to the end of the second quarter ended June 27, 2010. Therefore, the enterprise value as of the Emergence Date is the total assets of the Company (approximately $1.8 billion) less $283 million (which was grossed up in accounts receivable and payable in the opening balance sheet as of the Emergence Date). Thus, the enterprise value was approximately $1.5 billion.

3. Summary of Significant Accounting Policies

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

In preparing the Condensed Consolidated Financial Statements for the Predecessor, the Company applied ASC 852 “Reorganizations”, which requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, professional fees associated with the Chapter 11 Cases and certain gains and losses resulting from reorganization of the Company’s business have been reported separately as reorganization items. In addition, interest expense for the Predecessor company has been reported only to the extent that it was paid during the Chapter 11 Cases or that it was probable that it would be an allowed priority, secured, or unsecured claim under the Chapter 11 Cases. Interest income earned during the Chapter 11 Cases is reported as a reorganization item.

Upon emergence from Chapter 11, the Company adopted fresh start accounting in accordance with ASC 852 “Reorganizations”. The adoption of fresh start accounting results in the Company becoming a new entity for financial reporting purposes. Accordingly, the Condensed Consolidated Financial Statements on or after May 10, 2010 are not comparable to the Condensed Consolidated Financial Statements prior to that date. The Company’s Consolidated Statements of Operations for fiscal quarter ended June 27, 2010 and for subsequent periods through fiscal year 2013 will be split into Predecessor and Successor financial statements for as long as any Predecessor financial statements are disclosed.

Fresh start accounting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to ASC 805 “Business Combinations” and ASC 820 “Fair Value Measurements and Disclosures”. The excess reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill on the Condensed Consolidated Balance Sheet. Deferred taxes are determined in conformity with ASC 740 “Income Taxes”. For additional information regarding the impact of fresh start accounting on our Condensed Consolidated Balance Sheet as of June 27, 2010, see “Fresh Start Consolidated Balance Sheet”.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Furthermore, effective March 3, 2009, the Company deconsolidated Spansion Japan because, despite its 100 percent equity ownership interest, the Company no longer controlled Spansion Japan due to the appointment of a trustee in the Spansion Japan Proceeding. Since March 3, 2009, the Company has accounted for its interest in Spansion Japan as a cost basis investment. Transactions between the Company and Spansion Japan after March 3, 2009, have been reflected as transactions with a third party.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements and disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Estimates are used to account for the fair value of fresh start adjustments, the fair value of certain marketable securities, revenue, the allowance for doubtful accounts, inventory, including valuation of acquired intangible assets, impairment of long-lived assets, legal contingencies, income taxes, stock-based compensation expenses, liabilities subject to compromise, the fair value of the debt and liability components of the Company’s Exchangeable Senior Subordinated Debentures and product warranties. Actual results may differ from those estimates, and such differences may be material to the Company’s condensed consolidated financial statements.

Inventories

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or market. The Company writes down inventories based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In connection with fresh start accounting, net inventories were adjusted to increase the carrying value of inventories to estimated fair value on May 11, 2010.

	Successor	Successor	Predecessor
	June 27, 2010	May 11, 2010	December 27, 2009
		(in thousands)
Raw materials	$12,273	$15,675	$14,202
Work-in-process	209,138	236,510	112,469
Finished goods	23,125	41,625	15,052

Inventories	$244,536	$293,810	$141,723

Property, Plant and Equipment

Property, plant and equipment are stated at cost for the Predecessor and revalued at fair value on May 11, 2010 in accordance with fresh start accounting. Depreciation and amortization are provided on a straight-line basis over the existing useful lives of the assets. Pre-emergence fully depreciated assets will be deemed to have useful lives of 12 months post-emergence.

	Successor	Successor	Predecessor
	June 27, 2010	May 11, 2010	December 27, 2009
		(in thousands)
Land	$51,778	$51,778	$20,107
Buildings and leasehold improvements	70,789	70,210	117,553
Equipment	214,460	235,463	318,592
Construction in progress	16,378	15,242	14,345
Accumulated depreciation and amortization	(23,804)	—	(147,887)

Property, plant and equipment, net	$329,601	$372,693	$322,710

Intangible Assets

Intangible assets other than intellectual property include developed technology, customer relationships, trade name and IPR&D which are amortized on a straight-line basis over periods ranging from seven to ten years. See Note 9 for further details.

Goodwill

Goodwill represents the allocated enterprise value in connection with fresh start accounting under ASC 852 and the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in connection with the acquisition of the Spansion Japan Kawasaki distribution business (see Note 9). Goodwill amounts are not amortized, but rather are tested for impairment at least annually or more frequently if there are indicators of impairment present, at a level within the Company referred to as the reporting unit. The Company has historically performed its goodwill impairment analysis as of the last day of the fourth quarter of the fiscal year. With fresh start accounting, the Company plans to assess goodwill for impairment during the fourth quarter of each fiscal year.

Fair Value

The Company re-measured each major category of assets and liabilities at fair value in connection with fresh start accounting with guidance from ASC 820. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

at the measurement date. In measuring fair value, the Company uses a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s best estimate of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for assets and liabilities categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from comparables or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. Please see Note 13 for fair value measurement.

Estimates relating to Litigation Reserve

Upon emergence and as part of fresh start accounting, the Company implemented its litigation reserve policy whereby it would record, on a rolling four quarter basis, the estimated litigation costs that it expects to incur in defending itself in connection with ongoing lawsuits in accordance with the provisions of ASC 450, “Contingencies”. Judgment is necessary to estimate these costs and an accrual is made when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

New Accounting Pronouncement

In April 2010, the FASB issued revised guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The revised guidance should be implemented by recording a cumulative-effect adjustment to the opening balance of

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment on January 1, 2010, except for the additional Level 3 requirements which will be adopted in 2011. The adoption of this guidance has not had, and the Company believes the adoption will not have a material impact on its consolidated financial statements.

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence of selling price or third-party evidence of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The accounting changes summarized in this guidance are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

Financial Statements Reclassifications

Certain prior period amounts in the condensed consolidated statements of operations have been revised to conform to the current period presentation. This is related to the revision of sales to Spansion Japan. There is no material impact to the Company’s results from operations due to these revisions.

4. Capital Stock

Successor Company

Upon emergence, the total number of shares of capital stock that the Company is authorized to issue under its Amended and Restated Certificate of Incorporation is 200,000,001 shares, consisting of: (i)

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

150,000,000 shares of New Common Stock, par value $0.001 per share; (ii) one share of Class B Common Stock, par value $0.001 per share; and (iii) 50,000,000 shares of Preferred Stock, par value $0.001 per share, issuable in one or more series. As of June 27, 2010, there are 59,270,916 shares of Class A Common Stock and one share of Class B Common Stock issued and outstanding.

Common Stock

Except as described below or as required by law, the holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by stockholders and shall vote together as a single class. The holder of Class B Common Stock, which is Silver Lake, shall be entitled to vote for up to two directors to the Board. The holders of Class A Common Stock shall be entitled to vote for all other directors to the Board. The outstanding share of Class B Common Stock shall convert into shares of Class A Common Stock on a share-for-share basis: (i) upon the written consent of the holder of the outstanding Class B Common Stock; (ii) in the event that any person other than SLS Spansion Holdings, Silver Lake or their respective Affiliates and managed accounts becomes the holder of the share of Class B Common Stock; or (iii) after August 2010, Silver Lake’s aggregate ownership interest in the Company ceases to be at least five percent.

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

5. Equity Incentive Plan and Stock-Based Compensation

Plan Description

2010 Equity Incentive Award Plan

On May 10, 2010, upon emergence from the Chapter 11 Cases, the Company’s Board of Directors approved the Spansion Inc. 2010 Equity Incentive Award Plan (the 2010 Plan), under which 6,580,240 shares of New Common Stock have been reserved and made available for issuance in the form of equity awards, including incentive and nonqualified stock options and restricted stock unit (RSU) awards. The 2010 Plan is administered by the Compensation Committee of the Company’s Board of Directors, and that committee has the authority to, among other things, grant awards, delegate certain of

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

its powers, accelerate or extend the vesting or exercisability of awards and determine the date of grant of an award. The maximum term of any stock option granted under the 2010 Plan is seven years from the date of grant and the exercise price of each option is determined under the applicable terms and conditions as approved by the Compensation Committee.

The 2010 Plan provides that grants may be awarded to an officer or employee, a consultant or advisor, or a non-employee director of the Company or its subsidiaries. Incentive stock options may only be granted to employees of the Company or its subsidiaries. The exercise price of each stock option shall not be less than 100 percent of the fair market value of the New Common Stock on the date of grant (not less than 110 percent if such stock option is granted to a person who has more than 10 percent of the total combined voting power of all classes of stock of the Company or any subsidiary.

Under the 2010 Plan, one third of the stock options vest on January 31, 2011, and then 1/36 per month for the next two years, and expire if not exercised by the seventh anniversary of the grant date. Ten percent of the RSU awards for U.S.-based employees granted on May 10, 2010 will vest immediately, up to a maximum of 100 shares per employee. The remainder will vest in four substantially equal installments on the last trading day in January of each year from 2011 through 2014. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated or forfeited, or fail to vest will again be available for grant under the 2010 Plan.

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense by financial statement caption for the Successor (2010 Plan) and the Predecessor (2005 Plan, 2007 Plan, Saifun 2003 Plan, Saifun Semiconductor Ltd. 2001 Share Option Plan and Saifun Semiconductor Ltd. 1997 Share Option Plan), resulting from the Company’s stock options and RSU awards for the three and six months ended June 27, 2010, respectively.

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	Period from May 11, 2010 (1)	Period from March 29, 2010	Three Months	Period from May 11, 2010 (1)	Period from December 28, 2009	Six Months
	to June 27, 2010	to May 10, 2010 (1)	Ended June 28, 2009	to June 27, 2010	to May 10, 2010 (1)	ended June 28, 2009
			(in thousands)
Cost of sales	$722	$73	$419	$722	$346	$1,802
Research and development	398	172	817	398	683	2,386
Sales, general and administrative	825	55	902	825	566	3,380
Expense on cancellation of old equity incentive plans	—	5,457	—	—	5,457	—
Stock-based compensation expense before income taxes	1,945	5,757	2,138	1,945	7,052	7,568

Income tax benefit	—	—	—	—	—	—

Stock-based compensation expense after income taxes	$1,945	$5,757	$2,138	$1,945	$7,052	$7,568

(1)	May 10, 2010 is the date on which all old equity incentive plans were cancelled and the 2010 Plan took effect.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The fair value of the Company’s stock options granted on May 10, 2010 under the 2010 Plan was $5.04 per share. The fair value of each stock option was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for grants:

Weighted Average for the period from May 10, 2010 to June 27, 2010
Expected volatility	58.00%
Risk-free interest rate	1.88%
Expected term (in years)	4.30
Dividend yield	0.00%

The Company’s dividend yield is zero because the Company has never paid dividends and does not have plans to do so over the expected life of the stock options. As the Company emerged as a new public company for which historical information is not relevant, it considered historical and implied volatilities from peer companies who are in the same industry sector with similar characteristics to estimate the expected volatility over the option term. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bond with a remaining term equal to the expected stock option life. The expected term is based on the “simplified method” for developing the estimate of the expected life of a “plain vanilla” stock. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

The Company estimated forfeitures based on its historical forfeiture rates. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. The forfeiture rate for stock options and RSUs granted on May 10, 2010 is estimated to be 16.8 percent and the Company will update the forfeiture rate on a periodic basis thereafter.

As of June 27, 2010, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $31.7 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2014.

Successor

Authorized Shares; Limits on Awards

The aggregate number of shares of New Common Stock which may be issued or transferred pursuant to Awards under the 2010 Plan is the sum of (i) 6,580,240 (provided, that the aggregate number of shares of New Common Stock which may be issued or transferred pursuant to full value Awards is 3,290,120) and (ii) an annual increase on the first day of each year beginning in 2011 and ending in 2015, equal to the least of (A) seven million (7,000,000) shares; (B) a percentage of the shares of New Common Stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year as follows: 7% for the increase made January 1, 2011, 6% for the increase made January 1, 2012, 4.5% for the increase made January 1, 2013 and 3.5% for the increases made thereafter; and (C) such smaller number as may be determined by the Board prior to the first day of such year. No more than 6,580,240 shares of New Common Stock may be issued upon the exercise of incentive stock options.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Shares Available to Grant

The numbers of shares of New Common Stock available for grant at June 27, 2010 under the 2010 Plan are shown in the following table:

Number of shares available for grant:
Shares reserved for grant under the 2010 Plan (1)	6,580,240
Stock options granted through June 27, 2010, net of cancelled stock options	(3,031,436)
RSU awards granted through June 27, 2010, net of cancelled RSU awards	(3,018,481)

Shares available for grant under the 2010 Plan	530,323

(1)	The 6,580,240 shares reserved for grant are in accordance with the Company’s 2010 Equity Incentive Plan.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information under the 2010 Plan for the periods presented:

	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options:
Outstanding as of May 10, 2010	—	$—	—	$—
Granted	3,031,436	$10.51
Cancelled	—	$—
Exercised	—	$—

Outstanding as of June 27, 2010	3,031,436	$10.51	6.87	$20,583

Exercisable as of June 27, 2010	—	$—	—	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the New Common Stock’s closing sales price of $17.30 as of June 25, 2010, which would have been received by the stock option holders had all stock option holders exercised their in-the-money stock options as of that date.

The following table summarizes RSU award activities and related information for the periods presented:

	Number of Shares	Weighted-Average Grant-date Fair Value
Restricted Stock Units:
Unvested as of May 10, 2010	—	$—
Granted	3,033,686	$10.51
Cancelled	(15,205)	$10.51
Vested	(48,660)	$10.51

Unvested as of June 27, 2010	2,969,821	$10.51

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Predecessor

Under the Plan and upon the Company’s emergence from the Chapter 11 Cases on the Emergence Date, the Predecessor’s outstanding equity securities, including all shares of Old Common Stock and options to purchase shares of Old Common Stock, were cancelled. The Company accelerated approximately $5.5 million of unrecognized compensation cost as of May 10, 2010, related to unvested stock options and RSU awards under the Predecessor equity plans. The charge was recorded as a reorganization item during the second quarter of fiscal 2010.

No stock options were granted in the three and six months ended June 27, 2010 and June 28, 2009 respectively, under the Predecessor equity plans.

6. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Successor	Predecessor		Successor	Predecessor
	Period from May 11, 2010 to June 27, 2010	Period from March 29, 2010 to May 10, 2010	Three Months Ended June 28, 2009	Period from May 11, 2010 to June 27, 2010	Period from December 28, 2009 to May 10, 2010	Six Months ended June 28, 2009
		(in thousands except for per-share amounts)
Net income (loss)	$(18,214)	$359,972	$(7,253)	$(18,214)	$363,624	$(519,888)

Weighted-average shares—basic	59,271	162,513	161,778	59,271	162,439	161,530
Effect of dilutive potential common	—	5	—	—	171	—

Weighted-average shares—diluted	59,271	162,518	161,778	59,271	162,610	161,530

Net income (loss) per share—basic	$(0.31)	$2.22	$(0.04)	$(0.31)	$2.24	$(3.22)

Net income (loss) per share—diluted	$(0.31)	$2.21	$(0.04)	$(0.31)	$2.24	$(3.22)

Employee stock options, unvested RSUs and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and unvested RSUs which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

For the three and six months ended June 28, 2009, the Company excluded from its diluted per share computation approximately 20.7 million potential shares of Old Common Stock issuable upon exercise of outstanding stock options, upon vesting of outstanding RSUs and upon exchange of Spansion LLC’s Exchangeable Senior Subordinated Debentures because they had an anti-dilutive effect due to the net loss recorded in the period.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Successor	Predecessor		Successor	Predecessor
	Period from May 11, 2010 to June 27, 2010	Period from March 29, 2010 to May 10, 2010	Three Months Ended June 28, 2009	Period from May 11, 2010 to June 27, 2010	Period from December 28, 2009 to May 10, 2010	Six Months ended June 28, 2009
			(in thousands)
Net income (loss)	$(18,214)	$359,972	$(7,253)	$(18,214)	$363,624	$(519,888)
Net change in pension plan, net of taxes	—	—	—	—	—	123
Net change in cumulative translation adjustment	225	—	—	225	—	(25,073)
Net change in unrealized losses on marketable securities, net of $0 taxes	—	—	(176)	—	—	(449)

Total comprehensive income (loss)	$(17,989)	$359,972	$(7,429)	$(17,989)	$363,624	$(545,287)

For the period from March 29, 2010 to May 10, 2010, the net income of $360.0 million was primarily attributable to the recognition of reorganization gain of $364.9 million as a result of discharge of prepetition obligations upon Emergence from Chapter 11 Cases, partially offset by various operating expenses.

8. Related Party Transactions

Spansion Japan

As discussed in Note 3, in the section entitled, “Basis of Presentation,” despite its 100 percent equity ownership interest in Spansion Japan, the Company has not included Spansion Japan in its consolidated financial statements since March 3, 2009 as it no longer controls Spansion Japan due to the appointment of a trustee in the Spansion Japan Proceeding. Since that date, the Company has accounted for its interest in Spansion Japan as a cost basis investment and treats Spansion Japan as a related party for financial reporting purposes.

Effective June 27, 2010, Spansion Japan’s POR was confirmed by the Tokyo District Court. The POR provides for Spansion Japan to redeem shares held by its shareholders without consideration, cancel such shares and issue new shares to unsecured creditors. According to the POR, the redemption, cancellation and new issuance is scheduled to take place at the end of September 2010. Until that time, the Company will continue to be the 100 percent equity owner of Spansion Japan.

On February 2, 2010, the Company and Spansion Japan entered into a foundry agreement whereby the Company will purchase from Spansion Japan: (i) a minimum of 10 billion yen (equivalent to $111.8 million at June 27, 2010) worth of wafers over six quarters beginning with the first quarter of 2010 and ending with the second quarter of 2011; and (ii) minimum sort services of $7.7 million for the first quarter of 2010 and $8.9 million for each quarter from the second quarter of 2010 to the second quarter of 2011, with both sort services and wafer production subject to normal and customary foundry performance conditions. This agreement replaced an earlier foundry agreement whereby Spansion Japan manufactured wafers for the Company based on a five-quarter rolling production forecast and in exchange, the Company reimbursed Spansion Japan for its manufacturing cost, plus a surcharge of 6 percent. The Company’s motion to reject the earlier foundry agreement was approved by the U.S. Bankruptcy Court on November 19, 2009.

Spansion Japan continued in its historical role as the sole distributor of the Company’s products in Japan, whereby it purchased products from the Company and sold them to customers in Japan, primarily through a subsidiary of Fujitsu Limited, until May 24, 2010. On May 24, 2010, the Company acquired the distribution business from Spansion Japan and subsequently has been distributing its products in Japan through a wholly owned subsidiary, Nihon Spansion Limited. With the acquisition of

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Spansion Japan’s distribution business, all material conditions of the January 8, 2010 Settlement were fulfilled and the Company set off the receivable and payable balances due from/to Spansion Japan as of October 27, 2009 (the date when the Company and Spansion Japan mutually agreed to pricing terms through executed purchase orders). All transactions with Spansion Japan are now being settled on a regular basis on mutually agreed upon terms.

The following tables present the significant related party transactions between the Company and Spansion Japan:

	Successor	Predecessor		Successor	Predecessor
	Period from May 11, 2010 to June 27, 2010	Period from March 29, 2010 to May 10, 2010	Three Months Ended June 28, 2009	Period from May 11, 2010 to June 27, 2010	Period from December 28, 2009 to May 10, 2010	Period from March 3, 2009 to June 28, 2009
			(in thousands)
Sales to Spansion Japan	$4,801	$24,496	$104,184	$4,801	$78,705	$145,929
Wafer purchases from Spansion Japan	$4,357	$25,432	$58,856	$4,357	$80,160	$95,839
Payment to Spansion Japan for R&D service	$143	$655	$5,838	$143	$2,686	$7,815

The following table presents the account balances between the two companies as of June 27, 2010 and December 27, 2009, respectively:

	Successor	Predecessor
	June 27, 2010	December 27, 2009
	(in thousands)
Trade accounts receivable from Spansion Japan	$13,201	$366,602
Trade accounts payable to Spansion Japan	$(24,402)	$(331,151)
Deferred income on shipments to Spansion Japan	$(397)	$(12,029)

Fujitsu

Fujitsu Limited (Fujitsu) was a holder of greater than 10 percent of the Company’s voting securities prior to its emergence from the Chapter 11 Cases on May 10, 2010. On emergence from the Chapter 11 Cases, the Company’s common stock issued prior to May 10, 2010 was cancelled and New Common Stock issued in accordance with the Plan. As a result, Fujitsu no longer holds greater than 10 percent of the Company’s voting securities and has ceased to be a related party since that date.

The Company did not have significant transactions and account balances directly with Fujitsu following the deconsolidation of Spansion Japan effective March 3, 2009. The following table presents the significant related party transactions between the Company and Fujitsu for the six months ended June 28, 2009.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Predecessor
Six Months Ended
June 28, 2009
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

9. Intangible assets and Goodwill

As part of its application of fresh start accounting, the Company allocated the reorganization value to its assets and liabilities, including intangible assets using: i) discounted cash flow methodology applied to its financial forecasts and also taking into consideration the enterprise value of the Successor based on the Bankruptcy Court approved enterprise value ranges and methodologies (refer to Note 2 for discussion of the enterprise value), and ii) GPC methodology, considering data from public companies deemed to be comparable to the Company to develop relevant market multiples which were then applied to the Company’s forecasts provided by Management to calculate its fair value. Amortizable intangible assets included developed technology, customer relationships, trade name and trademarks and their estimated useful lives are between seven to ten years. Indefinite-lived assets included IPR&D and goodwill.

Intangible assets at June 27, 2010 and December 27, 2009 are as follows:

	Successor	Predecessor
	June 27 , 2010	December 27, 2009
	(in thousands)
Developed technology	$65,900	$1,646
Customer relationships	92,524	—
Trade name	8,200	—

Total amortizable intangible assets	166,624	1,646
Less: accumulated amortization	(2,348)	(316)

Intangible assets, net	164,276	1,330
IPR&D	43,000	—
Goodwill	165,553	—

Intangible assets and goodwill, net	$372,829	$1,330

Customer relationships (which is amortized over a useful life of ten years) and goodwill included $10.1 million and $3.3 million, respectively, of intangibles assets arising from the acquisition of the Spansion Japan distribution business at Kawasaki, Japan (refer to Note 2) as of May 24, 2010.

The Company reviews Goodwill for impairment at least annually in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In-Process Research and Development

As part of the application of fresh start accounting, approximately $43 million was allocated to IPR&D which includes projects that have not reached technological feasibility and have no alternative future use at the time of the valuation. These projects related to the development of process technologies to manufacture flash memory products based on 65 nanometer process technology. The values assigned to IPR&D was determined using a discounted cash flow methodology , specifically an excess earnings approach, which estimates value based upon the discounted value of future cash flow expected to be generated by the in-process projects, net of all contributory asset returns. The approach includes consideration of the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products.

The discount rates applied to individual projects were selected after consideration of the overall estimated weighted average cost of capital and the discount rates applied to the valuation of the other assets acquired. Such weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. In developing the estimated fair values, the Company used a discount rate of 17.5 percent.

If an IPR&D project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed and sales of related product commenced. If an IPR&D project becomes impaired or is abandoned, the carrying value of the related intangible asset would be written down to its fair value and an impairment charge would be recorded in the period in which the impairment occurs.

10. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products. Changes in the Company’s liability for product warranty during the three and six months ended June 27, 2010 are as follows:

	Three Months Ended	Six Months Ended
	June 27, 2010	June 27, 2010
	(in thousands)
Balance at beginning of period (Predecessor)	$3,619	$3,841
Provision for warranties issued	761	1,694
Settlements	(727)	(852)
Changes in liability for pre-existing warranties during the period	(484)	(1,514)

Balance at May 10, 2010 (Predecessor)	$3,169	$3,169

Provision for warranties issued	594	594
Settlements	(158)	(158)
Changes in liability for pre-existing warranties during the period	(187)	(187)

Balance at June 27, 2010 (Successor)	$3,418	$3,418

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Changes in the Company’s liability for product warranty during the three and six months ended June 28, 2009 are as follows:

	Predecessor
	Three Months Ended	Six Months Ended
	June 28, 2009	June 28, 2009
	(in thousands)
Balance at beginning of period	$1,478	$1,489
Provision for warranties issued	948	1,871
Settlements	(332)	(504)
Changes in liability for pre-existing warranties during the period	811	49

Balance at end of period	$2,905	$2,905

In addition to product warranties, the Company, from time to time in its normal course of business, indemnifies other parties, with whom it enters into contractual relationships, including customers, directors and officers, lessors and other parties, with respect to certain matters, including specified losses arising from a breach of representations or covenants, third-party infringement claims or other claims. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision.

11. Debt and Capital Lease Obligations

The following table summarizes the Company’s debt and capital lease obligations at June 27, 2010 and December 27, 2009:

	Successor	Predecessor
	June 27 , 2010	December 27, 2009
	(in thousands)
Debt obligations:
Senior Notes	$—	$233,440
Exchangeable Senior Subordinated Debentures	—	109,233
Senior Secured Floating Rate Notes	—	625,593
UBS Loan Secured by Auction Rate Securities	—	64,150
Senior Secured Term Loan	450,000	—
Obligations under capital leases	11,531	18,861

Total debt and capital lease obligations	461,531	1,051,277
Less: amount subject to compromise	—	987,127

Total debt and capital lease obligations not subject to compromise	461,531	64,150

Less: current portion	13,798	64,150

Long-term debt and capital lease obligations not subject to compromise	$447,733	$—

New Debt and Capital Lease Obligations and Activities for the six months ended June 27, 2010

Exit Financing

Pursuant to the Plan, the holders of allowed claims were offered the right to purchase a total of 12,974,496 shares of the New Common Stock upon emergence from the Chapter 11 Cases at a price of $8.43 per share (the Rights Offering). The number of shares available to each eligible claimant was based on each claimant’s proportionate allowed claim. On January 25, 2010, the Company entered into a Backstop Rights Purchase Agreement with Silver Lake whereby Silver Lake committed to purchase the balance of Rights Offering shares not otherwise subscribed for by the Rights Offering participants. The Company received net proceeds of approximately $104.9 million through the Rights Offering on February

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

9, 2010. In addition, the Company closed a $450 million five-year Senior Secured Term Loan Agreement (Term Loan). Upon the Company’s emergence on May 10, 2010, the proceeds from the Rights Offering and the Term Loan, together with other sources of cash available to the Company, were used to fully discharge the balance of the FRN claims of approximately $638 million.

Union Bank of Switzerland (UBS AG) Loan Secured by Auction Rate Securities (ARS)

In June 2010, the Company repaid the remaining balance outstanding under the UBS AG loan from proceeds from a partial redemption of the Company’s ARS.

Senior Secured Term Loan

On February 9, 2010, Spansion LLC, the wholly owned operating subsidiary of the Company, borrowed $450 million under the Term Loan. In connection with the Term Loan, the Predecessor incurred financing points, fees to the arrangers and legal costs of approximately $11.1 million, of which approximately $3.3 million and $7.8 million were recorded as interest expense during the three months ended June 27, 2010 and March 28, 2010, respectively. In addition, the Company paid the lenders approximately $10 million of financing fees upon the release of Term Loan funds from escrow.

Interest on the Term Loan accrues at a rate per annum, reset quarterly, equal to the prime lending rate or the Federal Funds rate plus 0.50%, whichever is higher but not less than 3.00%, plus 4.50%. Alternatively, the Company has the option to choose 1-month, 3-month, and 6-month LIBOR rate, or choose 9-month and 12-month LIBOR with the consent of all the lenders and the interest on the Term loan accrues at a rate per annum equal to the LIBOR or 2.00%, whichever is higher, plus 5.50%. Interest is payable quarterly in arrears. As of June 27, 2010, the Term Loan carried interest at 7.5%.

The Term Loan is secured by the assets of the Company including, among other items, a first priority lien on property, plant and equipment and inventory, and a second priority lien on account receivables and cash. Based on certain agreed upon thresholds, the Term Loan will require net cash proceeds from asset sales or other dispositions of property, extraordinary cash receipts, and other future cash flows to be used to prepay the outstanding balance of the loan. Voluntary prepayments of borrowings will be permitted in whole or in part, in minimum principal amounts to be agreed upon, at any time on or prior to February 9, 2011 at a price equal to 101% of the principal amount of such borrowings being prepaid plus all accrued and unpaid interest plus breakage costs, if any, and thereafter at any time without premium or penalty. The Company is subject to a number of financial covenants beginning June 27, 2010, including a minimum consolidated interest coverage ratio of 3.75 to 1.0, a maximum leverage ratio of 2.50 to 1.0 until September 25, 2011 and a maximum leverage ratio of 2.0 to 1.0 thereafter, and maximum permitted capital expenditures of $75 million in 2010, $100 million in 2011 and $125 million in 2012 and each fiscal year thereafter. Any capital expenditure amount not expended in the fiscal year for which the Company is permitted may be carried over for expenditure in the succeeding fiscal year in an amount not to exceed $25 million in any fiscal year. As of June 27, 2010, the Company is in compliance with all of the financial covenants under the Term Loan.

The Company has entered into a hedging arrangement with a financial institution subsequent to June 27, 2010 to hedge the variability of interest payments attributable to fluctuations in the LIBOR benchmark interest rate.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Revolving Credit Facility

On May 10, 2010, the Company finalized an agreement with Bank of America and other financial institutions for the Revolving Credit Facility in an aggregate amount of up to $65 million to supplement its working capital. Available amounts for borrowing under the Revolving Credit Facility, net of reserves, are limited to 85 percent of eligible accounts receivable and 25% of ineligible receivables subject to a cap of $10 million. The Revolving Credit Facility is subject to a number of covenants including fixed charge ratio coverage of 1.00 to 1.00 when unrestricted cash and availability under the facility is below $40 million. As of June 27, 2010, the Company has not made any draw downs against this facility and is in compliance with all of the financial covenants under the Revolving Credit Facility which was entered into as a pre-condition to obtaining the Term Loan.

Impact of Emergence from Chapter 11 Cases

Upon the Company’s emergence from Chapter 11, the Senior Notes and Exchangeable Senior Subordinated Debentures are being settled by distribution from the 46,247,760 shares of the Company’s New Common Stock reserved to holders of allowed general, unsecured claims. On May 10, 2010, the unamortized portion of the capitalized financing costs related to these two debts were fully written off as a result of the Company’s Plan adjustments.

Impact of Chapter 11 Cases

As discussed in Note 3, the accounting guidance for entities in Chapter 11 reorganization provides that interest expense should be reported only to the extent that it will be paid during the Chapter 11 Cases proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. On that basis, the Company ceased accruing interest as of the Petition Date (March 1, 2009) on its Senior Notes and Exchangeable Senior Subordinated Debentures. In addition, accretion of the discounted carrying value of the Exchangeable Senior Subordinated Debentures ceased on March 1, 2009. The Company continued to accrue interest on the FRN through the Emergence Date and the UBS loan secured by ARS. For the period from March 29, 2010 to May 10, 2010, reported interest expense was $11.2 million while the contractual interest obligation was $16.1 million. For the period from December 28, 2009 to May 10, 2010, reported interest expense was $30.6 million while the contractual interest obligation was $46.2 million.

12. Income Taxes

The following table presents the provision for (benefit from) income taxes of the Company:

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	Period from May 11, 2010 to June 27, 2010	Period from March 29, 2010 to May 10, 2010	Three Months ended June 28, 2009	Period from May 11, 2010 to June 27, 2010	Period from December 28, 2009 to May 10, 2010	Six Months ended June 28, 2009
			(in thousands)
(Benefit from) provision for income taxes	$(21)	$1,235	$261	$(21)	$1,640	$429

The Company recorded immaterial income tax benefits from May 11, 2010 to June 27, 2010 and $1.2 million income tax expenses from March 29, 2010 to May 10, 2010, as compared to an income tax expense of approximately $0.3 million in the three months ended June 28, 2009. The income tax expense recorded from March 29, 2010 to May 10, 2010 was primarily related to tax provisions in profitable foreign locations of $1.2 million. The income tax expense recorded in the three months ended June 28, 2009 was primarily related to tax provisions in profitable foreign locations of $0.3 million.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company recorded an income tax expense of approximately $1.6 million in the six months ended June 27, 2010, as compared to an income tax expense of approximately $0.4 million in the six months ended June 28, 2009. The income tax expense recorded in the six months ended June 27, 2010 was primarily related to tax provisions in profitable foreign locations of $1.6 million. The income tax expense recorded in the six months ended June 28, 2009 was primarily related to tax provisions in profitable foreign locations of $0.4 million.

Due to emergence from bankruptcy, in the six months ended June 27, 2010, the Company also recorded an increase of $12.0 million in deferred tax liabilities, consisting of previously unrecognized tax benefits of $10.0 million and interest and penalties of $2.0 million in connection with certain intercompany arrangements.

As of June 27, 2010, all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on the Company’s assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

13. Fair Value Measurements

ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. This guidance was applied to the valuation of assets and liabilities in connection with the Company’s fresh start accounting and as recorded by the Predecessor Company at May 10, 2010.

There are three general valuation techniques that may be used to measure fair value, as described below:

(A)	Market approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(B)	Cost approach — Based on the amount that currently would be required to reproduce or replace the service capacity of an asset (reproduction cost or replacement cost); and

(C)	Income approach — Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, option-pricing models, the excess earnings method, and the royalty savings method).

I.	Net present value method is an income approach where a stream of expected cash flows is discounted at an appropriate discount rate.

II.	The excess earnings method is a variation of the income approach where the value of a specific asset is isolated from its contributory assets.

Fair value information for each major category of assets and liabilities measured on a nonrecurring basis as part of fresh start accounting during the period is included in Note 2. The Company remeasured its assets and liabilities at fair value on May 10, 2010 as required by ASC 852 using the guidance for measurement found in ASC 805. The gains and losses related to these fair value adjustments were recorded by the Successor Company as adjustments to accumulated deficit.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of June 27, 2010 and December 27, 2009, the fair value measurements of the Company’s financial assets consisted of the following and which are categorized in the table below based upon the fair value hierarchy:

	Successor				Predecessor
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	June 27, 2010				December 27, 2009
				(in thousands)
Money market funds	$—	$—	$—	$—	$20.0	$—	$—	$20
Auction rate securities	—	—	25,886	25,886	—	—	100,335	100,335
Put option	—	—	—	—	—	—	6,790	6,790

Total financial assets	$—	$—	$25,886	$25,886	$20	$—	$107,125	$107,145

The tables below present reconciliations for the ARS and put option, the Company’s Level 3 financial assets, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 27, 2010 and June 28, 2009, respectively:

	Three Months Ended June 27, 2010		Six Months Ended June 27, 2010
	Auction rate securities	Put option	Auction rate securities	Put option
		(in thousands)
Balance at beginning of period (Predecessor)	$75,155	$4,645	$100,335	$6,790
Redemptions at par	(35,100)	—	(62,425)	—
Change in fair value	1,800	(1,800)	3,945	(3,945)

Balance at May 10, 2010 (Predecessor)	$41,855	$2,845	$41,855	$2,845

Redemptions at par	(16,750)	—	(16,750)	—
Change in fair value	781	(781)	781	(781)

Balance at June 27, 2010 (Successor)	$25,886	$2,064	$25,886	$2,064

	Predecessor
	Three Months Ended June 28, 2009		Six Months Ended June 28, 2009
	Auction rate securities	Put option	Auction rate securities	Put option
		(in thousands)
Balance at beginning of period	$104,848	$16,314	$94,014	$27,465
Redemptions at par	(250)	—	(250)	—
Change in fair value	6,241	(5,503)	17,075	(16,654)

Balance at end of period	$110,839	$10,811	$110,839	$10,811

The changes in the fair values of the ARS and put option are reflected as components of interest and other income (expense), net.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Auction Rate Securities and Put Option

At June 27, 2010, the Company held $25.9 million of ARS which are backed by student loans and substantially all of which are guaranteed by the U.S. government Federal Family Education Loan Program (FFELP) and which had credit ratings of AAA and Aaa. These ARS are classified within Level 3, given the failures in the auction markets subsequent to February 2008 and the lack of any correlation of these instruments to other observable market data. Therefore their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

In November 2008, the Company accepted an offer to participate in an ARS settlement from UBS, its broker, providing the Company the right, but not the obligation, to sell to UBS up to 100 percent of its ARS at par. The Company’s right to sell the ARS to UBS commencing June 30, 2010 through July 2, 2012 represented a put option for a payment equal to the par value of the ARS.

At June 27, 2010, there was insufficient observable ARS market information available to determine the fair value of the Company’s ARS investments. Therefore, the Company estimated the fair values of its ARS investments at June 27, 2010 using a discounted cash flow (DCF) methodology. Significant inputs used in the DCF models were the credit quality of the instruments, the percentage and the types of guarantees, the probability of the auction succeeding or the security being called prior to final maturity, and an illiquidity discount factor. The key assumptions used in the DCF analysis to determine the fair values as of June 27, 2010 were the discount factor to be applied and the period over which the cash flows would be expected to occur. The discount factor used was based on the three-month LIBOR (0.53 percent as of June 27, 2010) adjusted by 70 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of the valuation. In addition, the discount factor was incrementally adjusted for a liquidity discount of 125 bps to reflect the lack of an active market. The Company applied this discount factor over the expected life of the estimated cash flows of its ARS with projected interest income of 1.32 percent per annum. The projected interest income is based on a trailing 12-month average 91-day U.S. Treasury Bill Rate at 0.12 percent as of June 27, 2010 plus 120 bps, which is the average annual yield of the Company’s ARS assuming auctions continue to fail.

The ARS are classified as current assets because the put option was exercisable on June 30, 2010.

The Company has sold its entire ARS at par between June 27, 2010 and July 28, 2010.

14. Restructuring Charges

In the three and six months ended June 27, 2010, as part of its ongoing strategic effort to reduce costs and conserve cash, the Company eliminated regular and contract positions globally, through consolidations, attrition, and a reduction in regular, contract and temporary workers in manufacturing, engineering, management and administrative support functions.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Restructuring charges for the periods from March 29, 2010 to May 10, 2010 and from December 28, 2009 to May 10, 2010 were as follows:

	Predecessor
	Period from March 29, 2010 to May 10, 2010	Three Months ended June 28, 2009	Period from December 28, 2009 to May 10, 2010	Six Months ended June 28, 2009
	(in thousands)
Employee severance pay and benefits	$437	$6,427	$1,397	$27,640
Professional fees	99	1,465	300	4,091
Relocation of property, plant and equipment	78	2,321	156	2,424
Utilities, deinstallation and tax expenses for Sub-micron
Development Center (SDC) building	564	—	1,404	—
Others	166	—	(142)	—

Cash settled restructuring charges	1,344	10,213	3,115	34,155
Depreciation and write-off fixed assets	759	3,999	4,963	3,999
Gain recognized on sale of Suzhou plant	(1,548)	—	(5,224)	—
Gain from sale of fixed assets	(3,340)	—	(5,542)	—
Other	—	—	(84)	—

Total restructuring charges (credits)	$(2,785)	$14,212	$(2,772)	$38,154

The following table summarizes the restructuring accrual activity for the periods from March 29, 2010 to May 10, 2010 and from December 28, 2009 to May 10, 2010:

	Predecessor
	Period from March 29 to May 10, 2010	Period from December 28 to May 10 2010
	(in thousands)
Accrued restructuring balance at beginning of period (Predecessor)	$11,729	$11,954
Additional accruals for cash settled restructuring charges	1,344	3,115
Adjustments	(9,304)	(9,283)
Cash payments	(979)	(2,996)

Accrued restructuring balance at May 10, 2010 (Predecessor)	$2,790	$2,790

The accrued restructuring balance was included in accrued compensation and benefits in the Company’s condensed consolidated balance sheet as of June 27, 2010 and December 27, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report .We also face risks and uncertainties associated with emergence from the Chapter 11 Cases ; claims not discharged in the Chapter 11 Cases and their effect on our results of operations and profitability; substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives and risks and uncertainties relating to our business including our ability to: narrow our strategic focus to primarily the embedded portion of the of the Flash memory market in an effective and timely manner; improve our gross margins and continue to implement successfully our cost reduction efforts; control our operating expenses, particularly our sales, general and administrative costs; obtain additional financing in the future; obtain materials in support of our business at terms favorable to us; retain and expand our customer base in our focus markets, and retain and grow our share of business within our customer base; successfully introduce our next generation products to market in a timely manner; effectively and timely achieve volume production of our next generation products; penetrate further the Flash memory market with our high density products and expand the number of customers in emerging markets; successfully develop and transition to the latest technologies; develop NAND products based on our MirrorBit technology, and NOR products based on our Eclipse architectures, and achieve customer acceptance of these products; develop systems-level solutions that provide value to customers of our products; enter new markets not traditionally served by Flash memory; negotiate successfully patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; and effectively manage, operate and compete in the current sustained economic downturn and extraordinarily volatile market conditions effected in part by cautious capital spending by our customers as they face their own economic challenges. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

Overview

Spansion Inc. is a semiconductor manufacturer headquartered in Sunnyvale, California, with research and development, manufacturing and assembly operations in the United States, the Middle East, and Asia. We design, develop, manufacture, market, sell and license Flash memory technology and solutions.

Our Flash memory devices are used primarily to store microprocessor instructions (code), or code and data in embedded applications, and are incorporated into a broad range of electronic products, including automotive electronics such as navigation systems and engine control, PC and peripheral computing equipment such as printers, consumer equipment such as set top boxes and home networking, communication equipment such as enterprise networking and cellular infrastructure, arcade gaming equipment, industrial control equipment and mobile phones.

In the second quarter of 2010, we delivered sequential quarterly revenue growth after adjusting for the write off of deferred revenue as part of fresh start accounting. These results were driven by increasing unit demand in our broad-based embedded business, as well as increasingly stable average selling prices (ASPs). We continue to believe that our emergence from the Chapter 11 Cases will give us an opportunity to reverse the trend of market share losses we sustained while in bankruptcy.

Historically, we have provided products to both the wireless and embedded NOR markets. During the first quarter of 2009, we elected to exit a large portion of the wireless market because it was not profitable to pursue. As such, our revenues with respect to the wireless products are likely to remain significantly below the levels we experienced before the decision to exit. Our wireless revenues have stabilized in 2010 as we have substantially completed the adjustment of our wireless product portfolio. Also, we will continue to benefit from the reduction in engineering and manufacturing expenses resulting from our actions during the bankruptcy period to include our exiting a large portion of the wireless business. We believe that our earnings should also continue to benefit from the restructuring, reorganization and expense reductions that occurred during the bankruptcy period, and that earnings growth will be driven by improving operating leverage and profitability as we seek to increase our revenues.

Creditor Protection Proceedings Background

On March 1, 2009, Spansion Inc., Spansion LLC, Spansion Technology LLC, Spansion International, Inc., and Cerium Laboratories LLC (the Debtors) each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the Chapter 11 Cases). The Chapter 11 Cases were being jointly administered under Case No: 09-10690 (KJC). On May 10, 2010, the Debtors emerged from the Chapter 11 Cases, following the confirmation of the Plan of Reorganization (the Plan) by the U.S. Bankruptcy Court on April 16, 2010.

Prior to the Debtors’ filing of the Chapter 11 Cases, on February 10, 2009, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan) filed a proceeding under the Corporate Reorganization Law of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding). On March 3, 2009 the Tokyo District Court approved the filing of the Spansion Japan Proceeding and appointed the incumbent representative director of Spansion Japan as trustee. As a result, we no longer control Spansion Japan despite our 100 percent equity ownership interest and, effective March 3, 2009, we deconsolidated Spansion Japan and have accounted for our interest in Spansion Japan as a cost basis investment.

Upon emergence from the Chapter 11 on May 10, 2010 (Emergence Date), we adopted fresh start accounting in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganizations”. The adoption of fresh start accounting results in our becoming a new entity for financial reporting purposes. Accordingly, the Condensed Consolidated Financial Statements on or after May 10, 2010 are not comparable to the Condensed Consolidated Financial Statements prior to that date.

We qualified for fresh start accounting, in accordance with ASC 852, due to:

•	the reorganization value of the Debtors’ assets immediately before the date of confirmation being less than the total of all their post-petition liabilities and allowed claims; and

•	holders of existing voting shares immediately before confirmation receiving less than 50 percent of the voting shares of the post-emerged company.

Reorganization value is the value attributed to the reorganized entity, in addition to the expected net realizable value of those assets that will be disposed of before reorganization occurs. This reorganization value is viewed as the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. Reorganization value is generally determined by discounting future cash flows. Immediately prior to the Emergence Date, the Debtors’ reorganization value of $1.2 billion was less than the sum of post-petition liabilities of $617 million and allowed claims of $938 million.

Also, holders of Class A common stock outstanding prior to the Emergence Date (Old Common Stock) did not receive any consideration for their shares nor any pre-determined allocation of Class A common stock of the reorganized Company (New Common Stock). Holders of New Common Stock issued by the reorganized Company after the Emergence Date primarily include unsecured creditors who have received or will receive shares of New Common Stock in settlement of their allowed claims, and participants in a rights offering that we conducted in February 2010, as described below under “Effectiveness of the Plan and Exit Financing”.

Fresh start accounting requires resetting the historical net book values of our assets and liabilities as of the Emergence Date to the related fair values by allocating our reorganization value to our assets and liabilities pursuant to ASC 805 “Business Combinations” and ASC 852-10 “Reorganizations”. The excess reorganization value over the fair value of tangible and identifiable intangible assets has been recorded as goodwill on our Condensed Consolidated Balance Sheet. Deferred taxes have been determined in conformity with ASC 740 “Income Taxes”. For additional information regarding the impact of fresh start accounting on our Condensed Consolidated Balance Sheet as of the Emergence Date, see Note 2.

References in these financial statements to “Successor Company” refer to Spansion and its consolidated subsidiaries after May 10, 2010, after giving effect to: (i) the cancellation of Old Common Stock issued prior to May 10, 2010; (ii) the issuance of New Common Stock and settlement of existing debt and other adjustments in accordance with the Plan; and (iii) the application of fresh start accounting. References to “Predecessor” refer to Spansion and its consolidated subsidiaries up to May 10, 2010.

Effectiveness of the Plan and Exit Financing

Under the Plan, most holders of allowed general, unsecured claims against the Predecessor received or will receive New Common Stock in satisfaction of their claims. Holders of allowed general, unsecured claims subject to a low payout threshold received cash in satisfaction of their claims. Holders of Senior Secured Floating Rate Notes (FRN) received cash of approximately $638 million to fully discharge their claims. The $638 million was primarily provided by the exit financing (Exit Financing) discussed below.

Pursuant to the Plan, the holders of allowed claims were offered the right to purchase a total of 12,974,496 shares of the New Common Stock upon emergence from the Chapter 11 Cases at a price of $8.43 per share (Rights Offering). The number of shares available to each eligible claimant was based on each claimant’s proportionate allowed claim. In connection with the Rights Offering, we entered into a Backstop Rights Purchase Agreement with Silver Lake Sumeru Fund, L.P. (Silver Lake) whereby Silver Lake committed to purchase the remaining balance of Rights Offering shares not otherwise subscribed for by the Rights Offering participants. Based on the agreement, Silver Lake purchased 3,402,704 shares of the New Common Stock that had not been subscribed for by the Rights Offering participants. As of May 10, 2010, we received net proceeds of approximately $104.9 million through the Rights Offering that was used in full to partially discharge the FRN claims.

On February 9, 2010, we closed a five-year Senior Secured Term Loan agreement (Term Loan) of $450 million with a group of lenders. The proceeds of the Term Loan, together with cash proceeds from other sources of cash available to us, were used in full to partially discharge the remaining balance of the FRN claims. See Note 11 for further details.

On May 10, 2010, we finalized an agreement with Bank of America and other financial institutions for a senior revolving credit facility (Revolving Credit Facility) in an aggregate amount of up to $65 million to fund bankruptcy related expenses and ongoing working capital. As of June 27, 2010, we have not drawn under this facility. See Note 11 for further details.

The Plan contemplates the distribution of 65.8 million shares of New Common Stock, consisting of: (i) 46,247,760 shares to holders of allowed general, unsecured claims; (ii) 12,974,496 shares to subscribers of the Rights Offering; and (iii) 6,580,240 shares reserved for issuance to eligible employees in connection with grants of stock options and restricted stock units (RSUs) under our new 2010 Equity Incentive Award Plan. The New Common Stock was listed on the NYSE Amex LLC Exchange on May, 18, 2010 and was re-listed on the New York Stock Exchange on June 23, 2010, in both cases under the trading ticker symbol “CODE”.

In accordance with the Plan, holders of Old Common Stock , or stock options exercisable for Old Common Stock and RSUs which convert into Old Common Stock, outstanding as of May 10, 2010 did not receive any distributions, and their equity interests were cancelled on May 10, 2010.

Business Relationship with Spansion Japan and Foundry Agreement

Spansion Japan manufactures and supplies silicon wafers to us, and provides sort services to us. It also functioned as the sole distributor of our products in Japan whereby it purchased products from us and sold them to customers in Japan, primarily through a subsidiary of Fujitsu Limited. The wafers purchased from Spansion Japan are a material component of our cost of goods sold, and historically the wafer prices were governed by a foundry agreement. We believe that the prices under the foundry agreement greatly exceeded the amounts that the U.S. Bankruptcy Court would have required us to pay for wafers purchased during the period from February 9, 2009 through October 27, 2009 (the date when Spansion Japan and we mutually agreed to pricing terms through executed purchase orders).

After unsuccessful efforts by us and Spansion Japan to renegotiate the prices under the foundry agreement, we filed a motion with the U.S. Bankruptcy Court in October 2009 to reject the foundry agreement. An order rejecting the foundry agreement was issued by the U.S. Bankruptcy Court on November 19, 2009. As a result, there was no valid contract establishing pricing for the wafers we received from Spansion Japan from February 9, 2009 through October 27, 2009 (Disputed Period).

On January 8, 2010, we reached an agreement in principle (the Settlement) with Spansion Japan, subject to the completion of definitive agreements and our emergence from the Chapter 11 Cases, to: (i) acquire Spansion Japan’s distribution business; (ii) obtain foundry services, including wafer and sort services, from Spansion Japan; and (iii) resolve our dispute with Spansion Japan relating to pricing of wafers purchased during the Disputed Period. The U.S. Bankruptcy Court and the Tokyo District Court approved the Settlement on January 29, 2010 and February 1, 2010, respectively.

On February 2, 2010, Spansion Japan and we entered into a foundry agreement whereby we will purchase from Spansion Japan: (i) a minimum of 10 billion yen (equivalent to $111.8 million at June 27, 2010) worth of wafers over six quarters, beginning with the first quarter of 2010 and ending with the second quarter of 2011; and (ii) minimum sort services of $7.7 million for the first quarter of 2010 and $8.9 million for each quarter from the second quarter of 2010 to the second quarter of 2011, with both sort services and wafer production to be subject to normal and customary foundry performance conditions. On March 29, 2010, Spansion Japan and we executed various agreements implementing the Settlement including the purchase of Spansion Japan’s distribution business located at Kawasaki, Japan, which was consummated on May 24, 2010 for a total cash purchase price of $13.1 million. With the acquisition of Spansion Japan’s distribution business, all material conditions of the Settlement were fulfilled and we set off the receivable and payable balances due from/to Spansion Japan as of October 27, 2009 (the date when Spansion Japan and we mutually agreed to pricing terms through executed purchase orders). All transactions with Spansion Japan are now being settled on a regular basis on mutually agreed upon terms.

The purchase price was allocated to the acquired business based on its estimated fair values as of May 24, 2010, as set forth below:

In millions
Tangible assets	$1.5
Customer relationships	10.1
Goodwill	3.3
Liabilities	(1.8)

Total purchase price	$13.1

Refer to Note 9 for disclosures relating to the above intangible assets.

Until May 24, 2010, Spansion Japan continued in its historical role as the sole distributor of our products in Japan. After the purchase of the distribution business from Spansion Japan, we distribute our products in Japan through our newly formed, wholly owned subsidiary, Nihon Spansion Limited.

Effective June 27, 2010, Spansion Japan’s Plan of Reorganization (POR) was confirmed by the Tokyo District Court. The POR provides for Spansion Japan to redeem shares held by its shareholders without consideration, cancel such shares and issue new shares to unsecured creditors. According to the POR, the redemption, cancellation and new issuance is scheduled to take place at the end of September 2010. Until that time, we will continue to be the 100 percent equity owner of Spansion Japan. However, since we have not controlled Spansion Japan despite our equity ownership interest since March 3, 2009, we continue to account for our interest in Spansion Japan as a cost basis investment.

Ongoing Chapter 11 Matters

Resolution of Outstanding Claims

Pursuant to the Plan, a claims agent has been appointed to analyze and, at the claims agent’s discretion, contest outstanding disputed claims amounting to $1.5 billion, which includes the $936 million general unsecured proof of claim filed by Spansion Japan as a result of the November 19, 2009 foundry agreement rejection order. We accrued our best estimate of the liability which is included in the $938 million of liabilities subject to compromise as of the Emergence Date. Since these claims are being handled by the claims agent and are under the jurisdiction of the U.S. Bankruptcy Court, their sole recourse of persons asserting these claims is to receive shares reserved under the plan and, therefore, any outcome of the claims adjudication process will have no direct impact on the Successor Company.

Basis of Presentation

The accompanying condensed consolidated financial statements of us have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements and notes thereto are unaudited. In our opinion, these financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of our operating results, financial position and cash flows. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year ending December 26, 2010.

In preparing the Condensed Consolidated Financial Statements for the Predecessor, we applied ASC 852 “Reorganizations”, which requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, professional fees associated with the Chapter 11 Cases and certain gains and losses resulting from reorganization of our business have been reported separately as reorganization items. In addition, interest expense has been reported only to the extent that it was paid during the Chapter 11 Cases or that it is probable that it will be an allowed priority, secured, or unsecured claim under the Chapter 11 Cases. Interest income earned during the Chapter 11 Cases is reported as a reorganization item.

Upon emergence from Chapter 11, we adopted fresh start accounting in accordance with ASC 852 “Reorganizations”. The adoption of fresh start accounting results in our becoming a new entity for financial reporting purposes. Accordingly, the Condensed Consolidated Financial Statements on or after May 10, 2010 are not comparable to the Condensed Consolidated Financial Statements prior to that date. Our Consolidated Statements of Operations for fiscal quarter ended June 27, 2010 and for subsequent periods through fiscal year 2013 will be split into Predecessor and Successor financial statements for as long as any Predecessor financial statements are disclosed.

Fresh start accounting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to ASC 805 “Business Combinations” and ASC 820 “Fair Value Measurements and Disclosures”. The excess reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill on the Condensed Consolidated Balance Sheet. Deferred taxes are determined in conformity with ASC 740 “Income Taxes”. For additional information regarding the impact of fresh start accounting on our Condensed Consolidated Balance Sheet as of June 27, 2010, see Note 2.

Furthermore, effective March 3, 2009, we deconsolidated Spansion Japan because, despite our 100 percent equity ownership interest, we no longer controlled Spansion Japan due to the appointment of a trustee in the Spansion Japan Proceeding. Since March 3, 2009, we have accounted for our interest in Spansion Japan as a cost basis investment. Transactions between Spansion Japan and us after March 3, 2009, have been reflected as transactions with a third party.

With the exception of Spansion Japan as described above, the condensed consolidated financial statements include all the accounts of us and those of our wholly owned subsidiaries, and all intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements do not include certain financial statement footnotes and disclosures required under U.S. GAAP for audited financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto for the year ended December 27, 2009, included in our Annual Report on Form 10-K, filed with the SEC on February 11, 2010.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our net sales, inventories, asset impairments, stock-based compensation expense, legal reserve and income taxes. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

As a result of our emergence from the Chapter 11 Cases, we adopted fresh start accounting in accordance with ASC 852 “Reorganizations” and ASC 805 “Business Combinations”. The adoption of fresh start accounting results in our becoming a new entity for financial reporting purposes. Accordingly, the Condensed Consolidated Financial Statements on or after May 10, 2010 are not comparable to the Condensed Consolidated Financial Statements prior to that date. For additional information regarding the impact of fresh start accounting on our Condensed Consolidated Balance Sheet as of May 10, 2010, see Note 2 “Fresh Start Consolidated Balance Sheet”.

Our critical accounting policies incorporate our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements and are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009. We believe the following critical accounting policy is significant to the presentation of our financial statements and requires difficult, subjective and complex judgments.

Goodwill and Intangible Assets

Goodwill represents the excess of our enterprise value upon emergence over the fair value of our net tangible and identifiable intangible assets acquired. We recorded goodwill in the second quarter of fiscal 2010 in connection with fresh start accounting (refer to Note 2 and Note 9 for further details relating to fresh start accounting and valuation of Goodwill). In accordance with the provisions of ASC No. 350, “Intangibles, Goodwill and Other” (ASC 350), goodwill amounts are not amortized, but rather are tested for impairment at the reporting unit level at least annually, or more frequently if there are indicators of impairment present. We have determined that we have a single reporting unit and we will perform the annual goodwill impairment analysis as of the fourth quarter of each fiscal year, with the first annual testing to be carried out in the fourth quarter of fiscal year 2010.

We recorded intangible assets in the second quarter of fiscal 2010 in connection with fresh start accounting (refer to Note 2 and Note 9 for further details relating to fresh start accounting and valuation of Goodwill). We will consider quarterly whether indicators of impairment relating to the intangible assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an intangible asset, significant changes in the extent or manner in which an intangible asset is used or an adverse change in our overall business climate. If these or other indicators are present, we test for recoverability of the intangible asset by determining whether the estimated undiscounted cash flows attributable to the intangible asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the intangible asset over its respective fair value. Refer to Note 9 for further details relating to the above.

Estimates relating to Litigation Reserve

Upon emergence and as part of fresh start accounting, we implemented our litigation reserve policy whereby we would record, on a rolling four quarter basis, the estimated litigation costs that we expect to incur in defending ourselves in connection with ongoing lawsuits in accordance with the provisions of ASC 450, Contingencies. Considerable judgment is necessary to estimate these costs and an accrual is made when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Combined Quarterly Financial Results of the Predecessor and Successor

For purposes of management’s discussion and analysis of the results of operations in this Form 10-Q, we combined the results of operations for (1) the period from March 29, 2010 to May 16, 2010 of the Predecessor with the period from May 16, 2010 to June 27, 2010 of the Successor and (2) the period from December 28, 2009 to May 16, 2010 of the Predecessor with the period from May 16, 2010 to June 27, 2010 of the Successor. We then compare the combined results of operations for the three and six months ended June 27, 2010 with the corresponding periods in the prior year.

We believe the combined results of operations for the three and six months ended June 27, 2010 provide management and investors with a more meaningful perspective on our ongoing financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner. Similarly, we combine the financial results of the Predecessor and the Successor when discussing our sources and uses of cash for the six months ended June 27, 2010.

Results of Operations

Comparison of Net Sales, Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Income Tax Provision

The following is a summary of operating results for the three and six months ended June 27, 2010 and June 28, 2009. Please refer to the Condensed Consolidated Statements of Operations in Item 1 for the split between Predecessor and Successor periods.

	Three Months Ended				Six Months Ended
	Combined	Predecessor			Combined	Predecessor
	June 27, 2010	June 28, 2009	Variance in Dollars	Variance in Percent	June 27, 2010	June 28, 2009	Variance in Dollars	Variance in Percent
		(in thousands, except for percentage)
Total net sales	$255,652	$376,301	$(120,649)	-32%	$532,989	$775,929	$(242,940)	-31%
Cost of sales	197,110	280,266	(83,156)	-30%	386,230	663,301	(277,071)	-42%
Gross margin	23%	26%			28%	15%
Research and development	25,535	37,889	(12,354)	-33%	48,488	82,635	(34,147)	-41%
Sales, general and administrative	38,756	33,788	4,968	15%	86,364	137,817	(51,453)	-37%
In-process research and development	—	—	—	0%	—	—	—	0%
Restructuring charges	(2,785)	14,212	(16,997)		(2,772)	38,154	(40,926)	-107%
Operating gain (loss)	(2,964)	10,146	(13,110)	-129%	14,679	(145,978)	160,657	-110%
Gain on deconsolidation of subsidiary	—	—	—	0%	—	30,100	(30,100)	0%
Interest and other income, net	(2,826)	1,916	(4,742)	-247%	(2,540)	2,396	(4,936)	-206%
Interest expense	(16,114)	(9,212)	(6,902)	75%	(35,450)	(33,678)	(1,772)	5%
Reorganization items	364,876	(9,842)	374,718	-3807%	370,340	(372,299)	742,639	-199%
Provision for Income Taxes	1,214	261	953	365%	1,619	429	1,190	277%

Total Net Sales

Total net sales for the three months ended June 27, 2010 decreased by approximately 32 percent or $120.6 million compared to total net sales for the three months ended June 28, 2009 as described below.

Shortly after commencement of the Creditor Protection Proceedings, we began exiting a large portion of the wireless market which was not profitable. This product portfolio adjustment was substantially completed by the beginning of the second quarter of fiscal 2010, and resulted in the product mix shift from wireless to embedded products in comparison with the three months ended June 28, 2009. Our wireless products are generally sold as multi-chip packages (MCPs) and consequently have higher ASPs than embedded products. Therefore, when averaging revenue by units shipped, this product mix shift resulted in a lowering of ASPs by 23 percent for the overall company for the second quarter of fiscal 2010.

In addition, 10 percent or $37.0 million of the decrease was attributable to deferred revenue lost as a result of fresh start accounting required for the Successor Company. In the Predecessor Company, the major driver of the decrease in total net sales was an approximate 23 percent decline in ASPs as discussed above.

Total net sales for the six months ended June 27, 2010 decreased by approximately 31 percent or $242.9 million compared to total net sales for the six months ended June 28, 2009. In the Successor Company, approximately 5 percent or $37.0 million of the decrease in total net sales was attributable to deferred revenue lost as a result of fresh start accounting, approximately 16 percent to a decline in ASPs as discussed above, and approximately 13 percent to a decrease in unit shipments.

In the Predecessor Company, the major drivers of decrease in net sales were an approximately 16 percent decrease in ASPs as discussed above and an approximately 13 percent decrease in unit shipments. The decrease in unit shipments was primarily attributable to our decision to exit a large portion of the wireless market that was not profitable, and to a lesser extent a reduction in market share resulting from being in bankruptcy for approximately 14 months.

Gross Margin

Our gross margin decreased by three percentage points for the three months ended June 27, 2010, compared to the corresponding period in fiscal 2009. The decrease in gross margin was primarily due to fresh start accounting related adjustments in the Successor Company including approximately $18.6 million amortization of inventory mark-up, approximately $27.7 million loss of deferred margin and approximately $13.6 million of higher depreciation expense, as well as a decrease in ASPs as discussed above for the full three months ended June 27, 2010. The overall decrease was partially offset by an increase in factory utilization following the temporary shutdown of operations in the first quarter of fiscal 2009, an increase in efficiency from restructuring and consolidation of back-end manufacturing operations, and better pricing from suppliers for the full three months ended June 27, 2010.

Our gross margin increased by 13 percentage points for the six months ended June 27, 2010, compared to the six months ended June 28, 2009. The increase in gross margin was primarily due to an increase in factory utilization and efficiency from restructuring and consolidation of back-end manufacturing operations, better pricing from suppliers, and a product mix shift from wireless to embedded products. The overall increase was partially offset by a decrease in ASPs as discussed above, fresh start accounting related adjustments in Successor Company including approximately $18.6 million amortization of inventory mark-up, approximately $27.7 million loss of deferred margin and approximately $13.6 million of higher depreciation expense.

Research and Development

For the Predecessor period from March 29, 2010 to May 10, 2010, R&D expenses in the Predecessor Company of approximately $12.1 million included among other items, approximately $6.2 million of labor costs; approximately $2.1 million of expenses relating to outside service providers; approximately $0.9 million of material costs and approximately $1.4 million of building and other allocated operating expenses.

R&D expenses in the Successor Company of approximately $13.4 million included among other items, approximately $5.3 million of labor costs; approximately $2.4 million of expenses relating to outside service providers; approximately $1.5 million of material costs and approximately $1.5 million of building and other allocated operating expenses.

Research and development (R&D) expenses for the three months ended June 27, 2010 decreased by 33 percent, as compared to the corresponding period in fiscal 2009. The decrease in R&D was primarily due to: (i) approximately $5.5 million in lower R&D related building and operating expenses attributable to the closure of our Sub-micron Development Center (SDC); (ii) approximately $4.9 million lower costs for R&D services sourced from Spansion Japan as a result of contract re-negotiation; and (iii) approximately $2.0 million less expense due to the transfer of our Milan R&D operations to Elpida in February 2010. The impact of fresh start accounting on R&D for the three months ended June 27, 2010 was immaterial.

R&D expenses for the six months ended June 27, 2010 decreased by approximately 41 percent, compared to the corresponding period in fiscal 2009. The decrease in R&D was primarily due to: (i) approximately $21.3 million in lower R&D related building and operating expense attributable to the closure of our SDC; (ii) savings of approximately $6.1 million in labor costs as a result of our restructuring efforts in fiscal 2009 ; (iii) approximately $4.9 million lower costs for R&D services sourced from Spansion Japan due to contract re-negotiation; and (iv) approximately $2.0 million less expense due to the transfer of our Milan R&D operations to Elpida in February 2010 Immaterial.

Sales, General and Administrative

For the Predecessor period from March 29, 2010 to May 10, 2010, SG&A expenses in the Predecessor Company of approximately $20.5 million included among other items, approximately $8.0 million of labor costs; approximately $7.4 million of expenses relating to outside service providers and approximately $1.6 million of building and other allocated operating expenses.

SG&A expenses in the Successor Company of approximately $18.3 million included among other items, approximately $9.0 million of labor costs; approximately $5.0 million of expenses relating to outside service providers and approximately $1.9 million of building and other allocated operating expenses.

Sales, general and administrative (SG&A) expense for the three months ended June 27, 2010 increased by 15 percent, compared to the corresponding period in fiscal 2009. The increase in SG&A expense was primarily due to: (i) approximately $7.0 million higher legal expenses incurred on litigation, patent, trademark, and related matters; and (ii) an increase of approximately $1.2 million expense due to the start-up of our new office in Kawasaki, Japan during the second quarter of fiscal 2010. These increases were partially offset by a decrease of approximately $2.3 million in labor costs. The impact of fresh start accounting on SG&A for the three months ended June 27, 2010 was immaterial.

SG&A expense for the six months ended June 27, 2010 decreased by 37 percent, compared to the corresponding period in fiscal 2009. The decrease in SG&A expense was primarily due to: (i) approximately $28.7 million lower expenses incurred on litigation, patent, trademark and other related matters; (ii) approximately $12.1 million decrease in provision for doubtful accounts; (iii) savings of approximately $7.7 million in labor costs; (iv) the elimination of SG&A expenses attributable to Spansion Japan as a result of deconsolidation of Spansion Japan on March 3, 2009. We incurred approximately $4.3 million of Spansion Japan SG&A expenses for the first two months of fiscal 2009 before deconsolidation whereas we incurred no such expenses in fiscal 2010. The overall decrease is partially offset by: (i) an increase of approximately $3.8 million in accrued bonuses primarily related to our 2010 performance based bonus plan; and (ii) an increase of approximately $1.2 million expense due to the start-up of our new office in Kawasaki, Japan during the second quarter of fiscal 2010. The impact of fresh start accounting on SG&A for the six months ended June 27, 2010 was immaterial.

Restructuring Charges

Restructuring charges for the Predecessor Company from March 29, 2010 to May 10, 2010 decreased by approximately $17.0 million, compared to the three months ended June 28, 2009. The decrease in restructuring charges was primarily due to: (i) approximately $8.9 million of lower cash settled restructuring charges on employee severance pay and benefits, professional fees, and relocation of property, plant and equipment in Predecessor period from March 29, 2010 to May 10, 2010 as compared to the three months ended June 28, 2009; (ii) approximately $3.3 million gain on sale of SDC fixed assets; approximately $1.5 million gain from sale of Suzhou plant; and (iii) approximately $3.2 million lower expense related to SDC as compared to the three months ended June 28, 2009. There were no restructuring charges in the Successor Company.

Restructuring charges for Predecessor Company from December 28, 2010 to May 10, 2010 decreased by approximately $40.9 million, compared to the six months ended June 28, 2009. The decrease in restructuring charges was primarily due to: (i) approximately $31.0 million of lower cash settled restructuring charges on employee severance pay and benefits, professional fees, and relocation of property, plant and equipment in the second quarter of fiscal 2010; (ii) approximately $5.5 million gain on sale of SDC fixed assets and approximately $5.2 million gain from sale of Suzhou plant. There were no restructuring charges in the Successor Company.

Gain on Deconsolidation of Subsidiary

Effective March 3, 2009, we deconsolidated Spansion Japan and recognized a one-time gain of approximately $30.1 million, which represents the difference between the carrying value of our investment in Spansion Japan immediately before deconsolidation (100 percent of Spansion Japan’s stockholder’s deficit) and the estimated fair value of our retained non-controlling interest in Spansion Japan (zero). We did not have a similar gain during the three and six months ended June 27, 2010.

Interest and Other Income, Net

Interest and other income, net, decreased by approximately $4.7 million and $4.9 million for the three and six months ended June 27, 2010, respectively, compared to the corresponding periods of fiscal 2009. The decrease was mainly due to approximately $3.0 million in impairment charges on certain investments in privately held companies during the second quarter of fiscal 2010 in the Predecessor Company. In addition, interest and other income, net, was lower due to a decrease in our average investment portfolio yield as a result of a decrease of approximately $85.0 million on our investment in the ARS, which earned higher interest as compared to the yields on our cash and cash equivalents.

Interest Expense

Interest expense increased by approximately $6.9 million for the three months ended June 27, 2010, compared to the corresponding period in fiscal 2009.

In the Predecessor Company, the increase was primarily due to interest expense of approximately $4.7 million and amortization of financing costs of approximately $3.3 million on our Term Loan. The overall increase was partially offset by a decrease in interest expense of approximately $0.7 million on the FRNs which had lower interest rates for the Predecessor period from March 29, 2010 through May 10, 2010 as compared to the corresponding period during the three months ended June 28, 2009.

In the Successor Company, an increase in interest expense of approximately $3.9 million on our Term Loan was offset by a corresponding decrease in interest expense on the FRNs, which were fully paid off in May 2010.

Interest expense increased by approximately $1.8 million for the six months ended June 27, 2010, compared to the corresponding period in fiscal 2009.

In the Predecessor Company, the increase was primarily due to interest expense of approximately $9.9 million and amortization of financing costs of approximately $11.2 million on our Term Loan, partially offset by decreases due to the following:

(i)	a decrease of approximately $7.1 million in interest expenses for Senior Notes and Exchangeable Senior Subordinated Debentures as interest expenses on these obligations were accrued only through the Petition Date as a result of the Chapter 11 Cases;

(ii)	a decrease of approximately $2.8 million in interest expense for FRNs due to a decrease in interest rate from 4.6 percent in the six months ended June 28, 2009 to 3.4 percent in the Predecessor period from December 28, 2010 through May 10, 2010.

(iii)	a decrease of approximately $3.4 million in interest expense related to capital leases as a result of lease buy-outs, terminations upon expiration of lease term and lease rejections as a result of reorganization efforts; and

(iv)	a decrease of approximately $2.2 million in interest expense as a result of the deconsolidation of Spansion Japan effective March 3, 2009.

In the Successor Company, an increase in interest expense of approximately $3.9 million on our Term Loan was offset by a corresponding decrease in interest expense on the FRNs, which were fully paid off in May 2010.

The average interest rate on our debt portfolio was 6.3 percent for the six months ended June 27, 2010, compared to 4.4 percent for the corresponding period in fiscal 2009.

Reorganization Items

Reorganization items of approximately $364.9 million for the three months ended June 27, 2010 primarily consist of a gain of approximately $434.0 million which resulted from discharge of pre-petition obligations, partially offset by approximately $42.4 million of professional fees, approximately $12.7 million of debt financing cost write-off, approximately $10.8 million in adjustments related to accrued claims and cancellation of old equity incentive plans and approximately $7.0 million of withholding tax liability in foreign subsidiary. Reorganization items of approximately $9.8 million for the three months ended June 28, 2009 primarily consisted of professional fees. There were no reorganization items in the Successor Company.

Reorganization items of approximately $370.3 million for the six months ended June 27, 2010 primarily consist of a gain of approximately $434.0 million which resulted from discharge of pre-petition obligations and approximately $22.5 million gain which resulted from approved settlement of rejected capital leases and various license agreements. The overall gain was partially offset by approximately $59.5 million in professional fees, approximately $12.7 million of debt financing cost write-off, approximately $10.8 million in adjustments related to accrued claims and cancellation of old equity incentive plans and approximately $7.0 million of withholding tax liability in foreign subsidiary. Reorganization items of approximately $372.3 million for the six months ended June 28, 2009 primarily consists of approximately $355.3 million provisions for expected allowed claims and approximately $17.1 million in professional fees. There were no reorganization items in the Successor Company.

Income Tax Provision

We recorded immaterial income tax benefits from May 11, 2010 to June 27, 2010 and $1.2 million income tax expenses from March 29, 2010 to May 10, 2010, as compared to an income tax expense of approximately $0.3 million during the three months ended June 28, 2009. The income tax expense recorded from March 29, 2010 to May 10, 2010 related to tax provisions in profitable locations. The income tax expense recorded for the three months ended June 28, 2009 was primarily related to tax provisions in profitable foreign locations.

We recorded income tax expense of approximately $1.6 million for the six months ended June 27, 2010 as compared to income tax expense of approximately $0.4 million for the six months ended June 28, 2009. The income tax expense recorded in both periods primarily related to tax provisions in profitable foreign locations.

Due to emergence from bankruptcy, in the six months ended June 27, 2010, we also recorded an increase of $12.0 million in deferred tax liabilities, consisting of previously unrecognized tax benefits of $10.0 million and interest and penalties of $2.0 million in connection with certain intercompany arrangements.

As of June 27, 2010, all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on our assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

Other Items

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of June 27, 2010 and December 27, 2009 are as follows:

	Successor	Predecessor
	June 27, 2010	December 27, 2009
	(in thousands)
Deferred revenue	$35,731	$90,465
Less: deferred costs of sales	(28,541)	(36,308)

Deferred income on shipments (1) (2)	$7,190	$54,157

(1)

The deferred income of $8.0 million and $63.0 million on the consolidated balance sheet as of June 27, 2010 and December 27, 2009, respectively, included $0.9 million and $8.8 million of deferred revenue related to licensing revenue that was excluded in the table above.

(2)

In connection with our adoption of fresh start accounting as of May 10, 2010, an adjustment of $27.7 million was made to reduce deferred income on shipments to the fair value of our related performance obligations which include primarily price protection and stock rotation.

Contractual Obligations

The following table summarizes our contractual obligations at June 27, 2010. The table is supplemented by the discussion following the table.

	Total	2010	2011	2012	2013	2014	2015 and Beyond
	(in thousands)
Term Loan	$450,000	$2,250	$4,500	$4,500	$4,500	$4,500	$429,750
Capital lease obligations	11,531	4,860	6,671	—	—	—	—
Interest expense on Term Loan	164,076	20,654	34,633	34,780	33,719	32,849	7,441
Interest expense on capital leases	562	349	213	—	—	—	—
Other long term liabilities (1)	5,092	—	1,750	3,342	—	—	—
Operating leases	8,262	1,606	4,743	923	334	328	328
Unconditional purchase commitments (2)	171,585	108,723	60,195	2,667	—	—	—

Total contractual obligations	$811,108	$138,442	$112,705	$46,212	$38,553	$37,677	$437,519

(1)	The other long term liabilities comprise payment commitments under long term software license agreements with vendors.
(2)	Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are related principally to inventory and other items. Purchase commitments exclude agreements that are cancelable without penalty.

Liquidity and Capital Resources

Cash Requirements

Predecessor Company – Year-to-date ending May 10, 2010

As a result of the Creditor Protection Proceedings, cash in our various consolidated entities was generally available to fund operations in their respective jurisdictions, but generally was not available to be freely transferred to or among subsidiaries other than in the normal course of intercompany trade and pursuant to specific agreements approved by the U.S. Bankruptcy Court.

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

The Plan was approved by U.S. Bankruptcy Court on May 10, 2010. Prior to the Emergence Date, we had $358.6 million in cash. We made net cash disbursements of $103.9 million on the Emergence Date pursuant to the Plan which reduced our cash to $254.7 million post-emergence.

Successor Company – May 10, 2010 to June 27, 2010

Our cash totaled $254.7 million at May 10, 2010 and $254.1 million at June 27, 2010, as compared to $321.2 million at March 28, 2010. This is the result of our restructured capitalization pursuant to the Plan, which included, among other things, the following:

•	Our $450 million Term Loan;

•	Our $65 million Revolving Credit Facility;

•	Net cash proceeds of $104.9 million from the Rights Offering;

Proceeds from the Term Loan and Rights Offering and cash on hand were used to pay: (i) approximately $633 million of FRN claims; (ii) Administrative Expense Claims and Priority Claims (each as defined in the Plan); and (iii) payment of fees and expenses related to the Term Loan, Rights Offering and Revolving Credit Facility.

As of June 27, 2010, we have not borrowed against the Revolving Credit Facility. The availability under this facility was $39.7 million as of June 27, 2010 after deducting the standby letters of credit of $1.9 million issued to certain vendors.

Key terms of our Term Loan and Revolving Credit Facility are summarized in Note 11 “Debt and Capital Lease Obligations” in the condensed consolidated financial statements of this report.

Our future uses of cash are expected to be primarily for working capital, debt service, capital expenditures and other contractual obligations. We also expect the remaining Plan Disbursements and expenses incurred for outstanding claims resolution will continue using cash from operations for at least for the remaining of fiscal 2010. We believe our anticipated cash flows from operations, current cash balances, and our existing revolving credit facility will be sufficient to make remaining Plan Disbursements and expenses incurred for outstanding claims resolution, fund working capital requirements, debt service, and operations and to meet our cash needs for at least the next twelve months.

Sources and Uses of Cash

Our cash consisted of demand deposits and totaled approximately $254.1 million as of June 27, 2010.

Operating Activities

Net cash used by operations was approximately $1.4 million during the period from May 11, 2010 to June 27, 2010, primarily due to net loss of approximately $18.2 million and the net decrease in operating assets and liabilities of approximately $28.6 million, offset by net non-cash items of approximately $45.4 million. Net non-cash items primarily consisted of approximately $26.1 million of depreciation and amortization, approximately $18.6 million of amortization of inventory markup relating to fresh start accounting, and approximately $1.9 million of stock compensation costs, partially offset by non-cash gain of approximately $1.3 million from sale of the Suzhou plant.

Net cash provided by operations was approximately $1.4 million during the period from December 28, 2009 to May 10, 2010, primarily due to net income of approximately $363.6 million and the net increase in operating assets and liabilities of approximately $20.5 million, offset by the net non-cash items of approximately $382.8 million. Net non-cash items primarily consisted of approximately $434.0 million non-cash gain on discharge of pre-petition obligations, approximately $22.5 million non-cash gain from write-off of rejected capital lease and various license agreements, approximately $5.2 million non-cash gain from sale of the Suzhou plant, approximately $2.1 million gain on sale and disposal of fixed assets, partially offset by approximately $43.8 million of depreciation and amortization, approximately $13.0 million write-off of financing cost for old debts, approximately $7.2 increase in allowance for doubtful accounts, approximately $7.0 million of stock compensation costs, approximately $7.0 million provision for income taxes, and approximately $3.0 million impairment on investments.

Investing Activities

Net cash provided by investing activities was approximately $3.3 million during the period from May 11, 2010 to June 27, 2010, primarily due to approximately $16.8 million of proceeds from the sale of ARS and approximately $4.3 million from sale of property, plant and equipment, offset by approximately $13.1 million cash decrease due to purchase of Kawasaki business and approximately $4.6 million of capital expenditures used to purchase property, plant and equipment.

Net cash provided by investing activities was approximately $76.7 million during the period from December 28, 2009 to May 10, 2010, primarily due to approximately $62.4 million of proceeds from the sale of ARS, approximately $18.7 million of proceeds from sale of the Suzhou plant, and approximately $9.6 million from sale of other property, plant and equipment, offset by approximately $14.0 million of capital expenditures used to purchase property, plant and equipment.

Financing Activities

Net cash used by financing activities was approximately $2.7 million during the period from May 11, 2010 to June 27, 2010, primarily due to payments of approximately $2.7 million on debt and capital lease obligations.

Net cash used by financing activities was approximately $148.2 million during the period from December 28, 2009 to May 10, 2010, primarily due to payments of approximately $691.2 million on debt and capital lease obligations, partially offset by $438.1 million from the Term Loan net of issuance costs and approximately $104.9 million from the Rights Offering.

Off-Balance Sheet Arrangements

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property, indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to our directors and officers in connection with legal proceedings, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities and commitments would not be material to our accompanying condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009. We experienced no significant changes in market risk during the three months ended June 27, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 27, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a complete description of the procedural history of each of the legal proceedings referred to below, please refer to our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

LSI, Agere ITC Investigation

On March 22, 2010 the ITC issued its Final Determination and Opinion affirming the Initial Determination of the ALJ. On May 14, 2010, LSI/Agere filed in the United States Court of Appeals for the Federal Circuit a Notice of Appeal from the Final Determination.

Tessera ITC Action

Oral arguments for the appeal in the Federal Circuit were held on June 9, 2010.

Tessera District Court Case

The Bankruptcy Court has estimated damages, for the time period prior to March 1, 2009 in the amount of $130 million for purposes of establishing a reserve in connection with the Creditor Proceedings.

Samsung ITC Investigation

A hearing was held May 3 through May 14, 2010.

Samsung v. Spansion ITC Investigation

The stay of the Investigation was lifted effective April 30, 2010.

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

We cannot be certain that our bankruptcy proceedings will not adversely affect our operations going forward.

Although we emerged from Chapter 11 bankruptcy on May 10, 2010, we cannot provide assurance that having been subject to bankruptcy protection will not adversely affect our operations going forward. Our suppliers and vendors could stop providing supplies or services to us or provide such supplies or services only on terms such as “cash on delivery,” “cash on order” or other terms that could have an adverse impact on our short-term cash flows. In addition, the fact that we recently completed a bankruptcy reorganization may adversely affect our ability to retain existing customers, attract new customers and maintain contracts that are critical to our operations.

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court and, as a result of the Chapter 11 Cases, our historical financial information is not comparable to future financial information.

In connection with the Plan of Reorganization, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon emergence from bankruptcy. These projections were limited by the information available to us as of the date they were prepare and reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Therefore variations from the projections may be material. The projections have not been incorporated into this report and should not be considered or relied on in connection an investment in our company.

As a result of the effectiveness of our Plan of Reorganization on May 10, 2010, we are operating our business under a new capital structure. In addition, we adopted fresh start accounting in accordance with ASC 852 as of May 10, 2010. Our financial condition and results of operations from and after May 10, 2010 will not be comparable in some material respects to the financial condition and results of operations at dates and for periods before May 10, 2010. This may make it difficult for investors to assess our future prospects based on historical performance.

If we are unable to attract and retain qualified personnel at reasonable costs, we may not be able to achieve our business objectives.

We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our current business plans and lead us throughout the implementation of the Plan of Reorganization. Competition for certain key positions and specialized technical and sales personnel in the high-technology industry remains strong. Our deteriorating financial performance during the Chapter 11 Cases, along with workforce reductions, create uncertainty that has led to an increase in unwanted attrition, and additional challenges in attracting and retaining new qualified personnel. We have lost many key employees with long tenures and broad knowledge about our technology and historical operations and we are at risk of losing or being unable to hire talent critical to a successful reorganization and ongoing operation of our business. Our future success depends in part on our continued ability to hire, assimilate in a timely manner and retain qualified personnel, particularly in key senior management positions. If we are not able to attract, recruit or retain qualified employees (including as a result of headcount and salary reductions), we may not have the personnel necessary to successfully implement the Plan of Reorganization, and our business, results of operations and financial condition could be materially adversely impacted.

Our ability to generate sufficient operating cash flows depends in part on our expense reduction efforts.

Our business is capital intensive and our ability to generate operating cash flows depends in large part on execution of our expense reduction strategy. In response to decreasing cash balances of the Predecessor Company prior to the Chapter 11 Cases and as part of our strategy going forward, we continue to implement cost cutting activities, including: salary reductions; cutting capital spending; reducing and freezing headcount; cutting research and development projects; and reducing administrative expenses. Some cost cutting activities may require initial cost outlays before the cost reductions are realized. We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected.

Our capital requirements may require us to seek additional financing, which may not be available to us.

Although we have entered into the Term Loan and Revolving Credit Facility, the amounts available under the Revolving Credit Facility may not be sufficient for our future capital requirements and we may not be able to access additional financing resources due to a variety of reasons, including the restrictive covenants in the Term Loan and the Revolving Credit Facility and the lack of available capital due to the tight nature of global credit markets. If we are unable to make scheduled payments on the Term Loan, or if our financing requirements are not met by the Term Loan and the Revolving Credit Facility and we are unable to access additional financing, our business, operations, financial condition and cash flows will be materially adversely affected.

Our debt instruments contain covenants, financial tests and rations, which if not met, could materially adversely affect us.

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

Shortly after the Chapter 11 Cases commenced, we began exiting a large portion of the wireless market. While this reduced our revenue, it allowed us to dramatically reduce our engineering expenses without impairing our ability to compete in other markets.

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

As part of our new business strategy, we have made, and will continue to make, judgments as to whether we should further reduce, relocate or otherwise change our workforce. Costs incurred in connection with such workforce changes, should they occur, may be higher than estimated. In addition, such workforce changes may impair our ability to achieve our current or future business objectives. If such workforce changes occur, then they may not do so on the expected timetable and may result in the recording of additional charges.

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

Having emerged from the Chapter 11 Cases, we may periodically consider strategic transactions. We may evaluate acquisitions, divestitures, joint ventures, alliances or co-production programs as opportunities arise and we may be engaged in varying levels of negotiations with third parties at any time. We may not be able to effect transactions and if we enter into transactions, we also may not realize the benefits we anticipate. Moreover, the integration of companies that have previously been operated separately involves a number of risks. Consummating any acquisitions, divestitures, joint ventures, alliances or co-production programs could result in the incurrence of additional transaction-related expenses, as well as unforeseen contingent liabilities, which could materially adversely affect us.

The demand for our products depends in large part on continued growth in the industries into which they are sold. A decline in the markets served by any of these industries, or a decline in demand for Flash memory products in these industries, would have a material adverse effect on our results of operations.

If demand for consumer products, industrial products or mobile phones utilizing Flash memory declines, our business could be materially adversely affected. Also, if the functionality of successive generations of such products does not require increasing Flash memory density or if such products no longer require the type of Flash memory product we produce due to alternative technologies or otherwise, our operating results would be materially adversely affected.

Our business has been characterized by selling prices that decline over time, which can negatively affect our results of operations.

Generally, we endeavor to maintain or increase our selling prices while lowering our costs by improving our product mix, and selling more units. Historically, the selling prices of our products have decreased during the products’ lives, and we expect this trend to continue. When our selling prices decline, our net sales and gross margins also decline unless we are able to compensate by selling more units thereby reducing our manufacturing costs per product or introducing and selling new, higher margin products with higher densities and/or advanced features. If the selling prices for our products continues to decline, our operating results could be materially adversely affected.

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

Our forecasts of customer demand for our products may be inaccurate, which could result in excess or shortages in inventory, which could cause us to record write-downs or fail to meet customer demand. Inaccurate forecasting could materially and adversely affect our business and financial results and may lead to excess inventory and poor gross margins.

Although our manufacturing cycle times are relatively lengthy, in excess of ten weeks, we nevertheless compete in a market where suppliers’ ability to respond quickly to new incoming orders is a competitive differentiator. Thus, we must forecast customer demand and produce requisite amounts of our products in order to fill current and future orders even though demand is volatile and difficult to predict. We use indicators such as booking rates in conjunction with other business metrics, to schedule production in our fabrication facilities. Consequently, when customers change orders booked with us, our planned manufacturing capacity may be greater or less than actual demand, resulting in less than optimal capacity usage. When this occurs, we adjust our production levels but such adjustments may not prevent our production of excess inventory in environments when bookings are strong.

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

A further significant market shift to NAND architecture would materially adversely affect us.

Flash memory products are generally based on either NOR or NAND architecture. To date, our Flash memory products have been based on NOR architecture which are typically produced at a higher cost-per-bit than NAND-based products. We are developing our NAND architectures based on MirrorBit charge trapping technology primarily to address embedded applications currently served by NAND- based products or potentially served by NAND-based products in the future, but we cannot be certain that our NAND products will satisfactorily address those market needs.

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

Customers manufacturing products for embedded applications may increasingly choose floating gate NAND-based Flash memory products over Spansion NOR or NAND Flash memory products based on MirrorBit technology for their applications. If this occurs and customers continue to prefer floating gate NAND-based products over Spansion NOR or NAND products based on MirrorBit technology for their applications, we may be materially and adversely affected. Moreover, some of our competitors are able to manufacture floating gate NAND-based Flash memory products on 300-millimeter wafers produced at lower cost than we may have access to. In addition, some of our competitors may choose to utilize more advanced manufacturing process technologies than we may have available to offer products competitive to ours at a lower cost or with higher densities.

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

We cannot be certain that we will have sufficient resources to invest in the level of research and development that is required to remain competitive or that our substantial research and development investments will lead to timely improvements in technology needed to to successfully develop, introduce and commercialize new products and technologies.

In order to compete, we are required to make substantial investments in research and development for product design, process technologies and production techniques in an effort to design and manufacture advanced Flash memory products. For example, in fiscal 2009, 2008 and 2007, our research and development expenses were approximately $136.4 million, $431.8 million and $436.8 million, respectively, or approximately 10, 19 and 17 percent, respectively, of our net sales. We cannot assure you that we will have sufficient resources independently or through joint development agreements to maintain the level of investment in research and development that is required for us to remain competitive, which could materially adversely affect us.

As part of our reorganization, our strategy has changed to increasingly seek to share research and development costs with third parties. For example, we recently entered into a joint development agreement with Elpida Memory, Inc. for the development of NAND technology. However we cannot assure you that we will be able to negotiate such arrangements for all our technology needs, or that such arrangements will result in commercially successful technology and products produced in a timely manner or at all. We will be dependent on the third parties in such agreements to continue to invest financial and skilled human resources, and we cannot assure you that such third parties will make the necessary investments or that such investments will result in commercially viable products, the absence of which would materially adversely affect our business.

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

Our competitors are working on a number of new technologies, including FRAM, MRAM, polymer, charge trapping and phase-change based memory technologies. One of our competitors began shipping products based on phase-change based memory technology in 2008. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate Flash memory, these other products could pose a competitive threat to existing Flash memory companies, including us. In addition, some of the licensees and customers of Saifun Semiconductors Ltd., now known as Spansion Israel Ltd., effective July 28, 2010, are our competitors or work with our competitors and have licensed Flash memory intellectual property associated with charge trapping technology from Saifun. Use of this charge trapping intellectual property or use of independently developed charge trapping Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory technology that may compete with our proprietary MirrorBit technology. If we are unable to compete with these new technologies, we may be materially adversely affected.

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

We have in the past and plan in the future to obtain foundry, subcontractor and other arrangements with third parties to meet demand. Foundry services suppliers from which we have obtained, and in the future may obtain, foundry services, include Spansion Japan, Fujitsu Semiconductors Limited, Elpida Memory, Inc. and Semiconductor Manufacturing International Corporation. We also use independent contractors to perform some of the assembly, testing and packaging of our products. Some third-party manufacturers are often under no obligation to provide us with any specified minimum quantity of product. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, and, in the case of Spansion Japan, all of their manufacturing capacity has historically been allocated to us. We also depend on these manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. In addition, we rely on these manufacturers to invest capital into their facilities and process technologies to meet our needs for new products using advanced process technologies. Given our recent emergence from bankruptcy proceedings and the current volatility and disruption in the capital and credit markets worldwide, we cannot assure you that they will make the investments in their facilities previously contemplated. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and may not be able to attain qualification from our customers. In addition, any significant change in the payment terms we have with our key suppliers could adversely affect us.

In the past, Spansion Japan facilitated distribution of our products in Japan, manufactured and supplied sorted and unsorted silicon wafers for us, and provided sort services to us. We continue to rely on Spansion Japan to manufacture wafers for and supply sort services to us. There is risk in continuing to do business with Spansion Japan due to the uncertainty of whether Spansion Japan will operate successfully as a reorganized company. Spansion Japan’s plan of reorganization was approved by the Tokyo District Court on June 27, 2010. This risk is heightened by the fact that Texas Instruments Inc. (TI) recently announced its plan to purchase two wafer fabrication facilities and equipment from Spansion Japan. If this asset sale is completed, the status of our foundry agreement may be uncertain as TI is not required to assume Spansion Japan’s foundry agreement obligations to us. We have plans to either replace with in-house capabilities the services that Spansion Japan provides or to utilize another third party for such services in order to mitigate the impact that would result if for any reason Spansion Japan reduced its supply of, or ceased supplying, the goods and services to us or if we are unsuccessful in negotiating a satisfactory foundry agreement with TI. Nevertheless, a sudden and unanticipated reduction or cessation of the supply of goods and services from Spansion Japan or their successor to the fabs would likely be disruptive and have an adverse impact on our results of operations and that impact could be material.

These manufacturers also make products for other companies, including certain of our competitors, and/or for themselves and could choose to prioritize capacity for themselves or other customers beyond any minimum guaranteed amounts, reduce deliveries to us or, in the absence of price guarantees, increase the prices they charge us on short notice, such that we may not be able to pass cost increases on to our customers. The likelihood of this occurring may be greater as a result of the bankruptcy proceedings. We may be unable to secure an alternative supply for specific products in a short timeframe or at all at an acceptable cost to satisfy our production requirements. In addition, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Other risks associated with our increased dependence on third-party manufacturers include: their ability to adapt to our proprietary technology, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, lack of capacity in periods of excess demand, misappropriation of our intellectual property, reduced ability to manage inventory and parts and risks associated with operating in foreign countries. If we are unable to secure sufficient or reliable suppliers of wafers or obtain the necessary assembling, testing and packaging services, our ability to meet customer demand for our products may be adversely affected, which could have a material adverse effect on us.

We rely on Fujitsu Semiconductors Limited to distribute our products in Japan.

We currently rely on Fujitsu Semiconductors Limited (FSL) through its subsidiary Fujitsu Electronics Inc. to distribute our products to customers in Japan, which is an important geographic market for us. Under our distribution agreement with FSL, FSL has agreed to use its best efforts to promote the sale of our products in Japan and to other customers served by FSL. In the event that we reasonably determine that FSL’s sales performance in Japan and to those customers served by FSL is not satisfactory based on specified criteria, then we have the right to require FSL to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include appointing another distributor as a supplementary distributor to sell products in Japan and to customers served by FSL. Pursuing these actions would be costly and disruptive to the sales of our products in Japan. If FSL’s sales performance in Japan is unsatisfactory or if we are unable to successfully maintain our distribution agreement and relationship with FSL and we cannot timely find a suitable supplementary distributor, we could be materially adversely affected.

Under the terms of our distribution agreement with FSL, either party may terminate the distribution agreement, either in whole or in part, for convenience upon 60 days written notice to the other party. If FSL unexpectedly terminates its distribution agreement with us, or otherwise ceases its support of our customers in Japan, we would be required to rely on a relationship with another distributor or establish our own local sales organization and support functions. We cannot be certain that we will be successful in selling our products to customers currently served by FSL or new customers. If customers currently served by FSL, or potential new customers, refuse to purchase our products directly from us or from another distributor, our sales in Japan may decline, and we could be materially adversely affected.

Industry over-capacity could require us to take actions which could have a material adverse effect on us.

Semiconductor companies with their own manufacturing facilities and specialist semiconductor foundries, which are subcontractors that manufacture semiconductors designed by others, have added significant capacity in recent years and in the last six months a number have announced plans to do so again. In 2008, the significant excess capacity led to oversupply and a downturn in the memory industry. The contraction of the worldwide economy, especially in the fourth quarter of 2008 and continuing into 2009, further compounded industry over-capacity. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for Flash memory products can contribute to cyclicality in the Flash memory market, which may in the future negatively impact our selling prices and materially adversely affect us.

It is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing capacity or we may be contractually obligated to purchase minimum quantities of certain products from our subcontractors. This may result in write-downs or write-offs of inventories and losses on products the demand for which is lower than we anticipate. In addition, during periods of industry over-capacity, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements and may result in increased inventory levels.

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

Our principal NOR Flash memory competitors are Micron Technology, Inc., Macronix International Co., Ltd. and Samsung Electronics Co., Ltd. Additional NOR Flash memory competitors include Microchip Technology Inc., Winbond Electronics Corp., EON Silicon Solution Inc., Atmel Corporation and Toshiba Corporation.

We increasingly compete with NAND Flash memory manufacturers where NAND Flash memory has the ability to replace NOR Flash memory in customer applications. Our principal NAND Flash memory competitors include Samsung Electronics Co., Ltd. and Micron Technology, Inc. In the future our principal NAND Flash memory competitors may include Elpida Memory, Inc., Hynix Semiconductor Inc., Toshiba Corporation, Powerchip Technology Corporation, Macronix International Co., Ltd., Intel Corporation.

The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality, customer relationships and ability to provide value-added solutions. In particular, in the past, our competitors have aggressively priced their products, which resulted in decreased selling prices for our products and adversely impacted our results of operations. Some of our competitors, including Samsung and Toshiba, are more diversified than we are and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, capital investments by competitors in the past have resulted in substantial industry manufacturing capacity and announced capital investments planned for the future may further contribute to a competitive pricing environment. Some of our competitors are able to manufacture floating gate NAND-based Flash memory products on 300-millimeter wafers at lower cost than we may have access to or may choose to utilize more advanced manufacturing process technologies than we will have to offer products competitive to ours at a lower cost or higher density. Moreover, our NAND products based on our proprietary MirrorBit technology may not have the price, performance, quality and other features necessary to compete successfully for these applications.

We expect competition in the market for Flash memory devices to intensify as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share. The competition we face has intensified due to our Creditor Protection Proceedings. If our competitors, who may have greater financial resources than us, increase their focus on the Flash memory products or segments of the Flash memory markets that generate a significant portion of our net sales then we could be materially adversely affected.

Competitive pressures may also increase if NOR memory vendors merge, if NAND memory vendors acquire NOR businesses or other NAND businesses, or if our competitors otherwise consolidate their operations. For example, on April 8, 2010, Microchip Technology Incorporated announced that it had completed its acquisition of Silicon Storage Technology, Inc.; and on May 7, 2010, Micron Technology, Inc. announced that it had completed its acquisition of Numonyx Holdings B.V. Furthermore, we face increasing competition from NAND Flash memory vendors targeting the embedded portion of the Flash memory market.

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

We may not be able to successfully negotiate agreements or arrangements with third parties for rights to key intellectual property, which creates a greatly increased risk of patent or other intellectual property infringement claims against us.

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

If we cannot adequately protect our technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, we may lose a competitive advantage and incur significant expenses as a result of litigation and other claims.

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

We also rely on purchasing commercial memory die such as PSRAM from third-party suppliers to incorporate these die into multi-chip package products. The availability of these third-party purchased commercial die is subject to market availability, and the process technology roadmaps and manufacturing capacities of our vendors. In addition, some of our suppliers may also be our competitors. Interruption of supply from a competitor that is a supplier or otherwise or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure these materials, or if the materials we receive from our suppliers do not meet our production requirements or product specifications, we may have to reduce our manufacturing operations or our manufacturing yields may be adversely affected. Such a reduction and yield issues have in the past and could in the future have a material adverse effect on us.

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

Worldwide economic and political conditions and risks may adversely affect demand for our product s and have a material adverse effect.

We operate in more than ten countries and we derive a majority of our net sales outside the United States. For example, a significant portion of our planned wafer fabrication capacity for existing and future products is provided by third parties located in Japan and China, and nearly all final test and assembly of our products is performed at our facilities in Malaysia and Thailand and by third parties in China, Taiwan and Japan. Our business depends on the overall worldwide economic conditions and the economic and business conditions within our customers’ industries. Our business may also be affected by economic factors that are beyond our control, such as downturns in economic activity in a specific country or region. A further weakening of the worldwide economy or the economy of individual countries or the demand for our customers’ products may cause a greater decrease in demand for our products, which could materially adversely affect us.

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

The political and economic risks associated with our sales to, and operations in, foreign countries include:

•	expropriation;

•	changes in political or economic conditions;

•	compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act and export control laws;

•	changes in tax laws, trade protection measures and import or export licensing requirements;

•	difficulties in protecting our intellectual property;

•	difficulties in achieving headcount reductions;

•	changes in foreign currency exchange rates;

•	restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;

•	changes in freight and interest rates;

•	disruption in air transportation between the United States and our overseas facilities; and

•	loss or modification of exemptions for taxes and tariffs.

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

The United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales and our supply chain. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of armed conflicts or world events are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on us.

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

Our worldwide operations and business could be subject to natural disasters and other business disruptions, such as a world health crisis, fire, earthquake, tsunami, volcano eruption, flood, hurricane, power loss, power shortage, telecommunications failure or similar events, which could harm our future net sales and financial condition and increase our costs and expenses. Our corporate headquarters are located near major earthquake fault lines in California and, Spansion Japan’s wafer fabrication facilities, Fujitsu’s manufacturing facilities and Elpida’s manufacturing facilities are located near major earthquake fault lines in Japan. Also, our assembly and test facilities located in Malaysia and Thailand and our subcontractors’ assembly and test facilities in China and other countries in Asia may be affected by tsunamis. In the event of a major earthquake or tsunami, we could experience loss of life of our employees, destruction of facilities or other business interruptions. If such business disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or demand for our products, or directly impact our marketing, manufacturing, financial, and logistics functions, our results of operations and financial condition could be materially adversely affected.

Furthermore, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various essential materials, which are required to manufacture our products or commercial memory die such as PSRAMs for incorporation into our MCP products. If we are unable to procure an adequate supply of materials that are required for us to manufacture our products, or if the operations of our other suppliers of such materials are affected by an event that causes a significant business disruption, then we may have to reduce our manufacturing operations. Such a reduction could in the future have a material adverse effect on us.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements in accordance with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies or other requirements with respect to the reporting of financial statements can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

For example, the Securities and Exchange Commission has released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. Under the proposed roadmap, we may be required to prepare financial statements in accordance with IFRS. The SEC announced it will make a determination in 2011 regarding the mandatory adoption of these new standards. It is unclear at this time how the Commission will propose GAAP and IFRS be harmonized if the proposed changes are adopted. If adopted, we will need to develop new systems and controls around IFRS principles. Since this would be a new endeavor, the specific costs associated with this conversion would uncertain and could have a material impact on our results of operations.

AMD and Fujitsu may continue to use all of our intellectual property and the intellectual property they have transferred to us.

In connection with our reorganization as Spansion LLC in June 2003, AMD and Fujitsu transferred approximately 400 patents and patent applications to us. In addition, AMD and Fujitsu contributed additional patents to us at the time of our initial public offering. However, both AMD and Fujitsu have retained the rights to use any patents contributed to us for an unlimited period of time. In addition, under their respective patent cross-license agreements with us, AMD and Fujitsu have also obtained licenses to our present and future patents with effective filing dates prior to the later of June 30, 2013, or such date on which they have transferred all of their shares in us, although the scope of patents under license can be impacted by a change in control of the parties or their semiconductor groups. These licenses continue until the last to expire of the patents under license expires and provide AMD and Fujitsu with licenses to all of our present and future patents in existence through such cross-license termination date. Furthermore, we entered into an Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement with AMD and Fujitsu in connection with our reorganization as Spansion Inc. in December 2005. Pursuant to that agreement, subject to our confidentiality obligations to third parties, and only for so long as AMD’s and Fujitsu’s ownership interests in us remain above specific minimum levels, we are obligated to identify any of our technology to each of AMD and Fujitsu, and to provide copies of and training with respect to that technology to them. In addition, pursuant to this agreement we have granted a non-exclusive, perpetual, irrevocable fully paid and royalty-free license of our rights, other than patent and trademark rights, in that technology to each of AMD and Fujitsu. Under our non-competition agreement, both AMD and Fujitsu have agreed that they will not directly or indirectly engage in a business, and have agreed to divest any acquired business, that manufactures or supplies standalone semiconductor devices (including single chip, multiple chip or system devices) containing certain Flash memory, which is the business in which we primarily compete. With respect to each of AMD and Fujitsu, this non-competition restriction will last until the earlier of (i) two years from the date such stockholder’s ownership in us falls to or below five percent, or (ii) the dissolution of our company. On the Emergence Date, each of AMD’s and Fujitsu’s ownership fell below the five percent threshold. After the expiration of the non-competition restriction period, should either AMD or Fujitsu decide to re-enter the Flash memory business, it could use our present and future patents and technologies licensed by us to AMD and Fujitsu under the cross licenses and our Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement to compete against us. If either AMD or Fujitsu were to compete with us, we could be materially adversely affected.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1(a)*	U.S. Employees Form of Stock Option Agreement and Terms and Conditions for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan.

10.1(b)*	U.S. Employees Form of Restricted Stock Unit Agreement and Terms and Conditions for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan.

10.1(c)*	Non-U.S. Employees Form of Stock Option Agreement Terms and Conditions (With Foreign Exhibit) for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan.

10.1(d)*	Non-U.S. Employees Form of Restricted Stock Unit Agreement and Terms and Conditions (With Foreign Exhibit) for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan.

10.1(e)*	Spansion Inc. 2010 Equity Incentive Award Plan - French Sub-Plan - Options

10.1(f)*	Spansion Inc. 2010 Equity Incentive Award Plan - French Sub-Plan – Restricted Stock/Restricted Stock Units

10.1(g)*	Spansion Inc. 2010 Equity Incentive Award Plan - Sub-Plan - Israel

10.2*+	Spansion Inc. 2010 Employee Incentive Plan.

10.3*+	Spansion Inc. 2010 Executive Compensation Plan.

10.4*	Form of Spansion Inc. Indemnity Agreement with Directors (Silver Lake).

10.5	Loan and Security Agreement dated as of May 10, 2010, by and between Spansion Inc., as Parent and Spansion LLC, and Certain of its Subsidiaries Party Hereto, as Borrowers, and Certain Financial Institutions, as Lenders and Bank of America, N.A., as Administrative Agent, Sole Lead Arranger, Sole Bookrunner, and Agent.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Agreement or Compensation Plan.
+	Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: August 4, 2010	By:	/S/ RANDY W. FURR
Randy W. Furr
Executive Vice President and Chief Financial Officer