Form 10-Q
period 2010-09-26
Spansion Inc.
filed 2010-11-01
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 27, 2010:

Class	Number of Shares
Class A Common Stock, $0.001 par value	59,270,916
Class B Common Stock, $0.001 par value	1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

			Nine Months Ended September 26, 2010
	Successor (1)	Predecessor (1)	Successor (1)	Predecessor (1)	Predecessor (1)
	Three Months ended September 26, 2010	Three Months ended September 27, 2009	Period from May 11, 2010 to September 26, 2010	Period from December 28, 2009 to May 10, 2010	Nine Months ended September 27, 2009
Net sales	$307,594	$245,246	$432,163	$324,914	$825,038
Net sales to related parties	—	82,332	4,801	78,705	278,469

Total net sales	307,594	327,578	436,964	403,619	1,103,507

Cost of sales (Note 8)	276,838	234,952	388,251	274,817	898,253
Research and development (Note 8)	26,246	28,281	39,666	35,068	110,916
Sales, general and administrative	59,948	36,820	78,207	68,105	174,637
Restructuring charges (credits)	—	7,492	—	(2,772)	45,646

Operating income (loss) before reorganization items	(55,438)	20,033	(69,160)	28,401	(125,945)

Interest and other income (expense), net	1,378	532	1,742	(2,904)	2,928
Interest expense (2)	(9,124)	(9,199)	(14,001)	(30,573)	(42,877)
Gain on deconsolidation of subsidiary	—	—	—	—	30,100

Gain (loss) before reorganization items and income taxes	(63,184)	11,366	(81,419)	(5,076)	(135,794)

Reorganization items	—	(9,348)	—	370,340	(381,647)

Income (loss) before income taxes	(63,184)	2,018	(81,419)	365,264	(517,441)
Provision for (benefit from) income taxes	1,670	518	1,649	1,640	947

Net income (loss)	$(64,854)	$1,500	$(83,068)	$363,624	$(518,388)

Net income (loss) per share
Basic	$(1.09)	$0.01	$(1.40)	$2.24	$(3.21)

Diluted	$(1.09)	$0.01	$(1.40)	$2.24	$(3.21)

Shares used in per share calculation
Basic	59,271	162,090	59,271	162,439	161,717

Diluted	59,271	173,925	59,271	162,610	161,717

(1)	Please refer to Notes 2 and 3 for explanation of basis of ‘Successor’ and ‘Predecessor’ presentation.
(2)	Contractual interest expense for the three and nine months ended September 27, 2009 was approximately $21.1 million and $69.1 million, respectively.

See accompanying notes

Spansion Inc.

Condensed Consolidated Balance Sheet

(in thousands)

(Unaudited)

	Successor	Predecessor
	September 26, 2010	December 27, 2009
Assets
Current assets:
Cash and cash equivalents	$329,681	$324,903
Auction rate securities	—	100,335
Accounts receivable	147,839	129,174
Accounts receivable from related parties	—	366,602
Allowance for doubtful accounts	(254)	(56,408)

Accounts receivables, net	147,585	439,368
Inventories	180,827	141,723
Deferred income taxes	3,298	13,332
Prepaid expenses and other current assets	45,096	49,533

Total current assets	706,487	1,069,194
Property, plant and equipment, net	288,643	322,710
Intangible assets, net	202,083	1,330
Goodwill	163,359	—
Other assets	42,906	44,743

Total assets	$1,403,478	$1,437,977

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short term note	$—	$64,150
Accounts payable	104,029	16,979
Accounts payable to related parties (Note 8)	—	221,211
Accrued compensation and benefits	36,655	21,630
Other accrued liabilities	147,041	129,160
Deferred income	21,779	62,958
Current portion of long-term debt	13,419	—
Income taxes payable	18,562	83

Total current liabilities	341,485	516,171
Deferred income taxes	13,488	13,405
Long-term debt, less current portion	444,870	—
Other long-term liabilities	11,105	9,825

Total long-term liabilites	469,463	23,230

Liabilites subject to compromise	—	1,756,269

Total liabilities	810,948	2,295,670
Stockholders’ equity (deficit)
Old Class A common stock, $0.001 par value, 714,999,998 shares authorized, 162,291,633 shares issued and outstanding	—	162
New Class A common stock, $0.001 par value, 150,000,000 shares authorized, 59,270,916 shares issued and outstanding	59	—
New Class B common stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	—	—
New preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	678,750	2,484,320
Accumulated deficit	(83,068)	(3,342,370)
Accumulated other comprehensive income	(3,211)	195

Total stockholders’ equity (deficit)	592,530	(857,693)

Total liabilities and stockholders’ equity (deficit)	$1,403,478	$1,437,977

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 26, 2010
	Successor	Predecessor	Predecessor
	Period from May 11, 2010 to September 26, 2010	Period from December 28, 2009 to May 10, 2010	Nine Months Ended September 27, 2009
Cash Flows from Operating Activities:
Net income (loss)	$(83,068)	$363,624	$(518,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,591	43,788	140,288
Provision for doubtful accounts	260	7,229	18,477
Provision (benefit) for deferred income taxes	(4,637)	7,000	12
Gain on sale and disposal of property, plant and equipment, net	(1,542)	(2,107)	(1,372)
Compensation recognized under equity incentive plans	4,809	7,052	10,443
(Gain) loss from approved settlement of rejected capital leases and various licenses	—	(22,517)	3,090
Gain on sale of Suzhou plant	(3,701)	(5,224)	(784)
Gain on deconsolidation of subsidiary	—	—	(30,100)
Gain on discharge of pre-petition obligations	—	(434,046)	—
Impairment of investments	—	3,011	—
Write-off of financing costs for old debts	—	13,022	—
Amortization of inventory fresh-start markup	67,666	—	—

Changes in operating assets and liabilities, net of effects of deconsolidation of subsidiary and acquisition:
Decrease (increase) in accounts receivable	(8,803)	10,156	(180,852)
(Increase) decrease in inventories	42,411	(7,242)	185,096
(Increase) in prepaid expenses and other current assets	(8,504)	(3,894)	(10,858)
Decrease (increase) in other assets	1,087	1,534	(7,998)
(Decrease) increase in accounts payable, accrued liabilities and accrued compensation and benefits	(38,551)	23,213	555,035
(Decrease) increase in deferred income	7,267	(3,240)	16,000

Net cash provided by operating activities	57,285	1,359	178,089

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	15,716	9,620	845
Purchases of property, plant and equipment	(22,083)	(14,046)	(15,647)
Proceeds from redemption of auction rate securities	44,700	62,425	10,375
Loan made to an investee	—	—	(5,263)
Cash decrease due to deconsolidation of subsidiary	—	—	(52,092)
Purchase of Kawasaki business	(13,125)	—	—
Cash decrease due to sale of Suzhou plant	—	—	(10,431)
Cash proceeds from sale of Suzhou plant	—	18,687	—

Net cash provided (used) by investing activities	25,208	76,686	(72,213)

Cash Flows from Financing Activities:
Proceeds from borrowings, net of issuance costs	—	438,082	117,758
Payments on debt and capital lease obligations	(5,956)	(691,176)	(73,372)
Proceeds from rights offering	—	104,875	—

Net cash provided (used) by financing activities	(5,956)	(148,219)	44,386

Effect of exchange rate changes on cash and cash equivalents	(1,585)	—	(3,095)

Net increase (decrease) in cash and cash equivalents	74,952	(70,174)	147,167
Cash and cash equivalents at the beginning of period	254,729	324,903	116,387

Cash and cash equivalents at end of period	$329,681	$254,729	$263,554

Supplementary disclosure of non-cash investing and financing activities:
Settlement of liabilities subject to compromise through issuance of reorganized Spansion Inc. common stock	$—	$486,064	$—
Netting of receivable/payable balances due from/to Spansion Japan	$283,191	$—	$—

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

(Unaudited)

	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at December 27, 2009 (Predecessor)	$162	$2,484,320	$(3,342,370)	$195	$(857,693)

Comprehensive income:
Net income from December 27, 2009 to May 10, 2010	—	—	363,624	—	363,624
Other comprehensive income
Net change in cumulative translation adjustment	—	—	—	—	—

Total other comprehensive income					—

Total comprehensive income	—	—	—	—	363,624
Equity settlement for liabilities subject to compromise	486	485,578	—	—	486,064
Compensation recognized under old employee stock plans	—	1,595	—	—	1,595
Cancellation of old employee stock plans	—	5,457	—	—	5,457

Balance at May 10, 2010 (Predecessor) (Unaudited)	648	2,976,950	(2,978,746)	195	(953)

Fresh start adjustments:
Cancellation of Predecessor common stock	(648)	(2,976,950)	—	—	(2,977,598)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	2,978,746	(195)	2,978,551
Balance at May 11, 2010 (Successor) (Unaudited)	—	—	—	—	—

Comprehensive income:	—	—	—	—	—

Net loss from May 11 to June 27, 2010	—	—	(83,068)	—	(83,068)
Other comprehensive income:
Net change in cumulative translation adjustment	—	—	—	(1,458)	(1,458)
Net unrealized gain (loss) on hedging				(1,753)	(1,753)

Total other comprehensive income					(3,211)

Total comprehensive income					(86,279)
Issuance of Successor common stock ($0.001 per share)	46	569,066	—	—	569,112

Rights offering settlement	13	104,875	—	—	104,888
Compensation recognized under new employee stock plan	—	4,809	—	—	4,809

Balance at September 26, 2010 (Successor) (Unaudited)	$59	$678,750	$(83,068)	$(3,211)	$592,530

See accompanying notes

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Spansion Inc. (the Company) is a leading designer, manufacturer and developer of Flash memory semiconductors. The Company is focused on the embedded Flash market and its Flash memory products primarily store data and software code for microprocessors, controllers and other programmable semiconductors which run applications in a broad range of electronics systems. These electronic systems include computing and communications, automotive and industrial, consumer and gaming, wireless and machine-to-machine, or M2M, devices. In addition to Flash memory products, the Company assists its customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

The Company’s Flash memory solutions are incorporated in products from leading original equipment manufacturers, or OEMs. The Company’s products are designed to address various voltages, interfaces and memory densities for a wide range of specific applications and customer platforms. The majority of the Company’s new product designs are based on its proprietary two-bit-per-cell MirrorBit technology which has a simpler cell architecture requiring fewer manufacturing steps, supporting higher yields and lower costs as compared to competing floating gate NOR Flash technology.

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

Prior to the Debtors’ filing of the Chapter 11 Cases, on February 10, 2009, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan) filed a proceeding under the Corporate Reorganization Law of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding). On March 3, 2009 the Tokyo District Court approved the filing of the Spansion Japan Proceeding and appointed the incumbent representative director of Spansion Japan as trustee. As a result, the Company no longer controlled Spansion Japan despite its 100 percent equity ownership interest and, effective March 3, 2009, the Company deconsolidated Spansion Japan and has accounted for its interest in Spansion Japan as a cost basis investment. Effective, September 28, 2010, the Company’s 100 percent equity ownership interest in Spansion Japan was extinguished by the Tokyo District Court and Spansion Japan is no longer considered a subsidiary of the Company.

Upon emergence from the Chapter 11 on May 10, 2010 (Emergence Date), the Company adopted fresh start accounting in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganizations.” The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the Condensed Consolidated Financial Statements on or after May 10, 2010 are not comparable to the Condensed Consolidated Financial Statements prior to that date.

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

Reorganization value is the value attributed to the reorganized entity, in addition to the expected net realizable value of those assets that will be disposed of before reorganization occurs. This reorganization value is viewed as the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. Reorganization value is generally determined by discounting future cash flows. Immediately prior to the Emergence Date, the Debtors’ reorganization value of $1.2 billion was less than the sum of post-petition liabilities of $617 million and allowed claims of $939 million.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Also, holders of Class A common stock outstanding prior to the Emergence Date (Old Common Stock) did not receive any consideration for their shares or any pre-determined allocation of Class A common stock of the reorganized Company (New Common Stock). Holders of New Common Stock issued by the reorganized Company after the Emergence Date primarily include unsecured creditors who have received or will receive shares of New Common Stock in settlement of their allowed claims, and participants in a rights offering that the Company conducted in February 2010, as described below under “Effectiveness of the Plan and Exit Financing.”

Fresh start accounting required resetting the historical net book values of assets and liabilities of the Company as of Emergence Date to the related fair values by allocating the Company’s reorganization value to its assets and liabilities pursuant to ASC 805 “Business Combinations” and ASC 852-10 “Reorganizations”. The excess reorganization value over the fair value of tangible and identifiable intangible assets has been recorded as goodwill on the Company’s Condensed Consolidated Balance Sheet. Deferred taxes have been determined in conformity with ASC 740 “Income Taxes.” For additional information regarding the impact of fresh start accounting on the Company’s Condensed Consolidated Balance Sheet as of the Emergence Date, see “Fresh Start Consolidated Balance Sheet” below.

References in these financial statements to the “Successor” refer to Spansion and its consolidated subsidiaries after May 10, 2010, after giving effect to: (i) the cancellation of Old Common Stock issued prior to May 10, 2010; (ii) the issuance of New Common Stock and settlement of existing debt and other adjustments in accordance with the Plan; and (iii) the application of fresh start accounting. References to “Predecessor” refer to Spansion and its consolidated subsidiaries up to May 10, 2010.

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

On February 9, 2010, the Company closed a five-year Senior Secured Term Loan agreement (Term Loan) of $450 million with a group of lenders. The proceeds of the Term Loan, together with cash proceeds from other sources of cash available to the Company, were used in full to partially discharge the remaining balance of the FRN claims. See Note 11 for details.

On May 10, 2010, the Company entered into a senior revolving credit facility agreement (Revolving Credit Facility) with Bank of America and other financial institutions in an aggregate amount of up to $65 million to fund bankruptcy related expenses and ongoing working capital. As of September 26, 2010, the Company has not drawn under this facility which was entered into as a pre-condition to obtaining the Term Loan facility. See Note 11 for further details.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Plan contemplates the distribution of 65.8 million shares of New Common Stock, consisting of: (i) 46,247,760 shares to holders of allowed general, unsecured claims; (ii) 12,974,496 shares to subscribers of the Rights Offering; and (iii) 6,580,240 shares reserved for issuance to eligible employees in connection with grants of stock options and restricted stock units (RSUs) under the Company’s new 2010 Equity Incentive Award Plan. As of September 26, 2010, the Company had granted options to purchase 3,033,931 shares of new Common Stock and 2,977,054 RSUs under the 2010 Plan to its employees, and 569,255 shares were eligible for future equity awards.

In accordance with the Plan, holders of Old Common Stock , or stock options exercisable for Old Common Stock and RSUs which convert into Old Common Stock, outstanding as of May 10, 2010 did not receive any distributions, and their equity interests were cancelled on May 10, 2010.

Business Relationship with Spansion Japan and Foundry Agreement

Spansion Japan manufactured and supplied silicon wafers to the Company, and provided sort services to the Company through August 31, 2010 when Spansion Japan sold its manufacturing facilities (known as JV3 and SP1) located at Aizu Wakamatsu, Japan to a subsidiary of Texas Instruments Incorporated (TI) which began to provide such services to us on September 1, 2010. Spansion Japan also functioned as the sole distributor of the Company’s products in Japan whereby it purchased products from the Company and sold them to customers in Japan, primarily through a subsidiary of Fujitsu Limited. The wafers purchased from Spansion Japan were a material component of the Company’s cost of goods sold, and historically the wafer prices were governed by a foundry agreement. Management believes that the prices under that foundry agreement greatly exceeded the amounts that the U.S. Bankruptcy Court would have required the Company to pay for wafers purchased during the period from February 9, 2009 through October 27, 2009 (the date when the Company and Spansion Japan mutually agreed to pricing terms through executed purchase orders).

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

On February 2, 2010, the Company and Spansion Japan entered into a foundry agreement whereby the Company agreed to purchase from Spansion Japan: (i) a minimum of 10 billion yen (equivalent to $111.8 million at September 26, 2010) worth of wafers over six quarters, beginning with the first quarter of 2010 and ending with the second quarter of 2011; and (ii) minimum sort services of $7.7 million for the first quarter of 2010 and $8.9 million for each quarter from the second quarter of 2010 to the second quarter of 2011, with both sort services and wafer production to be subject to normal and customary foundry performance conditions. On March 29, 2010, the Company and Spansion Japan executed various agreements implementing the Settlement including the purchase of Spansion Japan’s distribution business, which was consummated on May 24, 2010 for a total cash purchase price of $13.1 million. With the acquisition of Spansion Japan’s distribution business, all material conditions of the Settlement were fulfilled and the Company set off the receivable and payable balances due from/to Spansion Japan as of October 27, 2009 (the date when the Company and Spansion Japan mutually agreed to pricing terms through executed purchase orders). All transactions with Spansion Japan are now being settled on a regular basis on mutually agreed upon terms.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The purchase price relating to the acquisition of Spansion Japan’s distribution business was allocated to the acquired business based on its estimated fair values as of May 24, 2010, as set forth below:

In millions
Tangible assets	$1.5
Customer relationships	10.1
Goodwill	3.3
Liabilities	(1.8)

Total purchase price	$13.1

See Note 9 for disclosures relating to the above intangible assets.

Until May 24, 2010, Spansion Japan continued in its historical role as the sole distributor of the Company’s products in Japan. After the purchase of the distribution business from Spansion Japan on May 24, 2010, the Company distributes its products in Japan through its newly formed, wholly owned subsidiary, Nihon Spansion Limited.

Effective June 27, 2010, Spansion Japan’s Plan of Reorganization (the POR) was confirmed by the Tokyo District Court. The POR provided for Spansion Japan to redeem shares held by its shareholders without consideration, cancel such shares and issue new shares to unsecured creditors. The redemption, cancellation and new issuance were completed effective September 28, 2010. As a result, the Company no longer had any equity ownership of Spansion Japan. Until this date, the Company had accounted for its interest in Spansion Japan as a cost basis investment since the Company has not controlled Spansion Japan since March 3, 2009.

On August 31, 2010, Spansion Japan sold its manufacturing facilities to a subsidiary of TI. At the same time, the Company terminated its foundry agreement with Spansion Japan and entered into a new foundry agreement with TI whereby the Company agreed to purchase from TI: (i) a minimum of $235.5 million worth of wafers over eight quarters, beginning with the third quarter of 2010 and ending with the second quarter of 2012; and (ii) minimum sort services of $8.9 million for each quarter from the fourth quarter of 2010 to the second quarter of 2011 and $8.5 million each from the third quarter of 2011 through the second quarter of 2012, with both sort services and wafer production to be subject to normal and customary foundry performance conditions.

Ongoing Chapter 11 Matters

Resolution of Outstanding Claims

Pursuant to the Plan, a claims agent has been appointed to analyze and, at the claims agent’s discretion, contest outstanding disputed claims totaling $1.5 billion, which includes the $936 million general unsecured proof of claim filed by Spansion Japan as a result of the November 19, 2009 foundry agreement rejection order. The Company accrued its best estimate of the liability which is included in the $939 million of liabilities subject to compromise as of Emergence Date. Since these claims are being handled by the claims agent and are under the jurisdiction of the U.S. Bankruptcy Court, their sole recourse is to receive shares reserved under the plan and, therefore, any outcome of the claims adjudication process will have no direct impact on the Successor.

On October 20, 2010, the claims agent appointed to resolve certain pre-bankruptcy claims entered into an agreement with Spansion Japan to settle all claims asserted by and between Spansion Japan and the chapter 11 estates of the Debtors. Spansion Japan had asserted a claim for approximately $936 million related to damages allegedly incurred as a result of our rejection of our foundry agreement with Spansion Japan. The claims agent had been engaged in litigation with Spansion Japan over the amount of damages sustained by Spansion Japan.

As part of the agreement, Citigroup Global Markets Inc.(Citi), which was not a party to this litigation, will purchase the rejection damages claim from Spansion Japan for $100 million in cash. In separate transactions, the claims agent will agree to allow the rejection damages claim held by Citi in the amount of $200 million, and we will purchase 85 percent of the allowed claim from Citi for $85 million in cash. These transactions will become effective upon final approval of the settlement agreement by the U.S. Bankruptcy Court and the Tokyo District Court.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Liabilities Subject to Compromise

At September 26, 2010, the Company had a zero balance for liabilities subject to compromise (LSTC) due to its emergence from the Chapter 11 Cases on May 10, 2010. For information regarding the discharge of LSTC, see “Fresh-Start Consolidated Balance Sheet” below.

The following table summarizes the components of LSTC included in the Consolidated Balance Sheet at December 27, 2009:

Predecessor
December 27, 2009
(in thousands)
Accounts payable and accrued liabilities	$639,897
Accounts payable to related parties	109,941
Accrued compensation and benefits	16,138
Long-term debt	968,266
Capital lease obligations	18,861
Other long-term liabilities	3,166

Total liabilites subject to compromise	$1,756,269

LSTC refers to pre-petition obligations that were impacted by the Chapter 11 Cases. These liabilities represented the then estimated amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 Cases and included certain items that could be assumed under the Plan.

Reorganization Items

The Company is required to disclose separately items such as professional fees directly related to the process of reorganizing the Predecessor under the Chapter 11 Cases, realized gains and losses, provisions for losses, and interest income resulting from the reorganization and restructuring of the business. These reorganization items are not applicable following the Emergence Date.

The following table summarizes the components of the Company’s reorganization items for the periods from March 29, 2010 to May 10, 2010 and from December 28, 2009 to May 10, 2010 and for the three and nine months ended September 27, 2009, respectively:

	March 29, 2010 to May 10, 2010	Three Months Ended September 27, 2009	December 28, 2009 to May 10, 2010	Nine Months ended September 27, 2009
	(in thousands)
Professional and service fees directly related to reorganization (1)	$41,184	$8,736	$58,336	$25,851
Provision for allowed claims (2)	28,172	837	5,655	356,170
Gain on discharge of pre-petition obligations	(434,046)	—	(434,046)	—
Interest income	(186)	(225)	(285)	(373)

Total reorganization items	$(364,876)	$9,348	$(370,340)	$381,648

(1)	Includes fees associated with the advisors and service providers to the Debtors.
(2)	Represents the Company’s estimate of allowed claims related primarily to rejection or repudiation of executory contracts and leases and the effects of approved settlements.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

No cash was paid for professional fees for the period from May 10, 2010 to September 26, 2010. Cash paid for professional fees from December 28, 2009 to May 10, 2010 and for the three and nine months ended September 27, 2009 was approximately $10.6 million, $8.4 million and $23.7 million, respectively.

Fresh Start Condensed Consolidated Balance Sheet

Upon emergence from the Chapter 11 Cases, the Company adopted fresh start accounting as prescribed under ASC 852 “Reorganizations,” which requires the Company to revalue its assets and liabilities to their related fair values. As such, the Company adjusted its stockholders” deficit to equal the reorganization value at the Emergence Date. Items such as accumulated depreciation, accumulated deficit, accumulated other comprehensive income (loss) and allowances for doubtful debt (AFDA) were reset to zero. The Company allocated the reorganization value to its individual assets and liabilities based on their estimated fair values. Items such as, accounts receivable, auction rate securities and cash (whose fair values approximated their book values) reflected values similar to those reported prior to emergence. Items such as prepaid and other current assets, inventory, property, plant and equipment, deferred income tax asset and liability, accounts payable, income tax payable, and deferred income were significantly adjusted from amounts previously reported. Because fresh start accounting was adopted at emergence and because of the significance of LSTC that were relieved upon emergence, the historical financial statements of the Predecessor and the financial statements of the Successor are not comparable.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The effects of the Plan and fresh start accounting on our Condensed Consolidated Balance Sheet at May 10, 2010 are as follows:

	Predecessor Balance Sheet	Plan Adjustments		Fresh Start Adjustments		Successor Balance Sheet
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$358,643	$(103,914	)(a)	$—		$254,729
Auction rate securities	41,854	—		—		41,854
Accounts receivable	112,849	(7,133	)(g)	(15,332	)(q)(r)	90,384
Accounts receivable from related parties	374,417	—		(51,289	)(q)	323,128	(t)
Allowance for doubtful accounts	(62,473)	3,814	(h)	58,659	(q)	—

Accounts receivables, net	424,793	(3,319)		(7,962)		413,512
Inventories	148,966	—		141,937	(i)	290,903
Deferred income taxes	14,324	—		(13,183	)(j)	1,141
Restricted cash	531,313	(525,515	)(a)	—		5,798
Prepaid expenses and other current assets	27,476	(300)		(14,656	)(s)	12,520

Total current assets	1,547,369	(633,048)		106,136		1,020,457
Property, plant and equipment, net	287,100	—		85,593	(k)	372,693
Intangible assets, net	1,212	—		198,288	(l)	199,500
Goodwill	—	—		162,253	(m)	162,253
Deferred income taxes	—	—		20,893	(j)	20,893
Other assets	36,180	(13,315	)(c)	49		22,914

Total assets	$1,871,861	$(646,363)		$573,212		$1,798,710	(t)

Liabilities and Stockholders’ Deficit
Current liabilities:
Short term note	$1,380	$—		$—		$1,380
Senior secured term loan	450,000	(445,500	)(d)	—		4,500
Accounts payable	117,048	(24,411	)(b.2)	25,483	(n)	118,120
Accounts payable to related parties	319,564	—		—		319,564	(t)
Accrued compensation and benefits	33,046	1,750	(f)	232		35,028
Other accrued liabilities	118,905	1,631	(b.1)	19,772	(n)	140,308
Income taxes payable	176	—		—		176
Deferred income taxes	—	—		13,816	(g)	13,816
Rights offering deposits	75,783	29,092	(b)	(104,875	)(b)	—
Current portion of long-term debt and obligations under capital lease	638,108	(628,637	)(b)(a)	(146)		9,325
Deferred income	59,718	—		(47,458	)(o)(r)	12,260

Total current liabilities	1,813,728	(1,066,075)		(93,176)		654,477
Deferred income taxes	21,397	—		(9,324	)(j)	12,073
Long-term debt and obligations and capital lease obligations, less current portion	—	3,044	(b)	496		3,540
Senior secured term loan	—	445,500	(d)	—		445,500
Other long-term liabilities	8,861	—		259		9,120

Commitments and contingencies
Total long-term liabilities	30,258	448,544		(8,569)		470,233
Liabilities subject to compromise	938,522	(938,522)		—		—

Total liabilities	2,782,508	(1,556,053)		(101,745)		1,124,710
New Common Stock	—	—		674,000	(p)	674,000
Stockholders’ deficit	(910,647)	909,690	(e)	957	(e)	—

Total liabilities and stockholders’ deficit	$1,871,861	$(646,363)		$573,212		$1,798,710	(t)

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Other Plan adjustments include:

(a)	Repayment of Predecessor debt. This relates to (b) below;

(b)	Repayment of FRNs. This was recorded in LSTC prior to May 10, 2010. Total principal amount owed to FRNs prior to the Emergence Date amounted to approximately $625.6 million (of the $628.6 million net plan adjustment as noted in (b) in the above table, approximately $3 million related to the reclass of capital lease obligations from short term liability to long term liability).

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

(c)	Extinguishment of debt financing costs. In connection with the extinguishment of old debts (Senior Notes, Exchangeable Senior Subordinated Debentures and FRNs) in accordance with the Plan, the Company originally had capitalized and amortized all financing costs relating to such old debt. In accordance with the provisions of ASC 470, “Early Extinguishment of Debt”, the remaining unamortized costs of approximately $13 million was expensed as reorganization expense;

(d)	Reclassification of the Term Loan between short-term and long-term obligations. During the first quarter of 2010, prior to emergence and as part of its exit financing strategy, the Company closed a $450 million senior secured five-year term loan facility, the receipt of the proceeds which were contingent upon emergence from the Chapter 11 Cases. The Company had recorded the receipts as restricted cash and short term liability as of March 28, 2010 pending the remaining outcome of the Chapter 11 Cases during the second quarter of 2010. Upon emergence, the Company received the loan proceeds and reclassified the long term portion of the loan to long term liability;

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(e)	Elimination of old equity. Upon the effective date of the Plan, all existing Spansion equity plans (2005 & 2007 Equity Incentive Plans and Saifun Option Plans) and all equity awards thereunder were cancelled. In accordance with ASC 718, “Compensation-Stock Compensation,” the Company recorded, as an adjustment to stockholder’s deficit, the remaining unamortized stock compensation expense of approximately $5.5 million as a reorganization expense in the Income Statement of the Predecessor during the second quarter of 2010. Total adjustments to stockholders’ deficit, net of all adjustments in the “Plan Adjustments” column in the above table, amounted to approximately $909.7 million;

(f)	Chapter 11 emergence bonus payable to the Chief Executive Officer of the Company. In accordance with our employment agreement with our Chief Executive Officer, Mr. Kispert was entitled to a $1.7 million bonus upon the consummation of the Plan, which was consummated on May 10, 2010. Because this bonus was payable only upon the effectiveness of the Plan and was not contingent upon any other performance requirement in the post-emergence period, the Company accounted for the bonus as a Plan adjustment and a reorganization expense in accordance with ASC 805 “Compensation payments for post-combination services;”

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

(h)	Set-off of allowance for doubtful accounts balance against a gross accounts receivable balance. A $3.8 million allowance for doubtful debt balance relating to a customer was set-off against the gross accounts receivable of $11.4 million ((as noted in (g) above)) as these balances were rendered ineffective upon the confirmation of the Plan.

Fresh Start Adjustments

Significant adjustments reflected in the Fresh Start Consolidated Balance Sheet based on the revaluation of assets and liabilities are summarized as follows:

(i)	Inventories, net. An adjustment of $141.9 million was recorded to increase the net book value of inventories to their estimated fair value. The fair value of finished goods was estimated based on the average selling price less the sum of disposal costs and a reasonable profit allowance for the selling effort. The fair value of work-in-process was estimated based on the average selling price less the sum of cost to complete, disposal costs, and a reasonable profit allowance. Raw materials were carried on the Predecessor’s and Successor’s books at replacement costs and therefore no fair value adjustment was required;

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(j)	Deferred Income Tax. Due to various adjustments and revaluations arising from fresh start accounting, both on foreign and domestic entities, deferred tax assets and liabilities associated with certain tangible and intangible assets were revaluated and/or recomputed. Similarly, certain tax attributes such as tax credits, tax allowances and net operating losses were revaluated and/or recomputed, resulting in a net deferred tax adjustment of $3.2 million;

(k)	Land, Property and Equipment, net. A net adjustment of $ 85.6 million was recorded to increase the net book value of tangible fixed assets to their estimated fair value. In valuing its long-lived tangible assets, the Company applied the fair value definition as set forth in ASC 820 “Fair Value Measurement” which states that fair value is the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company identified its long-lived assets as either in use or to be disposed off (either by sale or by scrap). Assets in use were valued under the continued use premise. This premise assumes that the assets will remain “as-is, where is,” and continue to be used at their present location for the continuation of business operations. This value includes all direct and indirect costs necessary to acquire, install, and make the asset operational. Assets to be disposed of were valued on an in-exchange value premise. This premise represents the highest and best use of the asset is an in-exchange if the asset would provide maximum value to market participants principally on a standalone basis;

(l)	Intangible Assets. An adjustment of $198.3 million was recorded (for developed technology, customer relationships, trade name and in-process research and development (IPR&D) based on fair values determined by the Company. As part of its application of fresh start accounting, the Company allocated the reorganization value to its assets and liabilities, including intangible assets using: i) discounted cash flow methodology applied to its financial forecasts and also taking into consideration the enterprise value of the Successor based on the Bankruptcy Court approved enterprise value ranges and methodologies (see “Fresh Start Consolidated Balance Sheet” section of Note 2 for discussion of the enterprise value), and ii) Guideline Public Company (GPC) methodology, considering data from public companies deemed to be comparable to the Company to develop relevant market multiples which were then applied to the Company’s forecasts provided by Management to calculate its fair value. See Note 9 for details;

(m)	Goodwill. An adjustment of $162.3 million was recorded to reflect the allocation of the reorganized enterprise value of the Successor in excess of the fair value of tangible and identified intangible net assets. See Note 9 for details;

(n)	Accounts Payable and Other Accrued Liabilities. The increase of $25.4 million in Accounts Payable primarily related to the recording of a $25.2 million legal liability arising from the implementation of a new accounting policy upon the adoption of fresh start accounting. See Note 3 for details. The increase of $19.8 million in other accrued liabilities was primarily due $16.4 million of liabilities reclassified from deferred income, a $1.3 million increase to an existing liability which was previously discounted to its net present value (when the liability was deemed to be long term in previous accounting periods and which was deemed to be short term as of the Emergence Date) and a $1.4 million accrual for committed purchase orders to vendors;

(o)	Deferred Income. An adjustment of $39.5 million was recorded to reduce deferred income to the fair value of the Company’s related future performance obligations. Of the net fresh start adjustment of $47.5 million noted in (o) in the above table, $39.5 million related to deferred income as discussed above and $8.0 million related to other deferred revenue balances set-off against accounts receivable balances (see (r) below for details);

(p)	New Common Stock. All Old Common Stock of the Predecessor was cancelled and the Successor issued New Common Stock in accordance with the Plan. See Note 4 for details;

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(q)	Elimination of allowance for doubtful accounts (AFDA). Upon the adoption of fresh start accounting, all of the Predecessor’s reserves including AFDA are eliminated as the Successor commences operations as a new entity. Therefore, the remaining AFDA balance of $58.7 million prior to the adoption of fresh start accounting was eliminated by setting off the reserves against their original accounts receivable balances;

(r)	Deferred revenue set-off against accounts receivable. In prior accounting periods, the Company had previously recorded deferred revenue from two customers amounting to approximately $8.0 million for invoice collection uncertainties (i.e. collectability of sales proceeds was not reasonably assured). The accounts receivable balances relating to these customers were fully reserved for in prior accounting periods. Therefore, as part of fresh start accounting, the fair values of the deferred revenue and accounts receivable balances in the balance sheet amounted to zero as there were no additional performance obligations to be rendered by the Company. Hence, these two balances were set-off against each other. There was no impact to retained earnings as a result of the above;

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

(t)	Net adjustment to enterprise value. Included in accounts receivable/payable to related parties is approximately $283 million receivable/payable to Spansion Japan, representing balances related to transactions between the two companies prior to October 27, 2009 (the date when the Company and Spansion Japan mutually agreed to pricing terms through executed purchase orders). These balances were deemed expunged, released and satisfied on consummation of definitive agreements laid out in the January 8, 2010 Settlement as described above in Note 2. In accordance with the provisions of ASC 450 “Contingencies,” the Company had previously reserved the accounts receivable in excess of the accounts payable balance to ensure the loss contingency was adequately reserved so that there will be no income statement impact upon the consummation of the distribution of business. With the acquisition of Spansion Japan’s distribution business on May 24, 2010, all material conditions of the Settlement were fulfilled. As a result, the receivable and payable balances due from/to Spansion Japan as of October 27, 2009 were set-off subsequent to May 24, 2010, and prior to the end of the second quarter ended June 27, 2010. Therefore, the enterprise value as of the Emergence Date is the total assets of the Company (approximately $1.8 billion) less $283 million (which was grossed up in accounts receivable and payable in the opening balance sheet as of the Emergence Date). Thus, the enterprise value was approximately $1.5 billion.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In preparing the Condensed Consolidated Financial Statements for the Predecessor, the Company applied ASC 852 “Reorganizations,” which requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, professional fees associated with the Chapter 11 Cases and certain gains and losses resulting from reorganization of the Company’s business have been reported separately as reorganization items. In addition, interest expense for the Predecessor has been reported only to the extent that it was paid during the Chapter 11 Cases or that it was probable that it would be an allowed priority, secured, or unsecured claim under the Chapter 11 Cases. Interest income earned during the Chapter 11 Cases is reported as a reorganization item.

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

Fresh start accounting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to ASC 805 “Business Combinations” and ASC 820 “Fair Value Measurements and Disclosures”. The excess reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill on the Condensed Consolidated Balance Sheet. Deferred taxes are determined in conformity with ASC 740 “Income Taxes”. For additional information regarding the impact of fresh start accounting on our Condensed Consolidated Balance Sheet as of September 26, 2010, see “Fresh Start Consolidated Balance Sheet”.

Furthermore, effective March 3, 2009, the Company deconsolidated Spansion Japan because, despite its 100 percent equity ownership interest, the Company no longer controlled Spansion Japan due to the appointment of a trustee in the Spansion Japan Proceeding. Since March 3, 2009, the Company has accounted for its interest in Spansion Japan as a cost basis investment. Transactions between the Company and Spansion Japan after March 3, 2009, have been reflected as transactions with a third party. Effective, September 28, 2010, the Company’s 100 percent equity ownership interest in Spansion Japan was extinguished by the Tokyo District Court. See “Business Relationship with Spansion Japan and Foundry Agreement” in Note 2 above for further details.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

	Successor	Successor	Predecessor
	September 26, 2010	May 11, 2010	December 27, 2009
		(in thousands)
Raw materials	$12,604	$15,675	$14,202
Work-in-process	152,198	236,510	112,469
Finished goods	16,025	41,625	15,052

Inventories	$180,827	$293,810	$141,723

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

	Successor	Successor	Predecessor
	September 26, 2010	May 11, 2010	December 27, 2009
		(in thousands)
Land	$51,778	$51,778	$20,107
Buildings and leasehold improvements	69,076	70,210	117,553
Equipment	232,110	235,463	318,592
Construction in progress	10,165	15,242	14,345
Accumulated depreciation and amortization	(74,486)	—	(147,887)

Property, plant and equipment, net	$288,643	$372,693	$322,710

Intangible Assets

Intangible assets other than intellectual property include developed technology, customer relationships, and trade name which are amortized on a straight-line basis over periods ranging from seven to ten years. See Note 9 for details. IP R&D is not amortized but tested for impairment at least annually or more frequently if there are indicators of impairment present.

Goodwill

Goodwill represents the allocated enterprise value in connection with fresh start accounting under ASC 852 and the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in connection with the acquisition of the Spansion Japan’s distribution business (see Note 9). Goodwill amounts are not amortized, but rather are tested for impairment at least annually or more frequently if there are indicators of impairment present, at a level within the Company referred to as the reporting unit. The Company has historically performed its goodwill impairment analysis as of the last day of the fourth quarter of the fiscal year. With fresh start accounting, the Company plans to assess goodwill for impairment during the fourth quarter of each fiscal year.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Estimates relating to Litigation Reserve

Upon emergence and as part of fresh start accounting, the Company implemented its litigation reserve policy whereby it would record, on a rolling four quarter basis, the estimated litigation costs that it expects to incur in defending itself in connection with ongoing lawsuits in accordance with the provisions of ASC 450, “Contingencies”. Judgment is necessary to estimate these costs and an accrual is made when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. See Part II. Other Information, Item 1. Legal Proceedings for our update of outstanding legal proceedings.

New Accounting Pronouncements

In April 2010, the FASB issued revised guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The revised guidance should be implemented by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company believes the adoption of this guidance on December 27, 2010 will not have a material impact on its consolidated financial statements.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment on January 1, 2010, except for the additional Level 3 requirements which will be adopted in 2011. The adoption of this guidance has not had, and the Company believes the adoption on December 27, 2010 will not have a material impact on its consolidated financial statements.

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

The accounting changes summarized in this guidance are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company believes the adoption on December 27, 2010 of this guidance will not have a material impact on its consolidated financial statements.

Financial Statements Reclassifications

Certain prior period amounts in the condensed consolidated statements of operations have been revised to conform to the current period presentation. This is related to the revision of sales to Spansion Japan. There is no material impact to the Company’s results from operations due to these revisions.

4. Capital Stock

Successor

Upon emergence, the total number of shares of capital stock that the Company is authorized to issue under its Amended and Restated Certificate of Incorporation is 200,000,001 shares, consisting of: (i) 150,000,000 shares of New Common Stock, par value $0.001 per share; (ii) one share of Class B Common Stock, par value $0.001 per share; and (iii) 50,000,000 shares of Preferred Stock, par value $0.001 per share, issuable in one or more series. As of September 26, 2010, there are 59,270,916 shares of Class A Common Stock and one share of Class B Common Stock issued and outstanding.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense by financial statement caption for the Successor (2010 Plan) and the Predecessor (2005 Plan, 2007 Plan, Saifun 2003 Plan, Saifun Semiconductor Ltd. 2001 Share Option Plan and Saifun Semiconductor Ltd. 1997 Share Option Plan), resulting from the Company’s stock options and RSU awards for the three and nine months ended September 26, 2010, respectively.

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended September 26, 2010	Three Months Ended September 27, 2009	Period from May 11, 2010 (1) to September 26, 2010	Period from December 28, 2009 to May 10, 2010 (1)	Nine Months ended September 27, 2009
		(in thousands)
Cost of sales	$1,072	$578	$1,794	$346	$2,380
Research and development	453	812	851	683	3,198
Sales, general and administrative	1,340	1,485	2,165	566	4,865
Expense on cancellation of old equity incentive plans	—	—	—	5,457	—

Stock-based compensation expense	$2,865	$2,875	$4,810	$7,052	$10,443

(1)	May 10, 2010 is the date on which all old equity incentive plans were cancelled and the 2010 Plan took effect.

The weighted average fair value of the Company’s stock options granted in the Successor under the 2010 Plan was $5.05 per share. The fair value of each stock option was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for grants:

Weighted Average for the period from May 10, 2010 to September 26, 2010
Expected volatility	58.00%
Risk-free interest rate	1.16%
Expected term (in years)	4.3
Dividend yield	0.00%

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

The Company estimated forfeitures based on its historical forfeiture rates. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. The forfeiture rate for stock options granted on September 15, 2010 is estimated to be 16.8 percent and the Company will update the forfeiture rate on a periodic basis thereafter.

As of September 26, 2010, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $30.1 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2014.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Shares Available to Grant

The numbers of shares of New Common Stock available for grant at September 26, 2010 under the 2010 Plan are shown in the following table:

Number of shares available for grant:
Shares reserved for grant under the 2010 Plan (1)	6,580,240
Stock options granted through September 26, 2010, net of cancelled stock options	(3,033,931)
RSU awards granted through September 26, 2010, net of cancelled RSU awards	(2,977,054)

Shares available for grant under the 2010 Plan	569,255

(1)	The 6,580,240 shares reserved for grant are in accordance with the Company’s 2010 Equity Incentive Plan.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information under the 2010 Plan for the periods presented:

Options:	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of May 10, 2010	—	$—	—	$—
Granted	3,051,436	$10.54
Cancelled	(17,505)	$10.51
Exercised	—	$—

Outstanding as of September 26, 2010	3,033,931	$10.54	6.62	$11,815

Exercisable as of September 26, 2010	—	$—	—	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the New Common Stock’s closing sales price of $14.43 as of September 24, 2010, which would have been received by the stock option holders had all stock option holders exercised their in-the-money stock options as of that date.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes RSU award activities and related information for the periods presented:

Restricted Stock Units:	Number of Shares	Weighted-Average Grant-date Fair Value
Unvested as of May 10, 2010	—	$—
Granted	3,033,686	$10.51
Cancelled	(56,632)	$10.51
Vested	(48,660)	$10.51

Unvested as of September 26, 2010	2,928,394	$10.51

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

No stock options were granted in the three and nine months ended September 26, 2010 and September 27, 2009 respectively, under the Predecessor equity plans.

6. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 26, 2010	Three Months Ended September 27, 2009	Period from May 11, 2010 to September 26, 2010	Period from December 28, 2009 to May 10, 2010	Nine Months ended September 27, 2009
		(in thousands except for per-share amounts)
Net income (loss)	$(64,854)	$1,500	$(83,068)	$363,624	$(518,388)

Weighted-average shares—basic	59,271	162,090	59,271	162,439	161,717
Effect of dilutive potential common shares	—	11,835	—	171	—

Weighted-average shares—diluted	59,271	173,925	59,271	162,610	161,717

Net income (loss) per share—basic	$(1.09)	$0.01	$(1.40)	$2.24	$(3.21)

Net income (loss) per share—diluted	$(1.09)	$0.01	$(1.40)	$2.24	$(3.21)

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

For the three months ended September 26, 2010 and for the period from May 11, 2010 to September 26, 2010, the Company excluded from its diluted per share computation approximately 0.9 million and 0.8 million of potential shares of New Common Stock issuable upon exercise of outstanding stock options and vesting of outstanding RSUs because they had an anti-dilutive effect due to the net loss recorded in the period.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

For the nine months ended September 27, 2009, the Company excluded from its diluted per share computation approximately19.6 million of potential shares of Old Common Stock issuable upon exercise of outstanding stock options, upon vesting of outstanding RSUs and upon exchange of Spansion LLC’s Exchangeable Senior Subordinated Debentures because they had an anti-dilutive effect due to the net loss recorded in the period.

7. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 26, 2010	Three Months Ended September 27, 2009	Period from May 11, 2010 to September 26, 2010	Period from December 28, 2009 to May 10, 2010	Nine Months ended September 27, 2009
		(in thousands)
Net income (loss)	$(64,854)	$1,500	$(83,068)	$363,624	$(518,388)
Net change in pension plan, net of taxes	—	—	—	—	123
Net change in cumulative translation adjustment	(1,683)	—	(1,458)	—	(25,073)
Net change in unrealized losses on interest rate swap, net of $0 taxes	(1,753)	—	(1,753)	—	(449)

Total comprehensive income (loss)	$(68,290)	$1,500	$(86,279)	$363,624	$(543,787)

For the period from December 28, 2009 to May 10, 2010, the net income of $363.6 million was primarily attributable to the recognition of reorganization gain of $364.9 million as a result of discharge of prepetition obligations upon Emergence from Chapter 11 Cases in the second quarter of fiscal 2010, partially offset by various operating expenses.

8. Related Party Transactions

Spansion Japan

As discussed in Note 3, in the section entitled, “Basis of Presentation,” despite its 100 percent equity ownership interest in Spansion Japan, the Company has not included Spansion Japan in its consolidated financial statements since March 3, 2009 as it no longer controlled Spansion Japan due to the appointment of a trustee in the Spansion Japan Proceeding. Since that date, the Company has accounted for its interest in Spansion Japan as a cost basis investment and treats Spansion Japan as a related party for financial reporting purposes. Effective June 27, 2010, Spansion Japan’s POR was confirmed by the Tokyo District Court. The POR provided for Spansion Japan to redeem shares held by its shareholders without consideration, cancel such shares and issue new shares to unsecured creditors. The redemption, cancellation and new issuance were completed effective September 28, 2010. Thereafter the Company had no equity ownership of Spansion Japan.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

On August 31, 2010 Spansion Japan sold its manufacturing facilities to a subsidiary of TI. At the same time the Company terminated its foundry agreement with Spansion Japan and entered into a new foundry agreement with TI whereby the Company agreed to purchase from TI: (i) a minimum of $235.5 million worth of wafers over eight quarters, beginning with the third quarter of 2010 and ending with the second quarter of 2012; and (ii) minimum sort services of $8.9 million for each quarter from the fourth quarter of 2010 to the second quarter of 2011 and $8.5 million each from the third quarter of 2011 through the second quarter of 2012, with both sort services and wafer production to be subject to normal and customary foundry performance conditions.

Spansion Japan continued in its historical role as the sole distributor of the Company’s products in Japan, whereby it purchased products from the Company and sold them to customers in Japan, primarily through a subsidiary of Fujitsu Limited, until May 24, 2010. On May 24, 2010, the Company acquired the distribution business from Spansion Japan and subsequently has been distributing its products in Japan through a wholly owned subsidiary, Nihon Spansion Limited. With the acquisition of Spansion Japan’s distribution business, all material conditions of the January 8, 2010 Settlement were fulfilled and the Company set off the receivable and payable balances due from/to Spansion Japan as of October 27, 2009 (the date when the Company and Spansion Japan mutually agreed to pricing terms through executed purchase orders). All transactions with Spansion Japan were thereafter settled on a regular basis on mutually agreed upon terms.

The following tables present the significant related party transactions between the Company and Spansion Japan:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 26, 2010	Three Months Ended September 27, 2009	Period from May 11, 2010 to September 26, 2010	Period from December 28, 2009 to May 10, 2010	Period from March 3, 2009 to September 27, 2009
		(in thousands)
Sales to Spansion Japan	$439	$82,332	$5,240	$78,705	$228,261
Wafer purchases from Spansion Japan	$25,682	$83,787	$30,039	$80,160	$179,626

Payment to Spansion Japan for R&D services	$—	$5,331	$143	$2,686	$13,146

The following table presents the account balances between the two companies as of September 26, 2010 and December 27, 2009, respectively:

	Successor	Predecessor
	September 26, 2010	December 27, 2009
	(in thousands)
Trade accounts receivable from Spansion Japan	$11	$366,602
Trade accounts payable to Spansion Japan	$(308)	$(331,151)
Deferred income on shipments to Spansion Japan	$(59)	$(12,029)

Fujitsu

Fujitsu Limited (Fujitsu) was a holder of greater than 10 percent of the Company’s Old Common Stock voting securities prior to its emergence from the Chapter 11 Cases on May 10, 2010. On emergence from the Chapter 11 Cases, the Company’s Old Common Stock issued prior to May 10, 2010 was cancelled and New Common Stock was issued in accordance with the Plan. As a result, Fujitsu no longer holds greater than 10 percent of the Company’s voting securities and has ceased to be a related party since that date.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company did not have significant transactions and account balances directly with Fujitsu following the deconsolidation of Spansion Japan, which was effective March 3, 2009. The following table presents the significant related party transactions between the Company and Fujitsu for the nine months ended September 27, 2009.

Predecessor
Nine Months Ended September 27, 2009
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

9. Intangible Assets and Goodwill

As part of its application of fresh start accounting, the Company allocated the reorganization value to its assets and liabilities, including intangible assets using: i) discounted cash flow methodology applied to its financial forecasts and also taking into consideration the enterprise value of the Successor based on the Bankruptcy Court approved enterprise value ranges and methodologies ( See Note 2 for discussion of the enterprise value), and ii) GPC methodology, considering data from public companies deemed to be comparable to the Company to develop relevant market multiples which were then applied to the Company’s forecasts provided by Management to calculate its fair value. Amortizable intangible assets included developed technology, customer relationships, trade name and trademarks and their estimated useful lives are between seven to ten years. Indefinite-lived assets included IPR&D and goodwill.

During the third quarter of 2010, the Company adjusted the allocation of the reorganization value to its assets and liabilities, including Goodwill in order to reflect additional information obtained since the emergence date resulting in a decrease to Goodwill of $2.2 million and a corresponding increase to fixed assets.

Intangible assets at September 26, 2010 and December 27, 2009 are as follows:

	Successor	Predecessor
	September 26, 2010	December 27, 2009
	(in thousands)
Developed technology	$65,900	$1,646
Customer relationships	92,524	—
Trade name	8,200	—

Total amortizable intangible assets	166,624	1,646
Less: Accumulated Depreciation	(7,542)	(316)

Intangible assets , net	159,082	1,330
IPR&D	43,000	—
Goodwill	163,360	—

Intangible assets and goodwill net	$365,442	1,330

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Customer relationships (which is amortized over a useful life of ten years) and goodwill included $10.1 million and $3.3 million, respectively, of intangibles assets arising from the acquisition of the Spansion Japan distribution business (See Note 2) as of May 24, 2010.

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

10. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products. Changes in the Company’s liability for product warranty during the three and nine months ended September 26, 2010 are as follows:

		Nine Months Ended September 26, 2010
		Successor	Predecessor
	Three Months ended September 26, 2010	Period from May 11, 2010 to September 26, 2010	Period from December 28, 2009 to May 10, 2010
		(in thousands)
Balance at beginning of period	$3,418	$3,169	$3,841
Provision for warranties issued	525	1,119	1,694
Settlements	(385)	(543)	(852)
Changes in liability for pre-existing warranties during the period	(1,004)	(1,191)	(1,514)

Balance at end of period	$2,554	$2,554	$3,169

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Changes in the Company’s liability for product warranty during the three and nine months ended September 27, 2009 are as follows:

	Predecessor
	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009
	(in thousands)
Balance at beginning of period	$2,905	$1,489
Provision for warranties issued	287	2,158
Settlements	(290)	(794)
Changes in liability for pre-existing warranties during the period	(456)	(407)

Balance at end of period	$2,446	$2,446

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

11. Debt and Capital Lease Obligations

The following table summarizes the Company’s debt and capital lease obligations at September 26, 2010 and December 27, 2009:

	Successor	Predecessor
	September 26 , 2010	December 27, 2009
	(in thousands)
Debt obligations:
Senior Notes	$—	$233,440
Exchangeable Senior Subordinated Debentures	—	109,233
Senior Secured Floating Rate Notes	—	625,593
UBS Loan Secured by Auction Rate Securities	—	64,150
Senior Secured Term Loan	448,875	—
Obligations under capital leases	9,414	18,861

Total debt and capital lease obligations	458,289	1,051,277
Less: amount subject to compromise	—	987,127

Total debt and capital lease obligations not subject to compromise	458,289	64,150
Less: current portion	13,419	64,150

Long-term debt and capital lease obligations not subject to compromise	$444,870	$—

New Debt and Capital Lease Obligations and Activities for the nine months ended September 26, 2010

Exit Financing

Pursuant to the Plan, the holders of allowed claims were offered the right to purchase a total of 12,974,496 shares of the New Common Stock upon emergence from the Chapter 11 Cases at a price of $8.43 per share (the Rights Offering). The number of shares available to each eligible claimant was based on each claimant’s proportionate allowed claim. On January 25, 2010, the Company entered into a Backstop Rights Purchase Agreement with Silver Lake whereby Silver Lake committed to purchase the balance of Rights Offering shares not otherwise subscribed for by the Rights Offering participants. The Company received net proceeds of approximately $104.9 million through the Rights Offering on February 9, 2010. In addition, the Company closed a $450 million five-year Senior Secured Term Loan Agreement (Term Loan). Upon the Company’s emergence on May 10, 2010, the proceeds from the Rights Offering and the Term Loan, together with other sources of cash available to the Company, were used to fully discharge the balance of the FRN claims of approximately $638 million.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Interest on the Term Loan accrues at a rate per annum, reset quarterly, equal to the prime lending rate or the Federal Funds rate plus 0.50%, whichever is higher but not less than 3.00%, plus 4.50%. Alternatively, the Company has the option to choose 1-month, 3-month, and 6-month LIBOR rate, or choose 9-month and 12-month LIBOR with the consent of all the lenders and the interest on the Term loan accrues at a rate per annum equal to the LIBOR or 2.00%, whichever is higher, plus 5.50%. Interest is payable quarterly in arrears. As of September 26, 2010, the Term Loan carried interest at 7.5%.

During the three months ended September 26, 2010, the Company entered into a hedging arrangement with a financial institution to hedge the variability of interest payments attributable to fluctuations in the LIBOR benchmark interest rate relating to the interest payments under the Term Loan. The Company entered into a $250 million interest rate swap which effectively converted $250 million of the variable interest rate obligation to a fixed interest rate obligation and is accounted for as a cash flow hedge in accordance with ASC Topic 815, Derivatives and Hedging. Under terms of the swap agreements, the Company pays the independent swap counterparty a fixed rate of 2.42 percent and, in exchange, the swap counterparty pays the Company an interest rate equal to the floor rate of 2 percent or three-month LIBOR, whichever is higher. These swap agreements effectively fix the interest rate at 7.92 percent through 2013 for $250 million of the $450 million term loan facility.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.

The Company had no ineffectiveness from the hedges to be recorded in the three months ended September 26, 2010. As of September 26, 2010, AOCI related to interest rate swaps was a loss of approximately $1.8 million, of which approximately $0.8 million is expected to be amortized to interest expense over the next 12 months.

The Term Loan is secured by the assets of the Company including, among other items, a first priority lien on property, plant and equipment and inventory, and a second priority lien on account receivables and cash. Based on certain agreed upon thresholds, the Term Loan will require net cash proceeds from asset sales or other dispositions of property, extraordinary cash receipts, and other future cash flows to be used to prepay the outstanding balance of the loan. Voluntary prepayments of borrowings will be permitted in whole or in part, in minimum principal amounts to be agreed upon, at any time on or prior to February 9, 2011 at a price equal to 101% of the principal amount of such borrowings being prepaid plus all accrued and unpaid interest plus breakage costs, if any, and thereafter at any time without premium or penalty. The Company is subject to a number of financial covenants beginning June 27, 2010, including a minimum consolidated interest coverage ratio of 3.75 to 1.0, a maximum leverage ratio of 2.50 to 1.0 until September 25, 2011 and a maximum leverage ratio of 2.0 to 1.0 thereafter, and maximum permitted capital expenditures of $75 million in 2010, $100 million in 2011 and $125 million in 2012 and each fiscal year thereafter. Any capital expenditure amount not expended in the fiscal year for which the Company is permitted may be carried over for expenditure in the succeeding fiscal year in an amount not to exceed $25 million in any fiscal year. As of September 26, 2010, the Company is in compliance with all of the financial covenants under the Term Loan.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Revolving Credit Facility

On May 10, 2010, the Company entered into the Revolving Credit Facility with Bank of America and other financial institutions. Availability under the Revolving Credit Facility provides up to $65 million to supplement its working capital. Available amounts for borrowing under the Revolving Credit Facility, net of reserves, are limited to 85 percent of eligible accounts receivable and 25% of ineligible receivables subject to a cap of $10 million. The Revolving Credit Facility is subject to a number of covenants including fixed charge ratio coverage of 1.00 to 1.00 when unrestricted cash and availability under the facility is below $ 60 million. As of September 26, 2010, the Company has not made any draw downs against this facility and is in compliance with all of the financial covenants under the Revolving Credit Facility which was entered into as a pre-condition to obtaining the Term Loan.

Impact of Emergence from Chapter 11 Cases

Upon the Company’s emergence from Chapter 11, the Senior Notes and Exchangeable Senior Subordinated Debentures are being settled by distribution from the 46,247,760 shares of the Company’s New Common Stock reserved to holders of allowed general, unsecured claims. On May 10, 2010, the unamortized portion of the capitalized financing costs related to these two debts was fully written off as a result of the Company’s Plan adjustments.

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

12. Income Taxes

The following table presents the income tax expenses of the Company:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months ended Sept. 26, 2010	Three Months ended Sept. 27, 2009	Period from May 11, 2010 to Sept. 26, 2010	Period from December 28, 2009 to May 10, 2010	Nine Months ended Sept. 27, 2009
		(in thousands)
Income tax expenses	$1,670	$517	$1,649	$1,640	$946

The Company recorded an income tax expense of $1.7 million in the three months ended September 26, 2010, as compared to an income tax expense of approximately $0.5 million in the three months ended September 27, 2009. The income tax expenses recorded in the three months ended September 26, 2010 was primarily related to tax expenses in profitable foreign locations of $1.7 million. The income tax expense recorded in the three months ended September 27, 2009 was primarily related to tax provisions in profitable foreign locations of $0.5 million.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company recorded an income tax expense of approximately $3.3 million in the nine months ended September 26, 2010, as compared to an income tax expense of approximately $0.9 million in the nine months ended September 27, 2009. The income tax expense recorded in the nine months ended September 26, 2010 was primarily related to tax provisions in profitable foreign locations of $3.3 million. The income tax expense recorded in the nine months ended September 27, 2009 was primarily related to tax provisions in profitable foreign locations of $0.9 million.

Due to emergence from bankruptcy, in the six months ended June 27, 2010, the Company recorded an increase of $12.0 million in uncertain tax positions, consisting of previously unrecognized tax benefits of $10.0 million and interest and penalties of $2.0 million in connection with certain intercompany arrangements. In the three months ended September 26, 2010, the Company also recorded $0.4 million of interest associated with these uncertain tax positions.

As of September 26, 2010, all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on the Company’s assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 27, 2009, the Company had U.S. federal and state net operating loss carryforwards of approximately $1.2 billion and $155.6 million, respectively. Upon emergence from bankruptcy, the Company experienced an “ownership change” as defined in the Internal Revenue Code. Consequently, the Company’s federal net operating loss carryforwards are subject to an annual limitation of approximately $26.0 to $28.0 million. These federal net operating losses, if not utilized, expire from 2027 to 2030. Based on this carryforward period as well as the results of operations through September 26, 2010, the Company believes that approximately $850.0 to $900.0 million of these federal net operating loss carryforwards, which includes a worthless stock deduction of approximately $500.0 to $550.0 million, are available to offset future taxable income.

If the Company experiences an “ownership change” in the future as a result of offerings of its common stock or shifts in its stock ownership, it may experience an “ownership change” as defined in the Internal Revenue Code such that its ability to utilize its federal net operating loss carryforwards may be further limited under certain provisions of the Internal Revenue Code. As a result, the Company may incur greater tax liabilities than it would in the absence of such a limitation and any incurred liabilities could materially adversely affect it.

13. Fair Value Measurements

ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. This guidance was applied to the valuation of assets and liabilities in connection with the Company’s fresh start accounting and as recorded by the Predecessor at May 10, 2010.

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

Fair value information for each major category of assets and liabilities measured on a nonrecurring basis as part of fresh start accounting during the period is included in Note 2. The Company remeasured its assets and liabilities at fair value on May 10, 2010 as required by ASC 852 using the guidance for measurement found in ASC 805. The gains and losses related to these fair value adjustments were recorded by the Successor as adjustments to accumulated deficit.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of September 26, 2010 and December 27, 2009, the fair value measurements of the Company’s financial assets and liabilities consisted of the following and which are categorized in the table below based upon the fair value hierarchy:

	Successor				Predecessor
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	September 26, 2010				December 27, 2009
	(in thousands)
Money market funds	$—	$—	$—	$—	$20	$—	$—	$20
Treasury Bills	$100,000
Auction rate securities	—	—		—	—	—	100,335	100,335
Put option	—	—	—	—	—	—	6,790	6,790

Total financial assets	$100,000	$—	$—	$100,000	$20	$—	$107,125	$107,145

Interest rate swaps	$—	$1,753	$—	—	$—	$—	$—	$—

Total financial liabilities	$—	$1,753	$—	$—	$—	$—	$—	$—

The fair value of the treasury bills are based on quoted prices in active markets for identical terms. In determining the fair value of our interest rate swap, the Company uses the present value of expected cash flows based on market observable interest rate yield curves and interest rate volatility commensurate with the term of each instrument. Since the Company only uses observable inputs in the swap, it is considered a Level 2 valuation.

The tables below present reconciliations for the auction rate securities (ARS) and put option, the Company’s Level 3 financial assets, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 26, 2010 and September 27, 2009, respectively:

	Nine Months Ended September 26, 2010
	Successor		Predecessor
	Period from May 11, 2010 to September 26, 2010		Period from December 28, 2009 to May 10, 2010
	Auction rate securities	Put option	Auction rate securities	Put option
	(in thousands)
Balance at beginning of period	$41,855	$2,845	$100,335	$6,790
Redemptions at par	(44,700)	—	(62,425)	—
Change in fair value	2,845	(2,845)	3,945	(3,945)

Balance at end of period	$—	$—	$41,855	$2,845

	Predecessor
	Three Months Ended September 27, 2009		Nine Months Ended September 27, 2009
	Auction rate securities	Put option	Auction rate securities	Put option
	(in thousands)
Balance at beginning of period	$110,839	$10,811	$94,014	$27,465
Redemptions at par	(10,375)	—	(10,625)	—
Change in fair value	3,674	(3,674)	20,749	(20,328)

Balance at end of period	$104,138	$7,137	$104,138	$7,137

The changes in the fair values of the ARS and put option are reflected as components of interest and other income (expense), net.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

14. Restructuring Charges

For the three months ended September 26, 2010, there were no restructuring charges incurred by the Company. In the nine months ended September 26, 2010, as part of its ongoing strategic effort to reduce costs and conserve cash, the Company eliminated regular and contract positions globally, through consolidations, attrition, and a reduction in regular, contract and temporary workers in manufacturing, engineering, management and administrative support functions.

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

The accrued restructuring balance was included in accrued compensation and benefits in the Company’s condensed consolidated balance sheet as of September 26, 2010 and December 27, 2009. Substantially, all of the remaining accrued restructuring balance related to the Company’s restructuring activities is expected to be disbursed within the next twelve months.

15. Derivative Financial Instruments

Interest Rate Risk

The Company is currently exposed to the variability of future quarterly interest payments on its variable rate debt due to changes in the LIBOR interest rate above the floor rate of 2 percent. To mitigate this interest rate risk and also to comply with the requirement of hedging in the $450 million term loan facility, the Company has entered into interest rate swaps to manage the interest rate risk associated with its borrowings.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company has approximately $448.9 million of term loan facility outstanding as of September 26, 2010 and has entered into interest rate swap agreement with an independent swap counterparty to hedge its interest rate exposure. The swap agreements, with an aggregate notional amount of $250 million and expiration date of May 17, 2013, effectively convert the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedging). Under terms of the swap agreements, the Company pays the independent swap counterparty a fixed rate of 2.42 percent and, in exchange, the swap counterparty pays the Company an interest rate equal to the floor rate of 2 percent or three-month LIBOR, whichever is higher. These swap agreements effectively fix the interest rate at 7.92 percent through 2013 for $250 million of the $448.9 million term loan facility.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income / loss (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.

The Company had no ineffectiveness from the hedges to be recorded in the three months ended September 26, 2010. As of September 26, 2010, AOCI related to interest rate swap was a loss of approximately $1.8 million, of which approximately $0.8 million is expected to be amortized to interest expense over the next 12 months.

The following table presents the effect of cash flow hedging relationship on the Company’s condensed consolidated statement of operations for the three months ended September 26, 2010:

Derivatives in ASC 815 Cash Flow Hedging Relationship	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in thousands)		(in thousands)
Interest Rate Swap	$(1,753)	Interest Expense	$(120)

The location and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheet as of September 26, 2010 and December 27, 2009 were as follows:

	Balance Sheet Location	September 26, 2010	December 27, 2009
		(in thousands)
Interest Rate Swap	Other Current Liabilities and Other Liabilities	$1,753	$—

Spansion Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table provides the balances and changes in the accumulated OCI related to the interest rate swap:

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(in thousands)
Beginning balance	$—	$—	$—	$—
Amount reclassified to income	120	—	120	—
Net change	(1,873)	—	(1,873)	—

Ending balance	$(1,753)	$—	$(1,753)	$—

16. Subsequent Events

Public Offering of Common Stock

On October 28, 2010, we announced our intention to offer to sell, subject to market and other conditions, 6,750,000 shares of Class A common stock. We intend to grant the underwriters a 30-day option to purchase up to an additional 1,012,500 shares to cover over-allotments, if any. Under our Term Loan, we are required to use 50% of net proceeds from any equity offering to repay amounts outstanding thereunder. We are negotiating with the required lenders of the Term Loan to amend the Term Loan to, among other things, waive this net proceeds requirement. To the extent we are able to obtain this waiver, we intend to use the net proceeds from this common stock offering for general corporate purposes.

Private Offering of Senior Unsecured notes

On October 28, 2010, Spansion LLC announced its intention to offer to sell, subject to market and other conditions, $200 million of senior unsecured notes in a private offering. We and Spansion Technology LLC will guarantee Spansion LLC’s obligations under the notes. We intend to use the net proceeds from this private offering to pay down amounts outstanding under the Term Loan. The private offering is conditioned upon either (i) obtaining the necessary approvals and waivers from the required lenders under each of the Term Loan and the Revolving Credit Facility or (ii) the full repayment and the termination of each the Term Loan and the Revolving Credit Facility in accordance with its terms.

Settlement of Spansion Japan’s Dispute over Rejection Damages

On October 20, 2010, the Company’s claims agent appointed to resolve certain pre-bankruptcy claims entered into an agreement with Spansion Japan, a former subsidiary of Spansion Inc., to settle all rejection damages claims asserted by and between Spansion Japan and the chapter 11 estates of Spansion Inc. and its related debtors. Spansion Japan had asserted a claim for approximately $936 million related to damages allegedly incurred as a result of the Company’s rejection of its foundry agreement with Spansion Japan. The claims agent had been engaged in litigation with Spansion Japan over the amount of damages sustained by Spansion Japan.

As part of the agreement, Citi, which was not a party to this litigation, will purchase the rejection damages claim from Spansion Japan for $100 million in cash. In separate transactions, the claims agent will agree to allow the rejection damages claim held by Citi in the amount of $200 million, and Spansion LLC, a subsidiary of Spansion Inc., will purchase 85 percent of the allowed claim from Citi for $85 million in cash. These transactions will become effective upon final approval of the settlement agreement by the U.S. bankruptcy court and the Tokyo District Court, which is handling Spansion Japan’s corporate reorganization proceeding in Japan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties associated with emergence from the Chapter 11 Cases; claims not discharged in the Chapter 11 Cases and their effect on our results of operations and profitability; substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; and the sufficiency of workforce and cost reduction initiatives. Other risks and uncertainties relating to our business include our ability to: successfully transform our business and implement our new business strategy focused primarily on the embedded Flash memory market; maintain or increase our average selling price and lower our average costs; accurately forecast customer demand for our products; attract new customers; obtain additional financing in the future; maintain our distribution relationships and channels in the future; successfully enter new markets and manage our international expansion; successfully compete with existing and new competitors, or with new memory or other technologies; successfully develop new applications and markets for our products; maintain manufacturing efficiency; obtain adequate supplies of satisfactory materials essential to manufacture our products; successfully develop and transition to the latest technologies; negotiate patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; protect our intellectual property and defend against infringement or other intellectual property claims; maintain our business operations and demand for our products in the event of natural or man-made catastrophic events; and effectively manage, operate and compete in the current sustained economic downturn and extraordinarily volatile market conditions effected in part by cautious capital spending by our customers as they face their own economic challenges. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

Overview

We are a leading designer, manufacturer and developer of Flash memory semiconductors. We are focused on the embedded Flash market and our Flash memory devices primarily store data and code for microprocessors, controllers and other programmable semiconductors which run the applications in a broad range of electronics systems. These systems include computing and communications, automotive and industrial, consumer and gaming, wireless and machine-to-machine, or M2M, devices. In addition to Flash memory semiconductor products, we assist our customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration. In the third quarter of 2010, we delivered sequential quarterly net sales growth after adjusting for the write-off of deferred revenue as part of fresh start accounting. These results were primarily driven by increasing unit demand in our broad-based embedded business. We continue to believe that our emergence from the Chapter 11 Cases will give us an opportunity to reverse the trend of market share losses we sustained while in bankruptcy.

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

Prior to the Debtors’ filing of the Chapter 11 Cases, on February 10, 2009, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan) filed a proceeding under the Corporate Reorganization Law of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding). On March 3, 2009 the Tokyo District Court approved the filing of the Spansion Japan Proceeding and appointed the incumbent representative director of Spansion Japan as trustee. As a result, we no longer controlled Spansion Japan despite our 100 percent equity ownership interest and, effective March 3, 2009, we deconsolidated Spansion Japan and have accounted for our interest in Spansion Japan as a cost basis investment. Effective September 28, 2010, our 100 percent equity ownership interest in Spansion Japan was extinguished by the Tokyo District Court.

Upon our emergence from the Chapter 11 Cases on May 10, 2010 (Emergence Date), we adopted fresh start accounting in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganizations.” The adoption of fresh start accounting results in our becoming a new entity for financial reporting purposes. Accordingly, the Condensed Consolidated Financial Statements on or after May 10, 2010 are not comparable to the Condensed Consolidated Financial Statements prior to that date.

We qualified for fresh start accounting, in accordance with ASC 852, due to:

•	the reorganization value of the Debtors’ assets immediately before the date of confirmation being less than the total of all their post-petition liabilities and allowed claims; and

•	holders of existing voting shares immediately before confirmation receiving less than 50 percent of the voting shares of the post-emergence company.

Reorganization value is the value attributed to the reorganized entity, in addition to the expected net realizable value of those assets that will be disposed of before reorganization occurs. This reorganization value is viewed as the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. Reorganization value is generally determined by discounting future cash flows. Immediately prior to the Emergence Date, the Debtors’ reorganization value of $1.2 billion was less than the sum of post-petition liabilities of $617 million and allowed claims of $939 million.

Also, holders of Class A common stock outstanding prior to the Emergence Date (Old Common Stock) did not receive any consideration for their shares nor any pre-determined allocation of Class A common stock of the reorganized Company (New Common Stock). Holders of New Common Stock issued by the reorganized company after the Emergence Date primarily include unsecured creditors who have received or will receive shares of New Common Stock in settlement of their allowed claims, and participants in a rights offering that we conducted in February 2010, as described below under “Effectiveness of the Plan and Exit Financing.”

Fresh start accounting requires resetting the historical net book values of our assets and liabilities as of the Emergence Date to the related fair values by allocating our reorganization value to our assets and liabilities pursuant to ASC 805 “Business Combinations” and ASC 852-10 “Reorganizations.” The excess reorganization value over the fair value of tangible and identifiable intangible assets has been recorded as goodwill on our Condensed Consolidated Balance Sheet. Deferred taxes have been determined in conformity with ASC 740 “Income Taxes”. For additional information regarding the impact of fresh start accounting on our Condensed Consolidated Balance Sheet as of the Emergence Date, see Note 2 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.

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

Pursuant to the Plan, the holders of allowed claims were offered the right to purchase a total of 12,974,496 shares of the New Common Stock upon our emergence from the Chapter 11 Cases at a price of $8.43 per share (Rights Offering). The number of shares available to each eligible claimant was based on each claimant’s proportionate allowed claim. In connection with the Rights Offering, we entered into a Backstop Rights Purchase Agreement with Silver Lake Sumeru Fund, L.P. (Silver Lake) whereby Silver Lake committed to purchase the remaining balance of Rights Offering shares not otherwise subscribed for by the Rights Offering participants. Based on the agreement, Silver Lake purchased 3,402,704 shares of the New Common Stock that had not been subscribed for by the Rights Offering participants. As of May 10, 2010, we received net proceeds of approximately $104.9 million through the Rights Offering that was used in full to partially discharge the FRN claims.

On February 9, 2010, we closed a five-year Senior Secured Term Loan agreement (Term Loan) of $450 million with a group of lenders. The proceeds of the Term Loan, together with cash proceeds from other sources of cash available to us, were used in full to partially discharge the remaining balance of the FRN claims. See Note 11to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for details.

On May 10, 2010, we finalized an agreement with Bank of America and other financial institutions for a senior revolving credit facility (Revolving Credit Facility) in an aggregate amount of up to $65 million to fund bankruptcy related expenses and ongoing working capital. As of September 26, 2010, we have not drawn under this facility. See Note 11 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for details.

The Plan contemplates the distribution of 65.8 million shares of New Common Stock, consisting of: (i) 46,247,760 shares to holders of allowed general, unsecured claims; (ii) 12,974,496 shares to subscribers of the Rights Offering; and (iii) 6,580,240 shares reserved for issuance to eligible employees in connection with grants of stock options and restricted stock units (RSUs) under our new 2010 Equity Incentive Award Plan. The New Common Stock was listed on the NYSE Amex LLC Exchange on May 18, 2010, and was re-listed on the New York Stock Exchange on June 23, 2010, in both cases under the trading ticker symbol “CODE.”

In accordance with the Plan, holders of Old Common Stock , or stock options exercisable for Old Common Stock and RSUs that convert into Old Common Stock, outstanding as of May 10, 2010, did not receive any distributions, and their equity interests were cancelled on May 10, 2010.

Business Relationship with Spansion Japan and Foundry Agreement

Spansion Japan manufactured and supplied silicon wafers to us, and provided sort services to us through August 31, 2010 when Spansion Japan sold its’ manufacturing facilities (known as JV3 and SP1) located at Aizu, Japan to a subsidiary of Texas Instruments Inc. (TI) which provided such services to us beginning on September 1, 2010. Spansion Japan also functioned as the sole distributor of our products in Japan whereby it purchased products from us and sold them to customers in Japan, primarily through a subsidiary of Fujitsu Limited. The wafers purchased from Spansion Japan were a material component of our cost of goods sold, and historically, the wafer prices were governed by a foundry agreement. Management believes that the prices under that foundry agreement greatly exceeded the amounts that the U.S. Bankruptcy Court would have required us to pay for wafers purchased during the period from February 9, 2009 through October 27, 2009 (the date when Spansion Japan and we mutually agreed to pricing terms through executed purchase orders).

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

On February 2, 2010, we entered into a foundry agreement with Spansion Japan whereby we were to purchase from Spansion Japan: (i) a minimum of 10 billion yen (equivalent to $111.8 million at June 27, 2010) worth of wafers over six quarters, beginning with the first quarter of 2010 and ending with the second quarter of 2011; and (ii) minimum sort services of $7.7 million for the first quarter of 2010 and $8.9 million for each quarter from the second quarter of 2010 to the second quarter of 2011, with both sort services and wafer production to be subject to normal and customary foundry performance conditions. On March 29, 2010, we executed with Spansion Japan various agreements implementing the Settlement including the purchase of Spansion Japan’s distribution business, which was consummated on May 24, 2010 for a total cash purchase price of $13.1 million. With the acquisition of Spansion Japan’s distribution business, all material conditions of the Settlement were fulfilled and we set off the receivable and payable balances due from and to Spansion Japan as of October 27, 2009 (the date when Spansion Japan and we mutually agreed to pricing terms through executed purchase orders). All transactions with Spansion Japan are now being settled on a regular basis on mutually agreed upon terms.

The purchase price relating to the acquisition of Spansion Japan’s distribution business was allocated to the acquired business based on its estimated fair values as of May 24, 2010, as set forth below:

In millions
Tangible assets	$1.5
Customer relationships	10.1
Goodwill	3.3
Liabilities	(1.8)

Total purchase price	$13.1

See Note 9 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for disclosures relating to the above intangible assets.

Until May 24, 2010, Spansion Japan continued in its historical role as the sole distributor of our products in Japan. After we purchased Spansion Japan’s distribution business, we began distributing our products in Japan through our newly formed, wholly owned subsidiary, Nihon Spansion Limited.

Effective June 27, 2010, Spansion Japan’s POR was confirmed by the Tokyo District Court. The POR provided for Spansion Japan to redeem shares held by its shareholders without consideration, cancel such shares and issue new shares to unsecured creditors. The redemption, cancellation and new issuance were completed effective September 28, 2010. Thereafter we had no equity ownership of Spansion Japan. Until this date, we accounted for our interest in Spansion Japan as a cost basis investment since we have not controlled Spansion Japan since March 3, 2009.

On August 31, 2010, Spansion Japan sold its manufacturing facilities to a subsidiary of TI. At the same time, we terminated our foundry agreement with Spansion Japan and entered into a new foundry agreement with TI whereby we agreed to purchase from TI: (i) a minimum of $235.5 million worth of wafers over eight quarters, beginning with the third quarter of 2010 and ending with the second quarter of 2012; and (ii) minimum sort services of $8.9 million for each quarter from the fourth quarter of 2010 to the second quarter of 2011 and $8.5 million each from the third quarter of 2011 through the second quarter of 2012, with both sort services and wafer production to be subject to normal and customary foundry performance conditions.

Ongoing Chapter 11 Matters

Resolution of Outstanding Claims

Pursuant to the Plan, a claims agent has been appointed to analyze and, at the claims agent’s discretion, contest outstanding disputed claims amounting to $1.5 billion, which includes the $936 million general unsecured proof of claim filed by Spansion Japan as a result of the November 19, 2009 foundry agreement rejection order. We accrued our best estimate of the liability which is included in the $939 million of liabilities subject to compromise as of the Emergence Date. Since these claims are being handled by the claims agent and are under the jurisdiction of the U.S. Bankruptcy Court, their sole recourse of persons asserting these claims is to receive shares reserved under the plan and, therefore, any outcome of the claims adjudication process will have no direct impact on the Successor.

On October 20, 2010, the claims agent appointed to resolve certain pre-bankruptcy claims entered into an agreement with Spansion Japan to settle all claims asserted by and between Spansion Japan and the chapter 11 estates of the Debtors. Spansion Japan had asserted a claim for approximately $936 million related to damages allegedly incurred as a result of our rejection of our foundry agreement with Spansion Japan. The claims agent had been engaged in litigation with Spansion Japan over the amount of damages sustained by Spansion Japan.

As part of the agreement, Citigroup Global Markets Inc. (Citi), which was not a party to this litigation, will purchase the rejection damages claim from Spansion Japan for $100 million in cash. In separate transactions, the claims agent will agree to allow the rejection damages claim held by Citi in the amount of $200 million, and we will purchase 85 percent of the allowed claim from Citi for $85 million in cash. These transactions will become effective upon final approval of the settlement agreement by the U.S. Bankruptcy Court and the Tokyo District Court.

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

In preparing the Condensed Consolidated Financial Statements for the Predecessor, we applied ASC 852 “Reorganizations,” which requires that the financial statements, for periods subsequent to the commencement of Chapter 11 Cases, distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, professional fees associated with the Chapter 11 Cases and certain gains and losses resulting from reorganization of our business have been reported separately as reorganization items. In addition, interest expense has been reported only to the extent that it was paid during the Chapter 11 Cases or that it is probable that it will be an allowed priority, secured, or unsecured claim under the Chapter 11 Cases. Interest income earned during the Chapter 11 Cases is reported as a reorganization item.

Upon our emergence from the Chapter 11 Cases, we adopted fresh start accounting in accordance with ASC 852 “Reorganizations.” The adoption of fresh start accounting results in our becoming a new entity for financial reporting purposes. Accordingly, the Condensed Consolidated Financial Statements on or after May 10, 2010 are not comparable to the Condensed Consolidated Financial Statements prior to that date. Our Consolidated Statements of Operations for fiscal quarter ended June 27, 2010 and for subsequent periods through fiscal year 2013 will be split into Predecessor and Successor financial statements for as long as any Predecessor financial statements are disclosed.

Fresh start accounting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to ASC 805 “Business Combinations” and ASC 820 “Fair Value Measurements and Disclosures”. The excess reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill on the Condensed Consolidated Balance Sheet. Deferred taxes are determined in conformity with ASC 740 “Income Taxes”. For additional information regarding the impact of fresh start accounting on our Condensed Consolidated Balance Sheet as of September 26, 2010, see Note 2 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.

Furthermore, effective March 3, 2009, we deconsolidated Spansion Japan because, despite our 100 percent equity ownership interest, we no longer controlled Spansion Japan due to the appointment of a trustee in the Spansion Japan Proceeding. Since March 3, 2009, we have accounted for our interest in Spansion Japan as a cost basis investment. Transactions we consummated with Spansion Japan and after March 3, 2009 have been reflected as transactions with a third party. Effective September 28, 2010, our 100 percent equity ownership interest in Spansion Japan was extinguished by the Tokyo District Court.

With the exception of Spansion Japan as described above, our condensed consolidated financial statements include all of our accounts and those of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements do not include certain financial statement footnotes and disclosures required under U.S. GAAP for audited financial statements. Therefore, the condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto for the year ended December 27, 2009, included in our Annual Report on Form 10-K, which was filed with the SEC on February 11, 2010.

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

As a result of our emergence from the Chapter 11 Cases, we adopted fresh start accounting in accordance with ASC 852 “Reorganizations” and ASC 805 “Business Combinations.” The adoption of fresh start accounting results in our becoming a new entity for financial reporting purposes. Accordingly, the Condensed Consolidated Financial Statements on or after May 10, 2010 are not comparable to the Condensed Consolidated Financial Statements prior to that date. For additional information regarding the impact of fresh start accounting on our Condensed Consolidated Balance Sheet as of May 10, 2010, see Note 2 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.

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

Goodwill and Intangible Assets

Goodwill represents the excess of our enterprise value upon emergence over the fair value of our net tangible and identifiable intangible assets acquired. We recorded goodwill in the second quarter of fiscal 2010 in connection with fresh start accounting (see Note 2 and Note 9 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for details relating to fresh start accounting and valuation of Goodwill). In accordance with the provisions of ASC No. 350, “Intangibles, Goodwill and Other” (ASC 350), goodwill amounts are not amortized, but rather are tested for impairment at the reporting unit level at least annually, or more frequently if there are indicators of impairment present. We have determined that we have a single reporting unit and we will perform the annual goodwill impairment analysis as of the fourth quarter of each fiscal year, with the first annual testing to be carried out in the fourth quarter of fiscal 2010.

We recorded intangible assets in the second quarter of fiscal 2010 in connection with fresh start accounting (See Note 2 and Note 9 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for details relating to fresh start accounting and valuation of Goodwill). We will consider quarterly whether indicators of impairment relating to the intangible assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an intangible asset, significant changes in the extent or manner in which an intangible asset is used or an adverse change in our overall business climate. If these or other indicators are present, we test for recoverability of the intangible asset by determining whether the estimated undiscounted cash flows attributable to the intangible asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the intangible asset over its respective fair value. See Note 9 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for details relating to the above.

Estimates Relating to Litigation Reserve

Upon emergence and as part of fresh start accounting, we implemented our litigation reserve policy whereby we would record, on a rolling four quarter basis, the estimated litigation costs that we expect to incur in defending ourselves in connection with ongoing lawsuits in accordance with the provisions of ASC 450, Contingencies. Considerable judgment is necessary to estimate these costs and an accrual is made when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. See Part II. Other Information, Item 1. Legal Proceedings for our update of outstanding legal proceedings.

Combined Financial Results of Predecessor and Successor

For purposes of management’s discussion and analysis of the results of operations in this Quarterly Report on Form 10-Q, we combined the results of operations for the period from December 28, 2009 to May 16, 2010 of the Predecessor with the period from May 16, 2010 to September 26, 2010 of the Successor. We then compare the combined results of operations for the nine months ended September 26, 2010 with the corresponding periods in the prior year.

We believe the combined results of operations for the nine months ended September 26, 2010 provide management and investors with a more meaningful perspective on our ongoing financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner. Similarly, we combine the financial results of the Predecessor and the Successor when discussing our sources and uses of cash for the nine months ended September 26, 2010.

Results of Operations

Comparison of Net Sales, Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Income Tax Provision

The following is a summary of operating results for the three and nine months ended September 26, 2010 and September 27, 2009. See the Condensed Consolidated Statements of Operations in Item 1 for the Predecessor period from December 28, 2009 to May 10, 2010 and the Successor periods from May 11, 2010 to September 26, 2010, which have been been combined together to form the nine month combined period ended September 26, 2010.

	Three Months Ended				Nine Months Ended
	Successor	Predecessor			Combined	Predecessor
	September 26, 2010	September 27, 2009	Variance in Dollars	Variance in Percent	September 26, 2010	September 27, 2009	Variance in Dollars	Variance in Percent
		(in thousands, except for percentage)
Total net sales	$307,594	$327,578	$(19,984)	-6%	$840,583	$1,103,507	$(262,924)	-24%
Cost of sales	276,838	234,952	41,886	18%	663,068	898,253	(235,185)	-26%
Gross margin	10%	28%			21%	19%
Research and development	26,246	28,281	(2,035)	-7%	74,734	110,916	(36,182)	-33%
Sales, general and administrative	59,948	36,820	23,128	63%	146,312	174,637	(28,325)	-16%
In-process research and development	—	—	—	0%	—	—	—	0%
Restructuring charges	—	7,492	(7,492)		(2,772)	45,646	(48,418)	-106%
Operating gain (loss)	(55,438)	20,033	(75,471)	-377%	(40,759)	(125,945)	85,186	-68%

Gain on deconsolidation of subsidiary	—	—	—	0%	—	30,100	(30,100)	0%
Interest and other income, net	1,378	532	846	159%	(1,162)	2,928	(4,090)	-140%
Interest expense	(9,124)	(9,199)	75	-1%	(44,574)	(42,877)	(1,697)	4%
Reorganization items	—	(9,348)	9,348	-100%	370,340	(381,647)	751,987	-197%
Provision for Income Taxes	(1,670)	(518)	(1,152)	222%	(3,289)	(947)	(2,342)	247%

Total Net Sales

Total net sales for the three months ended September 26, 2010 decreased by six percent or $20.0 million compared to total net sales for the three months ended September 27, 2009. Approximately 15 percent, or $48.0 million, of the decrease was attributable to our decision to exit a large portion of the wireless market that was not profitable and approximately four percent or $11.0 million of the decrease was attributable to deferred revenue lost as a result of fresh start accounting required for the Successor. This decrease was offset by an approximately 13 percent or $41.0 million increase in sales in the embedded market, where we recaptured business lost during the Chapter 11 Cases.

Total net sales for the combined nine months ended September 26, 2010 decreased by 24 percent or $263.0 million compared to total net sales for the nine months ended September 27, 2009, primarily as a result of our change in strategy to focus primarily on sales of embedded products starting in the second quarter of fiscal 2009. Approximately 21 percent or $228.0 million of the net sales decrease was attributable to this strategy change. Approximately four percent or $49.0 million of the decrease was attributable to deferred revenue lost as a result of fresh start accounting required for the Successor. These decreases were offset by a two percent or approximately $14.0 million increase in sales in the embedded market. Starting in the second quarter of fiscal 2010, we have been gradually regaining the business lost while we were subject to the Chapter 11 Cases, especially in Japan.

Gross Margin

Our gross margin decreased by 18 percentage points for the three months ended September 26, 2010, compared to the corresponding period in fiscal 2009. The decrease in gross margin was primarily due to (i) fresh start accounting related adjustments in the Successor which included amortization of approximately $49.1 million of inventory mark-up, approximately $26.0 million related to a full quarter’s depreciation charge on higher valuation of fixed assets and approximately $4.0 million attributable to lost revenues in our distribution channel; (ii) approximately $21.0 million related to higher inventory reserves on certain products; (iii) approximately $16.0 million due to a decline in sales in the wireless markets. The overall decrease is partially offset by $40.0 million of lower expenses resulting from operating efficiencies in factory utilization, and approximately $22.0 million due to the release of adverse commitment reserves following resolution of the related contingency.

Our gross margin increased by three percentage points for the nine months ended September 26, 2010, compared to the nine months ended September 27, 2009. The increase in gross margin was primarily due to an increase in factory utilization and efficiency from restructuring and consolidation of back-end manufacturing operations, better pricing from suppliers, and a product mix shift from wireless to embedded products. The overall increase was partially offset by a decrease in ASPs and fresh start accounting related adjustments, including amortization of inventory mark-up, higher depreciation expenses and loss of margin relating to the deferred revenue loss.

Research and Development

Research and development (R&D) expenses for the three months ended September 26, 2010 decreased by seven percent, compared to the corresponding period in fiscal 2009. The decrease of R&D expenses was primarily due to a reduction in expenses of approximately $1.8 million due to the transfer of our Milan R&D operations to Elpida in February 2010. The impact of fresh start accounting on R&D expenses for the three months ended September 26, 2010 was immaterial.

R&D expenses for the nine months ended September 26, 2010 decreased by approximately 33 percent, compared to the corresponding period in fiscal 2009. The decrease in R&D expenses was primarily due to closure of our Sub-micron Development Center (SDC) and, to a lesser extent, the closure of R&D operations in certain of our foreign final manufacturing locations.

For the Predecessor, from March 29, 2010 to May 10, 2010, R&D expenses of approximately $12.1 million included, among other items, approximately $6.2 million of labor costs, approximately $2.1 million of expenses related to outside service providers, approximately $0.9 million of material costs, and approximately $1.4 million of building and other allocated operating expenses.

R&D expenses in the Successor from May 11, 2010 to September 26, 2010 were approximately $39.6 million, which included, among other items, approximately $ 17.3 million of labor costs, approximately $ 6.4 million of expenses related to outside service providers, approximately $4.5 million of material costs, and approximately $ 6.5 million of building and other allocated operating expenses.

Sales, General and Administrative

Sales, general and administrative (SG&A) expenses for the three months ended September 26, 2010 increased by 63 percent, compared to the corresponding period in fiscal 2009. The increase in SG&A expense was primarily due to an increase of approximately $18.0 million in legal expenses that are anticipated in connection with the Samsung litigation in accordance with our litigation reserve policy, approximately $3.8 million in accrued bonuses primarily related to our 2010 performance-based bonus plan, and approximately $ 2.7 million of operating expenses due to having a full quarter of the Japanese sales and distribution organization that resulted from the May 2010 acquisition from Spansion Japan and which is now part of Nihon Spansion Limited. The impact of fresh start accounting on SG&A for the three months ended September 26, 2010 was immaterial.

SG&A expenses for the combined nine month period ended September 26, 2010 decreased by 16 percent, compared to the corresponding period in fiscal 2009. This decrease was principally due to (i) a decrease of approximately $12.9 million in provision for doubtful accounts; (ii) savings of approximately $10.0 million in labor costs and approximately $4.3 million relating to a decrease in information technology expenses; (iii) allocation of approximately $4.0 million of information technology charges from SG&A to R&D and Cost of Goods Sold, based on utilization, in the Successor; and (iv) elimination of $ 4.3 million of SG&A expenses attributable to Spansion Japan as a result of deconsolidation of Spansion Japan on March 3, 2009. The overall decrease was partially offset by: (i) an increase of approximately $8.4 million in accrued bonuses primarily related to our 2010 performance-based bonus plan; and (ii) an increase of approximately $3.9 million of operating expenses due to having more than four months of the Japanese sales and distribution organization that resulted from the May 2010 acquisition from Spansion Japan and which is now part of Nihon Spansion Limited.

For the Predecessor, during the period from March 29, 2010 to May 10, 2010, SG&A expenses of approximately $20.5 million included among other items, approximately $8.0 million of labor costs, approximately $7.4 million of expenses related to outside service providers, and approximately $1.6 million of building and other allocated operating expenses.

For the Successor, during the period from May 11, 2010 to September 26, 2010, SG&A expenses of approximately $78.2 million included among other items, approximately $ 31.6 million of labor costs; approximately $34.0 million of expenses related to outside service providers; and approximately $ 8.0 million of building and other allocated operating expenses.

Restructuring Charges

Restructuring charges for the Predecessor from December 28, 2010 to May 10, 2010 decreased by approximately $48.4 million, compared to the nine months ended September 26, 2009. The decrease in restructuring charges was primarily due to: (i) approximately $ 33.1 million of lower cash settled restructuring charges on employee severance pay and benefits, professional fees, and relocation of property, plant and equipment in the second quarter of fiscal 2010; (ii) an approximately $5.5 million gain on the sale of SDC fixed assets; (iii) an approximately $5.2 million gain from the sale of our plant in Suzhou, China; and (iv) lower depreciation and fixed assets write-offs of approximately $4.5 million. There were no restructuring charges in the Successor.

Gain on Deconsolidation of Subsidiary

Effective March 3, 2009, we deconsolidated Spansion Japan and recognized a one-time gain of approximately $30.1 million, which represents the difference between the carrying value of our investment in Spansion Japan immediately before deconsolidation (100 percent of Spansion Japan’s stockholder’s deficit) and the estimated fair value of our retained non-controlling interest in Spansion Japan (zero). We did not have a similar gain during the three and nine months ended September 26, 2010.

Interest and Other Income, Net

Interest and other income, net, increased by approximately $0.8 million for the three months ended September 26, 2010 and decreased by approximately $4.1 million for the combined nine months period ended September 26, 2010, compared to the corresponding periods of fiscal 2009. Interest income and other income, net, was higher during the three months ended September 26, 2010 primarily due to the reporting of realized and unrealized net gain of $1.0 million on foreign currency transactions as part of non-operating income in the Successor whereas foreign currency exchange gain/loss was reported as part of operating income in the Predecessor. This increase was partially offset by an approximately $0.2 million decrease in interest income due to a decrease in our average investment portfolio yield as a result of redemption of auction rate securities (ARS) at the beginning of the third quarter of fiscal 2010.

The decrease of approximately $4.1 million for the combined nine months period ended September 26, 2010 was mainly due to approximately $3.0 million in impairment charges on certain of the Predecessor’s investments in privately held companies during the second quarter of fiscal 2010. In addition, interest and other income, net, was lower due to a decrease in our average investment portfolio yield as a result of low interest rate environment and ongoing redemptions of our ARS over the period. ARS were fully redeemed at the beginning of the third quarter of fiscal 2010.

Interest Expense

Interest expense decreased by approximately $0.1 million for the three months ended September 26, 2010, compared to the corresponding period in fiscal 2009. The decrease was primarily due to a decline of approximately $5.8 million of interest expenses on the floating rate notes (FRNs) that were fully paid and cancelled in May 2010 and a decrease of approximately $2.6 million on accretion of interest on long term contracts and other obligations, partially offset by $8.6 million of interest on our Term Loan Facility.

Interest expense increased by $1.7 million for the combined nine month period ended September 26, 2010, compared to the corresponding period in fiscal 2009.

For the Predecessor, the increase was primarily due to interest expense of approximately $9.3 million and amortization of financing costs of approximately $11.2 million on our Term Loan, partially offset by decreases of:

(i)	approximately $7.1 million in interest expenses for Senior Notes and Exchangeable Senior Subordinated Debentures as interest expenses on these obligations were accrued only through the Petition Date as a result of the Chapter 11 Cases;

(ii)	approximately $2.8 million in interest expense for FRNs due to a decrease in interest rate from 4.6 percent in the six months ended June 28, 2009 to 3.4 percent in the Predecessor period from December 28, 2009 through May 10, 2010.

(iii)	approximately $3.4 million in interest expense related to capital leases as a result of lease buy-outs, terminations upon expiration of lease term and lease rejections as a result of reorganization efforts; and

(iv)	approximately $2.2 million in interest expense as a result of the deconsolidation of Spansion Japan effective March 3, 2009.

For the Successor, the decrease in interest expense on the FRNs for $9.7 million and lower accretion of interest on long term license and other obligations of $2.6 million were offset by increased interest expense of approximately $12.5 million due to our Term Loan.

The average interest rate on our debt portfolio was 6.0 percent for the combined nine months period ended September 26, 2010, compared to 4.2 percent for the corresponding period in fiscal 2009.

Reorganization Items

Reorganization charges for the three months ended September 27, 2009 of $9.3 million were primarily comprised of professional fees. There were no reorganization expenses in the Successor for the three months ended September 26, 2010.

Reorganization items of approximately $370.3 million for the combined nine months period ended September 26, 2010 primarily consisted of a gain of approximately $434.0 million which resulted from the discharge of pre-petition obligations, and a gain of approximately $22.5 million, which resulted from settlement of rejected capital leases and various license agreements. The overall gain was partially offset by (i) approximately $59.5 million in professional fees, (ii) approximately $12.7 million of debt financing costs written-off, (iii) approximately $10.8 million in adjustments related to accrued claims and cancellation of old equity incentive plans, and (iv) approximately $7.0 million of withholding tax liability related to a foreign subsidiary. Reorganization items of approximately $381.6 million for the combined nine months period ended September 27, 2009 primarily consisted of approximately $355.3 million provisions for expected allowed claims and approximately $25.9 million in professional fees. There were no reorganization items in the Successor.

Income Tax Provision

We recorded an income tax expense of $1.7 million for the three months ended September 26, 2010, compared to an income tax expense of approximately $0.5 million for the three months ended September 27, 2009. The income tax expense recorded for the three months ended September 26, 2010 was primarily related to tax expenses in profitable locations. The income tax expense recorded for the three months ended September 27, 2009 was primarily related to tax provisions in profitable foreign locations of $0.5 million.

We recorded income tax expense of approximately $3.3 million for the combined nine months period ended September 26, 2010 compared to income tax expense of approximately $0.9 million for the nine months ended September 27, 2009. The income tax expense recorded for both periods primarily related to tax provisions in profitable foreign locations.

Due to our emergence from bankruptcy, in the six months ended June 27, 2010, we also recorded an increase of $12.0 million in uncertain tax positions, consisting of previously unrecognized tax benefits of $10.0 million and interest and penalties of $2.0 million in connection with certain intercompany arrangements. In the three months ended September 26, 2010, we also recorded $0.4 million of interest associated with these uncertain tax positions.

As of September 26, 2010, all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on our assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 27, 2009, we had U.S. federal and state net operating loss carryforwards of approximately $1.2 billion and $155.6 million, respectively. Upon emergence from bankruptcy, we experienced an “ownership change” as defined in the Internal Revenue Code. Consequently, our federal net operating loss carryforwards are subject to an annual limitation of approximately $26.0 to $28.0 million. These federal net operating losses, if not utilized, expire from 2027 to 2030. Based on this carryforward period as well as the results of operations through September 26, 2010 , we believe that approximately $850.0 to $900.0 million of these federal net operating loss carryforwards which includes a worthless stock deduction of approximately $500.0 to $550.0 million, are available to offset future taxable income.

If we experience an “ownership change” in the future as a result of offerings of our common stock or shifts in our stock ownership, we may experience an “ownership change” as defined in the Internal Revenue Code such that our ability to utilize our federal net operating loss carryforwards may be further limited under certain provisions of the Internal Revenue Code. As a result, we may incur greater tax liabilities than we would in the absence of such a limitation and any incurred liabilities could materially adversely affect it.

Other Items

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of September 26, 2010 and December 27, 2009 were as follows:

	Successor	Predecessor
	September 26, 2010	December 27, 2009
	(in thousands)
Deferred revenue	$53,102	$90,465
Less: deferred costs of sales	(33,459)	(36,308)

Deferred income on shipments (1) (2)	$19,643	$54,157

(1)	The deferred income of $21.8 million and $63.0 million on the consolidated balance sheet as of September 26, 2010 and December 27, 2009, respectively, included $0.9 million and $8.8 million of deferred revenue related to licensing revenue that was excluded in the table above.
(2)	In connection with our adoption of fresh start accounting as of May 10, 2010, an adjustment of $27.7 million was made to reduce deferred income on shipments to the fair value of our related performance obligations which include primarily price protection and stock rotation.

Contractual Obligations

The following table summarizes our contractual obligations at September 26, 2010. The table is supplemented by the discussion following the table.

	Total	2010	2011	2012	2013	2014	2015 and Beyond
	(in thousands)
Term Loan	$448,875	$1,125	$4,500	$4,500	$4,500	$4,500	$429,750
Capital lease obligations	9,414	4,338	5,076	—	—	—	—
Interest expense on Term Loan	152,258	8,861	35,124	34,630	33,638	32,762	7,243
Interest expense on capital leases	279	120	159	—	—	—	—
Other long term liabilities (1)	4,576	—	875	3,701	—	—	—
Operating leases	9,355	1,785	5,153	1,229	474	357	357
Unconditional purchase commitments (2)	226,090	55,132	137,236	33,177	253	211	81

Total contractual obligations	$850,847	$71,361	$188,123	$77,238	$38,865	$37,830	$437,431

(1)	The other long term liabilities comprise payment commitments under long term software license agreements with vendors and asset retirement obligations.
(2)	Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These agreements are principally related to inventory and other items. Purchase commitments exclude agreements that are cancelable without penalty. Purchase commitments included $3,149,000 of inventory purchase obligations due during the fourth quarter of 2010 relating to a contract that was signed on September 27, 2010.

Liquidity and Capital Resources

Cash Requirements

Predecessor

As a result of the Creditor Protection Proceedings, cash in our various consolidated entities was generally available to fund operations in their respective jurisdictions, but generally was not available to be freely transferred to or among subsidiaries other than in the normal course of intercompany trade and pursuant to specific agreements approved by the U.S. Bankruptcy Court.

Following the commencement of Chapter 11 Cases on March 1, 2009, we maintained our cash management system and minimized disruption to our operations, pursuant to various U.S. Bankruptcy Court approvals obtained in connection with the Chapter 11 Cases. Among other things, we received approval to continue paying employee wages and certain benefits in the ordinary course of business, pay certain trade vendor claims, pay certain contractors in satisfaction of liens or other interests, and continue honoring customer program obligations.

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

Successor

Cash as of the Emergence Date May 10, 2010 was $254.7 million and $321.2 million as of March 28, 2010. This is the result of our restructured capitalization pursuant to the Plan, which included, among other things, the following:

•	Our $450 million Term Loan;

•	Our $65 million Revolving Credit Facility;

•	Net cash proceeds of $104.9 million from the Rights Offering;

Proceeds from the Term Loan and Rights Offering and cash on hand were used to pay: (i) $633.0 million of FRN claims; (ii) Administrative Expense Claims and Priority Claims (each as defined in the Plan); and (iii) payment of fees and expenses related to the Term Loan, Rights Offering and Revolving Credit Facility.

As of September 26, 2010, our cash totaled approximately $329.7 million. We had not borrowed under the Revolving Credit Facility as of September 26, 2010. The availability under this facility was $28.2 million as of September 26, 2010 after deducting the standby letters of credit of $2.1 million issued to certain vendors.

Key terms of our Term Loan and Revolving Credit Facility are summarized in Note 11 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

In connection with the October 20, 2010 settlement agreement between the claims agent appointed to resolve certain pre-bankruptcy claims and Spansion Japan, we will purchase 85 percent of the allowed claim from Citi for $85 million in cash, subject to the final approval of the settlement agreement by the U.S. Bankruptcy Court and the Tokyo District Court.

Our future uses of cash are expected to be primarily for working capital, debt service, capital expenditures and other contractual obligations. We also expect the remaining Plan disbursements and expenses incurred for outstanding claims resolution will continue using cash from operations for at least for the remainder of fiscal 2010. We believe our anticipated cash flows from operations, current cash balances, and our existing revolving credit facility will be sufficient to make remaining Plan Disbursements and expenses incurred for outstanding claims resolution, fund working capital requirements, debt service, and operations and to meet our cash needs for at least the next twelve months.

On October 28, 2010, we announced our intention to offer to sell, subject to market and other conditions, 6,750,000 shares of Class A common stock. We intend to grant the underwriters a 30-day option to purchase up to an additional 1,012,500 shares to cover over-allotments, if any. Under our Term Loan, we are required to use 50% of net proceeds from any equity offering to repay amounts outstanding there under. We are negotiating with the required lenders of the Term Loan to amend the Term Loan to, among other things, waive this net proceeds requirement. To the extent we are able to obtain this waiver, we intend to use the net proceeds from this common stock offering for general corporate purposes.

On October 28, 2010, Spansion LLC announced its intention to offer to sell, subject to market and other conditions, $200 million of senior unsecured notes in a private offering. We and Spansion Technology LLC will guarantee Spansion LLC’s obligations under the notes. We intend to use the net proceeds from this private offering to pay down amounts outstanding under the Term Loan. The private offering is conditioned upon either (i) obtaining the necessary approvals and waivers from the required lenders under each of the Term Loan and the Revolving Credit Facility or (ii) the full repayment and the termination of each the Term Loan and the Revolving Credit Facility in accordance with its terms.

The common stock offering by us and the senior notes private placement by Spansion LLC are not contingent upon the consummation of the other.

Sources and Uses of Cash and Cash Equivalents

Our cash and cash equivalents consisted of demand deposits, treasury bill, and money market fund with a total amount of approximately $329.7 million as of September 26, 2010.

Operating Activities

Net cash provided by operations was approximately $57.3 million during the period from May 11, 2010 to September 26, 2010, primarily due to net loss of approximately $83.1 million and the net decrease in operating assets and liabilities of approximately $5.0 million, offset by net non-cash items of approximately $145.4 million. Net non-cash items primarily consisted of approximately $82.6 million of depreciation and amortization, approximately $67.8 million of amortization of inventory markup relating to fresh start accounting, and approximately $4.8 million of stock compensation costs, partially offset by approximately $4.6 million of benefit for deferred income taxes, non-cash gain of approximately $3.7 million from sale of our plant in Suzhou, China, and approximately $1.5 million gain from sale of property, plant and equipment.

Net cash provided by operations was approximately $1.4 million during the period from December 28, 2009 to May 10, 2010, primarily due to net income of approximately $363.6 million and a net increase in operating assets and liabilities of approximately $20.5 million, offset by the net non-cash items of approximately $382.8 million. Net non-cash items primarily consisted of approximately $434.0 million non-cash gain on discharge of pre-petition obligations; approximately $22.5 million non-cash gain from write-off of rejected capital lease and various license agreements; approximately $5.2 million non-cash gain from sale of the Suzhou plant; approximately $2.1 million gain on sale and disposal of fixed assets, partially offset by approximately $43.8 million of depreciation and amortization; approximately $13.0 million write-off of financing cost for old debts; approximately $7.2 increase in allowance for doubtful accounts; approximately $7.0 million of stock compensation costs; approximately $7.0 million provision for income taxes; and approximately $3.0 million impairment on investments.

Investing Activities

Net cash provided by investing activities was approximately $25.2 million during the period from May 11, 2010 to September 26, 2010, primarily due to approximately $44.7 million of proceeds from the sale of ARS and approximately $15.7 million from the sale of property, plant and equipment, offset by an approximately $13.1 million cash decrease due to the purchase of Spansion Japan’s distribution business and approximately $22.1 million of capital expenditures used to purchase property, plant and equipment.

Net cash provided by investing activities was approximately $76.7 million during the period from December 28, 2009 to May 10, 2010, primarily due to approximately $62.4 million of proceeds from the sale of ARS, approximately $18.7 million of proceeds from the sale of the Suzhou plant, and approximately $9.6 million from the sale of other property, plant and equipment, offset by approximately $14.0 million of capital expenditures used to purchase property, plant and equipment.

Financing Activities

Net cash used by financing activities was approximately $6.0 million during the period from May 11, 2010 to September 26, 2010 due to payments of approximately $6.0 million on debt and capital lease obligations.

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

We do not have any other significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K, as of September 26, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. At September 26, 2010, we had approximately $229.7 million held in demand deposit accounts and approximately $100.0 million invested in Treasury Bills. The Treasury Bills are with maturity terms of 30 to 90 days. Accordingly, our interest income fluctuates with short-term market conditions. Our cash position is highly liquid and our exposure to interest rate risk is minimal.

As of September 26, 2010, approximately two percent of the aggregate principal amounts outstanding under our third party debt obligations were fixed rate, and approximately 98 percent of our total debt obligations were variable rate comprised of the Senior Secured Term Loan with an outstanding balance of approximately $448.9 million as of September 26, 2010. The Term Loan has a LIBOR floor of two percent. While LIBOR is below two percent, our interest expense will not change along with short-term change in interest rate environment. When LIBOR is above two percent, changes in interest rates associated with the term loan could then result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our contractual interest expense by approximately $4.5 million annually.

As of September 26, 2010, we have a hedging arrangement with a financial institution to partially hedge the variability of interest payments attributable to fluctuations in the LIBOR benchmark interest rate. See Note 15 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.

Default Risk

We intend to actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that our policy is to invest only in highly-rated securities with relatively short maturities, and we do not invest in securities we believe involve a higher degree of risk.

Foreign Exchange Risk

Our sales, expenses, assets and liabilities denominated in Japanese yen and other foreign currencies were exposed to foreign currency exchange rate fluctuations. For example,

•	some of our manufacturing costs are denominated in Japanese yen, and other foreign currencies such as the Thai baht and Malaysian ringgit;

•	sales of our products to Fujitsu are denominated in both US dollars and Japanese yen; and

•	some fixed asset purchases are denominated in Japanese yen and European Union euros.

Consequently, movements in exchange rates could cause our net sales and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our foreign exchange exposure on our foreign currency denominated assets and liabilities. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements to our operating results. We do not use these contracts for speculative or trading purposes.

We had an aggregate of $32.0 million (notional amount) of short-term foreign currency forward contracts denominated in Japanese yen outstanding as of September 26, 2010. The unrealized gain or loss related to the foreign currency forward contracts for the quarter ended September 26, 2010 was not material. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, we generally cover only a portion of our foreign currency exchange exposure. We cannot assure you that these activities will eliminate foreign exchange rate exposure. Failure to eliminate this exposure could have an adverse effect on our business, financial condition and results of operations.

The following table provides information about our foreign currency forward contracts as of September 26, 2010 and December 27, 2009.

	September 26, 2010			December 27, 2009
	Notional Amount	Average Contract Rate	Estimated Fair Value	Notional Amount	Average Contract Rate	Estimated Fair Value
	(in thousands, except contract rates)
Foreign currency forward contract:
Japanese yen	$32,045	¥84.27	$46	—	¥—	—

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a complete description of the procedural history of each of the legal proceedings referred to below, please see our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 28, 2010 and June 27, 2010.

Tessera ITC Action

On September 24, 2010, the Asserted Patents expired, thereby terminating the exclusion order irrelevant.

Samsung ITC Investigation

A trial was held from May 3, 2010 through May 14, 2010. On October 22, 2010, the judge issued his Initial Determination concluding that there was no violation of 19 U.S.C. § 1337 with respect to either of the two remaining Asserted Patents.

Samsung v. Spansion Japan Ltd.

On August 31, 2010, the Tokyo High Court issued a decision in case H21-Wa-1986 that Spansion Japan did not infringe the Samsung patent at issue in that case.

Samsung v. Spansion International, Inc.

On August 27, 2010, Spansion filed a nullity action (Case no. 2 Ni 22/10 (EP)) in the Federal Patent Court in Munich, Germany seeking a decision that the patent asserted by Samsung is invalid.

Spansion LLC v. Samsung Electronics Co., Ltd., et al. (ITC)

On August 6, 2010, Spansion LLC filed a complaint (Investigation No. 337-TA-735) with the ITC seeking institution of an investigation by the ITC pursuant to Section 337 of the Tariff Act of 1930, as amended, with respect to violations of Section 337 based on the sale for importation into the United States, importation and/or sale within the United States after importation of Samsung Chips and downstream products containing those chips that infringe one or more claims of certain Spansion U.S. Patents. The proposed Respondents in the action are Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung International, Inc., Samsung Semiconductor, Inc., Samsung Telecommunications America, LLC, Apple, Inc., BenQ Corp., BenQ America Corp., Qisda Corp., Kingston Technology Company, Inc., Kingston Technology (Shanghai) Co. Ltd., Kingston Technology Far East Co., Kingston Technology Far East (Malaysia) Sdn Bhd, MiTAC Digital Corporation (aka Magellan), MiTAC International Corporation, Nokia Corp., Nokia Inc., PNY Technologies, Inc., Research In Motion Ltd., Research In Motion Corporation, Sirius XM Radio Inc., Transcend Information Inc., Transcend Information, Inc. (US), and Transcend Information Inc. (Shanghai Factory).

The complaint alleges infringement of U.S. Patent Nos.: 7,018,922; 6,900,124; 6,459, 625; and 6,369,416, which are owned by Spansion. The Complaint seeks issuance of a permanent general exclusion order excluding from entry into the United States Samsung Chips and downstream products containing Samsung Chips as described and claimed in Spansion’s Patents, a permanent limited exclusion order excluding from entry into the United States Samsung Chips and all Respondents’ downstream products containing Samsung Chips as described and claimed in Spansion’s Patents, and a permanent cease and desist order prohibiting the importation, sale for importation, use, offering for sale, sale after importation, inventory for distribution, distribution, licensing, or otherwise transferring within the United States Samsung Chips and downstream products containing Samsung Chips.

On September 7, 2010, the ITC issued a Notice of Investigation advising us that it has instituted an investigation based upon the Complaint filed by Spansion. On October 7, 2010, the judge issued an order establishing the procedural schedule in this action. The order sets certain procedural due dates including June 20, 2011 as the trial date, September 12, 2011 as the due date for the Initial Determination, and January 12, 2012 as the Target Date for completion of the investigation.

Spansion LLC v. Samsung Electronics Co., Ltd., et al (N.D. Cal.)

On August 6, 2010, Spansion LLC filed a complaint in the U.S. District Court for the Northern District of California—San Jose Division (CV 10-03446 JCS) for patent infringement against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, and Samsung Austin Semiconductor, LLC (“Samsung Defendants”). The complaint alleges infringement of U.S. Patent Nos.: 7,018,922; 6,900,124; 6,459, 625; and 6,369,416, which are owned by Spansion (“Spansion Patents”).

The Complaint seeks entry of a judgment that:

•	the Samsung Defendants have infringed the Spansion Patents;

•	the infringement of the Spansion Patents has been willful;

•	the Samsung Defendants be preliminarily and permanently enjoined from infringement of the Spansion Patents;

•	Spansion be awarded compensatory damages, together with prejudgment interest and costs;

•	Spansion be awarded treble damages for willful past infringement;

•	This case be adjudged an exceptional case under 35 U.S.C. § 285 in favor of Spansion and that Spansion be awarded its costs, attorneys’ fees, and all other expenses incurred in this action; and

•	Spansion be awarded such other relief as the Court deems just and proper.

Spansion LLC v. Samsung Electronics Co., Ltd, et al (E.D. Va.)

On August 6, 2010, Spansion LLC filed a complaint in the U.S. District Court for the Eastern District of Virginia—Alexandria Division (1-10 CV 881 CMH/JFA) for patent infringement against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, and Samsung Austin Semiconductor, LLC (“Samsung Defendants”). The complaint alleges infringement of U.S. Patent Nos.: 7,151,027; 6,359,307; and 6,232,630, which are owned by Spansion (“Spansion Patents”).

The Complaint seeks entry of a judgment that:

•	the Samsung Defendants have infringed the Spansion Patents;

•	the infringement of the Spansion Patents has been willful;

•	the Samsung Defendants be preliminarily and permanently enjoined from infringement of the Spansion Patents;

•	Spansion be awarded compensatory damages, together with prejudgment interest and costs;

•	Spansion be awarded treble damages for willful past infringement;

•	This case be adjudged an exceptional case under 35 U.S.C. § 285 in favor of Spansion, and that Spansion be awarded its costs, attorneys’ fees, and all other expenses incurred in this action; and

•	Spansion be awarded such other relief as the Court deems just and proper.

Samsung filed a motion to transfer this case to the Northern District of California. A hearing on this motion was held on October 22, 2010 at which the judge denied the motion. On October 28, 2010, Samsung filed an answer to the Complaint denying the allegations and alleging infringement by Spansion of three Samsung U.S. patent: 6,777,812; 6,602,733; and 5,508,564.

Spansion LLC v. Samsung Electronics Co., Ltd, et al (W.D. Wi.)

On August 13, 2010, Spansion LLC filed a complaint in the U.S. District Court for the Western District of Wisconsin (Civil Action No. 3:10-cv-453) for patent infringement against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, and Samsung Austin Semiconductor, LLC (“Samsung Defendants”). The complaint alleges infringement of U.S. Patent Nos.: 5,793,677 (“Spansion Patent”).

The Complaint seeks entry of a judgment that:

•	the Samsung Defendants have infringed the Spansion Patent;

•	the infringement of the Spansion Patent has been willful;

•	the Samsung Defendants be preliminarily and permanently enjoined from infringement of the Spansion Patent;

•	Spansion be awarded compensatory damages, together with prejudgment interest and costs;

•	Spansion be awarded treble damages for willful past infringement;

•	This case be adjudged an exceptional case under 35 U.S.C. § 285 in favor of Spansion, and that Spansion be awarded its costs, attorneys’ fees, and all other expenses incurred in this action; and

•	Spansion be awarded such other relief as the Court deems just and proper.

On October 28, 2010, Samsung filed an answer to the Complaint denying the allegations and alleging infringement by Spansion of two Samsung U.S. patents: 6,734,065 and 6,828,229. In addition, on October 29, 2010, Samsung filed a motion to transfer this case to the Northern District of California. A hearing date on this motion has not yet been set.

Samsung v. Spansion ITC Investigation

The investigation has been terminated with respect to Slacker, Synology, Shenzhen Egreat, Egreat, and Appro International based on consent order stipulations entered into by those respondents. On September 22, 2010 the investigation was terminated with respect to U.S. Patent No. 6,930,050 without prejudice on Samsung’s unopposed motion.

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

Shortly after the Chapter 11 Cases commenced, we began implementing a new business strategy focused primarily on exiting a large portion of the wireless Flash memory market in order to reduce significantly our engineering expenses. We remain dedicated to, and focused on, the embedded portion of the Flash memory market and intend to continue to selectively engage in portions of the wireless market where we believe we can do so advantageously. The embedded market is more mature than the wireless market and is expected to grow more slowly than some other sectors of the semiconductor industry. In addition, the embedded market historically has been, and we anticipate that it will continue to be, subject to rapid selling price reductions. If we are unable to successfully address these challenges and execute this new business strategy, our business will be materially adversely affected.

In addressing these challenges, our new business strategy has involved, and will continue to involve, cost containment, in particular with respect to our workforce and we will continue to make judgments as to whether we should further reduce, relocate or otherwise change our workforce. Costs incurred in connection with such workforce changes, should they occur, may be higher than estimated. In addition, such workforce changes may impair our ability to achieve our current or future business objectives. In addition, any workforce changes may not be effected on the planned timetable and may result in the recording of additional charges. Similarly, any decision by us to further limit investment in, or exit or dispose of parts of, our business may result in the recording of additional charges. As part of our review of our restructured business, we look at the recoverability of tangible and intangible assets. Future market conditions may indicate these assets are not recoverable based on changes in forecasts of future business performance and the estimated useful life of these assets, and this may trigger further write-downs of these assets which may have a material adverse effect on our business, results of operations and financial condition.

Our new business strategy may also include considering strategic transactions, such as acquisitions, divestitures, joint ventures, alliances or co-production programs, as such opportunities arise. We may not be able to effect any strategic transaction or if we enter into transactions, we may not realize the benefits we anticipate. Moreover, in the case of acquisitions, the integration of separate companies involves a number of integration risks. Consummating any acquisitions, divestitures, joint ventures, alliances or co-production programs could result in the incurrence of additional transaction-related expenses, as well as unforeseen contingent liabilities, which could materially adversely affect us.

Our business has been characterized by selling prices that decline over time, which can negatively affect our results of operations.

Historically, the selling prices of our products have decreased during the products’ lives, and we expect this trend to continue. When our selling prices decline, our net sales and gross margins also decline unless we are able to compensate by selling more units and thereby reducing our manufacturing costs per unit or by introducing and selling new, higher margin products with higher densities and/or advanced features. If the selling prices for our products continue to decline, our operating results could be materially adversely affected.

During downturns, periods of extremely intense competition, or the presence of oversupply in the industry, the selling prices for our products have declined at a rapid rate over relatively short time periods as compared to historical rates of decline. We are unable to predict selling prices for any future periods and may experience unanticipated, sharp declines in selling prices for our products. When such pricing declines occur, we may not be able to mitigate the effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially adversely affected.

The Flash memory market is highly cyclical and has experienced severe downturns that have materially adversely affected, and may in the future materially adversely affect, our business.

The Flash memory market is highly cyclical and in the past has experienced severe downturns, generally as a result of wide fluctuations in supply and demand, constant and rapid technological change, continuous new product introductions and price erosion. Our financial performance has been, and may in the future be, adversely affected by these downturns. We have incurred substantial losses in past downturns, including the most recent downturn, due principally to:

•	substantial declines in selling prices, particularly due to competitive pressures and an imbalance in product supply and demand; and

•	a decline in demand for end-user products that incorporate our products.

Our historical financial information is not necessarily indicative of what our results of operations, financial condition or cash flows will be in the future. If our net sales decline in the future, or if these or other similar conditions continue or occur again in the future, we would likely be materially adversely affected.

If demand for consumer products, industrial products or mobile phones utilizing Flash memory declines, as we experienced during the worldwide global recession, our business could be materially adversely affected. Also, if the functionality of successive generations of such products does not require increasing Flash memory density or if such products no longer require the type of Flash memory product we produce due to alternative technologies or otherwise, our operating results would be materially adversely affected.

We cannot be certain that the Chapter 11 Cases will not adversely affect our operations going forward.

Although we emerged from the Chapter 11 Cases on May 10, 2010, we cannot provide assurance that our prior bankruptcy will not adversely affect our future operations. Our suppliers and vendors could stop providing supplies or services to us or provide such supplies or services only on unfavorable terms such as “cash on delivery,” “cash on order” or other terms that could have an adverse impact on our short-term cash flows. In addition, the fact that we recently emerged from the Chapter 11 Cases may adversely affect our ability to retain existing customers, attract new customers and maintain contracts that are critical to our operations.

We lost a significant amount of market share while in bankruptcy as certain customers were unwilling to work with a vendor in bankruptcy and others reduced their dependence on us by shifting their business to other vendors. There can be no assurance as to whether we will be able, or how long it may take, to regain all or any portion of that lost market share.

If we are unable to attract and retain qualified personnel at reasonable costs, we may not be able to achieve our business objectives.

We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our current business plans and lead us throughout the implementation of the Plan of Reorganization. Competition for certain key positions and specialized technical and sales personnel in the high-technology industry remains strong. The Chapter 11 Cases, along with workforce reductions, created uncertainty that led to an increase in unwanted attrition and additional challenges in attracting and retaining new qualified personnel. We have lost many key employees with long tenures and broad knowledge about our technology and historical operations and we are at risk of losing or being unable to hire talent critical to a successful reorganization and ongoing operation of our business. If we are not able to attract, recruit or retain qualified employees (including as a result of headcount or salary reductions), we may not have the personnel necessary to successfully implement the Plan of Reorganization and our new business strategy, and our business, results of operations and financial condition could be materially adversely impacted.

We may not satisfy the covenants, financial tests and ratios in our debt instruments, which if not met, would have a material adverse effect on us.

Our $450 million credit agreement, or Term Loan, and our $65 million loan and security agreement, or Revolving Credit Facility, require us to comply with covenants, financial tests and ratios. We cannot assure you that we will be able to satisfy or comply with these covenants, financial tests and ratios, as our ability to do so may be affected by events beyond our control. If we fail to satisfy or comply with such covenants, financial tests and ratios, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers or amendments if required to avoid a default. A breach of any of the provisions, covenants, financial tests or ratios under our debt instruments could prevent us from borrowing under our Revolving Credit Facility and result in an event of default under the applicable agreement, which in turn could trigger cross-defaults under other debt instruments, any of which would materially adversely affect us.

Our reliance on third-party manufacturers entails risks that could materially adversely affect us.

We have in the past and plan in the future to enter into foundry, subcontractor and other arrangements with third parties to meet demand for our products. Third-party manufacturers we have used in the past or expect to use in the future for foundry and other manufacturing services include Texas Instruments, or TI, Fujitsu Semiconductors Limited, or FSL, Elpida Memory, Inc., or Elpida, and Semiconductor Manufacturing International Corporation, or SMIC. We also use independent contractors to perform some of the assembly, testing and packaging of our products, including ChipMOS Technologies Limited. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs. Third-party manufacturers are generally under no obligation to provide us with any specified minimum quantity of product. We also depend on these manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. In addition, we rely on these manufacturers to invest capital into their facilities and process technologies to meet our needs for new products using advanced process technologies. Given our recent emergence from the Chapter 11 Cases and the current volatility and disruption in the capital and credit markets worldwide, we cannot assure you that they will make the investments in their facilities previously contemplated. We cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and may not be able to attain qualification from our customers, which is required prior to production of products at a third party facility for a particular customer. In addition, any significant change in the payment terms we have with these manufacturers could adversely affect us.

In the past, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC, or Spansion Japan, facilitated distribution of our products in Japan, manufactured and supplied sorted and unsorted silicon wafers for us, and provided sort services to us. In August 2010, we entered into a new foundry agreement with TI as a result of TI’s purchase of two wafer fabrication facilities and equipment from Spansion Japan. Accordingly, we rely on TI to manufacture wafers for and supply sort services to us. A sudden and unanticipated reduction or cessation of the supply of goods and services from TI would likely be disruptive and have a material adverse impact on our results of operations.

Third party manufacturers with whom we contract also make products for other companies, including certain of our competitors, and/or for themselves and could choose to prioritize capacity for themselves or other customers beyond any minimum guaranteed amounts, reduce deliveries to us or, in the absence of price guarantees, increase the prices they charge us on short notice, such that we may not be able to pass cost increases on to our customers. The likelihood of this occurring may be greater as a result of the Chapter 11 Cases. We may be unable to secure an alternative supply for specific products in a short timeframe or at all at an acceptable cost to satisfy our production requirements. In addition, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Other risks associated with our increased dependence on third-party manufacturers include: their ability to adapt to our proprietary technology, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, misappropriation of our intellectual property, reduced ability to manage inventory and parts and risks associated with operating in foreign countries. If we are unable to secure sufficient or reliable suppliers of wafers or obtain the necessary assembly, testing and packaging services, our ability to meet customer demand for our products may be adversely affected, which could have a material adverse effect on us.

We rely on Fujitsu Semiconductors Limited to distribute our products in Japan.

We currently rely on FSL through its subsidiary, Fujitsu Electronics Inc., to distribute our products to customers in Japan, which is an important geographic market for us. Under our distribution agreement with FSL, FSL has agreed to use its best efforts to promote the sale of our products in Japan and to other customers served by FSL. In the event that we reasonably determine that FSL’s sales performance in Japan and to those customers served by FSL is not satisfactory based on specified criteria, then we have the right to require FSL to propose and implement an agreed-upon corrective action plan. If we reasonably believe that the corrective action plan is inadequate, we can take steps to remedy deficiencies ourselves through means that include appointing another distributor as a supplementary distributor to sell products in Japan and to customers served by FSL. Pursuing these actions would be costly and disruptive to the sales of our products in Japan. If FSL’s sales performance in Japan is unsatisfactory or if we are unable to successfully maintain our distribution agreement and relationship with FSL and we cannot timely find a suitable supplementary distributor, we could be materially adversely affected.

Under the terms of our distribution agreement with FSL, either party may terminate the distribution agreement, either in whole or in part, for convenience upon 60 days written notice to the other party. If FSL unexpectedly terminates its distribution agreement with us, or otherwise ceases its support of our customers in Japan, we would be required to develop and rely on a relationship with another distributor or establish our own local sales organization and support functions. We cannot be certain that we will be successful in selling our products to customers currently served by FSL or new customers. If customers currently served by FSL, or potential new customers, refuse to purchase our products directly from us or from another distributor, or either it or we are not successful in distributing our products, our sales in Japan may decline, and we could be materially adversely affected.

Inaccurate forecasting of customer demand could materially and adversely affect our business, results of operations and financial results and may lead to excess inventory and poor gross margins.

Although our manufacturing cycle times are relatively lengthy, often in excess of ten weeks, we nevertheless compete in a market where suppliers’ ability to respond quickly to new orders is a competitive differentiator. Thus, we must forecast customer demand and produce requisite amounts of our products in order to fill current and future orders even though demand is volatile and difficult to predict.

To forecast demand and value inventory, we consider, among other factors, the inventory on hand, historical customer demand data, backlog data, competitiveness of product offerings, market conditions and product life cycles. If we are unable to accurately assess these factors and anticipate future demand or market conditions, inventory write-downs may be required and would be reflected in cost of sales in the period the write-down is made. Similarly, when customers change orders booked with us, our planned manufacturing capacity may be greater or less than actual demand, resulting in less than optimal capacity usage. When this occurs, we adjust our production levels but such adjustments may not prevent our production of excess inventory. An inability to address challenges like the ones described above would have a negative impact on our gross margin in that period. Moreover, inaccurate forecasting could also result in excess or obsolete inventory that would reduce our margins or shortages in inventory that would cause us to fail to meet customer demand. If we are unable to produce the types and quantities of products required by our customers in the timeframes and on the delivery schedules required by our customers, we may lose customers or, in certain circumstances, be liable for losses incurred by our customers, which would materially adversely affect our business and financial results.

Industry overcapacity could require us to take actions which could have a material adverse effect on us.

Semiconductor companies with their own manufacturing facilities and specialist semiconductor foundries, which are subcontractors that manufacture semiconductors designed by others, have added significant capacity in recent years and during the first half of 2010 a number of companies announced plans to do so again. In 2008, the significant excess capacity led to oversupply and a downturn in the memory industry. The contraction of the worldwide economy, especially in the fourth quarter of 2008 and continuing into 2009, further compounded industry overcapacity. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for Flash memory products can contribute to cyclicality in the Flash memory market, which has in the past and may in the future negatively impact our selling prices and materially adversely affect us.

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

Many of our costs are fixed. Additionally, pursuant to some of our subcontractor and foundry arrangements with third parties we may incur and pay penalties as a result of our agreements to pay for a certain amount of product even if we do not accept delivery of all of such amount. Accordingly, during periods in which we under-utilize our manufacturing capacity as a result of reduced demand for some of our products, our costs cannot be reduced in proportion to the reduced net sales for such periods. When this occurs, our operating results may be materially adversely affected.

A further significant shift in the Flash memory market to NAND architecture would materially adversely affect us.

Flash memory products are generally based on either NOR or NAND architecture. To date, our Flash memory products have been based on NOR architecture which are typically produced at a higher cost-per-bit than NAND-based products. We are developing our NAND architectures based on MirrorBit charge trapping technology primarily to address embedded applications currently served by NAND-based products or potentially served by NAND-based products in the future, but we cannot be certain that our NAND products will satisfactorily address those market needs.

Since 2004, industry sales of NAND-based Flash memory products increased as a percentage of total Flash memory sales compared to sales of NOR-based Flash memory products, resulting in NAND vendors in aggregate gaining a greater share of the overall Flash memory market and NOR vendors in aggregate losing overall market share. We expect the Flash memory market trend of decreasing market share for NOR-based Flash memory products relative to NAND-based Flash memory products to continue for the foreseeable future.

Customers manufacturing products for embedded applications may increasingly choose floating gate NAND-based Flash memory products over our NOR or NAND Flash memory products based on MirrorBit technology. If this occurs, our sales may be materially adversely affected. Moreover, some of our competitors are able to manufacture floating gate NAND-based Flash memory products on 300-millimeter wafers produced at a lower cost than we can currently achieve. In addition, some of our competitors may choose to utilize more advanced manufacturing process technologies than we may have available in order to offer competitive products at lower costs or with higher densities.

In addition, even if products based on NAND architecture are unsuccessful in displacing products based on NOR architecture, the average selling price for our products may be adversely affected by a significant decline in the price for NAND-based Flash memory products. Such a decline may result in downward price pressure in the overall Flash memory market affecting the price we can obtain for our NOR-based Flash memory products, which would adversely affect us. We believe such downward pricing pressure was a factor in the significant declines in the selling prices of our products in 2007 and 2008. If the prices for NAND Flash memory products similarly decline in the future, we may be materially adversely affected.

If we fail to successfully develop new applications and markets for our products, our future operating results would be materially adversely affected.

We are developing new applications and opportunities for our products beyond our traditional customer base and in some cases plan to deploy our Flash memory solutions beyond current Flash memory markets. However, some of these opportunities require that we succeed in creating, marketing, gaining customer acceptance of, and deploying these new system architectures into, a customer base where we do not have historic business relationships and where our solution is required to replace established and proven solutions. In some cases our solutions rely on third parties to contribute a significant and necessary component of the solution without which the solution will not be viable. If we are unsuccessful in our attempts to bring new products to market due to our failures or those of third parties, experience significant delays in generating sales, fail to establish their value or face competition from third parties or incumbent suppliers that result in lower margins than expected, our future operating results would be materially adversely affected.

We cannot be certain that we will have sufficient resources to invest in the level of research and development required to remain competitive or that our substantial research and development investments will lead to timely improvements in technology needed to successfully develop, introduce and commercialize new products and technologies.

The Flash memory industry is highly competitive and subject to rapid technological change. In order to compete, we are required to make substantial investments in research and development for product design, process technologies and production techniques in an effort to design and manufacture advanced Flash memory products. For example, in fiscal 2007 and 2008, our research and development expenses were approximately $436.8 million and $431.8 million, or approximately 17 and 19 percent of our total net sales, respectively. As a result of our new business strategy, research and development expenses for fiscal 2009 were $136.4 million, or approximately 10 percent of our total net sales. We cannot assure you that we will have sufficient resources independently or through joint development agreements to maintain the level of investment in research and development that is required for us to remain competitive, which could materially adversely affect us.

As part of our reorganization, our strategy has changed to increasingly seek to share research and development costs with third parties. For example, we recently entered into a joint development agreement with Elpida for the development of products based on NAND architecture. However we cannot assure you that we will be able to negotiate such arrangements for more of our research and development needs, or that such arrangements will result in commercially successful technology and products in a timely manner or at all. We will be dependent on the third parties in such agreements to continue to invest financial and skilled human resources, and we cannot assure you that such third parties will make the necessary investments, the absence of which would materially adversely affect our business.

Our success depends to a significant extent on our ability to develop, qualify, produce, introduce and gain market acceptance of new product designs and improvements that provide value to Flash memory customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements at prices acceptable to our customers and on a timely basis is critical to our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we could be materially adversely affected.

Competitors may introduce new memory or other technologies that may make our Flash memory products uncompetitive or obsolete.

Our competitors are working on a number of new competitive technologies, including FRAM, MRAM, polymer, charge trapping and phase-change based memory technologies. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate Flash memory, these other products could pose a competitive threat to existing Flash memory companies, including us. In addition, some of the licensees and customers of Saifun Semiconductors Ltd., or Saifun, which we purchased in 2008 and renamed Spansion Israel Ltd., are our competitors or work with our competitors and possess licenses from Saifun for intellectual property associated with charge trapping Flash memory technology. Use of this charge trapping intellectual property or use of independently developed charge trapping Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory products that may compete with our products based on MirrorBit technology. If we are unable to compete with these new technologies, we may be materially adversely affected.

Intense competition in the Flash memory market could materially adversely affect us.

Our principal NOR Flash memory competitors are Micron Technology, Inc., or Micron, Macronix International Co., Ltd., or Macronix, Winbond Electronics Corp. and Samsung Electronics Co., Ltd., or Samsung. Additional NOR Flash memory competitors include Microchip Technology Inc., EON Silicon Solution Inc., Atmel Corporation and Toshiba Corporation, or Toshiba.

We increasingly compete with NAND Flash memory manufacturers where NAND Flash memory has the ability to replace NOR Flash memory in customer applications. Our principal NAND Flash memory competitors include Samsung and Micron. In the future, our principal NAND Flash memory competitors may include Elpida Memory, Inc., Hynix Semiconductor Inc., Toshiba, Powerchip Technology Corporation, Macronix and Intel Corporation.

The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality, customer relationships and ability to provide value-added solutions. In particular, in the past our competitors have aggressively priced their products, which resulted in decreased selling prices for our products and adversely impacted our results of operations. Some of our competitors, including Samsung and Toshiba, are more diversified than we are and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, capital investments by competitors in the past have resulted in substantial industry manufacturing capacity and announced capital investments planned for the future may further contribute to a competitive pricing environment. Some of our competitors are able to manufacture floating gate NAND-based Flash memory products on 300-millimeter wafers at lower cost than to which we may have access or may choose to utilize more advanced manufacturing process technologies than we will have to offer products competitive to ours at a lower cost or higher density. Moreover, our NAND-based Flash memory products based on our proprietary MirrorBit technology may not have the price, performance, quality and other features necessary to compete successfully for these applications.

We expect competition in the Flash memory market to intensify as existing manufacturers introduce new products, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price their Flash memory products to increase market share. The competition we face intensified during the Chapter 11 Cases as our ability to compete was reduced. If our competitors, many of whom have greater financial resources than us, increase their focus on the Flash memory products or segments of the Flash memory markets that generate a significant portion of our net sales we could be materially adversely affected.

Competitive pressures may also increase if NOR memory vendors merge, if NAND memory vendors acquire NOR businesses or other NAND businesses, or if our competitors otherwise consolidate their operations. For example, on April 8, 2010, Microchip Technology announced that it had completed its acquisition of Silicon Storage Technology, Inc.; and on May 7, 2010, Micron announced that it had completed its acquisition of Numonyx Holdings B.V. Furthermore, we face increasing competition from NAND Flash memory vendors targeting the embedded portion of the Flash memory market.

To compete successfully, we must decrease our manufacturing costs and develop, introduce and sell products at competitive prices that meet our customers’ demands. If we are unable to compete effectively, we could be materially adversely affected.

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

Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in achieving profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. For example, we continuously modify our manufacturing processes in an effort to improve yields and product performance and decrease costs. We are continuing to transition to 65-nanometer process technology for the manufacture of some of our products. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. We may fail to achieve acceptable yields or may experience product delivery delays as a result of, among other things, capacity constraints, delays in the development of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, impurities or other difficulties in the manufacturing process. Any of these occurrences could adversely impact our relationships with customers, cause harm to our reputation in the marketplace, cause customers to move future business to our competitors or cause us to make financial concessions to our customers.

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

Our ability to generate sufficient operating cash flows depends in part on maintaining our expense reduction efforts.

Our business is capital intensive and our ability to generate operating cash flows depends in large part on the maintenance of our low cost strategy. In response to decreasing cash balances of the Predecessor prior to the Chapter 11 Cases and as part of our strategy going forward, we intend to continue our low cost strategy, which historically included salary reductions, capital expenditure reductions, headcount freezes and reductions, cutting research and development projects; and reducing administrative expenses. Some cost cutting activities may require initial cost outlays before the cost reductions are realized. We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected. Furthermore, in certain instances our cost reductions may make it more difficult for us to succeed in the extremely competitive environment in which we operate.

Our working capital, investments and capital requirements may require us to seek additional financing, which may not be available to us.

Our debt instruments may not be sufficient for our future working capital, investments and capital requirements. We also may not be able to access additional financing resources due to a variety of reasons, including the restrictive covenants in the Term Loan and the Revolving Credit Facility and the lack of available capital due to the tight nature of global credit markets. If our financing requirements are not met by the Term Loan and the Revolving Credit Facility and we are unable to access additional financing, our business, operations, financial condition and cash flows will be materially adversely affected.

If we cannot adequately protect our technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks and other measures, we may lose a competitive advantage and incur significant expenses as a result of litigation and other claims.

We rely on a combination of protections provided by contracts, including confidentiality and non-disclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from third-party infringement or from misappropriation in the United States and abroad. Any patent owned or licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted under these patents or licenses may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other intellectual property rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. Foreign laws may provide less intellectual property protection than is afforded in the United States. Our efforts to protect our intellectual property in the United States and abroad, through lawsuits such as those that have been filed between us and Samsung may be time-consuming and costly. If we cannot adequately protect our technology or other intellectual property rights in the United States and abroad, we may be materially adversely affected.

We are currently party to various lawsuits brought by third parties alleging that we infringe their intellectual property rights. In the future, third parties may bring additional actions against us based on similar allegations. To resolve such claims, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. These parties have or may in the future file lawsuits against us seeking damages (potentially including treble damages or willful infringement) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products, increase the costs of selling some of our products, or cause damage to our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, would have a material adverse effect on us. We could decide, in the alternative, to redesign our products or to resort to litigation to challenge or defend such claims, either of which could be expensive and time-consuming and may have a material adverse effect on us.

We expect to attempt to negotiate agreements and arrangements with third parties for the license of intellectual property and technology that are important to our business. We also expect to continue to apply for new patents as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating. If we are unable to negotiate agreements or arrangements for intellectual property, or to obtain patents, necessary for the success of our business, we may be materially adversely affected.

We provide indemnities relating to non-infringement of patents and other intellectual property indemnities to certain of our customers in connection with the delivery, design, manufacture and sale of our products. If we incur substantial costs in connection with any claim pursuant to such indemnification, our business, results of operations and financial condition could be materially adversely affected.

If essential equipment or adequate supplies of satisfactory materials are not available to manufacture our products, we could be materially adversely affected.

Our manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. We purchase equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to us or increase prices due to capacity constraints or other factors. Because the equipment that we purchase is complex, it is difficult for us to substitute one supplier for another or one piece of equipment for another. Some raw materials we use in the manufacture of our products are available from a limited number of suppliers or only from a limited number of suppliers in a particular region. In addition, we purchase raw materials such as gold for which prices on the world markets have fluctuated significantly during recent periods. Our manufacturing operations also depend upon the quality and usability of the materials we use in our products, including raw materials and wafers we receive from our suppliers. If the materials we receive from our suppliers do not meet our manufacturing requirements or product specifications, are not obtained in a timely manner or if there are significant increases in costs of materials, we may be materially adversely affected.

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

One or more of our products may be found to be defective or we may initiate voluntary recalls of products after they have been shipped to customers in volume. We generally provide a limited warranty with respect to our products. Accordingly, if we recall products or are forced to replace defective products, the cost of product replacements or product returns may be substantial, and our reputation with our customers could be damaged. In addition, we could incur substantial costs to implement modifications to fix defects. Any of these problems could materially adversely affect us.

Worldwide economic and political conditions and risks may adversely affect demand for our products and have a material adverse effect on us.

We operate in more than ten countries and we derive a majority of our net sales outside the United States. For example, a significant portion of our planned wafer fabrication capacity for existing and future products is provided by third parties located in Japan and China, and nearly all final test and assembly of our products is performed at our facilities in Malaysia and Thailand and by third parties in China, Taiwan, Korea and Thailand. Our business depends on the overall worldwide economic conditions and the economic and business conditions within our customers’ industries. Our business may also be affected by economic factors that are beyond our control, such as downturns in economic activity in a specific country or region. A further weakening of the worldwide economy or the economy of individual countries or the demand for our customers’ products may cause a greater decrease in demand for our products, which could materially adversely affect us.

We could also be significantly and adversely affected by geopolitical concerns and world events, such as wars and terrorist attacks. Our net sales and financial results have been and could be negatively affected to the extent such geopolitical concerns continue or similar events occur or are anticipated to occur. Terrorist attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us.

The political and economic risks associated with our sales to, and operations in, foreign countries include:

•	expropriation;

•	changes in political or economic conditions;

•	compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act and export control laws;

•	changes in tax laws, trade protection measures and import or export licensing requirements;

•	difficulties in protecting our intellectual property;

•	difficulties in achieving headcount reductions;

•	changes in foreign currency exchange rates;

•	restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;

•	changes in freight and interest rates;

•	disruption in air transportation between the location of our facilities; and

•	loss or modification of exemptions for taxes and tariffs.

In particular, consequences of military action in the Middle East have in the past, and may in the future, adversely affect demand for our products and our relationship with various third parties with which we collaborate. Our subsidiary, Spansion Israel, conducts business in Israel, which is affected and surrounded by unstable political, economic and military conditions. We cannot predict the effect of continued or increased violence, or the effect of military action in that region. Continued armed conflicts or political instability in the region would harm business conditions and could adversely affect the combined company’s results of operations. Furthermore, several countries continue to restrict or ban business with Israel and Israeli companies. These restrictive laws and policies may limit our ability to make sales in those countries, and, as a global company, may limit our own ability to efficiently administer our worldwide resources.

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

As a result of our foreign operations, we have sales, expenses, assets and liabilities that are denominated in Japanese yen and other foreign currencies. For example:

•	some of our costs are denominated in Japanese yen, Thai baht and Malaysian ringgit;

•	sales of our products to, and purchases from, TI are denominated in both U.S. dollars and Japanese yen; and

•	some fixed asset purchases are denominated in Japanese yen and European Union euros.

Consequently, movements in exchange rates could cause our net sales and expenses to fluctuate, affecting our results of operations and cash flows. We currently have not entered into any currency hedging contracts and in the future we may not be able to enter into them on acceptable terms, if at all.

We are subject to a variety of environmental laws that could result in liabilities.

Our properties and many aspects of our business operations are subject to various domestic and international environmental laws and regulations, including those relating to materials used in our products and manufacturing processes; chemical use and handling; waste minimization; discharge of pollutants into the environment; the treatment, transport, storage and disposal of solid and hazardous wastes; and remediation of contamination. Certain of these laws and regulations require us to obtain permits for our operations, including permits related to the discharge of air pollutants and wastewater. From time to time, our facilities are subject to investigation by governmental regulators. Environmental compliance obligations and liability risks are inherent in many of our manufacturing and other activities. Any failure to comply with applicable environmental laws, regulations or permits may subject us to a range of consequences, including fines, suspension of production, alteration of manufacturing processes, sales limitations, and criminal and civil liabilities or other sanctions. We could also be held liable for any and all consequences arising out of exposure to hazardous materials used, stored, released, disposed of by us or located at or under our facilities, or for other environmental or natural resource damage. Certain environmental laws, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, or the Superfund Act, impose joint and several liability on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and costs related to damages to natural resources. Liability can attach even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. These environmental laws also can result in liability for persons, like us, who arrange for hazardous substances to be sent to disposal or treatment facilities, in the event such facilities are found to be contaminated. Such persons can be responsible for cleanup costs at a disposal or treatment facility, even if they never owned or operated the contaminated facility. One of our properties is listed on the U.S. Environmental Protection Agency’s Superfund National Priorities List. However, other parties currently are responsible for all investigation, cleanup and remediation activities. Although we have not been named a responsible party at this site, if we were so named, costs associated with the cleanup of the site could have material adverse effect upon us. We have not been named a responsible party at any Superfund or other contaminated site. If we were ever so named, costs associated with the cleanup of the site could be material. Additionally, contamination that has not yet been identified could exist at one or more of our facilities, and identification of such contamination could have a material adverse effect on us.

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

Our worldwide operations and business could be subject to natural disasters and other business disruptions, such as a world health crisis, fire, earthquake, tsunami, volcano eruption, flood, hurricane, power loss, power shortage, telecommunications failure or similar events, which could harm our future net sales and financial condition and increase our costs and expenses. Our corporate headquarters are located near major earthquake fault lines in California and TI’s wafer fabrication facilities, Fujitsu’s manufacturing facilities and Elpida’s manufacturing facilities are located near major earthquake fault lines in Japan. Also, our assembly and test facilities located in Malaysia and Thailand and our subcontractors’ assembly and test facilities in China and other countries in Asia may be affected by tsunamis. In the event of a major earthquake or tsunami, we could experience loss of life of our employees, destruction of facilities or other business interruptions. If such business disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or demand for our products, or directly impact our marketing, manufacturing, financial, and logistics functions, our results of operations and financial condition could be materially adversely affected.

Furthermore, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various essential materials, which are required to manufacture our products or commercial memory die such as PSRAMs for incorporation into our multi-chip packages, or MCP, products. If we are unable to procure an adequate supply of materials that are required for us to manufacture our products, or if the operations of our other suppliers of such materials are affected by an event that causes a significant business disruption, we may have to reduce our manufacturing operations. Such a reduction could in the future have a material adverse effect on us.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements in accordance with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in those policies or other requirements with respect to the reporting of financial statements can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

For example, the SEC has released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. Under the proposed roadmap, we may be required to prepare financial statements in accordance with IFRS. The SEC announced it will make a determination in 2011 regarding the mandatory adoption of these new standards. It is unclear at this time how the Commission will propose GAAP and IFRS be harmonized if the proposed changes are adopted. If adopted, we will need to develop new systems and controls around IFRS principles. Since this would be a new endeavor, the specific costs associated with this conversion are uncertain and could have a material impact on our results of operations.

AMD and Fujitsu may continue to use all of our intellectual property and the intellectual property they have transferred to us.

In connection with our reorganization as Spansion LLC in June 2003, Advanced Micro Devices, Inc., or AMD, and Fujitsu transferred approximately 400 patents and patent applications to us. In addition, AMD and Fujitsu contributed additional patents to us at the time of our initial public offering. However, both AMD and Fujitsu have retained license rights under the patents they contributed to us. In addition, under their respective patent cross-license agreements with us, AMD and Fujitsu have also obtained licenses to our present and future patents with effective filing dates prior to June 30, 2013, although the scope of patents under license can be impacted by a change in control of the parties or their semiconductor groups. These licenses continue until the last to expire of the patents under license expires and provide AMD and Fujitsu with licenses to all of our present and future patents in existence through such cross-license termination date. In addition, we have granted a non-exclusive, perpetual, irrevocable fully paid and royalty-free license under our rights, other than patent and trademark rights, in our technology to each of AMD and Fujitsu. Under our non-competition agreement, both AMD and Fujitsu have agreed that they will not directly or indirectly engage in a business, and have agreed to divest any acquired business, that manufactures or supplies standalone semiconductor devices (including single chip, multiple chip or system devices) containing certain Flash memory, which is the business in which we primarily compete. With respect to each of AMD and Fujitsu, this non-competition restriction will last until May 10, 2012. After the expiration of the non-competition restriction period, should either AMD or Fujitsu decide to re-enter the Flash memory business, it could use our present and future patents and technologies licensed by us to AMD and Fujitsu to compete against us. If either AMD or Fujitsu were to compete with us, we could be materially adversely affected.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Claims Agent Agreement dated as of May 7, 2010 by and between Spansion Inc. and Pirinate Consulting Group, LLC.

10.2*	Form of Spansion Inc. 2010 Equity Incentive Award Plan - French Sub-Plan – Restricted Stock/Restricted Stock Units.

10.3	Form of Spansion Inc. Change of Control Severance Agreement to be entered into with certain executive vice presidents and senior vice presidents, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated August 26, 2010, is hereby incorporated by reference.

10.4**	Foundry Agreement, dated August 28, 2010, by and between Spansion LLC, Nihon Spansion Limited and Texas Instruments Incorporated, filed as Exhibit 10.70 to Spansion’s Registration Statement on Form S-1 filed September 17, 2010, is hereby incorporated by reference.

10.4(a)	Amendment No. 1 to Foundry Agreement, entered into September 15, 2010, by and between Spansion LLC, Nihon Spansion Limited and Texas Instruments Incorporated.

10.5	First Amendment to Schedule to Lease Agreement, entered into September 10, 2010, by and between Spansion LLC and AIG Commercial Equipment Finance Inc.

10.6	Amendment Number One to Loan and Security Agreement, dated as of October 15, 2010, among Spansion Inc., Spansion LLC, certain Spansion subsidiaries, certain Financial Institutions and Bank of America, N.A.

10.7	Amendment No. 2, dated as of May 7, 2010, to the Credit Agreement among Spansion LLC, Spansion Inc. and Spansion Technology LLC, and Barclays Bank PLC, certain Financial Institutions, Barclays Capital and Morgan Stanley Senior Funding, Inc.

10.8	Amendment No. 3 and Consent, dated as of October 18, 2010, to the Credit Agreement among Spansion LLC, Spansion Inc. and Spansion Technology LLC, and Barclays Bank PLC, certain Financial Institutions, Barclays Capital and Morgan Stanley Senior Funding, Inc.

10.9	Form of Underwriting Agreement, filed as Exhibit 1.1 to Amendment No. 1 to Spansion’s Registration Statement on Form S-1 filed October 28, 2010, is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Agreement or Compensation Plan.
**	Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC.
***	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: November 1, 2010	By:	/s/ Randy W. Furr
Randy W. Furr
Executive Vice President and Chief Financial Officer