Form 10-Q
period 2011-03-27
Spansion Inc.
filed 2011-05-06
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on May 4, 2011:

Class	Number of Shares
Class A Common Stock, $0.001 par value Class B Common Stock, $0.001 par value	61,658,415 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Successor	Predecessor
	Three Months Ended
	March 27,	March 28,
	2011	2010
Net sales	$292,937	$223,128
Net sales to related parties (Note 6)	0	54,209

Total net sales	292,937	277,337

Cost of sales (Note 6)	224,165	189,120
Research and development	29,829	22,966
Sales, general and administrative	39,683	47,608

Operating income (loss) before reorganization items	(740)	17,643
Other income (expense):
Interest and other income, net	747	286
Interest expense(1)	(9,058)	(19,336)

Loss before reorganization items and income taxes	(9,051)	(1,407)

Reorganization items	0	5,464

Income (loss) before income taxes	(9,051)	4,057
Provision for income taxes	(5,097)	(405)

Net income (loss)	$(14,148)	$3,652

Net income (loss) per share
Basic	$(0.23)	$0.02

Diluted	$(0.23)	$0.02

Shares used in per share calculation
Basic	62,140	162,403

Diluted	62,140	174,471

(1)	Contractual interest expense for the three months ended March 28, 2010 was approximately $30.0 million.

See accompanying notes

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	Successor
	March 27, 2011	December 26, 2010 (1)
Assets
Current assets:
Cash and cash equivalents	$283,435	$329,294
Short term investment	24,979	24,979
Accounts receivable, net	158,096	165,975
Inventories	178,428	168,937
Deferred income taxes	7,258	6,321
Prepaid expenses and other current assets	57,254	50,210

Total current assets	709,450	745,716

Property, plant and equipment, net	245,743	259,940
Intangible assets	192,722	197,733
Goodwill	161,936	153,338
Other assets	36,926	42,578

Total assets	$1,346,777	$1,399,305

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	97,498	119,288
Accrued compensation and benefits	32,467	39,978
Other accrued liabilities	97,544	109,444
Income taxes payable	4,158	1,107
Deferred income	27,184	22,238
Current portion of long-term debt and obligations under capital leases	25,221	13,689

Total current liabilities	284,072	305,744

Deferred income taxes	4,728	3,877
Long-term debt, less current portion	427,549	441,220
Other long-term liabilities	28,567	24,179

Total liabilities	744,916	775,020

Preferred stock ($0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding)	0	0
Common stock, Class A ($0.001 par value, 150,000,000 shares authorized, 62,390,784 shares issued and outstanding)	63	62
Common stock, Class B ($0.001 par value, 1 share authorized, 1 share issued and outstanding)	0	0

Additional paid in capital	714,259	721,712
Retained deficit	(110,839)	(96,692)
Accumulated other comprehensive loss	(1,622)	(797)

Total stockholders’ equity	601,861	624,285

Total liabilities and stockholders’ equity	$1,346,777	$1,399,305

(1)	Derived from audited financial statements at December 26, 2010.

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Successor	Predecessor
	Three Months Ended
	March 27,	March 28,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(14,148)	$3,652
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,083	28,677
Net provision for doubtful accounts	3	5,591
Provision (benefit) for deferred income taxes	(1,457)	0
Net loss (gain) on sale and disposal of property, plant and equipment	(648)	1,112
Asset impairment charges	2,683	629
Compensation recognized under employee stock plans	4,548	1,295
Gain from approved settlement of rejected capital leases and various licenses	0	(22,517)
Gain on sale of Suzhou plant	0	(3,676)
Amortization of inventory fresh start markup	6,787	0
Changes in assets and liabilities	(78,761)	(13,276)

Net cash provided (used) by operating activities	(28,910)	1,487

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	2,139	4,917
Purchases of property, plant and equipment	(6,053)	(8,493)
Proceeds from redemption of auction rate securities	0	27,325
Increase in restricted cash	0	(531,516)
Cash proceeds from sale of Suzhou plant	0	18,687

Net cash used by investing activities	(3,914)	(489,080)

Cash Flows From Financing Activities:
Proceeds from borrowings, net of issuance costs	0	438,082
Payments on debt and capital lease obligations	(1,463)	(30,019)
Proceeds from rights offering	0	75,783
Cash settlement on hedging activities	(268)	0
Purchase of bankruptcy claims	(12,000)	0

Net cash provided (used) by financing activities	(13,731)	483,846

Effect of exchange rate changes on cash and cash equivalents	696	0

Net decrease in cash and cash equivalents	(45,859)	(3,747)
Cash and cash equivalents at the beginning of period	329,294	324,903

Cash and cash equivalents at end of period	$283,435	$321,156

See accompanying notes

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The Company prepared the interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 26, 2010.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the Company’s opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010.

References to the “Successor” in these condensed consolidated financial statements, notes and in the Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company and its consolidated subsidiaries after its emergence from Chapter 11 bankruptcy proceedings on May 10, 2010. References to the “Predecessor” refer to the Company and its consolidated subsidiaries up to May 10, 2010.

Out of Period Adjustments

During the first quarter of 2011, the Company identified certain errors totaling $9.2 million related to adjustments at Fresh Start and uncertain income tax positions taken in some of its foreign locations affecting the periods prior to May 10, 2010 (Predecessor periods). The Company assessed the errors and concluded that such errors were not material to those periods. Accordingly, the correction of the adjustments on the Company’s Fresh start date and for Predecessor periods were recorded as adjustments to increase Goodwill. Further, the Company identified a $2.8 million adjustment related to the period from May 11, 2010 to December 26, 2010 (Successor periods). The Company also concluded that this adjustment, which resulted in an increase to the Company’s tax provision in the three months ended March 27, 2011, was not material to the results of operations for the year ending December 25, 2011.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

2. Balance Sheet Components

	Successor
	March 27, 2011	December 26, 2010
	(in thousands)
Account receivable
Accounts receivable, gross	$158,424	$166,301
Allowance for doubtful accounts	(328)	(326)

Account receivable, net	$158,096	$165,975

Inventories
Raw materials	$17,749	$16,537
Work-in-process	132,231	128,753
Finished goods	28,448	23,647

Inventories	$178,428	$168,937

Property, plant and equipment
Land	$51,778	$51,778
Buidlings and leasehold improvements	69,177	68,437
Equipment	260,547	242,240
Construction in progress	29,144	18,745

	410,646	381,200
Less: accumulated depreciation and amortization	(164,903)	(121,260)

Property, plant and equipment, net	$245,743	$259,940

3. Equity Incentive Plan and Stock-Based Compensation

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense by financial statement caption resulting from the Company’s stock options and Restricted Stock Unit (RSU) awards for the three months ended March 27, 2011 and March 28, 2010, respectively.

	Successor	Predecessor
	Three Months Ended
	March 27, 2011	March 28, 2010
	(in thousands)
Cost of sales	$616	$273
Research and development	814	511
Sales, general and administrative	3,118	511

Stock-based compensation expense before income taxes	4,548	1,295

Stock-based compensation expense after income taxes(1)	$4,548	$1,295

(1)

There is no income tax benefit related to stock option expenses because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subject to a full valuation allowance.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

No stock options were granted in the three months ended March 28, 2010 under the Spansion and Saifun Equity Plans. The weighted average fair value of the Company’s stock options granted in the three months ended March 27, 2011 was $9.23 per share. The fair value of each stock option was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for grants:

Three Months Ended
March 27, 2011
Expected volatility	55.81%
Risk-free interest rate	1.89%
Expected term (in years)	4.35
Dividend yield	0.00%

As of March 27, 2011, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $39.4 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2015.

Shares Available to Grant

The numbers of shares of common stock available for grant at March 27, 2011 under the 2010 Plan are shown in the following table:

Number of shares available for grant:
Shares reserved for grant under the 2010 Plan as of December 26, 2010	511,731
Additional shares issuable under 2010 Plan (annual increase for 2011)	4,321,911
Stock options granted through March 27, 2011, net of forfeitures	(1,136,496)
RSU awards granted through March 27, 2011, net of forfeitures	8,130
Key executive RSU awards granted through March 27, 2011, net of forfeitures	(251,000)

Shares available for grant under the 2010 Plan as of March 27, 2011	3,454,276

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activities and related information under the 2010 Plan for the periods presented:

Options:	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 26, 2010	3,027,943	$10.93	6.40	$27,875
Granted	1,149,000	$19.96
Canceled	(12,504)	$10.51
Exercised	0	$0

Total option outstanding as of March 27, 2011	4,164,439	$13.42	6.34	$23,712

Total Exercisable as of March 27, 2011	64,995	$10.51	6.12	$560

Spansion Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The following table summarizes RSU award activities and related information for the three months ended March 27, 2011:

	Number of Shares	Weighted-Average Grant-date Fair Value
RSUs:
Unvested as of December 26, 2010	1,841,559	$10.88
Granted	29,500	$20.56
Cancelled	(37,630)	$10.79
Vested	(367,736)	$19.89

Unvested as of March 27, 2011	1,465,693	$8.82

The following table summarizes key executive RSU activities and related information for the three months ended March 27, 2011:

	Number of Shares	Weighted-Average Grant-date Fair Value
Key executive RSUs:
Unvested as of December 26, 2010	1,127,015	$10.88
Granted	251,000	$19.89
Cancelled	0	$0
Vested	(281,450)	$21.02

Unvested as of March 27, 2011	1,096,565	$10.34

These RSUs have a service and performance condition – fifty percent of the RSUs vest based on a service condition and the remaining fifty percent vest based on performance conditions.

4. Net Income (Loss) Per Share

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

For the three months ended March 27, 2011, the Company excluded from its diluted per share computation approximately 4.6 million of potential shares of common stock issuable upon exercise of outstanding stock options and vesting of outstanding RSUs because they had an anti-dilutive effect.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

5. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Successor	Predecessor
	Three Months Ended
	March 27, 2011	March 28, 2010
	(in thousands)
Net income (loss)	$(14,148)	$3,652
Net change in cumulative translation adjustment	(824)	0

Total comprehensive income (loss)	$(14,972)	$3,652

6. Related Party Transactions

Spansion Japan

For fiscal 2011, Spansion Japan is not a related party of the Company. The following table presents the significant related party transactions between the Company and Spansion Japan for the three months ended March 28, 2010:

Predecessor
(in thousands)
Sales to Spansion Japan	$54,209
Wafer purchases from Spansion Japan	$54,728
Payment to Spansion Japan for R&D services	$2,031

7. Intangible Assets and Goodwill

Intangible assets at March 27, 2011 and December 26, 2010 are as follows:

	March 27, 2011	December 26, 2010
	(in thousands)
Developed technology	$65,900	$65,900
Customer relationships	93,510	93,348
Trade name	8,200	8,200

Total amortizable intangible assets	$167,610	$167,448
Less: Accumulated Depreciation	(17,888)	(12,715)

Intangible assets, net	149,722	$154,733
IPR&D	43,000	43,000
Goodwill	161,936	153,338

Intangible assets and goodwill net	$354,658	$351,071

During the first quarter of fiscal 2011, the Company identified and recorded to Goodwill certain out of period errors relating to the provision for income taxes for foreign operations in the Predecessor period prior to May 10, 2010 resulting in a net increase to Goodwill. Refer to Footnote 1 for further details.

In-Process Research and Development

As of March 27, 2011, none of the projects (relating to the development of process technologies to manufacture flash memory products primarily associated with the GL and FL product families) had reached technological feasibility but the Company expects these projects to attain technological feasibility and commence commercial production during fiscal 2011 and the first half of fiscal 2012.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

8. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products. Changes in the Company’s liability for product warranty during the three month ended March 27, 2011 and March 28, 2010 are as follows:

	Successor	Predecessor
	Three Months Ended
	March 27, 2011	March 28, 2010
	(in thousands)
Balance at beginning of period	$1,766	$3,841
Provision for warranties issued	332	933
Settlements	(545)	(125)
Changes in liability for pre-existing warranties during the period	(268)	(1,030)

Balance at end of period	$1,285	$3,619

9. Debt and Capital Lease Obligations

The following table summarizes the Company’s debt and capital lease obligations at March 27, 2011 and December 26, 2010:

	Successor
	March 27, 2011	December 26, 2010
	(in thousands)
Debt obligations:
Senior Unsecured Notes	$200,000	$200,000
Senior Secured Term Loan	251,078	251,750
Obligations under capital leases	1,692	3,159

Total debt and capital lease obligations	452,770	$454,909
Less: current portion	25,221	13,689

Long-term debt and capital lease obligations	$427,549	$441,220

The Company is currently subject to covenants that, among other things, place certain limitations on the Company’s ability to incur additional debt, make investments, pay dividends, and sell assets. The Company was in compliance with these covenants as of March 27, 2011. Additionally as of March 27, 2011, the Company had not drawn down against its revolving credit facility with Bank of America entered in fiscal 2010 (the Revolving Credit Facility).

10. Income Taxes

The following table presents the income tax expenses of the Company:

	Successor	Predecessor
	Three Months Ended
	March 27, 2011	March 28, 2010
	(in thousands)
Income tax expenses	$5,097	$405

Spansion Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

We recorded an income tax expense of $5.1 million for the three months ended March 27, 2011, including correction of uncertain income tax positions of its foreign locations for the Successor period from May 11, 2010 to December 26, 2010 of $2.8 million, compared to an income tax expense of approximately $0.4 million for the three months ended March 28, 2010. The income tax expense, recorded for these Periods, excluding the correction, was primarily related to tax expenses in foreign jurisdictions where we achieved a profit for tax reporting purposes.

As of March 27, 2011, all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on the Company’s assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

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

Please refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for information on the out of period tax adjustments.

11. Fair Value Measurements

As of March 27, 2011 and December 26, 2010, the fair value measurements of the Company’s financial assets and liabilities consisted of those categorized in the table below based upon the fair value hierarchy:

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	March 27, 2011				December 26, 2010
	(in thousands)
Treasury Bills	69,979	$0	$0	$69,979	$129,955	$0	$0	$129,955

Total financial assets	$69,979	$0	$0	$69,979	$129,955	$0	$0	$129,955

Interest rate swaps	0	1,309	0	1,309	0	1,180	0	1,180

Total financial liabilities	$0	$1,309	$0	$1,309	$0	$1,180	$0	$1,180

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

12. Derivative Financial Instruments

Interest Rate Risk

The Company is currently exposed to the variability of future quarterly interest payments on its Senior Secured Term Loan (the Term Loan) due to changes in the LIBOR interest rate above the floor rate of 1.75 percent. To mitigate this interest rate risk and also to comply with the requirement of hedging then required in the initial Term Loan agreement, the Company entered into a series of interest rate swaps to manage the interest rate risk associated with its borrowings in the third quarter of 2010. This hedging requirement was removed when the Term Loan was amended in November 2010. However, the interest rate swaps remained in place as of March 27, 2011.

The Company has approximately $251.1 million outstanding under the Term Loan as of March 27, 2011. Under the swap agreements, with an aggregate notional amount of $250 million and expiration date of May 17, 2013, the Company pays the independent swap counterparty a fixed rate of 2.42 percent and, in exchange, the swap counterparty pays the Company an interest rate equal to the floor rate of 2 percent or three-month LIBOR, whichever is higher.

As of November 9, 2010, due to amendment of the Term Loan, the critical terms of the swaps and the Term Loan were no longer matched. Accordingly, the hedge no longer qualified as a cash flow hedge under ASC Topic 815, Derivatives and Hedging. As a result, the mark-to-market of the swaps has been reported as a component of interest expense since the fourth quarter of fiscal 2010. The Company has recorded a loss of approximately $0.4 million and $1.3 million in interest expenses related to the swaps for the three months ended March 27, 2011 and the fiscal year ended December 26, 2010, respectively.

The location and fair value amounts of the Company’s derivative instruments reported in its condensed consolidated balance sheet as of March 27, 2011 and December 26, 2010 were as follows:

	Balance Sheet Location	March 27, 2011	December 26, 2010
		(in thousands)
Interest Rate Swaps	Other Current Liabilities and Other Liabilities	$1,309	$1,180

13. Commitments, Contingencies and Legal Matters

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for inventory and some nonproduction items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of March 27, 2011, the total purchase commitments were $205.1 million, which are due through 2015.

Guarantees

Product Warranties

The Company generally offers a one-year limited warranty for its Flash memory products. Refer to Footnote 8 for further details relating to changes in the Company’s liability for product warranty.

Indemnities

During the normal course of business, the Company makes certain indemnities and commitments under which it may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property, indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to our directors and officers in connection with legal proceedings, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. The Company believes that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments it is obligated to make. However, the Company is unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities and commitments would not be material to our accompanying condensed consolidated financial statements.

Uncertain Tax Positions

As of March 27, 2011, the liability for uncertain tax positions was $19.3 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Legal Matters

For a complete description of the procedural history of each of the legal proceedings referred to below, please see our Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

Tessera ITC Action

On February 4, 2011, Spansion, Freescale Semiconductor, Inc., ATI Technologies, ULC, STMicroelectronics N.V. and Qualcomm Incorporated (collectively, the “Appellants”) filed with the Federal Circuit a request for a rehearing. On March 29, 2011, the Federal Circuit denied the Appellants’ request for a rehearing.

Spansion v. Samsung District Court Action

The action is presently scheduled for trial on February 6, 2012 and discovery is underway. The U.S. Bankruptcy Court has set a reserve of approximately $75 million for any pre-petition damages that Samsung may have for its counterclaims.

Samsung v. Spansion ITC Investigation

On February 28, 2011, an Initial Determination was issued finding infringement by Spansion, D-Link Corporation and D-Link Systems, Inc. On March 14, 2011, Spansion and the Commission’s investigative attorney filed petitions for the ITC to review the Initial Determination. On April 29, 2011, the ITC issued a notice of its decision to review the Initial Determination.

14. Subsequent Events

On April 30, 2011, the Company, entered into a purchase agreement with SL Capital Appreciation Fund, L.L.C., Silver Lake Sumeru Fund, L.P. and Silver Lake Credit Fund, L.P. (collectively, the “Sellers”) to purchase all rights with respect to certain claims against the Debtors under the Chapter 11 Cases held by the Sellers. The aggregate purchase price to be paid by Spansion for all rights is $28,984,117.

The transactions contemplated by the purchase agreement will not be consummated prior to the entry of an order of the Bankruptcy Court under the Chapter 11 Cases approving the agreement and the transactions thereunder, and such order having become final and non-appealable (with no appeal, motion to reconsider or other relief having been timely sought).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties associated with emergence from the Chapter 11 bankruptcy proceedings (the Chapter 11 Cases); claims not discharged in the Chapter 11 Cases and their effect on our results of operations and profitability; substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives; and the effect of the earthquakes and tsunami that occurred recently in Japan, the resultant intermittent power outages and the continued risk of radiation exposure from damaged nuclear power plants. Other risks and uncertainties relating to our business include our ability to: successfully transform our business and implement our new business strategy focused primarily on the embedded Flash memory market; maintain or increase our average selling price and lower our average costs; accurately forecast customer demand for our products; attract new customers; obtain additional financing in the future; maintain our distribution relationships and channels in the future; successfully enter new markets and manage our international expansion; successfully compete with existing and new competitors, or with new memory or other technologies; successfully develop new applications and markets for our products; maintain manufacturing efficiency; obtain adequate supplies of satisfactory materials essential to manufacture our products; successfully develop and transition to the latest technologies; negotiate patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; protect our intellectual property and defend against infringement or other intellectual property claims; maintain our business operations and demand for our products in the event of natural or man-made catastrophic events; and effectively manage, operate and compete in the current sustained economic downturn. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstances that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist investors in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview: Discussion of our business and other highlights affecting the company providing context for the remainder of MD&A.

•	Critical Accounting Policies: Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations: An analysis of our financial results comparing the three months ended March 27, 2011 and March 27, 2010.

•	Liquidity and Capital Resources: An analysis of changes in our cash flows and discussion of our financial condition and potential sources of liquidity.

Overview

We are a leading designer, developer and manufacturer of Flash memory solutions. We primarily focus on serving the Embedded Flash memory market to customers worldwide. Our Flash memory products primarily store data and software code for microprocessors, microcontrollers and other programmable semiconductors which run applications in a broad range of electronics systems. These electronic systems include computing and communications, automotive and industrial, consumer and gaming, wireless and machine-to-machine, or M2M, devices. In addition to Flash memory products, we assist our customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

Our Flash memory solutions are incorporated in products from leading original equipment manufacturers, or OEMs. Our products are designed to accommodate various voltage, interface and memory density requirements for a wide range of applications and customer platforms. The majority of our new product designs are based on our proprietary two-bit-per-cell MirrorBit technology which has a simpler cell architecture requiring fewer manufacturing steps, supporting higher yields and lower costs as compared to competing floating gate NOR Flash memory technology.

Our net sales for the first quarter of fiscal 2011 increased, as compared to the first quarter of fiscal 2010, due to net sales growth which was primarily driven by increasing unit demand in our broad-based embedded business. However, our gross margin decreased during the first quarter of fiscal 2011 primarily due to lower average selling prices (ASPs) as a result of price declines in the overall semiconductor memory market and fresh start accounting related adjustments in the Successor (as compared to no such adjustments in the Predecessor period) including amortization of inventory mark-up and higher depreciation and amortization expenses.

During the first quarter of 2011, we lost sales and experienced delays in the provision of foundry services by third parties in Japan as a result of the earthquakes and related tsunami that occurred there in March 2011. Specifically, some first quarter product shipments were cancelled or rescheduled for shipment during the second quarter. We also incurred some minor damage to our production equipment. However, the impact to our operations and financial results during the first quarter of fiscal 2011 as a result of the events in Japan was not material. We will continue to monitor the situation in Japan as the impact of these natural disasters continues to remain uncertain.

During the first quarter of 2011, the Company identified certain errors totaling $9.2 million related to adjustments at Fresh Start and uncertain income tax positions taken in some of its foreign locations affecting the periods prior to May 10, 2010 (Predecessor periods). The Company assessed the errors and concluded that such errors were not material to those periods. Accordingly, the correction of the adjustments on the Company’s Fresh start date and for Predecessor periods were recorded as adjustments to increase Goodwill. Further, the Company identified a $2.8 million adjustment related to the period from May 11, 2010 to December 26, 2010 (Successor periods). The Company also concluded that this adjustment, which resulted in an increase to the Company’s tax provision in the three months ended March 27, 2011, was not material to the results of operations for the year ending December 25, 2011.

Refer to our “Results of Operations” below in this section for a quantitative and qualitative analysis and discussion of our quarterly results for the three months ended March 27, 2011 and March 28, 2010, respectively.

Critical Accounting Policies

There have been no significant changes in our critical accounting estimates or significant accounting policies during the three months ended March 27, 2011 as compared to the discussion in Part II, Item 7 and in Note 1 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2010.

Results of Operations

Comparison of Net Sales, Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Income Tax Provision

The following is a summary of operating results for the Successor three months ended March 27, 2011 and Predecessor three months ended March 28, 2010.

	Three Months Ended
	Successor	Predecessor
	March 27, 2011	March 28, 2010	Variance in Dollars	Variance in Percent
	(in thousands, except for percentages)
Total net sales	$292,937	$277,337	$15,600	6%
Cost of sales	224,165	189,120	35,045	19%
Gross margin	23%	32%		-9%
Research and development	29,829	22,966	6,863	30%
Sales, general and administrative	39,683	47,608	(7,925)	-17%
Operating income (loss)	(740)	17,643	(18,383)	-104%
Interest and other income, net	(747)	(286)	(461)	161%
Interest expense	9,058	19,336	(10,278)	-53%
Reorganization items	0	5,464	(5,464)	-100%
Income tax provision	5,097	405	4,692	1159%

Total Net Sales

Total net sales for the three months ended March 27, 2011 increased by 6 percent or $15.6 million compared to total net sales for the three months ended March 28, 2010. The increase was primarily due to higher unit shipments in the embedded market of approximately 17 percent or $47.6 million, where we have been gradually regaining business lost while we were subject to the Chapter 11 Cases. This was offset by approximately 6 percent or $17.4 million due to a decline in ASPs in the embedded market and approximately 6 percent or $15.8 million attributable to our decision to exit a large portion of the wireless market that was not profitable. The decline in ASPs was primarily due to the result of price declines in the overall semiconductor memory market partially offset by a product mix shift towards higher density products.

Gross Margin

Our gross margin decreased by 9 percent for the three months ended March 27, 2011, compared to the three months ended March 28, 2010. The decrease in gross margin was primarily due to fresh start accounting related adjustments in the Successor which included approximately (i) $22.8 million related to depreciation charge on higher valuation of fixed assets, (ii) $5.2 million related to amortization of intangibles, and (iii) $6.8 million related to amortization of inventory mark-up and higher inventory reserves on certain products compared to the three months ended March 28, 2010 and also due to decline in ASPs in the embedded market as a result of price declines in the overall semiconductor memory market. The overall decrease was partially offset by increased sales in the embedded market where we have been gradually regaining the business lost during the Chapter 11 Cases.

Research and Development

For the three month Successor period ended March 27, 2011, research and development (R&D) expenses of $29.8 million included, among other items, approximately (i) $17.0 million of labor costs, (ii) $2.4 million of expenses related to outside service providers, (iii) $2.5 million of material costs, and (iv) $6.0 million of building and other allocated operating expenses.

For the three month Predecessor period ended March 28, 2010, R&D expenses of $22.9 million included, among other items, approximately (i) $16.6 million of labor costs, (ii) $1.6 million of expenses related to outside service providers, (iii) $0.9 million of material costs, and (iv) $3.8 million of building and other allocated operating expenses.

R&D expenses for the three months ended March 27, 2011 increased by 30 percent, compared to the three months ended March 28, 2010. The increase of R&D expenses was due to (i) higher material costs relating to new product development of approximately $1.7 million, (ii) impairment charges relating to R&D tools and equipment of approximately $2.3 million, and (iii) approximately $1.8 million higher labor cost due to increases in headcount and employee compensation and benefits. This increase was offset in part by a reduction of R&D expenses of approximately $0.5 million due to the transfer of our Milan R&D operations to Elpida in February 2010.

Sales, General and Administrative

For the three month Successor period ended March 27, 2011, sales, general and administrative expenses of $39.7 million included among other items, approximately (i) $23.1 million of labor costs, (ii) $8.1 million of expenses related to outside service providers, and (iii) $4.9 million of building and other allocated operating expenses.

For the three month Predecessor period ended March 28, 2010, SG&A expenses of $47.6 million included among other items, approximately (i) $17.9 million of labor costs, (ii) $17.7 million of expenses related to outside service providers, and (iii) $5.0 million of building and other allocated operating expenses.

SG&A expenses for the three months ended March 27, 2011 decreased by 17 percent, compared to the three months ended March 28, 2010. The decrease in SG&A expense was primarily due to reduction in legal expenses of approximately $8.5 million in connection with the Samsung and other litigations, which was offset in part by $2.5 million of operating expenses for our new Japan subsidiary, Nihon Spansion Limited, which commenced operations during the second quarter of fiscal 2010 in the Successor.

Interest and Other Income, Net

Interest and other income, net, increased by approximately $0.5 million for the three months ended March 27, 2011 compared to the corresponding period of fiscal 2010. Interest income and other income, net, was higher during the three months ended March 27, 2011 primarily due to the reporting of realized and unrealized net gain of $0.4 million on foreign currency transactions as part of non-operating income in the Successor, whereas foreign currency exchange gain/loss was reported as part of operating income in the Predecessor.

Interest Expense

Interest expense decreased by approximately $10.3 million for the three months ended March 27, 2011 compared to the corresponding period in fiscal 2010. The decrease was primarily due to (i) a reduction in interest expense of approximately $8.3 million due to a lower outstanding balance under the Term Loan after it was partially paid down in November 2010 and a lower fiscal first quarter interest rate in fiscal 2011 and (ii) a decline of approximately $5.3 million of interest expenses on the Predecessor’s floating rate notes (FRNs) that were fully paid in May 2010 with no corresponding interest expense in the three months ended March 27, 2011. These decreases were partially offset by $4.0 million of interest expense due to our $200 million Senior Unsecured Notes that were issued in November 2010.

Reorganization Items

There were no reorganization items in the Successor.

Reorganization items of approximately $5.5 million for the three months ended March 28, 2010 primarily consisted of a gain of approximately $22.5 million resulting from approved settlement of rejected capital leases and various license agreements partially offset by professional and service fees of approximately $17.2 million.

Income Tax Provision

We recorded an income tax expense of $5.1 million for the three months ended March 27, 2011, including correction of uncertain income tax positions of its foreign locations for the Successor period from May 11, 2010 to December 26, 2010 of $2.8 million, compared to an income tax expense of approximately $0.4 million for the three months ended March 28, 2010. The income tax expense, recorded for these Periods, excluding the correction, was primarily related to tax expenses in foreign jurisdictions where we achieved a profit for tax reporting purposes.

As of March 27, 2011, all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on our assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 26, 2010, we had U.S. federal and state net operating loss carry forwards of approximately $870.0 million and $214.9 million, respectively. Approximately $533.6 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. These net operating losses, if not utilized, expire from 2018 to 2030.

If we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, such as an offering of our common stock, our ability of utilize our unlimited federal net operating loss carry forwards of approximately $336.4 million as of December 26, 2010 may be limited under certain provisions of the Internal Revenue Code. As a result, we may incur greater tax liabilities than we would in the absence of such a limitation and any incurred liabilities could materially adversely affect it.

Other Items

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of March 27, 2011 and December 26, 2010 were as follows:

	Succesor
	March 27, 2011	December 26, 2010
	(in thousands)
Deferred revenue	$65,333	$61,855
Less: deferred costs of sales	(39,249)	(40,562)

Deferred income on shipments (1)	$26,084	$21,293

(1)

The deferred income of $27.2 million and $22.2 million on the consolidated balance sheet as of March 27, 2011 and December 26, 2010, respectively, included $1.1 million and $ 0.9 million of deferred revenue related to our licensing revenue that was excluded in the table above.

Contractual Obligations

The following table summarizes our contractual obligations at March 27, 2011.

	Total	2011	2012	2013	2014	2015	2016 and Beyond
	(in thousands)
Senior Secured Term Loan	251,079	1,897	23,530	2,530	2,530	220,592	0
Senior Notes	200,000	0	0	0	0	0	200,000
Capital lease obligations	1,692	1,692	0	0	0	0	0
Interest expense on Debt	171,120	26,642	31,834	30,514	29,829	20,801	31,500
Interest expense on Capital Leases	32	32	0	0	0	0	0
Other long term liabilities (1)	7,205	2,408	4,122	210	210	210	45
Operating leases	7,140	4,069	1,503	673	400	373	122
Unconditional purchase commitments (2)	205,123	105,920	53,247	19,715	13,267	12,974	0

Total contractual obligations (3)	$843,391	$142,660	$114,236	$53,642	$46,236	$254,950	$231,667

(1)	The other long term liabilities comprise payment commitments under long term software license agreements with vendors and asset retirement obligations.
(2)	Unconditional purchase commitments (UPC) include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are related principally to inventory and other items. UPCs exclude agreements that are cancelable without penalty.
(3)	As of March 27, 2011, the liability for uncertain tax positions was $19.3 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Liquidity and Capital Resources

Cash Requirements

As of March 27, 2011, our cash, cash equivalents and short term investments totaled $308.4 million. As of March 27, 2011, the availability under our Revolving Credit facility was $22.3 million after deducting the standby letters of credit of $1.5 million issued to certain vendors, of which we had borrowed no amount.

Our future uses of cash are expected to be primarily for working capital, debt servicing, capital expenditures, purchase of our bankruptcy claims and other contractual obligations. We also expect the remaining Plan disbursements and expenses incurred for outstanding claims resolution will continue using cash from operations for at least the first half of fiscal 2011, or until all outstanding claims are resolved. We believe our anticipated cash flows from operations, current cash balances, and our Revolving Credit Facility will be sufficient to make remaining Plan disbursements and expenses incurred for outstanding claims resolution, to fund working capital requirements and operations, for debt servicing, and to meet our cash needs for at least the next twelve months.

Sources and Uses of Cash and Cash Equivalents

Our cash and cash equivalents consisted of demand deposits, Treasury bill, and money market fund with a total amount of $283.4 million as of March 27, 2011.

Operating Activities

Net cash used by operations was $28.9 million during the three months ended March 27, 2011, primarily due to net loss of $14.1 million and net decrease in operating assets and liabilities of $78.8 million offset by net non-cash items of approximately $64.0 million. The net decrease in operating assets and liabilities was primarily due to (i) the decrease of $66.5 million in accounts payable, accrued liabilities, and accrued compensation and benefits and (ii) the increase of $13.7 million in inventories. Net non-cash items primarily consisted of $52.1 million of depreciation and amortization, $6.8 million of amortization of inventory markup relating to fresh start accounting, $4.5 million of stock compensation costs, and $2.7 million of asset impairment charges, partially offset by $1.5 million of benefit for deferred income taxes, and $0.6 million gain from sale of property, plant and equipment.

Investing Activities

Net cash used by investing activities was $3.9 million during the three months ended March 27, 2011, primarily due to $6.0 million of capital expenditures used to purchase of property, plant and equipment, offset by $2.1 million of sale of property, plant and equipment.

Net cash used by investing activities was approximately $489.1 million in the three months ended March 28, 2010, primarily due to an increase of approximately $531.5 million in restricted cash from the Term Loan and prepaid interest thereon. The increase was partially offset by approximately $27.3 million of proceeds from the redemption of ARS and approximately $18.7 million of proceeds from sale of the Suzhou plant.

Financing Activities

Net cash used by financing activities was $13.7 million during the three months ended March 27, 2011 primarily due to $12.0 million of purchase of bankruptcy claims from Tokyo Electric LLC, payments of $1.4 million on debt and capital lease obligations, and $0.3 million of cash settlement on hedging activities.

Net cash provided by financing activities was approximately $483.8 million in the three months ended March 28, 2010, primarily due to approximately $438.0 million from the Term Loan, net of issuance costs and approximately $75.8 million from the Rights Offering, offset by payments of approximately $30.0 million on debt and capital lease.

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

We do not have any other significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K, as of March 27, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. At March 27, 2011, we had approximately $238.4 million held in demand deposit accounts and approximately $70.0 million invested in Treasury Bills of which $45.0 million are with maturity terms of 30 to 90 days and remaining $25.0 million is with a maturity term of six months at the time of purchase. Accordingly, our interest income fluctuates with short-term market conditions. Our cash and short term investment position is highly liquid and our exposure to interest rate risk is minimal.

As of March 27, 2011, approximately 45 percent of the aggregate principal amounts outstanding under our third party debt obligations were fixed rate, and approximately 55 percent of our total debt obligations were variable rate comprised of the Term Loan with an outstanding balance of approximately $251.1 million as of March 27, 2011. The Term Loan has a LIBOR floor of 1.75 percent. While LIBOR is below 1.75 percent, our interest expense will not change along with short-term change in interest rate environment. When LIBOR is above 1.75 percent, changes in interest rates associated with the term loan could then result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our contractual interest expense by approximately $2.5 million annually.

As of March 27, 2011, we have a series of interests rate swaps with a financial institution to partially economically hedge the variability of interest payments attributable to fluctuations in the LIBOR benchmark interest rate. See Note 12 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.

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

•	some of our manufacturing costs are denominated in Japanese yen, and other foreign currencies such as the Thai baht and Malaysian ringgit;

•	sales of our products to Fujitsu are denominated in both U.S. dollars and Japanese yen; and

•	some fixed asset purchases are denominated in Japanese yen and European Union euros.

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

We had an aggregate of $57.9 million (notional amount) of short-term foreign currency forward contracts denominated in Japanese yen outstanding as of March 27, 2011. The unrealized gain related to the foreign currency forward contracts for the quarter ended March 27, 2011 was not material. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, we generally cover only a portion of our foreign currency exchange exposure. We cannot assure you that these activities will eliminate foreign exchange rate exposure. Failure to eliminate this exposure could have an adverse effect on our business, financial condition and results of operations.

The following table provides information about our foreign currency forward contracts as of March 27, 2011 and December 26, 2010.

	March 27, 2011			December 26, 2010
	Notional Amount	Average Contract Rate	Estimated Fair Value	Notional Amount	Average Contract Rate	Estimated Fair Value
	(in thousands, except contract rates)
Foreign currency forward contract: Japanese yen	$57,939	¥81.12	$192	$39,884	¥82.74	$67

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 27, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a complete description of the procedural history of each of the legal proceedings referred to below, please see our Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

Tessera ITC Action

On February 4, 2011, Spansion, Freescale Semiconductor, Inc., ATI Technologies, ULC, STMicroelectronics N.V. and Qualcomm Incorporated (collectively, the “Appellants”) filed with the Federal Circuit a request for a rehearing. On March 29, 2011, the Federal Circuit denied the Appellants’ request for a rehearing.

Spansion v. Samsung District Court Action

The action is presently scheduled for trial on February 6, 2012 and discovery is underway. The U.S. Bankruptcy Court has set a reserve of approximately $75 million for any pre-petition damages that Samsung may have for its counterclaims.

Samsung v. Spansion ITC Investigation

On February 28, 2011, an Initial Determination was issued finding infringement by Spansion, D-Link Corporation and D-Link Systems, Inc. On March 14, 2011, Spansion and the Commission’s investigative attorney filed petitions for the ITC to review the Initial Determination. On April 29, 2011, the ITC issued a notice of its decision to review the Initial Determination.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. If any of the following risks materialize, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected.

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

Shortly after our chapter 11 bankruptcy proceedings (the Chapter 11 Cases) commenced, we began implementing a new business strategy focused primarily on exiting a large portion of the wireless Flash memory market in order to reduce significantly our engineering expenses. We remain dedicated to, and focused on, the Embedded Flash memory market and intend to continue to selectively engage in portions of the wireless market where we believe we can do so advantageously. The embedded market is more mature than the wireless market and is expected to grow more slowly than some other sectors of the semiconductor industry. In addition, the embedded market historically has been, and we anticipate that it will continue to be, subject to selling price reductions. If we are unable to successfully address these challenges and execute this new business strategy, our business will be materially adversely affected.

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

Our business, worldwide operations and the operations of our distributors and suppliers could be subject to natural disasters and other business disruptions, which could harm our future net sales and financial condition and increase our costs and expenses.

Our worldwide operations and business could be subject to natural disasters and other business disruptions, such as a world health crisis, fire, earthquake, tsunami, volcano eruption, flood, hurricane, power loss, power shortage, telecommunications failure or similar events, which could harm our future net sales and financial condition and increase our costs and expenses. We distribute our products in Japan through our wholly owned subsidiary, Nihon Spansion Limited. During fiscal 2010, our net sales into Japan were $84.0 million or 7 percent of our total net sales.

During the first quarter of 2011, we lost sales and experienced delays in the provision of foundry services by third parties in Japan as a result of the earthquakes and related tsunami that occurred there in March 2011. Specifically, some first quarter product shipments were cancelled or rescheduled for shipment during the second quarter. We also incurred some minor damage to our production equipment. Although the impact to our operations and financial results during the first quarter of fiscal 2011 as a result of the events in Japan was not material, we believe that the earthquakes and tsunami, as well as the resultant intermittent power outages and the continued risk of radiation exposure from damaged nuclear power plants, could adversely affect the demand for, and supply and distribution of, our products in Japan going forward as businesses there continue to deal with the impact of these natural disasters. If this occurs, our net sales and financial condition will be adversely affected.

Our corporate headquarters are located near major earthquake fault lines in California. Many of our service providers’ facilities, including Texas Instruments’ manufacturing facilities, Fujitsu’s manufacturing facilities and Elpida’s manufacturing facilities that provide wafer fabrication and associated services to us, are located near major earthquake fault lines in Japan. Also, our assembly and test facility located in Thailand and our subcontractors’ assembly and test facilities in Asia may be affected by tsunamis. In the event of a major earthquake or tsunami, we and our suppliers could experience loss of life of employees, destruction of facilities or other business interruptions. If such business disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or demand for our products, or directly impact our marketing, manufacturing, financial, and logistics functions, our results of operations and financial condition could be materially adversely affected. For example, during the first quarter of 2011, we experienced some delays in the provision of services by third parties in Japan as a result of the earthquakes and related tsunami that occurred there in March 2011. We believe that the impact of these natural disasters remains uncertain and if we were to continue to experience a greater frequency or greater duration of delays in the provisions of these services, our business operations could be materially adversely affected.

Furthermore, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various essential materials, which are required to manufacture our products or to manufacture commercial memory die such as PSRAMs for incorporation into our multi-chip products (MCPs). If we are unable to procure an adequate supply of materials that are required for us to manufacture our products, or if the operations of our other suppliers of such materials are affected by an event that causes a significant business disruption, we may have to reduce our manufacturing operations. Such a reduction could have a material adverse effect on us.

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

We lost a significant amount of market share while in bankruptcy as certain customers were unwilling to work with a vendor in bankruptcy and others reduced their dependence on us by shifting part or all their business to other vendors. There can be no assurance as to whether we will be able, or how long it may take, to regain all of that lost market share or to retain such market share already recovered.

If we are unable to attract and retain qualified personnel at reasonable costs, we may not be able to achieve our business objectives.

We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our current business plans and lead us through the implementation of the Plan of Reorganization was approved by the U.S. Bankruptcy Court on April 16, 2010 in connection with our emergence from the Chapter 11 Cases. Competition for certain key positions and specialized technical and sales personnel in the high-technology industry remains strong. The Chapter 11 Cases, along with workforce reductions, created uncertainty that led to an increase in unwanted attrition and additional challenges in attracting and retaining new qualified personnel. We have lost many key employees with long tenures and broad knowledge about our technology and historical operations and we are at risk of losing or being unable to hire talent critical to a successful reorganization and ongoing operation of our business. If we are not able to attract, recruit or retain qualified employees (including as a result of headcount or salary reductions), we may not have the personnel necessary to successfully implement the Plan of Reorganization. If this occurs our business, results of operations and financial condition could be materially adversely impacted.

We may not satisfy the covenants, financial tests and ratios in our debt instruments, which if not met, would have a material adverse effect on us.

Our credit agreement, or Term Loan, our loan and security agreement, or Revolving Credit Facility, and the indenture governing our 7.875 % Senior Unsecured Notes due 2017 require us to comply with covenants, financial tests and ratios. We cannot assure you that we will be able to satisfy or comply with these covenants, financial tests and ratios, as our ability to do so may be affected by events beyond our control. If we fail to satisfy or comply with such covenants, financial tests and ratios, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers or amendments if required to avoid a default. A breach of any of the provisions, covenants, financial tests or ratios under our debt instruments could prevent us from borrowing under our Revolving Credit Facility and result in an event of default under the applicable agreement, which in turn could trigger cross-defaults under other debt instruments, any of which would materially adversely affect us.

Transfers or issuances of our equity, or a debt restructuring, may impair or reduce our ability to utilize our net operating loss carry-forwards and certain other tax attributes in the future.

Pursuant to U.S. federal and state tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (NOLs) carried forward from prior years. We have U.S federal NOL carry forwards of approximately $870.0 million as of December 26, 2010. Approximately $533.6 million of the federal NOL carry forwards are subject to an annual limitation of $27.2 million. These NOLs, if not utilized, expire from 2018 to 2030. In addition, our ability to utilize unlimited federal NOL carry forwards of approximately $336.4 million as of December 26, 2010 could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended.

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

The Flash memory market is characterized by intense competition. The basis of competition is cost, selling price, performance, quality, customer relationships and ability to provide value-added solutions. In particular, in the past our competitors have aggressively priced their products, which resulted in decreased selling prices for our products and adversely impacted our results of operations. Some of our competitors, including Samsung, Micron and Toshiba, are more diversified than we are and may be able to sustain lower operating margins in their Flash memory business based on the profitability of their other, non-Flash memory businesses. In addition, capital investments by competitors in the past have resulted in substantial industry manufacturing capacity and announced capital investments planned for the future may further contribute to a competitive pricing environment. Some of our competitors are able to manufacture NAND-based Flash memory products on 300-millimeter wafers at lower costs than us or may choose to utilize more advanced manufacturing process technologies than us. As a result, such competitors may be able to offer products competitive to ours at a lower cost or higher density. Moreover, our NAND-based Flash memory products based on our proprietary charge trapping technology may not have the price, performance, quality and other features necessary to compete successfully for these applications.

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

Our debt instruments may not be sufficient for our future working capital, investments and capital requirements. We also may not be able to access additional financing resources due to a variety of reasons, including the restrictive covenants in the Term Loan, the Revolving Credit Facility and the Senior Unsecured Notes indenture and the lack of available capital due to the tight nature of global credit markets. If our financing requirements are not met by the Term Loan and the Revolving Credit Facility and we are unable to access additional financing, our business, operations, financial condition and cash flows will be materially adversely affected.

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

We are a party to intellectual property litigation and may become party to other intellectual property claims or litigation that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1*+	Spansion Inc. 2010 Executive Compensation Plan.

10.2	Option Agreement for the Purchase and Sale of Real Property and Escrow Instructions entered into March 23, 2011 between Spansion LLC, a wholly owned subsidiary of Spansion Inc., and Trumark Companies LLC for the Purchase and Sale of Real Property and Escrow Instructions.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Agreement or Compensation Plan
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or any other liability provision of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
+	Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: May 6, 2011	By:	/s/ Randy W. Furr
Randy W. Furr
Executive Vice President and Chief Financial Officer