Form 10-Q
period 2011-06-26
Spansion Inc.
filed 2011-08-05
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on August 2, 2011:

Class	Number of Shares
Class A Common Stock, $0.001 par value Class B Common Stock, $0.001 par value	61,822,227 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

		Three Months Ended June 27, 2010			Six Months Ended June 27, 2010
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months ended June 26, 2011	Period from May 11, 2010 to June 27, 2010	Period from March 29, 2010 to May 10, 2010	Six Months ended June 26, 2011	Period from May 11, 2010 to June 27, 2010	Period from December 28, 2009 to May 10, 2010
Net sales	$298,768	$124,569	$101,786	$591,705	$124,569	$324,914
Net sales to related parties	—	4,801	24,496	—	4,801	78,705

Total net sales	298,768	129,370	126,282	591,705	129,370	403,619

Cost of sales	221,336	111,413	85,697	445,502	111,413	274,817
Research and development	30,567	13,420	12,115	60,397	13,420	35,068
Sales, general and administrative	10,779	18,259	20,497	50,460	18,259	68,105
Restructuring credits	—	—	(2,785)	—	—	(2,772)

Operating income (loss) before reorganization items	36,086	(13,722)	10,758	35,346	(13,722)	28,401

Other income (expense):
Interest and other income (expense), net	(288)	364	(3,190)	459	364	(2,904)
Interest expense	(8,779)	(4,877)	(11,237)	(17,837)	(4,877)	(30,573)

Income (loss) before reorganization items and income taxes	27,019	(18,235)	(3,669)	17,968	(18,235)	(5,076)

Reorganization items	—	—	364,876	—	—	370,340

Income (loss) before income taxes	27,019	(18,235)	361,207	17,968	(18,235)	365,264
Provision for (benefit from) income taxes	1,731	(21)	1,235	6,828	(21)	1,640

Net income (loss)	$25,288	$(18,214)	$359,972	$11,140	$(18,214)	$363,624

Net income (loss) per share
Basic	$0.41	$(0.31)	$2.22	$0.18	$(0.31)	$2.24

Diluted	$0.40	$(0.31)	$2.21	$0.17	$(0.31)	$2.24

Shares used in per share calculation
Basic	62,106	59,271	162,513	62,123	59,271	162,439

Diluted	63,617	59,271	162,518	64,024	59,271	162,610

See accompanying notes

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

(Unaudited)

	Successor
Assets	June 26, 2011	December26, 2010 (1)
Current assets:
Cash and cash equivalents	$292,311	$329,294
Short term investments	21,791	24,979
Accounts receivable, net	130,713	165,975
Inventories	175,140	168,937
Deferred income taxes	3,897	6,321
Prepaid expenses and other current assets	49,993	50,210

Total current assets	673,845	745,716

Property, plant and equipment, net	224,462	259,940
Intangible assets	187,095	197,733
Goodwill	161,974	153,338
Other assets	48,306	42,578

Total assets	$1,295,682	$1,399,305

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	95,872	119,288
Accrued compensation and benefits	33,535	39,978
Other accrued liabilities	52,276	109,444
Income taxes payable	1,930	1,107
Deferred income	26,020	22,238
Current portion of long-term debt and obligations under capital leases	2,771	13,689

Total current liabilities	212,404	305,744

Deferred income taxes	1,304	3,877
Long-term debt, less current portion	445,538	441,220
Other long-term liabilities	28,633	24,179

Total liabilities	687,879	775,020

Common stock, Class A ($0.001 per share, 150,000,000 shares authorized, 61,744,121 shares issued and outstanding)	62	62
Common stock, Class B ($0.001 per share, 1 share authorized, 1 share issued and outstanding)	—	—
Additional paid in capital	694,698	721,712
Retained deficit	(85,551)	(96,692)
Accumulated other comprehensive loss	(1,406)	(797)

Total stockholders’ equity	607,803	624,285

Total liabilities and stockholders’ equity	$1,295,682	$1,399,305

(1)	Derived from audited financial statements at December 26, 2010.

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

		Six Months Ended June 27, 2010
	Successor	Successor	Predecessor
	Six Months Ended June 26, 2011	Period from May 11, 2010 to June 27, 2010	Period from December 28, 2009 to May 10, 2010
Cash Flows from Operating Activities:
Net income (loss)	$11,140	$(18,214)	$363,624
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,015	26,146	43,788
Provision (benefit) for deferred income taxes	(757)	(3)	7,000
Net gain on sale and disposal of property, plant and equipment, net	(1,138)	(266)	(2,107)
Asset impairment charges	7,557	—	—
Compensation recognized under employee stock plans	9,596	1,945	7,052
Gain from approved settlement of rejected capital leases and various licenses	—	—	(22,517)
Gain on sale of Suzhou plant	—	(1,342)	(5,224)
Gain on discharge of pre-petition obligations	—	—	(434,046)
Impairment of investments	—	—	3,011
Write-off of financing costs for old debts	—	—	13,022
Amortization of inventory fresh-start markup	8,260	18,597	—
Changes in operating assets and liabilities	(101,172)	(28,293)	27,756

Net cash provided (used) by operating activities	26,501	(1,430)	1,359

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	4,693	4,278	9,620
Purchases of property, plant and equipment	(28,847)	(4,561)	(14,046)
Purchases of marketable securities	(21,791)	—	—
Proceeds from redemption of marketable securities	24,979	—	—
Proceeds from redemption of auction rate securities	—	16,750	62,425
Purchase of Kawasaki business	—	(13,125)	—
Cash proceeds from sale of Suzhou plant	—	—	18,687

Net cash provided (used) by investing activities	(20,966)	3,342	76,686

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	4,378	—	—
Proceeds from borrowings, net of issuance costs	—	—	438,082
Payments on debt and capital lease obligations	(6,006)	(2,715)	(691,176)
Proceeds from rights offering	—	—	104,875
Cash settlement on hedging activies	(528)	—	—
Purchase of bankruptcy claims	(40,987)	—	—

Net cash used by financing activities	(43,143)	(2,715)	(148,219)

Effect of exchange rate changes on cash and cash equivalents	625	219	—

Net decrease in cash and cash equivalents	(36,983)	(584)	(70,174)
Cash and cash equivalents at the beginning of period	329,294	254,729	324,903

Cash and cash equivalents at end of period	$292,311	$254,145	$254,729

See accompanying notes

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The Company prepared the interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the Predecessor period from December 28, 2009 through May 10, 2010 and for the Successor period from May 11, 2010 through December 26, 2010 (“Fiscal 2010”). References to the “Successor” in these condensed consolidated financial statements, notes and in the Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company and its consolidated subsidiaries after its emergence from Chapter 11 bankruptcy proceedings on May 10, 2010. References to the “Predecessor” refer to the Company and its consolidated subsidiaries up to May 10, 2010.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the Company’s opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal 2010 filed with the Securities and Exchange Commission on February 22, 2011.

Out of Period Adjustments

During the first quarter of 2011, the Company identified certain errors totaling $9.2 million related to uncertain income tax positions in certain foreign locations affecting the periods prior to May 10, 2010 (Predecessor periods). The Company assessed the errors and concluded that such errors were not material to those periods. Accordingly, the correction for the Predecessor periods were recorded as adjustments to increase Goodwill as of the Fresh Start date. Further, the Company identified a $2.8 million adjustment for uncertain tax positions related to the period from May 11, 2010 to December 26, 2010 (Successor periods). The Company also concluded that this adjustment was not material to the Successor periods and is not expected to be material to its projected results of operations for the year ending December 25, 2011; therefore, the adjustment was recorded as an increase to our income tax provision during the three months ended March 27, 2011. There were no such adjustments for the three months ended June 26, 2011.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Balance Sheet Components

	Successor
	June 26, 2011	December 26, 2010
	(in thousands)
Account receivable
Accounts receivable, gross	$130,990	$166,301
Allowance for doubtful accounts	(277)	(326)

Account receivable, net	$130,713	$165,975

Inventories
Raw materials	$14,854	$16,537
Work-in-process	138,399	128,753
Finished goods	21,887	23,647

Inventories	$175,140	$168,937

Property, plant and equipment
Land	$51,778	$51,778
Buildings and leasehold improvements	68,268	68,437
Equipment	285,724	242,240
Construction in progress	17,825	18,745

	423,595	381,200
Less: accumulated depreciation and amortization	(199,133)	(121,260)

Property, plant and equipment, net	$224,462	$259,940

Other accrued liabilities
Litigation reserve (1)	$1,750	$43,034
Others	50,526	66,410

Other accrued liabilities	$52,276	$109,444

(1)	The litigation reserve as of June 26, 2011 decreased by $41.3 million when compared to December 26, 2010 primarily due to the settlement of the Samsung cases. See Note 14 for more information relating to Spansion v. Samsung Patent Infringement Litigation settlement.

3. Equity Incentive Plan and Stock-Based Compensation

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense by financial statement caption resulting from the Company’s stock options and Restricted Stock Unit (RSU) awards for the three and six months ended June 26, 2011 and for the Predecessor period from December 28, 2009 through May 10, 2010 and the Successor period from May 11, 2010 through June 27, 2010, respectively.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Three Months Ended June 27, 2010			Six Months Ended June 27, 2010
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months Ended June 26, 2011	Period from May 11, 2010 (1) to June 27, 2010	Period from March 29, 2010 to May 10, 2010 (1)	Six Months Ended June 26, 2011	Period from May 11, 2010 (1) to June 27, 2010	Period from December 28, 2009 to May 10, 2010 (1)
			(in thousands)
Cost of sales	$831	$722	$73	$1,447	$722	$346
Research and development	1,160	398	172	1,974	398	683
Sales, general and administrative	3,057	825	55	6,175	825	566
Expense on cancellation of old equity incentive plans	—	—	5,457	—	—	5,457

Stock-based compensation expense before income taxes	5,048	1,945	5,757	9,596	1,945	7,052
Income tax benefit	—	—	—	—	—	—

Stock-based compensation expense after income taxes	$5,048	$1,945	$5,757	$9,596	$1,945	$7,052

(1)	May 10, 2010 is the date on which all Predecessor equity incentive plans were cancelled and the Successor’s 2010 Plan became effective.

Predecessor

No stock options were granted in the Predecessor period ended December 28, 2009 to May 10, 2010 under the Predecessor’s equity plans, all of which were cancelled upon emergence from the Chapter 11 cases.

Successor

The weighted average fair value of the Company’s stock options granted under the Successor’s 2010 Plan during the three months ended June 26, 2011 and the period from May 11, 2010 to June 27, 2010 was $8.24 and $5.04 per share, respectively. The weighted average fair value during the six months ended June 26, 2011 was $8.73 per share. The fair value of each stock option was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for grants:

	Three Months Ended June 26, 2011	Six Months Ended June 26, 2011	For the period from May 11, 2010 to June 27, 2010
Expected volatility	56.43%	56.08%	58.00%
Risk-free interest rate	1.12%	1.55%	1.88%
Expected term (in years)	4.35	4.35	4.30
Dividend yield	0%	0%	0.00%

As of June 26, 2011, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $55.0 million after reduction for estimated forfeitures. These stock options and RSU awards will generally vest ratably through 2015.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Shares available for Grant

The numbers of shares of common stock available for grant as of June 26, 2011 under the 2010 Plan are shown as follows:

Number of shares available for grant:
Shares reserved for grant under the 2010 Plan as of December 26, 2010	511,731
Additional shares issuable under 2010 Plan (annual increase for 2011)	4,321,911
Stock options granted through June 26, 2011, net of forfeitures	(2,009,750)
RSU awards granted through June 26, 2011, net of forfeitures	(933,183)
Key executive RSU awards granted through June 26, 2011, net of forfeitures	(212,448)

Shares available for grant under the 2010 Plan as of June 26, 2011	1,678,261

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information under the 2010 Plan for the six months ended June 26, 2011:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Options:
Outstanding as of December 26, 2010	3,027,943	$10.93	6.40	$27,875
Granted	2,308,610	$18.99
Forfeited	(298,860)	$14.16
Exercised	(420,493)	$10.51

Total option outstanding as of June 26, 2011	4,617,200	$14.79	6.44	$17,404

Total Exercisable as of June 26, 2011	622,471	$10.51	5.81	$5,011

The following table summarizes RSU award activity and related information for the six months ended June 26, 2011:

RSUs:	Number of Shares	Weighted-Average Grant-date Fair Value
Unvested as of December 26, 2010	1,841,559	$10.88
Granted	1,055,795	$19.60
Forfeited	(122,612)	$12.90
Vested	(379,401)	$19.89

Unvested as of June 26, 2011	2,395,341	$13.19

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes key executive RSU award activity and related information for the six months ended June 26, 2011:

Key executive RSUs:	Number of Shares	Weighted-Average Grant-date Fair Value
Unvested as of December 26, 2010	1,127,015	$10.88
Granted	331,000	$19.84
Forfeited	(118,552)	$20.11
Vested	(281,450)	$19.88

Unvested as of June 26, 2011	1,058,013	$10.25

Key executive RSUs have both a service and a performance vesting condition: 50 percent of a RSU award will vest based on continued service with the Company and 50 percent will vest only upon achievement of certain performance conditions.

4. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

		Three Months Ended June 27, 2010			Six Months Ended June 27, 2010
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months Ended June 26, 2011	Period from May 11, 2010 to June 27, 2010	Period from March 29, 2010 to May 10, 2010	Six Months ended June 26, 2011	Period from May 11, 2010 to June 27, 2010	Period from December 28, 2009 to May 10, 2010
	(in thousands except for per-share amounts)
Net income (loss)	$25,288	$(18,214)	$359,972	$11,140	$(18,214)	$363,624

Weighted average shares outstanding—basic	62,106	59,271	162,513	62,123	59,271	162,439
Effect of dilutive options and restricted stock units	1,511	—	5	1,901	—	171

Weighted-average shares—diluted	63,617	59,271	162,518	64,024	59,271	162,610

Net income (loss) per share—basic	$0.41	$(0.31)	$2.22	$0.18	$(0.31)	$2.24

Net income (loss) per share—diluted	$0.40	$(0.31)	$2.21	$0.17	$(0.31)	$2.24

Employee stock options and unvested RSUs granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and unvested RSUs which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

		Three Months Ended June 27, 2010			Six Months Ended June 27, 2010
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months Ended June 26, 2011	Period from May 11, 2010 to June 27, 2010	Period from March 29, 2010 to May 10, 2010	Six Months Ended June 26, 2011	Period from May 11, 2010 to June 27, 2010	Period from December 28, 2009 to May 10, 2010
			(in thousands)
Net income (loss)	$25,288	$(18,214)	$359,972	$11,140	$(18,214)	$363,624
Net change in cumulative translation adjustment	216	225	—	(608)	225	—

Total comprehensive income (loss)	$25,504	$(17,989)	$359,972	$10,532	$(17,989)	$363,624

For the Predecessor period from March 29, 2010 to May 10, 2010, the net income of $360.0 million was primarily attributable to the recognition of reorganization gain of $364.9 million as a result of discharge of prepetition obligations upon emergence from the Chapter 11 Cases, partially offset by certain operating expenses.

6. Related Party Transactions

Spansion Japan

The following table presents the significant related party transactions between the Company and Spansion Japan for the three and six months ended June 27, 2010:

	Three Months Ended June 27, 2010		Six Months Ended June 27, 2010
	Successor	Predecessor	Successor	Predecessor
	Period from May 11, 2010 to June 27, 2010	Period from March 29, 2010 to May 10, 2010	Period from May 11, 2010 to June 27, 2010	Period from December 28, 2009 to May 10, 2010
		(in thousands)
Sales to Spansion Japan	$4,801	$24,496	$4,801	$78,705
Wafer purchases from Spansion Japan	$4,357	$25,432	$4,357	$80,160
Payment to Spansion Japan for R&D services	$143	$655	$143	$2,686

Effective June 27, 2010, Spansion Japan’s Plan of Reorganization (POR) was confirmed by the Tokyo District Court. The POR provided for Spansion Japan to redeem shares held by its shareholders without consideration, cancel such shares and issue new shares to unsecured creditors. The redemption, cancellation and new issuance were completed effective September 28, 2010. As a result, Spansion Japan is no longer a related party to the Company.

Silver Lake Sumeru Fund, L.P.

SLS Spansion Holdings, LLC, and its affiliates are holders of greater than 10 percent of the Company’s voting securities as of June 26, 2011 and two affiliates of Silver Lake Sumeru Fund L.P. are members of the Company’s Board of Directors. On April 30, 2011, the Company entered into a purchase agreement with SL Capital Appreciation Fund, L.L.C., Silver Lake Sumeru Fund, L.P. and Silver Lake Credit Fund, L.P. (collectively, the “Sellers”) to purchase all rights with respect to certain claims against the Debtors under the Chapter 11 Cases held by the Sellers that will be settled with Spansion common shares. The aggregate purchase price paid by Spansion for all rights was approximately $29.0 million and was recognized in stockholder’s equity as a component of additional paid in capital.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The purchase agreement and the transactions thereunder were approved by the non-interested directors of the Company’s Board and also by an order of the Bankruptcy Court under the Chapter 11 Cases on May 31, 2011.

7. Restructuring Charges

For the Predecessor period from December 28, 2009 to May 10, 2010, as part of its ongoing strategic effort to reduce costs and conserve cash, the Company eliminated regular and contract positions globally, through consolidations, attrition, and a reduction in regular, contract and temporary workers in manufacturing, engineering, management and administrative support functions.

Restructuring charges for the three months ended March 28, 2010 was immaterial. For the period from March 29, 2010 through May 10, 2010, restructuring charges were as follows:

Predecessor
Period from
March 29, 2010
to
May 10, 2010
(in thousands)
Employee severance pay and benefits	$437
Professional fees	99
Relocation of property, plant and equipment	78
Utilities, deinstallation and tax expenses for Sub-micron Development Center (SDC) building	564
Others	166

Cash settled restructuring charges	1,344
Depreciation and write-off fixed assets	759
Gain recognized on sale of Suzhou plant	(1,548)
Gain from sale of fixed assets	(3,340)

Total restructuring charges (credits)	$(2,785)

There were no restructuring charges in any Successor period.

8. Intangible Assets and Goodwill

Intangible assets at June 26, 2011 and December 26, 2010 are as follows:

	Successor
	June 26, 2011	December 26, 2010
	(in thousands)
Developed technology	$81,474	$65,900
Customer relationships	93,613	93,348
Trade name	8,200	8,200

Total amortizable intangible assets	$183,287	$167,448
Less: Accumulated Depreciation	(23,618)	(12,715)

Intangible assets, net	$159,669	$154,733
IPR&D	27,426	43,000
Goodwill	161,974	153,338

Intangible assets and goodwill, net	$349,069	$351,071

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the first quarter of fiscal 2011, the Company identified and recorded to Goodwill certain out of period errors relating to the provision for income taxes for foreign operations in the Predecessor period prior to May 10, 2010 resulting in a increase to Goodwill. See Note 1 for more information. There were no such adjustments for the three months ended June 26, 2011.

In-Process Research and Development (IPR&D)

As of June 26, 2011, approximately $15.6 million of the total capitalized IPR&D of $43 million relating to GL NOR Flash memory projects had reached technological feasibility and was transferred to developed technology and amortization of approximately $0.6 million was recorded during the three months ended June 26, 2011 for these projects. The Company expects the remaining projects (relating to the development of process technologies to manufacture flash memory products associated with GL and FL product families) to attain technological feasibility and commence commercial production during fiscal 2011 and the first half of fiscal 2012.

9. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products. Changes in the Company’s liability for product warranty during the three and six months ended June 26, 2011 are as follows:

	Three Months Ended	Six Months Ended
	June 26, 2011
	(in thousands)
Balance at beginning of period	$1,285	$1,766
Provision for warranties issued	452	784
Settlements	(720)	(1,265)
Changes in liability for pre-existing warranties during the period	(404)	(672)

Balance at end of period	$613	$613

Changes in the Company’s liability for product warranty during the three and six months ended June 27, 2010 are as follows:

	Three Months Ended	Six Months Ended
	June 27, 2010
	(in thousands)
Balance at beginning of period (Predecessor)	$3,619	$3,841
Provision for warranties issued	761	1,694
Settlements	(727)	(852)
Changes in liability for pre-existing warranties during the period	(484)	(1,514)

Balance at May 10, 2010 (Predecessor)	$3,169	$3,169

Balance at beginning of period (Successor)	$3,169	$3,169
Provision for warranties issued	594	594
Settlements	(158)	(158)
Changes in liability for pre-existing warranties during the period	(187)	(187)

Balance at June 27, 2010 (Successor)	$3,418	$3,418

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Debt and Capital Lease Obligations

The following table summarizes the Company’s debt and capital lease obligations at June 26, 2011 and December 26, 2010:

	June 26, 2011	December 26, 2010
	(in thousands)
Debt obligations:
Senior Unsecured Notes	$200,000	$200,000
Senior Secured Term Loan	247,424	251,750
Obligations under capital leases	885	3,159

Total debt and capital lease obligations	$448,309	$454,909
Less: current portion	2,771	13,689

Long-term debt and capital lease obligations	$445,538	$441,220

Senior Secured Term Loan (the Term Loan)

On May 12, 2011, Spansion LLC amended its Term Loan to reduce the applicable margin on base rate loans from 3.75 percent per annum to 2.50 percent per annum and on Eurodollar rate loans from 4.75 percent per annum to 3.50 percent per annum, and reduce the LIBOR floor on Eurodollar rate loans from 1.75 percent to 1.25 percent, effective as of May 16, 2011. The Company incurred a $2.5 million prepayment penalty associated with the amendment of the Term Loan which was capitalized as a discount to the Term Loan in accordance with the guidance under ASC Topic No. 470, Debt.

At any time prior to May 12, 2012, if the Company makes any prepayment of the Term Loan in connection with certain repricing transactions or effects any amendment of the Term Loan resulting in certain repricing transactions, a prepayment premium of one percent of the amount of the Term Loan being prepaid will be due from the Company.

The amendment also provides for increased allowable limits for capitalized leases, loans to employees, threshold for requiring control agreements on deposit accounts, investments, dispositions, general restricted payments and acquisition of certain bankruptcy claims. Additionally, the amendment permits the sale of the Company’s headquarters building and consignment of equipment and inventory in connection with the provision of services or products.

As of June 26, 2011, the Company was in compliance with all the Term Loan’s covenants, including the minimum Consolidated Interest Coverage Ratio test, Consolidated Leverage Ratio and Capital Expenditures. The following shows the required ratios under these financial covenants and the current ratios as of June 26, 2011:

Financial Covenant	Required Ratio under Term Loan	Actual Ratios as of June 26, 2011

Consolidated Interest Coverage Ratio	Greater than 3.5 to 1.0	8.0 to 1.0

Consolidated Leverage Ratio	Less than 3.0 to 1.0	1.6 to 1.0

Capital Expenditures	Less than $150 million during each fiscal year (1)	$45.3 million

(1)	Subject to certain provisions enabling a carry-over of unused amounts to the following fiscal year.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revolving Credit Facility

On May 12, 2011, the Company also amended the Revolving Credit Facility in a fashion similar to those changes made to the Term Loan. Availability on the Revolving Credit Facility was $16.6 million as of June 26, 2011 with no amounts drawn down. The Company was in compliance with all of the Revolving Credit Facility’s covenants as of June 26, 2011.

11. Income Taxes

The following table presents the provision for (benefit from) income taxes of the Company:

		Three months ended June 27, 2010			Six months ended June 27, 2010
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
		Period from	Period from		Period from	Period from
	Three Months	May 11, 2010	March 29, 2010	Six Months	May 11, 2010	December 28, 2009
	ended	to	to	ended	to	to
	June 26, 2011	June 27, 2010	May 10, 2010	June 26, 2011	June 27, 2010	May 10, 2010
(in thousands)
(Benefit from) provision for income taxes	$1,731	$(21)	$1,235	$6,828	$(21)	$1,640

The Company recorded an income tax expense of $1.7 million for the three months ended June 26, 2011 as compared to immaterial income tax benefits from May11, 2010 to June 27, 2010 and $1.2 million income tax expenses from March 29, 2010 to May 10, 2010. The income tax expense recorded for the three months ended June 26, 2011 related to tax provisions in profitable foreign locations. The income tax expense recorded from March 29, 2010 to May 10, 2010 related to tax provisions in profitable foreign locations.

The Company recorded income tax expense of $6.8 million for the six months ended June 26, 2011 including correction for uncertain tax positions of its foreign locations for the Successor period from May 11, 2010 to December 26, 2010 of $2.8 million, as compared to immaterial tax benefits from May 11, 2010 to June 27, 2010 and income tax expense of $1.6 million from December 28, 2009 to May 10, 2010. The income tax expense recorded for the six months ended June 26, 2011 excluding the correction, related to tax provisions in profitable foreign locations. The income tax expense recorded from December 28, 2009 to May 10, 2010 related to tax provisions in profitable foreign locations.

As of June 26, 2011, all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on the Company’s assessment that the deferred tax assets will not be realizable in the foreseeable future.

As of December 26, 2010, the Company had U.S. federal and state net operating loss carry forwards of approximately $870.0 million and $214.9 million, respectively. Approximately $533.6 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. The federal and state net operating losses, if not utilized, expire from 2018 to 2030.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Fair Value Measurements

As of June 26, 2011 and December 26, 2010, the fair value measurements of the Company’s financial assets and liabilities consisted of those categorized in the table below based upon the fair value hierarchy:

	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
	June 26, 2011					December 26, 2010
	(in thousands)
Treasury Bills	$—	$—	$—	$—		$129,955	$—	$—	$129,955
Certificates of Deposits	$—	26,109	$—	$26,109		$—	$—	$—	$—

Total financial assets	$—	$26,109	$—	$26,109	*	$129,955	$—	$—	$129,955	*

Interest rate swaps	—	1,799	—	1,799		—	1,180	—	1,180

Total financial liabilities	$—	$1,799	$—	$1,799		$—	$1,180	$—	$1,180

*	Total short-term investments and cash equivalents excludes cash of $288.0 million and $224.3 million as of June 26, 2011 and December 26, 2010 held in operating accounts, respectively.

As of June 26, 2011, the Company was holding approximately $26.1 million of certificates of deposits, issued by banks in the United States and insured by the Federal Deposit Insurance Corporation (FDIC), as held- to- maturity securities which is reported at amortized cost. The fair value of certificates of deposits is based on either quoted prices in active markets for identical assets and liabilities, or if such prices are not available, quoted prices from similar assets or inputs other than quoted prices that are observable either directly or indirectly. These certificates of deposits are included in Level 2 and in determining the fair value of our interest rate swap, the Company uses the present value of expected cash flows based on market observable interest rate yield curves and interest rate volatility commensurate with the term of each instrument. Since the Company only uses observable inputs in the swap, it is considered a Level 2 valuation.

As of December 26, 2010, the fair value of the treasury bills were based on quoted prices in active markets for identical terms and included in Level 1.

13. Derivative Financial Instruments

Interest Rate Risk

The Company is currently exposed to the variability of future quarterly interest payments on its Term Loan due to changes in the LIBOR interest rate above the floor rate of 1.25 percent. To mitigate this interest rate risk and also to comply with the requirement of hedging then required in the initial Term Loan agreement, the Company entered into a series of interest rate swaps to manage the interest rate risk associated with its borrowings in the third quarter of 2010. This hedging requirement was removed when the Term Loan was amended in November 2010. However, the interest rate swaps remained in place as of June 26, 2011.

The Company has approximately $249.8 million outstanding under the Term Loan as of June 26, 2011. Under the swap agreements, with an aggregate notional amount of $250 million and expiration date of May 17, 2013, the Company pays the independent swap counterparty a fixed rate of 2.42 percent and, in exchange, the swap counterparty pays the Company an interest rate equal to the floor rate of 2 percent or three-month LIBOR, whichever is higher.

As of November 9, 2010, due to amendment of the Term Loan, the critical terms of the swaps and the Term Loan were no longer matched. Accordingly, the swaps no longer qualified as a cash flow hedge under ASC Topic 815, Derivatives and Hedging. As a result, the mark-to-market of the swaps has been reported as a component of interest expense since the fourth quarter of fiscal 2010. The Company has recorded a loss of approximately $0.7 million, $1.1 million, and $1.4 million in interest expenses related to the swaps for the three and six months ended June 26, 2011 and for the Successor period from May 11, 2010 to December 26, 2010, respectively. There was no interest rate swap in the Predecessor.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The location and fair value amounts of the Company’s derivative instruments reported in its condensed consolidated balance sheet as of June 26, 2011 and December 26, 2010 were as follows:

	Balance Sheet Location	June 26, 2011	December 26, 2010
		(in thousands)
Interest Rate Swaps	Other Current Liabilities and Other Liabilities	$1,799	$1,180

14. Commitments, Contingencies and Legal Matters

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for inventory and some nonproduction items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of June 26, 2011, the total purchase commitments were $195.5 million, which are due through 2015.

Guarantees

Product Warranties

The Company generally offers a one-year limited warranty for its Flash memory products. See Note 9 for more information relating to changes in the Company’s liability for product warranty.

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

Uncertain Tax Positions

As of June 26, 2011, the liability for uncertain tax positions was $18.7 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Legal Matters

For a complete description of the procedural history of each of the legal proceedings referred to below, see our Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

LSI, Agere v. Spansion Inc., et al

On May 19, 2011, plaintiffs LSI Corporation and Agere Systems, Inc. filed a motion to lift the stay and dismiss the action. On June 16, 2011, the U.S. District Court for the Eastern District of Texas dismissed the action.

Spansion v. Samsung Patent Infringement Litigation

Spansion was a several patent-related proceedings involving Samsung Electronics Co., Ltd. On June 15, 2011, Spansion and Samsung entered into a binding Memorandum of Understanding (“MOU”) that settles all outstanding patent matters between them as well as granting each other seven-year limited patent cross-licenses. Samsung will pay to Spansion $150 million dollars over a five-year period. The payments will consist of an initial installment of $25 million, which is due August 15, 2011, and 20 quarterly installments of $6.25 million beginning in the fourth quarter of 2011. In addition, Spansion and Samsung will stipulate to a $45 million bankruptcy claim for Samsung, which Spansion agreed to purchase for $30 million that was subsequently approved by the Bankruptcy Court. Updates to the settled patent-related proceedings are as follows:

Samsung ITC Investigation (337-TA-685)

On July 7, 2011, an order terminating the investigation on the basis of a settlement agreement was entered by Secretary James R. Holbein.

Spansion v. Samsung District Court Action (D. Del.)

On June 17, 2011, the parties filed a joint motion to dismiss all claims and counterclaims with prejudice as settled. The motion was granted on June 22, 2011.

Samsung v. Spansion International, Inc.

On July 13, 2011, the Federal Patent Court of Germany confirmed Spansion’s withdrawal of the nullity action.

Spansion ITC Investigation (337-TA-735)

On June 20, 2011 the ALJ entered an initial determination terminating the investigation on the basis of a settlement agreement. On July 12, 2011, the Commission determined not to review that initial determination.

Spansion LLC v. Samsung Electronics Co., Ltd., et al (N.D. Cal.)

On June 20, 2011, an order dismissing all claims and counterclaims with prejudice as settled was entered by the Court.

Spansion LLC v. Samsung Electronics Co., Ltd, et al (E.D. Va.)

On June 17, 2011, an order dismissing all claims and counterclaims with prejudice as settled was entered by the Court.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Spansion LLC v. Samsung Electronics Co., Ltd, et al (W.D. Wi.) (Civil Action No. 3:10-cv-453)

On June 16, 2011, the parties filed a joint motion to dismiss all claims and counterclaims with prejudice as settled. The motion was granted on June 17, 2011.

Spansion v. Samsung Electronics Co., Ltd, et al (W.D. Wi.) (Civil Action No. 3:10-cv-685)

On June 16, 2011, the parties filed a joint motion to dismiss all claims and counterclaims with prejudice as settled. The motion was granted on June 17, 2011.

15. Subsequent Events

On July 18, 2011, Spansion and Samsung entered into a Patent License and Settlement Agreement as contemplated by the MOU. The Agreement replaces the MOU, discussed in Note 14 above, and contains substantially identical terms and conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements relate to future events of our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties associated with emergence from the Chapter 11 Cases; claims not discharged in the Chapter 11 Cases and their effect on our results of operations and profitability; substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives; and the effect of the earthquakes and tsunami that occurred in Japan and the continued risk of radiation exposure from damaged nuclear power plants. Other risks and uncertainties relating to our business include our ability to: successfully transform our business and implement our new business strategy focused primarily on the embedded Flash memory market; maintain or increase our average selling price and lower our average costs; accurately forecast customer demand for our products; attract new customers; obtain additional financing in the future; maintain our distribution relationships and channels in the future; successfully enter new markets and manage our international expansion; successfully compete with existing and new competitors, or with new memory or other technologies; successfully develop new applications and markets for our products; maintain manufacturing efficiency; obtain adequate supplies of satisfactory materials essential to manufacture our products; successfully develop and transition to the latest technologies; negotiate patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; protect our intellectual property and defend against infringement or other intellectual property claims; maintain our business operations and demand for our products in the event of natural or man-made catastrophic events; and effectively manage, operate and compete in the current sustained economic downturn. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstances that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist investors in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview: Discussion of our business and other highlights that provide context for the remainder of this MD&A.

•	Critical Accounting Policies: Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations: Analysis of our financial results comparing the three and six months ended June 26, 2011 and June 27, 2010.

•	Liquidity and Capital Resources: Analysis of changes in our cash flows and discussion of our financial condition and potential sources of liquidity.

Overview

We are a leading designer, developer and manufacturer of Flash memory solutions and license our technology to third parties. We primarily focus on serving the Embedded Flash memory market to customers worldwide. Our Flash memory products primarily store data and software code for microprocessors, microcontrollers and other programmable semiconductors which run applications in a broad range of electronics systems. These electronic systems include computing and communications, automotive and industrial, consumer and gaming, wireless and machine-to-machine, or M2M devices. In addition to Flash memory products, we assist our customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

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

Our net sales for the second quarter of fiscal 2011 increased, compared to the second quarter of fiscal 2010, due to the reduced impact of our fresh start accounting adjustments which began in the second quarter of fiscal 2010 and an increase in unit demand in our embedded Flash memory business in second quarter 2011. Our gross margin also increased due to the reduced impact of our fresh start accounting adjustments and lower expenses from improved factory utilization offset by declining ASPs in the wireless market.

During the first quarter of 2011, we identified certain errors totaling $9.2 million related to uncertain income tax positions in certain foreign locations affecting the periods prior to May 10, 2010 (Predecessor periods). We assessed the errors and concluded that such errors were not material to those periods. Accordingly, the correction for the Predecessor periods were recorded as adjustments to increase Goodwill as of the Fresh Start date. Further, we identified a $2.8 million adjustment for uncertain tax positions related to the period from May 11, 2010 to December 26, 2010 (Successor periods). We also concluded that this adjustment was not material to the Successor periods and is not expected to be material to its projected results of operations for the year ending December 25, 2011; therefore, the adjustment was recorded as an increase to our income tax provision during the three months ended March 27, 2011. There were no such adjustments for the three months ended June 26, 2011.

Critical Accounting Policies

There have been no significant changes in our critical accounting estimates or significant accounting policies during the three and six months ended June 26, 2011 as compared to the discussion in Part II, Item 7 and in Note 1 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2010.

Combined Quarterly Financial Results of the Predecessor and Successor

In connection with our emergence from Chapter 11 Cases and the adoption of fresh start accounting, the results of operations for 2010 separately present the Successor period and the Predecessor period. Although distinct reporting periods, the effects of emergence and fresh start accounting did not have a material impact on the comparability of our results of operations between these periods, except as discussed below. For purposes of this MD&A, we combined the results of operations for (1) the Predecessor period from March 29, 2010 to May 10, 2010 with the Successor period from May 11, 2010 to June 27, 2010 and (2) the Predecessor period from December 28, 2009 to May 10, 2010 with the Successor period from May 11, 2010 to June 27, 2010. We then compare the combined results of operations for the three and six months ended June 27, 2010 with the three and six months ended June 26, 2011.

We believe the combined results of operations for the three and six months ended June 27, 2010 provide management and investors with a more meaningful perspective on our results of operations for the three and six months ended June 26, 2011 and our ongoing financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner.

Results of Operations

Comparison of Net Sales, Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Income Tax Provision

	Three Months Ended			Six Months Ended
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months ended June 26, 2011	Period from May 11, 2010 to June 27, 2010	Period from March 29, 2010 to May 10, 2010	Six Months ended June 26, 2011	Period from May 11, 2010 to June 27, 2010	Period from December 28, 2009 to May 10, 2010
Total net sales	298,768	129,370	126,282	591,705	129,370	403,619
Cost of sales	221,336	111,413	85,697	445,502	111,413	274,817
Gross margin	26%	14%	32%	25%	14%	32%
Research and development	30,567	13,420	12,115	60,397	13,420	35,068
Sales, general and administrative	10,779	18,259	20,497	50,460	18,259	68,105
Restructuring credits	—	—	(2,785)	—	—	(2,772)
Operating income (loss)	36,086	(13,722)	10,758	35,346	(13,722)	28,401
Interest and other income (expense), net	(288)	364	(3,190)	459	364	(2,904)
Interest expense	(8,779)	(4,877)	(11,237)	(17,837)	(4,877)	(30,573)
Reorganization items	—	—	364,876		—	370,340
Provision for (benefit from) income taxes	1,731	(21)	1,235	6,828	(21)	1,640

Total Net Sales

Total net sales for the three months ended June 26, 2011 increased by $43.1 million compared to total net sales for the three months ended June 27, 2010. The overall revenue increase for the quarter consisted of (i) $36.6 million higher deferred revenue loss in the three months ended June 27, 2010 due to our adoption of fresh start accounting on the emergence date compared to the three months ended June 26, 2011 and (ii) $24.3 million increase in revenues predominantly driven by increased unit shipments of embedded products offset by a decline in average selling price (ASP) in the wireless market of $20.5 million.

Total net sales for the six months ended June 26, 2011 increased by $58.7 million compared to total net sales for the six months ended June 27, 2010. The increase was primarily due to (i) $35.2 million higher deferred revenue loss in the six months ended June 27, 2010 due to our adoption of fresh start accounting on the emergence date compared to the six months ended June 26, 2011 and (ii) $54.5 million increase in revenues predominantly driven by increased unit shipments of embedded products offset by a decline in ASPs in the wireless market of $33.8 million.

Gross Margin

Our gross margin increased by 32 percent or $18.9 million for the three months ended June 26, 2011 compared to the three months ended June 27, 2010. The increase in gross margin was primarily due to: (i) a reduced impact of fresh start accounting related adjustments of $21.3 million (mainly due to greater amounts of lost deferred revenue upon emergence from bankruptcy during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2011) and (ii) lower expenses resulting from operating efficiencies in factory utilization of $11.2 million. The gross margin increase was partially offset by $16.1 million decline in ASPs in the wireless market.

Although our gross margin remained flat for the six months ended June 26, 2011, compared to the six months ended June 27, 2010, it consisted of the following: (i) approximately $30.5 million increase due to improved factory utilization and efficiency from restructuring and consolidation of back-end manufacturing operations and (ii) a reduced impact of fresh start accounting related adjustments (mainly due to greater amounts of lost deferred revenue upon emergence from bankruptcy during the six months ended June 27, 2010 compared to the six months ended June 26, 2011) of $20.1 million. These increases were offset by a decrease of (i) $34.9 million higher depreciation and amortization charges relating to fresh start accounting in the six months ended June 26, 2011 compared to the six months ended June 27, 2010 and (ii) $17.4 million decline in ASPs in the wireless market net of better pricing in the embedded market.

Research and Development

Research and development (R&D) expenses for the three months ended June 26, 2011 increased by $5.0 million compared to the corresponding period in fiscal 2010. The increase was primarily due to (i) net impairment charges of $3.8 million relating to R&D tools and equipment that had been held for sale after closing a design facility in Sunnyvale and (ii) increase in labor costs of $1.0 million due to increased headcount and employee compensation and benefits.

R&D expenses for the six months ended June 26, 2011 increased by $11.9 million compared to the corresponding period in fiscal 2010. The increase in R&D expenses was attributable to approximately (i) $5.7 million of net impairment charges relating to R&D tools and equipment held for sale after closing a design facility in Sunnyvale (ii) an increase of amortization expense of $2.0 million due to revaluation of license contracts upon emergence (iii) an increase in labor costs of $3.7 million due to headcount and employee compensation and benefits, and (iv) an increase in material costs of $1.1 million associated with new product development. These increases were offset by reduced expense of $0.6 million in the six months ended June 26, 2011 due to closure of R&D operations in certain foreign final manufacturing locations.

Sales, General and Administrative

Sales, general and administrative (SG&A) expenses for the three months ended June 26, 2011 decreased by $28.0 million compared to the corresponding period in fiscal 2010. The decrease was primarily due to (i) $31.3 million relating to the Samsung patent litigation settlement (refer to Note 14 of the Condensed Consolidated Financial Statements) which resulted in a reduction of our legal expense reserves and (ii) a reduction of $2.0 million in information technology expenses primarily due to data center migration resulting in lower costs. The decrease in SG&A expenses is partially offset by (i) higher labor cost due to increase in headcount and employee compensation and benefits of approximately $3.9 million, and (ii) an increase in operating expenses of $1.5 million for our Japanese subsidiary, Nihon Spansion Limited, having operated for the full quarter during the second quarter of fiscal 2011 as compared to only two months in the corresponding quarter of fiscal 2010. Nihon Spansion Limited commenced operations in May 2010.

SG&A expenses for the six months ended June 26, 2011 decreased by $35.9 million compared to the corresponding period in fiscal 2010. The decrease in SG&A expenses was primarily due to (i) a reduction of $40.2 million in our legal expense reserves principally resulting from the Samsung patent litigation settlement (refer to Note 14 of the Condensed Consolidated Financial Statements) (ii) a reduction of approximately $3.3 million in information technology expenses primarily due to data center migration resulting in lower costs and (iii) a reduction of $1.5 million in provision for doubtful accounts. These decreases were partially offset by approximately (i) $5.4 million of higher labor costs due to increase in headcount and employee compensation and benefits costs, and (ii) an increase in operating expenses of $3.9 million for Nihon Spansion Limited having operated the full six months during the 2011 period as compared to only two months in the corresponding period in fiscal 2010.

Restructuring Credits

There were no restructuring charges (credits) in the Successor.

Restructuring credits (net) for the three months and six months ended June 27, 2010 consisted of approximately $2.8 million which included (i) a $3.3 million gain on the sale of the fixed assets after closing a design facility in Sunnyvale (ii) a $1.5 million gain from the sale of the Suzhou plant (iii) a $1.3 million charge relating to employee severance pay and benefits, professional fees, and relocation of property, plant and equipment, and (iv) a $0.8 million charge relating to depreciation and write-off of fixed assets.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by approximately $2.5 million for the three months ended June 26, 2011 compared to the corresponding period of fiscal 2010. The decrease was mainly due to $3.0 million in impairment charges on certain equity investments in privately held companies during the second quarter of fiscal 2010. There were no such charges during the second quarter of 2011. In the second quarter of fiscal 2011, we also incurred fees of approximately $0.8 million relating to the amendment to our Term Loan.

Interest and other income (expense), net decreased by approximately $3.0 million for the six months ended June 26, 2011 compared to the corresponding period of fiscal 2010. The decrease was mainly due to (i) $3.0 million in impairment charges on certain equity investments in privately held companies during the second quarter of fiscal 2010 and (ii) $0.8 million of fees relating to the amendment of the Term Loan. This was partially offset by realized and unrealized net gain of $0.5 million on foreign currency transactions for the second quarter of fiscal 2011.

Interest Expense

Interest expense decreased by approximately $7.3 million for the three months ended June 26, 2011, compared to the corresponding period in fiscal 2010 primarily due to (i) higher financing costs of $3.0 million relating to the Term Loan in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2011 (ii) a decrease of $3.1 million due to the retirement of the Predecessor’s Senior Secured Floating Rate Notes (the FRNs) upon emergence, and (iii) lower interest expense of $0.7 million due to renegotiation of license and software contracts.

Interest expense decreased by approximately $17.6 million for the six months ended June 26, 2011, compared to the corresponding period in fiscal 2010 primarily due to (i) higher financing costs of $10.6 million relating to the Term Loan in the six months ended June 27, 2010 compared to the six months ended June 26, 2011, and (ii) a decrease of $6.8 million due to the retirement of the Predecessor’s FRNs upon emergence.

Reorganization Items

There were no reorganization items in the Successor.

Reorganization items of approximately $364.9 million for the three months ended June 27, 2010 consist of a $434.0 million gain from discharge of pre-petition obligations, partially offset by (i) $42.4 million of professional fees related to the Chapter 11 Cases (ii) $12.7 million of debt financing cost (iii) $10.8 million in expenses related to accrued claims and cancellation of the Predecessor’s equity incentive plans and (iv) $7.0 million of withholding tax liability in a foreign subsidiary.

Reorganization items of approximately $370.3 million for the six months ended June 27, 2010 consist of a $434.0 million gain from discharge of pre-petition obligations and a $22.5 million gain from approved settlement of rejected capital leases and various license agreements. The overall gain was partially offset by (i) $59.5 million in professional fees related to the Chapter 11 Cases (ii) $12.7 million of debt financing cost (iii) $10.8 million in expenses related to accrued claims and cancellation of the Predecessor’s equity incentive plans and (iv) $7.0 million of withholding tax liability in a foreign subsidiary.

Income Tax Provision

We recorded an income tax expense of $1.7 million for the three months ended June 26, 2011 as compared to $1.2 million income tax expense for the three months ended June 27, 2010. The income tax expense recorded for the three months ended June 26, 2011 and June 27, 2010 related to tax provisions in profitable foreign locations. We recorded income tax expense of $6.8 million for the six months ended June 26, 2011 including correction for uncertain tax positions of our foreign locations of $2.8 million, as compared to income tax expense of $1.6 million for the six months ended June 27, 2010. The income tax expense recorded for the six months ended June 26, 2011, excluding the correction noted previously, related to tax provisions in profitable foreign locations.

Due to our emergence from bankruptcy, in the six months ended June 27, 2010, we also recorded an increase of $12.0 million in deferred tax liabilities consisting of previously unrecognized tax benefits of $10.0 million and interest and penalties of $2.0 million in connection with certain intercompany arrangements.

As of June 26, 2011, all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on our assessment that that the deferred tax assets will not be realizable in the foreseeable future.

Other Items

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of June 26, 2011 and December 26, 2010 are as follows:

	Successor
	June 26, 2011	December 26, 2010
	(in thousands)
Deferred revenue	$59,410	$61,855
Less: deferred costs of sales	(33,728)	(40,562)

Deferred income on shipments (1)	$25,682	$21,293

(1)

The deferred income of $26.0 million and $22.2 million on the consolidated balance sheet as of June 26, 2011 and December 26, 2010, respectively, included $0.3 million and $0.9 million of deferred revenue related to licensing revenue that was excluded in the table above.

Contractual Obligations

The following table summarizes our contractual obligations at June 26, 2011. The table is supplemented by the discussion following the table.

	Total	2011	2012	2013	2014	2015	2016 and Beyond
				(in thousands)
Senior Secured Term Loan	249,814	632	3,230	2,530	2,530	240,892	—
Senior Notes	200,000	—	—	—	—	—	200,000
Capital lease obligations	885	885	—	—	—	—	—
Interest expense on Debt	147,192	11,444	28,805	28,074	27,427	19,942	31,500
Interest expense on Capital Leases	11	11	—	—	—	—	—
Other long term liabilities (1)	6,967	1,626	4,285	428	374	210	44
Operating leases	5,947	2,743	1,585	715	405	376	123
Unconditional purchase commitments (2)	195,521	76,223	64,455	20,803	13,898	20,142	—

Total contractual obligations (3)	806,337	93,564	102,360	52,550	44,634	281,562	231,667

(1)	The other long-term liabilities comprise payment commitments under long-term software license agreements with vendors and asset retirement obligations.
(2)	Unconditional purchase commitments (UPC) include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are related principally to inventory and other items. UPCs exclude agreements that are cancelable without penalty.
(3)	As of June 26, 2011, the liability for uncertain tax positions was $18.7 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Liquidity and Capital Resources

Cash Requirements

As of June 26, 2011, our cash, cash equivalents and short-term investments totaled $314.1 million. As of June 26, 2011, the availability under our Revolving Credit facility was $16.6 million after deducting the standby letters of credit of $1.4 million issued to certain vendors, of which we had borrowed no amount.

Our future uses of cash are expected to be primarily for working capital, debt servicing, capital expenditures, purchase of our bankruptcy claims and other contractual obligations. We also expect the remaining Plan of Reorganization disbursements and expenses incurred for outstanding claims resolution will continue using cash from operations for at least the entire fiscal 2011 or until all outstanding claims are resolved. We believe our anticipated cash flows from operations, current cash balances, and our Revolving Credit Facility will be sufficient to make remaining Plan of Reorganization disbursements and expenses incurred for outstanding claims resolution, to fund working capital requirements and operations, for debt servicing, and to meet our cash needs for at least the next twelve months.

Sources and Uses of Cash and Cash Equivalents

Our cash and cash equivalents consisted of demand deposits, certificates of deposits insured by the Federal Deposit Insurance Corporation (FDIC), and money market fund with a total amount of $292.3 million as of June 26, 2011.

Operating Activities

Net cash provided by operations was $26.5 million during the six months ended June 26, 2011, primarily due to net income of $11.1 million and net non-cash items of $116.5 million, which were offset by net decrease in operating assets and liabilities of $101.2 million. The net decrease in operating assets and liabilities was primarily due to the decrease of $103.1 million in accounts payable, accrued liabilities, accrued compensation and benefits and other liabilities. Net non-cash items primarily consisted of $93.0 million of depreciation and amortization, $9.6 million of stock compensation costs, $8.3 million of amortization of inventory markup relating to fresh start accounting, and $7.6 million of asset impairment charges, partially offset by $1.1 million gain from sale of property, plant and equipment.

Net cash used by operations was $71,000 during the six months ended June 27, 2010, primarily due to net income of $345.4 million, which was offset by net non-cash items of $344.9 million. Net non-cash items primarily consisted of $434.0 million gain on discharge of pre-petition obligations and $22.5 million gain from approved settlement of rejected capital leases and various licenses, partially offset by (i) $69.9 million of depreciation and amortization, (ii) $18.6 million of amortization for inventory fresh-start markup starting emergence in the Successor, (iii) a $13.0 million write-off of financing costs relating to certain debts in the Predecessor, and (iv) $9.0 million of stock compensation costs.

Investing Activities

Net cash used by investing activities was $21.0 million during the six months ended June 26, 2011, primarily due to (i) $28.8 million of capital expenditures used to purchase of property, plant and equipment and (ii) $21.8 million used to purchase marketable securities, which were offset by $4.7 million from the sale of property, plant and equipment and $25.0 million in proceeds from the redemption of marketable securities.

Net cash provided by investing activities was $80.0 million for the six months ended June 27, 2010, primarily due to (i) $79.2 million of proceeds from the sale of ARS, (ii) $18.7 million of proceeds from sale of the Suzhou plant and (iii) $13.9 million from the sale of property, plant and equipment, offset by (i) a $13.1 million decrease in cash due to the purchase of the distribution business from our former subsidiary, Spansion Japan Limited and (ii) $18.6 million of capital expenditures used to purchase property, plant and equipment.

Financing Activities

Net cash used by financing activities was $43.1 million during the six months ended June 26, 2011 primarily due to (i) $41.0 million for the purchase of bankruptcy claims and (ii) $6.0 million of payments on debt and capital lease obligations, offset by $4.4 million of proceeds from issuance of common stock upon the exercise of stock options.

Net cash used by financing activities was $150.9 million during the six months ended June 27, 2010 primarily due to payments of (i) $693.9 million payments on debt and capital lease obligations, partially offset by net issuance costs of $438.1 million related to the Term Loan and $104.9 million of net proceeds from the issuance and sale of shares of common stock in the Rights Offering.

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

We do not have any other significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K, as of June 26, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. At June 26, 2011, we had approximately $259.2 million held in demand deposit accounts, approximately $28.8 million held in overnight money market funds and approximately $26.1 million invested in certificates of deposits insured by the Federal Deposit Insurance Corporation (FDIC) of which $4.1 million are with maturity terms of 31 to 90 days, $7.2 million are with a maturity term of 91 to 180 days, and remaining $14.2 million are with a maturity term of 181 to 365 days at the time of purchase. Accordingly, our interest income fluctuates with short-term market conditions. Our cash and short-term investment position is highly liquid and our exposure to interest rate risk is minimal.

As of June 26, 2011, approximately 45 percent of the aggregate principal amounts outstanding under our third party debt obligations were fixed rate, and approximately 55 percent of our total debt obligations were variable rate comprised of the Term Loan with an outstanding balance of approximately $249.8 million as of June 26, 2011. The Term Loan has a LIBOR floor of 1.25 percent. While LIBOR is below 1.25 percent, our interest expense will not change along with short-term change in interest rate environment. When LIBOR is above 1.25 percent, changes in interest rates associated with the term loan could then result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our contractual interest expense by approximately $2.5 million annually.

As of June 26, 2011, we have a series of interests rate swaps with a financial institution to partially economically hedge the variability of interest payments attributable to fluctuations in the LIBOR benchmark interest rate. See Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.

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

We had an aggregate of $23.7 million (notional amount) of short-term foreign currency forward contracts denominated in Japanese yen outstanding as of June 26, 2011. The unrealized gain related to the foreign currency forward contracts for the three months ended June 26, 2011 was not material. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, we generally cover only a portion of our foreign currency exchange exposure. We cannot assure you that these activities will eliminate foreign exchange rate exposure. Failure to eliminate this exposure could have an adverse effect on our business, financial condition and results of operations.

The following table provides information about our foreign currency forward contracts as of June 26, 2011 and December 26, 2010.

	June 26, 2011			December 26, 2010
	Notional Amount	Average Contract Rate	Estimated Fair Value	Notional Amount	Average Contract Rate	Estimated Fair Value
		(in thousands, except contract rates)
Foreign currency forward contract: Japanese yen	$23,650	¥80.34	$4	$39,884	¥82.74	$67

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 26, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a complete description of the procedural history of each of the legal proceedings referred to below, see our Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

LSI, Agere v. Spansion Inc., et al

On May 19, 2011, plaintiffs LSI Corporation and Agere Systems, Inc. filed a motion to lift the stay and dismiss the action. On June 16, 2011, the U.S. District Court for the Eastern District of Texas dismissed the action.

Spansion v. Samsung Patent Infringement Litigation

Spansion was a several patent-related proceedings involving Samsung Electronics Co., Ltd. On June 15, 2011, Spansion and Samsung entered into a binding Memorandum of Understanding (“MOU”) that settles all outstanding patent matters between them as well as granting each other seven-year limited patent cross-licenses. Samsung will pay to Spansion $150 million dollars over a five-year period. The payments will consist of an initial installment of $25 million, which is due August 15, 2011, and 20 quarterly installments of $6.25 million beginning in the fourth quarter of 2011. In addition, Spansion and Samsung will stipulate to a $45 million bankruptcy claim for Samsung, which Spansion agreed to purchase for $30 million. Updates to the settled patent-related proceedings are as follows:

Samsung ITC Investigation (337-TA-685)

On July 7, 2011, an order terminating the investigation on the basis of a settlement agreement was entered by Secretary James R. Holbein.

Spansion v. Samsung District Court Action (D. Del.)

On June 17, 2011, the parties filed a joint motion to dismiss all claims and counterclaims with prejudice as settled. The motion was granted on June 22, 2011.

Samsung v. Spansion International, Inc.

On July 13, 2011, the Federal Patent Court of Germany confirmed Spansion’s withdrawal of the nullity action. On July 26, 2011, the Regional Court in Dusseldorf, Germany confirmed that a scheduled oral hearing was cancelled due to Samsung’s withdrawal of its patent infringement complaint on the basis of a settlement agreement between Spansion and Samsung Electronics Co., Ltd.

Spansion ITC Investigation (337-TA-735)

On June 20, 2011 the ALJ entered an initial determination terminating the investigation on the basis of a settlement agreement. On July 12, 2011, the Commission determined not to review that initial determination.

Spansion LLC v. Samsung Electronics Co., Ltd., et al (N.D. Cal.)

On June 20, 2011, an order dismissing all claims and counterclaims with prejudice as settled was entered by the Court.

Spansion LLC v. Samsung Electronics Co., Ltd, et al (E.D. Va.)

On June 17, 2011, an order dismissing all claims and counterclaims with prejudice as settled was entered by the Court.

Spansion LLC v. Samsung Electronics Co., Ltd, et al (W.D. Wi.) (Civil Action No. 3:10-cv-453)

On June 16, 2011, the parties filed a joint motion to dismiss all claims and counterclaims with prejudice as settled. The motion was granted on June 17, 2011.

Spansion v. Samsung Electronics Co., Ltd, et al (W.D. Wi.) (Civil Action No. 3:10-cv-685)

On June 16, 2011, the parties filed a joint motion to dismiss all claims and counterclaims with prejudice as settled. The motion was granted on June 17, 2011.

ITEM 1A.	RISK FACTORS

Investing in the notes involves a high degree of risk. In deciding whether to exchange your private notes for exchange notes in the exchange offer, you should carefully following factors, in addition to the other information and data contained in or incorporated by reference into this prospectus. The risk factors set forth below are generally applicable to the private notes as well as the exchange notes. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

We have recently transformed our business through the implementation of a new business strategy. If this strategy is unsuccessful, we will be materially adversely affected.

Shortly after our chapter 11 bankruptcy proceedings (the Chapter 11 Cases) commenced, we began implementing a new business strategy focused primarily on the embedded Flash memory market. As part of our strategy, we also began exiting a large portion of the wireless Flash memory market addressing mobile handsets in order to reduce significantly our engineering expenses and to focus our business on internally developed memory technology. By withdrawing from this portion of the high end wireless Flash memory market, we were able to adopt a slower technology development cycle and reduce our process and product research and development costs while maintaining our competitiveness in the embedded Flash memory market. In addition, we significantly reduced or eliminated our need to procure from third parties memory products such as DRAM, PSRAM and NAND which were required, in combination with our own products, to address the needs of mobile handset customers in the high end of the wireless market. We are dedicated to, and focused on, the embedded Flash memory market and intend to continue to selectively engage in portions of the wireless market where we believe we can do so advantageously or where we believe that we must do so in order to be able to stay competitive in those portions of the wireless market that we continue to target. However, the embedded market is more mature than the wireless market and is expected to grow more slowly than some other sectors of the semiconductor industry. In addition, the embedded market historically has been, and we anticipate that it will continue to be, subject to selling price reductions. If we are unable to successfully address these challenges or unable to grow our embedded Flash memory business enough to compensate for the expected decline in wireless sales, our business could be materially adversely affected.

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

Our new business strategy may also include considering strategic transactions, such as acquisitions, divestitures, joint ventures, alliances or co-production programs, as such opportunities arise. We may not be able to effect any strategic transaction or if we enter into transactions, we may not realize the benefits we anticipate. Moreover, in the case of acquisitions, the integration of separate companies involves a number of integration risks. Consummating any acquisitions, divestitures, joint ventures, alliances or coproduction programs could result in the incurrence of additional transaction-related expenses, as well as unforeseen contingent liabilities, which could materially adversely affect us.

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

During the first and second quarters of 2011, we lost sales and experienced delays in the provision of foundry services by third parties in Japan as a result of the earthquakes and related tsunami that occurred there in March 2011. Specifically, some first and second quarter product shipments were cancelled or rescheduled for shipment during the subsequent quarter. We also incurred some minor damage to our production equipment during the first quarter. Although the impact to our operations and financial results during the first and second quarters of fiscal 2011 as a result of the events in Japan was not material, we believe that the damage from the March 2011 earthquakes and related tsunami, and the continued risk of radiation exposure from damaged nuclear power plants could adversely affect the demand for, and distribution of, our products in Japan going forward, as well as the supply of foundry wafers and/or raw materials from Japan, as businesses there continue to deal with the impact of these natural disasters. If this occurs, our net sales and financial condition will be adversely affected.

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

Historically, the selling prices of our products have decreased during the products’ lives, and we expect this trend to continue. When our selling prices decline, our net sales and gross margins also decline unless we are able to compensate by reducing our costs per unit or by introducing and selling new, higher margin products with higher densities and/or advanced features. If the selling prices for our products continue to decline, our operating results could be materially adversely affected.

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

While we have actively responded to competitors’ efforts to capitalize on customer concerns about the Chapter 11 Cases, we lost a significant amount of market share while in bankruptcy as certain customers were unwilling to work with a vendor in bankruptcy and others reduced their dependence on us by shifting part or all their business to other vendors. There can be no assurance as to whether we will be able, or how long it may take, to regain the lost market share or retain such market share already recovered.

Our recent emergence from the Chapter 11 Cases may also preclude certain strategic business opportunities that would otherwise be available to us, restrict our ability to pursue certain business strategies or require us to take actions that we otherwise would not. Because of these uncertainties, we cannot predict or quantify the potential adverse impact of the Chapter 11 Cases on our business, financial condition or results of operations.

If we are unable to attract and retain qualified personnel at reasonable costs, we may not be able to achieve our business objectives.

We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our current business plans and lead us through the implementation of the Plan of Reorganization that was approved by the U.S. Bankruptcy Court on April 16, 2010 in connection with our emergence from the Chapter 11 Cases. Competition for certain key positions and specialized technical and sales personnel in the high-technology industry remains strong. The Chapter 11 Cases, along with workforce reductions, created uncertainty that led to an increase in unwanted attrition and additional challenges in attracting and retaining new qualified personnel. We have lost many key employees with long tenures and broad knowledge about our technology and historical operations and we are at risk of losing or being unable to hire talent critical to a successful reorganization and ongoing operation of our business. If we are not able to attract, recruit or retain qualified employees (including as a result of headcount or salary reductions), we may not have the personnel necessary to successfully implement the Plan of Reorganization. If this occurs, our business, results of operations and financial condition could be materially adversely impacted.

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

We have in the past and plan in the future to enter into foundry, subcontractor and other arrangements with third parties to meet demand for our products. Third-party manufacturers we have used in the past or expect to use in the future for foundry and other manufacturing services include Texas Instruments, or TI, Fujitsu Semiconductors Limited, or FSL, Elpida Memory, Inc., or Elpida, and Semiconductor Manufacturing International Corporation, or SMIC. We also use independent contractors to perform some of the assembly, testing and packaging of our products, including ChipMOS Technologies Limited. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs. Third-party manufacturers are generally under no obligation to provide us with any specified minimum quantity of product. We also depend on these manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. In addition, we rely on these manufacturers to invest capital into their facilities and process technologies to meet our needs for new products using advanced process technologies. Given our recent emergence from the Chapter 11 Cases and the volatility and disruption in the capital and credit markets worldwide, we cannot assure you that they will make the investments in their facilities previously contemplated. We also cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and that we will be able to attain qualification from our customers, which may be required prior to production of products at a third party facility. In addition, any significant change in the payment terms we have with these manufacturers could adversely affect us.

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

Semiconductor companies with their own manufacturing facilities and specialist semiconductor foundries, which are subcontractors that manufacture semiconductors designed by others, have added significant capacity in recent years and during the first half of 2010 a number of companies announced plans to do so again. In 2008, the significant excess capacity led to oversupply and a downturn in the memory industry. The contraction of the worldwide economy further compounded industry overcapacity. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for Flash memory products can contribute to cyclicality in the Flash memory market, which has in the past and may in the future negatively impact our selling prices and materially adversely affect us.

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

Our competitors are working on a number of potentially competitive technologies, including ferroelectric random access memory, or FRAM, magneto resistive random access memory, or MRAM, polymer, charge trapping and phase-change based memory, or PCM, technologies. These technologies provide alternative means of non-volatile storage of information. Today, where products exist using these new technologies they exhibit different characteristics than existing NOR Flash memory products based on MirrorBit or floating gate technology. These differences, including higher cost structure, inability to support higher densities, different performance and operating behavior, currently exclude such products from addressing volume markets for NOR Flash memory. For such products to be commercially viable and attractive alternatives to today’s NOR Flash memory solutions they must either match the capabilities and characteristics at lower cost or provide additional capabilities desired and valued by customers. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate NOR Flash memory, these other products could pose a competitive threat to existing Flash memory companies, including us. In addition, some of the licensees and customers of Saifun Semiconductors Ltd., or Saifun, which we purchased in 2008 and renamed Spansion Israel Ltd., are our competitors or work with our competitors and possess licenses from Spansion Israel Ltd. for intellectual property associated with charge trapping Flash memory technology. Use of this charge trapping intellectual property or use of independently developed charge trapping Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory products that may compete with our products based on charge trapping technology. If we are unable to compete with these new technologies, we may be materially adversely affected.

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

In particular, consequences of military action in the Middle East have in the past, and may in the future, adversely affect demand for our products and our relationship with various third parties with which we collaborate. Our subsidiary, Spansion Israel Ltd., conducts business in Israel, which is affected and surrounded by unstable political, economic and military conditions. We cannot predict the effect of continued or increased violence, or the effect of military action in that region. Continued armed conflicts or political instability in the region would harm business conditions and could adversely affect our results of operations. Furthermore, several countries continue to restrict or ban business with Israel and Israeli companies. These restrictive laws and policies may limit our ability to make sales in those countries, and, as a global company, may limit our own ability to efficiently administer our worldwide resources.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Spansion Inc.

10.1	Purchase Agreement, by Spansion LLC with SL Capital Appreciation Fund, L.L.C., Silver Lake Sumeru Fund, L.P. and Silver Lake Credit Fund, L.P. entered into as of April 30, 2011.

10.2	Amendment No. 5 and Consent, dated as of May 12, 2011, to the Credit Agreement dated as of February 9, 2010 among Spansion LLC, as Borrower, Spansion Inc. and Spansion Technology LLC, as Guarantors, each lender from time to time party thereto, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, Barclays Capital, as Joint Lead Arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent.

10.3	Amendment Number Three, dated as of May 12, 2011, to (i) the Loan and Security Agreement dated as of May 10, 2010 among the Spansion Inc., Spansion LLC, certain of Spansion LLC’s subsidiaries, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, as Sole Lead Arranger, as Sole Bookrunner, and as agent for the Lenders; and (ii) the Guarantor Security Agreement dated as of May 10, 2010 among Spansion Inc., Spansion LLC, certain of Spansion LLC’s subsidiaries, the lenders party thereto, and Bank of America, N.A.

10.4*	Third Amendment, dated as of May 16, 2011, to the Foundry Agreement, dated August 31, 2007, between Spansion LLC and Semiconductor Manufacturing International Corporation, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K/A dated July 7, 2011, is hereby incorporated by reference.

10.5	Separation Agreement and Release, by Spansion Inc. with James P. Reid, entered into as of May 27, 2011.

10.6*	Amendment No. 6 to the Fujitsu Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Fujitsu Semiconductor Limited, entered into as of April 1, 2011, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated July 7, 2011, is hereby incorporated by reference.

10.7*	Letter agreement regarding the Fujitsu Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Fujitsu Semiconductor Limited, entered into as of April 29, 2011, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated July 7, 2011, is hereby incorporated by reference.

10.8*	Amendment No. 3 to the Foundry Agreement, by and among Spansion LLC, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Texas Instruments Incorporated, entered into as of March 11, 2011, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated July 7, 2011, is hereby incorporated by reference.

10.9+	Spansion Inc. 2010 Employee Incentive Plan.

10.10+	Spansion Inc. 2010 Executive Compensation Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
+	Management Agreement or Compensation Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: August 5, 2011	By:	/s/ Randy W. Furr
Randy W. Furr
Executive Vice President and Chief Financial Officer