Form 10-Q/A
period 2011-06-26
Spansion Inc.
filed 2011-09-02
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Spansion Inc. for the period ended June 26, 2011 filed on August 5, 2011 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

PART II: OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

3.1#	Amended and Restated Certificate of Incorporation of Spansion Inc.

10.1#	Purchase Agreement, by Spansion LLC with SL Capital Appreciation Fund, L.L.C., Silver Lake Sumeru Fund, L.P. and Silver Lake Credit Fund, L.P. entered into as of April 30, 2011.

10.2#	Amendment No. 5 and Consent, dated as of May 12, 2011, to the Credit Agreement dated as of February 9, 2010 among Spansion LLC, as Borrower, Spansion Inc. and Spansion Technology LLC, as Guarantors, each lender from time to time party thereto, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, Barclays Capital, as Joint Lead Arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent.

10.3#	Amendment Number Three, dated as of May 12, 2011, to (i) the Loan and Security Agreement dated as of May 10, 2010 among the Spansion Inc., Spansion LLC, certain of Spansion LLC’s subsidiaries, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, as Sole Lead Arranger, as Sole Bookrunner, and as agent for the Lenders; and (ii) the Guarantor Security Agreement dated as of May 10, 2010 among Spansion Inc., Spansion LLC, certain of Spansion LLC’s subsidiaries, the lenders party thereto, and Bank of America, N.A.

10.4*#	Third Amendment, dated as of May 16, 2011, to the Foundry Agreement, dated August 31, 2007, between Spansion LLC and Semiconductor Manufacturing International Corporation, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K/A dated July 7, 2011, is hereby incorporated by reference.

10.5#	Separation Agreement and Release, by Spansion Inc. with James P. Reid, entered into as of May 27, 2011.

10.6*#	Amendment No. 6 to the Fujitsu Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Fujitsu Semiconductor Limited, entered into as of April 1, 2011, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated July 7, 2011, is hereby incorporated by reference.

10.7*#	Letter agreement regarding the Fujitsu Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Fujitsu Semiconductor Limited, entered into as of April 29, 2011, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated July 7, 2011, is hereby incorporated by reference.

10.8*#	Amendment No. 3 to the Foundry Agreement, by and among Spansion LLC, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Texas Instruments Incorporated, entered into as of March 11, 2011, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated July 7, 2011, is hereby incorporated by reference.

10.9+#	Spansion Inc. 2010 Employee Incentive Plan.

10.10+#	Spansion Inc. 2010 Executive Compensation Plan.

31.1#	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or any other liability provision of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
+	Management Agreement or Compensation Plan.
#	Previously filed August 5, 2011 as an exhibit with the Quarterly Report on Form 10-Q of Spansion Inc. for the period ended June 26, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.
Date: September 2, 2011	By:	/s/ Randy W. Furr
Randy W. Furr
Executive Vice President and Chief Financial Officer