Form 10-K/A
period 2010-12-26
Spansion Inc.
filed 2011-11-02
CIK 1322705

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common Stock (Common Stock) held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange on June 27, 2010 was approximately $933.2 million. Shares held by each executive officer, director and by each person who owns 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders, which was held on May 31, 2011 (2011 Proxy Statement) are incorporated by reference into Part III hereof.

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

Shortly after our chapter 11 bankruptcy proceedings (the Chapter 11 Cases) commenced, we began implementing a new business strategy focused primarily on the embedded Flash memory market. As part of our strategy, we also began exiting a large portion of the wireless Flash memory market addressing mobile handsets in order to reduce significantly our engineering expenses and to focus our business on internally developed memory technology. By withdrawing from this portion of the high end wireless Flash memory market we were able to adopt a slower technology development cycle and reduce our process and product research and development costs while maintaining our competitiveness in the embedded Flash memory market. In addition, we significantly reduced or eliminated our need to procure from third parties memory products such as DRAM, PSRAM and NAND which were required, in combination with our own products, to address the needs of mobile handset customers in the high end of the wireless market. We are dedicated to, and focused on, the embedded Flash memory market. However, the embedded market is more mature than the wireless market and is expected to grow more slowly than some other sectors of the semiconductor industry. In addition, the embedded market historically has been, and we anticipate that it will continue to be, subject to selling price reductions. If we are unable to successfully address these challenges or unable to grow our embedded Flash memory business enough to compensate for the expected decline in wireless sales, our business could be materially adversely affected.

We intend to continue to selectively engage in portions of the wireless market where we believe we can do so advantageously or where we believe that we must do so in order to stay competitive in other portions of the wireless market that we continue to target. Challenges we face in the portions of the wireless market we serve mirror the risks applicable to the embedded market, although they are likely to emerge more rapidly as we must address current and future customer requirements in a market that quickly changes as wireless customers seek to continue offering new handset designs, whether predominantly on NAND- or NOR- based handsets, that may not align with our current or planned products.

In addressing these challenges, our new business strategy has involved, and will continue to involve, cost containment, in particular with respect to our workforce, and we will continue to make judgments as to whether we should further reduce, relocate or otherwise change our workforce. Costs incurred in connection with such workforce changes, should they occur, may be higher than estimated. In addition, such workforce changes may impair our ability to achieve our current or future business objectives. In addition, any workforce changes may not be effected on the planned timetable and may result in the recording of additional charges. Similarly, any decision by us to further limit investment in, or exit or dispose of parts of, our business may result in the recording of additional charges. As part of our review of our restructured business, we look at the recoverability of tangible and intangible assets. Future market conditions may indicate these assets are not recoverable based on changes in forecasts of future business performance and the estimated useful life of these assets, and this may trigger further write-downs of these assets which may have a material adverse effect on our business, results of operations and financial condition.

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

During the first and second quarters of 2011, we lost sales and experienced delays in the provision of foundry services by third parties in Japan as a result of the earthquakes and related tsunami that occurred there in March 2011. Specifically, some first and second quarter product shipments were cancelled or rescheduled for shipment during the subsequent quarter. We also incurred some minor damage to our production equipment during the first quarter. Although the impact to our operations and financial results during the first and second quarters of fiscal 2011 as a result of the events in Japan was not material, we believe that the damage from the March 2011 earthquakes and related tsunami and the continued risk of radiation exposure from damaged nuclear power plants could adversely affect the demand for, and distribution of, our products in Japan going forward, as well as the supply of foundry wafers and/or raw materials from Japan, as businesses there continue to deal with the impact of these natural disasters. If this occurs, our net sales and financial condition will be adversely affected.

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

While we have actively responded to competitors’ efforts to capitalize on customer concerns about the Chapter 11 Cases, we lost a significant amount of market share while in bankruptcy as certain customers were unwilling to work with a vendor in bankruptcy and others reduced their dependence on us by shifting part or all their business to other vendors. We are unable to quantify this loss of market share, and there can be no assurance as to whether we will be able, or how long it may take, to regain the lost market share or retain such market share already recovered.

Our recent emergence from the Chapter 11 Cases may also preclude certain strategic business opportunities that would otherwise be available to us, restrict our ability to pursue certain business strategies or require us to take actions that we otherwise would not. For example, prior to and after our emergence from the Chapter 11 Cases, we closed much of our manufacturing operation and reduced our workforce as part of our focus on the embedded Flash market. As a result, we operate as a smaller company than prior to the Chapter 11 Cases and maintain fewer fixed assets and reduced capabilities. For these reasons, lenders may consider us a greater credit risk and we may find it more difficult or impossible to find external financing that is necessary to pursue certain business opportunities, either precluding these opportunities entirely or requiring us to take actions such as selling other assets in order to obtain financing on acceptable terms in order to pursue these strategies. Additionally, given our recent emergence from bankruptcy and our reduced capabilities and market presence, our customers or suppliers may not enter into strategic partnerships with us. Because of these uncertainties, we cannot predict or quantify the potential adverse impact of the Chapter 11 Cases on our business, financial condition or results of operations.

If we are unable to attract and retain qualified personnel at reasonable costs, we may not be able to achieve our business objectives.

We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our current business plans and lead us through the implementation of the Plan of Reorganization that was approved by the U.S. Bankruptcy Court on April 16, 2010 in connection with our emergence from the Chapter 11 Cases. Competition for certain key positions and specialized technical and sales personnel in the high-technology industry remains strong. The Chapter 11 Cases, along with workforce reductions, created uncertainty that led to an increase in unwanted attrition and additional challenges in attracting and retaining new qualified personnel. As a result of our strategic workforce restructuring and transition to third party manufacturing, we lost many employees from our manufacturing division with long tenures and knowledge about our technology and historical operations. We are also at risk of losing or being unable to hire talent critical to a successful reorganization and ongoing operation of our business due to general concerns about the stability and growth potential of our operations given our recent emergence from the Chapter 11 Cases and our reductions in force. If we are not able to attract, recruit or retain qualified employees (including as a result of headcount or salary reductions), we may not have the personnel necessary to successfully implement the Plan of Reorganization. If this occurs, our business, results of operations and financial condition could be materially adversely impacted.

We may not satisfy the covenants, financial tests and ratios in our debt instruments, which if not met, would have a material adverse effect on us.

Our credit agreement, or Term Loan, our loan and security agreement, or Revolving Credit Facility, and the indenture governing our 7.875% Senior Unsecured Notes due 2017 require us to comply with covenants, financial tests and ratios. We cannot assure you that we will be able to satisfy or comply with these covenants, financial tests and ratios, as our ability to do so may be affected by events beyond our control. If we fail to satisfy or comply with such covenants, financial tests and ratios, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers or amendments if required to avoid a default. A breach of any of the provisions, covenants, financial tests or ratios under our debt instruments could prevent us from borrowing under our Revolving Credit Facility and result in an event of default under the applicable agreement, which in turn could trigger cross-defaults under other debt instruments, any of which would materially adversely affect us.

Transfers or issuances of our equity, or a debt restructuring, may impair or reduce our ability to utilize our net operating loss carry-forwards and certain other tax attributes in the future.

Pursuant to U.S. federal and state tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (NOLs) carried forward from prior years. We have U.S. federal NOL carry forwards of approximately $870.0 million as of December 26, 2010. Approximately $533.6 million of the federal NOL carry forwards are subject to an annual limitation of $27.2 million. These NOLs, if not utilized, expire from 2018 to 2030. In addition, our ability to utilize unlimited federal NOL carry forwards of approximately $336.4 million as of December 26, 2010 could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended.

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

Our competitors are working on a number of potentially competitive technologies, including ferroelectric random access memory, or FRAM, magneto resistive random access memory, or MRAM, polymer, charge trapping and phase-change based memory, or PCM, technologies. These technologies provide alternative means of non-volatile storage of information. Today, where products exist using these new technologies they exhibit different characteristics than existing NOR Flash memory products based on MirrorBit or floating gate technology. These differences, including higher cost structure, inability to support higher densities, different performance and operating behavior, currently exclude such products from addressing volume markets for NOR Flash memory. For such products to be commercially viable and attractive alternatives to today’s NOR Flash memory solutions they must either match the capabilities and characteristics at lower cost or provide additional capabilities desired and valued by customers. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate NOR Flash memory, these other products could pose a competitive threat to existing Flash memory companies, including us. For example, PCM technology supports data storage in smaller increments than MirrorBit or floating gate NOR technology and does not require erasing pre-existing memory contents prior to writing new data to the same memory location. Both capabilities may be desirable to customers and are not practicable with MirrorBit or floating gate NOR technologies. Furthermore, newer technologies may scale to smaller process geometries than may be possible or practicable using MirrorBit or floating gate NOR technology, which may enable our competitors’ products to be produced at lower cost than our products. In addition, some of the licensees and customers of Saifun Semiconductors Ltd., or Saifun, which we purchased in 2008 and renamed Spansion Israel Ltd., are our competitors or work with our competitors and possess licenses from Spansion Israel Ltd. for intellectual property associated with charge trapping Flash memory technology. Use of this charge trapping intellectual property or use of independently developed charge trapping Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory products that may compete with our products based on charge trapping technology. If we are unable to compete with these new technologies, we may be materially adversely affected.

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

Our manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. We purchase equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to us or increase prices due to capacity constraints or other factors. For example, the impact of the earthquake and related tsunami in March 2011 on our suppliers in Japan caused delays and reductions in the provision of raw materials in the first and second quarters of 2011. Because the equipment that we purchase is complex, it is difficult for us to substitute one supplier for another or one piece of equipment for another. Some raw materials we use in the manufacture of our products are available from a limited number of suppliers or only from a limited number of suppliers in a particular region. In addition, we purchase raw materials for which prices on the world markets have increased significantly during recent periods. Such volatility may have an adverse effect on our operations. For example, we use gold in the assembly of our die into a packaged product. Due to the increased cost of gold in 2011, we had to re-engineer existing products to use copper as an alternative material to gold in order to counteract this increased cost, maintain our competitiveness and mitigate the impact on our customers. Our manufacturing operations also depend upon the quality and usability of the materials we use in our products, including raw materials and wafers we receive from our suppliers. If the materials we receive from our suppliers do not meet our manufacturing requirements or product specifications, are not obtained in a timely manner or if there are significant increases in costs of materials, we may be materially adversely affected.

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

On January 8, 2010, we reached an agreement in principle (the Settlement) with Spansion Japan, subject to the completion of definitive agreements and our emergence from the Chapter 11 Cases, to: (i) acquire Spansion

Japan’s distribution business; (ii) obtain foundry services, including wafer and sort services, from Spansion Japan; (iii) resolve our dispute with Spansion Japan relating to pricing of wafers purchased during the Disputed Period; and (iv) pay to Spansion Japan of approximately $45 million of which approximately $10 million was outstanding as of December 26, 2010. The outstanding balance of $10 million will be fully settled in the first quarter of fiscal 2011. The U.S. Bankruptcy Court and the Tokyo District Court approved the Settlement on January 29, 2010 and February 1, 2010, respectively.

On February 2, 2010, we entered into a foundry agreement with Spansion Japan whereby we agreed to purchase from Spansion Japan: (i) a minimum of 10 billion yen (equivalent to approximately $120.7 million at December 26, 2010) worth of wafers over six quarters, beginning with the first quarter of 2010 and ending with the second quarter of 2011; and (ii) minimum sort services of $7.7 million for the first quarter of 2010 and $8.9 million for each quarter from the second quarter of 2010 to the second quarter of 2011, with both sort services and wafer production to be subject to normal and customary foundry performance conditions. On March 29, 2010, we executed with Spansion Japan various agreements implementing the Settlement, which included the purchase of Spansion Japan’s distribution business, which was consummated on May 24, 2010 for a total cash purchase price of $13.1 million. With the acquisition of Spansion Japan’s distribution business, all material conditions of the Settlement were fulfilled and the receivable and payable balances due from/to Spansion Japan as of October 27, 2009 (the end of the Disputed Period) were offset. All transactions with Spansion Japan are now being settled on a regular basis on mutually agreed upon terms.

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

On October 20, 2010, the claims agent entered into an agreement with Spansion Japan to settle all claims asserted by and between Spansion Japan and the chapter 11 estates of the Debtors. Spansion Japan had asserted a claim for approximately $936 million related to damages allegedly incurred as a result of our rejection of our foundry agreement with Spansion Japan. The claims agent had been engaged in litigation with Spansion Japan over the amount of damages sustained by Spansion Japan, and this claim was settled by the claims agent for $200 million. As part of the agreement, Citigroup Global Markets Inc. (Citi), which was not a party to this litigation, purchased the rejection damages claim from Spansion Japan for $100 million in cash. The Company purchased 85% of the allowed claim from Citi for a cash payment of $85 million. The remaining 15% of the allowed claim continued to be held by Citi. All approved claims entitled the claimholder to receive shares of common stock of the Company in accordance with the terms of the Bankruptcy Court-approved Plan of Reorganization. Our purchase of this claim was recorded as an adjustment to the Successor’s Stockholders’ Equity. See the Consolidated Statement of Stockholders’ Equity (Deficit) for more information.

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

Revenue Recognition

We recognize revenue from product sales to original equipment manufacturers (OEMs) when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured. We record reserves for estimated customer returns based on historical experience. For the year ended December 27, 2009 and December 26, 2010, the Company deferred the recognition of revenues and related product costs on sales to Spansion Japan until the products were resold by Spansion Japan’s distributors.

We sell directly to distributors under terms that provide for rights of return, stock rotation and price protection guarantees. Since we are unable to reliably estimate the returns under the stock rotation rights to our distributors, we defer the recognition of revenue and related product costs on these sales as deferred income until the product is resold by our distributors. We also sell some of our products to certain distributors under sales arrangements that do not allow for rights of return or price protection on unsold products. We recognize revenue on these sales when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured.

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

Results of Operations

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated financial information for the twelve months ended December 26, 2010 gives effect to (i) the Plan of Reorganization and emergence from the Chapter 11 Cases and the application of fresh start accounting on May 10, 2010 and (ii) the issuance of the notes. The information has been derived by the application of pro forma adjustments to the consolidated financial statements.

The unaudited pro forma condensed consolidated statement of operations has been adjusted to give effect to pro forma events that are (i) directly attributable to the transactions described below, (ii) are factually supportable and (iii) are expected to have a continuing impact on us. The following unaudited pro forma condensed consolidated statement of operations for the fiscal year ended December 26, 2010 is presented on a basis to reflect the adjustments as if each of the transactions described below had occurred on December 28, 2009, the first day of the fiscal year ended December 26, 2010. A pro forma balance sheet has not been presented as the transactions described below are reflected in the historical balance sheet as of December 26, 2010.

The Company believes that the presentation of the unaudited pro forma condensed consolidated financial information makes it easier for investors to compare current and historical periods’ operating results and that it assists investors in comparing the Company’s performance across reporting periods on a consistent basis by making the adjustments as described in more detail below. However, the unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been reported had the Plan of Reorganization and emergence from the Chapter 11 Cases and the application of fresh start accounting and the issuance of the notes in fact occurred on the first day of the respective period presented for the unaudited pro forma condensed consolidated statement of operations, or indicative of our future results. In addition, our historical consolidated financial statements will not be comparable to our financial statements following emergence from the Chapter 11 Cases due to the effects of the consummation of the Plan of Reorganization as well as adjustments for fresh start accounting. See the section titled “Adjustments Relating to Fresh Start Accounting” below for further information.

Adjustments Relating to Fresh Start Accounting

The “Fresh Start” column of the unaudited pro forma condensed consolidated statement of operations gives effect to adjustments relating to fresh start accounting pursuant to ASC 852 Reorganizations. In accordance with ASC 852, if the reorganization value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity, the entity shall adopt fresh start accounting upon its emergence from Chapter 11. The loss of control contemplated by a reorganization plan must be substantive and not temporary. That is, the new controlling interest must not revert to the stockholders existing immediately before the plan was filed or confirmed. We concluded that we met the criteria under ASC 852 to adopt fresh start accounting upon emergence from the Chapter 11 Cases on May 10, 2010.

In connection with the adoption of fresh start accounting, we revalued our tangible and intangible assets as of the emergence date, resulting in a higher fair value of our tangible fixed assets and the recognition of intangible amortizable assets. The effect of these fair value adjustments was an increase in the depreciation and amortization charge for such assets in reporting periods subsequent to our emergence from the Chapter 11 Cases, which will increase the costs of goods sold and decrease gross profit margins in future periods.

For additional information regarding adjustments relating to fresh start accounting, see Notes 1 through 6 to this unaudited pro forma condensed consolidated financial information.

Adjustments Relating to the Financing

The “Financing” column in the unaudited pro forma condensed consolidated statement of operations gives effect to the repayment of $195.6 million of the original $450 million amount borrowed under the Term Loan using the proceeds from the notes. The effect of this pro forma adjustment will be lower interest expense as a result of the settlement of the FRNs and lower finance charges due to the elimination of the write-off of debt financing costs upon emergence from the Chapter 11 Cases.

For additional information regarding adjustments relating to this financing, see Note 4 to the unaudited pro forma condensed consolidated financial information.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

for the Twelve Months Ended December 26, 2010

(in thousands)

	Historical		Adjustments		Pro Forma
	Period from Dec. 28, 2009 To May 10, 2010	Period from May 11, 2010 to Dec. 26, 2010	Fresh Start	Financing	Period from Dec. 28, 2009 to Dec. 26, 2010
Net sales (1)	$324,914	$759,886	$—	$—	$1,084,800
Net sales to related parties	78,705	4,801	—	—	83,506

Total net sales	403,619	764,687	—	—	1,168,306

Cost of sales (1), (2), (3)	274,817	647,381	42,824	—	965,022
Research and development (3)	35,068	65,414	384	—	100,866
Sales, general and administrative (3)	68,105	122,478	446	—	191,029
Restructuring credits	(2,772)	—			(2,772)

Operating income (loss) before reorganization items	28,401	(70,586)	(43,654)	—	(85,839)

Other income (expense):
Interest and other income (expense), net	(2,904)	175	1,988	—	(741)
Interest expense (4)	(30,573)	(24,180)	11,144	5,165	(38,444)

Loss before reorganization items and income taxes	(5,076)	(94,591)	(30,522)	5,165	(125,024)
Reorganization items	370,340	—	—	—	370,340

Income (loss) before income taxes	365,264	(94,591)	(30,522)	5,165	245,316
Provision for income taxes (5)	(1,640)	(2,101)	—	—	(3,741)

Net income (loss)	$363,624	$(96,692)	$(30,522)	$5,165	$241,575

Net income (loss) per share (6):
Basic	$2.24	$(1.60)			$4.02
Diluted	2.24	(1.60)			3.95

Shares used in per share calculation:
Basic	162,439	60,479			60,045
Diluted	162,610	60,479			61,205

(1)	Fresh start accounting requires the elimination of deferred revenue (and its associated deferred cost of sales) when no future performance obligation is required. No adjustments have been made to the unaudited pro forma condensed consolidated statement of operations for the twelve months ended December 26, 2010 to recognize such eliminated deferred revenue and the related cost of sales of $51.7 million and $38.1 million respectively, as such adjustments are non-recurring in nature.
(2)	Fresh start accounting requires the revaluation of inventory to its fair value on the Emergence Date. Accordingly, the value of inventory was increased by $98.4 million on the Emergence Date. As a result, we recognized additional cost of sales of approximately $90.2 million for the revaluation. No adjustment has been made to reduce such additional cost in the unaudited pro forma condensed consolidated statement of operations for the twelve months ended December 26, 2010 as it is non-recurring in nature.
(3)	Fresh start accounting requires the revaluation of our tangible and intangible assets to fair value, resulting in a higher fair value of our existing tangible fixed assets and the recognition of new intangible, amortizable assets namely developed technology, customer relationships and trade name. The effect of these fair value adjustments was primarily to increase the depreciation and amortization charge relating to these fixed assets and intangible assets in reporting periods subsequent to the Emergence Date, which will primarily increase our costs of goods sold and decrease gross profit margins in future periods. The pro forma adjustment to increase depreciation and amortization expense by $43.7 million reflects the average daily depreciation and amortization rate for the period from May 11, 2010 to December 26, 2010 applied to the period from December 28, 2009 to May 10, 2010.
(4)	On February 9, 2010, we borrowed $450 million pursuant to the Term Loan. The proceeds of the Term Loan, together with cash proceeds from other sources of cash available to us, were used in full to partially discharge the remaining balance of claims relating to holders of our Senior Secured Floating Rate Notes (the FRNs). See Note 12 of the Notes to Consolidated Financial Statements for more information.

On November 9, 2010, we completed an offering of $200 million aggregate principal amount of the notes, resulting in net proceeds of approximately $195.6 million after related offering expenses. These proceeds were used to pay down amounts outstanding under our Term Loan.

The “Financing” column in the unaudited pro forma condensed consolidated statement of operations gives effect to the repayment of $195.6 million of the original $450 million Term Loan, using the proceeds from the notes. The effect of this pro forma adjustment will be a lower interest and financing charge to as a result of issuing debt with a lower rate of interest and utilizing the proceeds from the notes to partially pay down existing higher-interest debt. The lower interest expense is reflected in the unaudited pro forma condensed consolidated statement of operations for the twelve months ended December 26, 2010 as it is recurring in nature.

The following assumptions were utilized in computing the pro-forma impact of the Financing adjustment:

a)	The FRNs were settled as of December 28, 2009 and there was no interest charge relating to the FRNs in the unaudited pro forma condensed consolidated statement of operations for fiscal 2010, a total interest saving of $8.4 million;
b)	The Term Loan was effective as of December 28, 2009, which was the beginning of pro forma fiscal 2010;
c)	$195.6 million of the original $450 million Term Loan was paid down from the proceeds of the $200 million notes effective as of December 28, 2009, which was the beginning of pro forma fiscal 2010. Additionally, a prepayment penalty charge of approximately $2.0 million was incurred in fiscal 2010 due to early paydown of the Term Loan; and
d)	The effective interest rates of 6.50% and 7.875% on $250 million of the Term Loan and the $200 million notes, respectively, were effective throughout the unaudited pro forma condensed consolidated statement of operations for fiscal 2010.

Further, as part of fresh start accounting, the Company had written off the unamortized debt financing costs for the $450 million Term Loan as the fair value of the debt was deemed to be at face value. The benefit to interest and other income represents the reversal of such debt financing costs that were charged to the consolidated statement of operations from February 9, 2010 to May 10, 2010. This resulted in a net benefit adjustment amounting to $11.1 million.
(5)	The Company has net operating loss carry forwards and a full valuation allowance on its deferred tax assets. As a result, there is no tax impact on the adjustments identified in the unaudited pro forma condensed consolidated statement of operations for fiscal 2010.
(6)	Pro forma basic and diluted per-share numbers used in the per share calculation reflect the issuance of shares of the Successor and the cancellation of the shares of the Predecessor at the Emergence Date as if such shares were issued and cancelled, respectively, on December 29, 2009, which was the beginning of pro forma fiscal 2010. Additionally, initial vesting of restricted stock awards that occurred on May 10, 2010 was assumed to have occurred on December 28, 2009 and quarterly thereafter. Such vested restricted stock shares are included in the pro forma basic per-share numbers and unvested restricted stock awards are included in the pro forma diluted per-share numbers using the treasury stock method.

The following is a summary and analysis of our net sales, gross margin, operating expenses, interest and other income, net, interest expense and income tax provision for fiscal 2010 based on the unaudited pro forma condensed consolidated financial statements, historical fiscal 2009 and historical fiscal 2008.

		Predecessor
	Pro Forma for the Fiscal Year Ended December 26, 2010	Year Ended December 27, 2009	Year Ended December 28, 2008

Net sales	$1,168,306	$1,410,653	$2,281,803
Cost of sales	965,022	1,103,757	2,193,345
Gross profit	203,284	306,896	88,458
Gross margin	17%	22%	4%
Research and development	100,866	136,449	431,808
Sales, general and administrative	191,029	216,298	253,878
In-process research and development	—	—	10,800
Restructuring charges	(2,772)	46,852	11,161
Asset impairment charges	—	12,538	1,652,622
Operating income (loss)	(85,839)	(105,241)	(2,271,811)
Gain on deconsolidation of subsidiary	—	30,100	—
Interest and other income (expense), net	(741)	4,038	5,200
Interest expense	(38,444)	(50,976)	(105,536)
Reorganization items	370,340	(391,383)	—
Provision for income taxes	(3,741)	(597)	(62,865)

Total Net Sales Comparison for Fiscal 2010 and Fiscal 2009

Total pro forma net sales in fiscal 2010 decreased 17.2 percent compared to the total net sales in fiscal 2009. Approximately 19.4 percent or $273 million, of the decrease was attributable to our decision to exit a large portion of the wireless market and approximately 3.7 percent or $51.7 million was attributable to deferred revenue lost as a result of fresh start accounting required for the Successor. This decrease was offset by an approximately 5.9 percent, or $83.0 million, increase in sales in the embedded market where we recaptured business lost during the Chapter 11 Cases.

Total net sales for fiscal 2010 in the Successor and Predecessor periods were $764.7 million and $403.6 million, respectively. Aside from the difference in the number of days in the Successor and Predecessor periods, sales in the Successor period were higher due to the recapture of business lost in the embedded market partially offset by approximately $52 million of deferred revenue lost due to fresh start accounting.

Total Net Sales Comparison for Fiscal 2009 and Fiscal 2008

Total net sales in fiscal 2009 decreased 38 percent compared to the total net sales in fiscal 2008. The decrease in total net sales was primarily attributable to a 34 percent decrease in unit shipments. The decrease in unit shipments was largely due to (i) a decrease in customer demand for our products, spurred by a worldwide decrease in demand for Flash memory in addition to loss of business as a result of our filing for bankruptcy, and (ii) our strategic decision to exit a large portion of the wireless market. Partially offsetting the decrease in overall demand was an increase in customer purchases of buffer inventory in the period just prior to and after commencement of the Chapter 11 Cases.

Gross Margin; Operating Expenses; Interest and Other Income, Net; Interest Expense and Income Tax Provision

The following is a summary of gross margin; operating expenses; interest and other income, net; interest expense and income tax provision for fiscal 2010 based on the unaudited pro forma condensed consolidated financial statements, historical fiscal 2009 and historical fiscal 2008.

Gross margin

Our pro forma gross margin decreased by approximately five percent in fiscal 2010 compared to the gross margin in fiscal 2009. The decrease was primarily due to fresh start accounting related adjustments which included amortization of approximately $90.2 million of inventory mark-up, a charge of approximately $107.4 million on higher valuation of fixed assets and a decrease in revenues due to “fresh start” accounting adjustments that eliminated some of our revenue (See Note 2). The overall decrease was partially offset by lower expenses resulting from operating efficiencies in factory utilization, a product mix shift from wireless to embedded products and better pricing from suppliers during the year.

For fiscal 2010, gross margin in the Successor period, which was impacted by the fresh start accounting adjustments, was 15%, while gross margin in the Predecessor period was 32%. The fresh start accounting-related adjustments for the Successor included amortization of approximately $90.2 million of inventory mark-up, a charge of approximately $64.6 million on higher valuation of fixed assets and a decrease in revenues due to the elimination of deferred revenue. The overall decrease in the Successor’s gross margin was partially offset by lower expenses resulting from operating efficiencies in factory utilization, a product mix shift from wireless to embedded products and better pricing from suppliers.

Our gross margin increased by approximately 18 percent in fiscal 2009 compared to the gross margin in fiscal 2008. Our gross margin in fiscal 2009 was higher primarily due to (i) the $253.2 million write-down of inventory in 2008, which is described below; (ii) certain fixed overhead costs and underutilization charges relating primarily to an advanced wafer fabrication facility in Aizu-Wakamatsu, Japan (SP1) in fiscal 2008 that did not fully reoccur in fiscal 2009 because we deconsolidated Spansion Japan in the first quarter of fiscal 2009; and (iii) a decrease in depreciation expense resulting from the write-down of certain manufacturing assets at the end of fiscal 2008. The increase in gross margin due to the aforesaid factors was partially offset by lower revenues in fiscal 2009 and an increase in fixed manufacturing costs resulting from the underutilization of our factories, primarily in the first quarter of 2009.

Research and development

Our pro forma research and development, or R&D, expenses decreased by approximately 26 percent in fiscal 2010 compared to the fiscal 2009 research and development expenses. The decrease in pro forma R&D expenses were primarily due to lower operational expenses incurred in fiscal 2010 of approximately: (i) $26.8 million as a result of the closure of our Sub-micron Development Center (SDC) located at Sunnyvale, California in fiscal 2009; and (ii) $7.1 million as a result of the closure of R&D operations in certain of our foreign final manufacturing locations.

For fiscal 2010, R&D expenses for the Successor were $65.4 million, which included, among other items, approximately (i) $36.4 million of labor costs, (ii) $5.6 million of expenses relating to outside service providers, (iii) $6.3 million of material costs and (iv) $17.1 million of building and other allocated operating expenses.

For fiscal 2010, R&D expenses for the Predecessor were $35.1 million, which included, among other items, approximately (i) $22.8 million of labor costs, (ii) $3.7 million of expenses relating to outside service providers, (iii) $1.8 million of material costs and (iv) $4.3 million of building and other allocated operating expenses

Research and development expenses decreased by approximately 68 percent in fiscal 2009 compared to the fiscal 2008 research and development expenses. The decrease in research and development expenses was primarily due to: (i) labor cost savings of approximately $96.4 million from shutdowns, furloughs and workforce reductions, and material cost and technology savings of approximately $32.0 million, resulting from our continued efforts to reduce costs and conserve cash in fiscal 2009; (ii) a decrease of approximately $57.1 million in depreciation expense resulting from the write-down of certain long-lived assets at the end of fiscal 2008, which significantly reduced the cost basis of our depreciable assets; (iii) a decrease of approximately $49.9 million in research and development expenses related to Spansion Japan as a result of the deconsolidation; (iv) a decrease of approximately $31.3 million attributable to the shutdown of our SDC in April 2009; (v) a decrease of approximately $17.8 million in outside services including engineering, software and consulting services and travel expenses due to cost reduction measures; and (vi) a decrease of approximately $5.7 million research and development expenses related to Spansion Israel Ltd. as a result of its workforce reduction.

Sales, general and administrative

Our pro forma sales, general and administrative, or SG&A, expenses in fiscal 2010 decreased by approximately 12 percent compared to the fiscal 2009 SG&A expenses. This decrease was principally due to (i) a decrease of approximately $12.9 million in expense for doubtful accounts; (ii) savings of approximately $16.6 million in labor costs and approximately $6.2 million relating to a planned reduction of information technology expenses; and (iii) the Successor’s allocation based on utilization, of approximately $5.9 million of information technology charges from SG&A to R&D and Cost of Goods Sold. The information technology charges were not allocated to other functional areas in the Predecessor.

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

For fiscal 2010, SG&A expenses for the Successor were $122.5 million, which included, among other items, approximately (i) $49.3 million of labor costs, (ii) $51.1 million of expenses relating to outside service providers and (iii) $14.5 million of building and other allocated operating expenses.

For fiscal 2010, SG&A expenses for the Predecessor were $68.1 million, which included, among other items, approximately (i) $25.9 million of labor costs, (ii) $25.1 million of expenses relating to outside service providers and (iii) $6.6 million of building and other allocated operating expenses.

SG&A expenses in fiscal 2009 decreased by approximately 15 percent compared to the fiscal 2008 SG&A expenses. The decrease in SG&A expenses in fiscal 2009 was primarily due to: (i) labor cost savings of approximately $27.4 million from workforce reductions; (ii) a decrease of approximately $20.7 million in professional services fees; and (iii) a decrease of approximately $6.8 million in travel expenses and $8.6 million in other miscellaneous operating expenses including reductions in building cost, supplies, repair, employee training and development, and telecommunication expenses. Further, as a result of the deconsolidation of Spansion Japan, SG&A expenses attributable to Spansion Japan decreased to $4.3 million for fiscal 2009, from $27.3 million for fiscal 2008.

The decrease in SG&A expenses was partially offset by an increase of approximately $19.8 million in provisions for doubtful accounts and approximately $43.2 million in provisions for litigation and other related matters, which occurred in the first quarter of fiscal 2009.

In-process research and development (IPR&D)

In the first quarter of fiscal 2008, we expensed $10.8 million of IPR&D charges in connection with the acquisition of Saifun Semiconductor Ltd. (subsequently renamed as Spansion Israel Ltd). Projects that qualify as IPR&D are those that have not reached technological feasibility and have no alternative future use at the time of the acquisition. We did not have a similar charge during fiscal 2009 or pro forma fiscal 2010.

For fiscal 2010, we did not have any similar charge for the Successor and Predecessor since none of the projects had moved to production.

Restructuring charges

Our pro forma restructuring charges for fiscal 2010 were lower by approximately $49.6 million compared to the fiscal 2009 restructuring charges. The decrease in restructuring charges was primarily due to: (i) approximately $ 39.4 million of lower cash settled restructuring charges on employee severance pay and benefits, professional fees, and relocation of property, plant and equipment in the second quarter of fiscal 2010; (ii) an approximately $5.5 million gain on the sale of SDC fixed assets; (iii) increase of approximately $0.6 million gain from the sale of our plant in Suzhou, China in fiscal 2010 when compared to fiscal 2009; and (iv) an approximately $1.7 million lower depreciation and fixed assets write-offs.

For fiscal 2010, there were no restructuring charges in the Successor period while there was a $2.8 million restructuring credit for the Predecessor which was primarily due to approximately (i) $1.4 million of employee severance charges, (ii) $6.5 million of fixed asset relocation, depreciation and disposal charges and which was offset by approximately $5.5 million, and (iii) $5.2 million of gains on sale of fixed assets and sale of our Suzhou plant, respectively.

In fiscal 2009, we implemented various restructuring measures, including workforce reductions of approximately 3,200. The related restructuring charges, primarily comprised of severance costs and other related costs, were $46.9 million for fiscal 2009.

In fiscal 2008, we incurred $11.2 million of restructuring charges.

Asset impairment charges

In accordance with the guidance in ASC Topic 360, Property, Plant, and Equipment we did not record any impairment charges as there are no impairment triggers for pro forma fiscal 2010.

In accordance with the guidance in ASC Topic 360, Property, Plant, and Equipment, we did not record any impairment charges as there were no impairment triggers for the Predecessor or Successor for fiscal 2010.

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

Gain on deconsolidation of subsidiary

Effective March 3, 2009, we deconsolidated Spansion Japan because, despite our 100 percent ownership interest, we were no longer deemed to control Spansion Japan as a result of the appointment of a trustee in the Spansion Japan Proceeding. The gain recognized upon deconsolidation of Spansion Japan was $30.1 million gain, which represents the difference between the carrying value of our investment in and receivables from Spansion Japan immediately before deconsolidation and the estimated fair value of our retained non-controlling interest in Spansion Japan, which was zero then and as of December 27, 2009. We did not have a similar gain during either pro forma fiscal 2010 or fiscal 2008.

We did not have a similar gain for the Successor and Predecessor periods in fiscal 2010.

Interest and other income, net

Our pro forma interest and other income, net, decreased by approximately $4.8 million in fiscal 2010 compared to the fiscal 2009 interest and other income, net. The decrease was mainly due to approximately $3.0 million in impairment charges on certain investments in privately held companies during fiscal 2010. In addition, interest and other income, net, was lower due to a decrease in our average investment portfolio yield as a result of decrease of approximately $85.0 million on our investment in Auction Rate Securities (ARS) which earned higher interest as compared to the yields on our cash and cash equivalents. The decrease is partially offset by preferential claim payments received during the last quarter of fiscal 2010 of $0.7 million.

For fiscal 2010, interest and other income, net, was $0.2 million in the Successor period and was an expense of $2.9 million in the Predecessor period, which primarily consisted of approximately $3.0 million in impairment charges on certain investments in privately held companies.

Interest and other income, net, decreased by approximately $1.2 million in fiscal 2009 compared to the fiscal 2008 interest and other income, net. The decrease in interest and other income, net, was mainly due to the combined effect of decreases in our invested cash, cash equivalents and ARS balances, and a decrease in our average investment portfolio yield of approximately 1.9 percent.

Interest expense

Our pro forma interest expense decreased by $12.5 million in fiscal 2010 compared to the fiscal 2009 interest expense. The decrease was mainly due to: (i) no accretion of interest on settlement agreement with Spansion Japan in fiscal 2010 compared to $3.6 million in fiscal 2009; (ii) $2.6 million lower accretion of interest on long term license and other software contract obligations in fiscal 2010; (iii) $3.3 million related to lesser interest expense on capital leases in fiscal 2010 as a result of lease buy-outs, terminations upon expiration of lease term and lease rejections as a result of reorganization efforts in fiscal 2009; (iv) $2.2 million in interest expense as a result of deconsolidation of Spansion Japan effective March 3, 2009; and (v) $0.9 million reduction in interest on UBS loan due to repayment of the loan in May 2010.

For fiscal 2010, interest expense in the Successor period was $24.2 million, of which $23.5 million was related to interest costs associated with our Term Loan and Senior Note. For fiscal 2010, interest expense in the Predecessor period was $30.6 million, of which $28.3 million was related to interest costs associated with our FRNs and Term Loan.

Interest expense decreased by approximately $54.6 million in fiscal 2009 as compared to the fiscal 2008 interest expense. The decrease in interest expense was primarily due to decreases of approximately:

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

The pro forma average interest rate on our debt portfolio was for fiscal 2010 was 7.01 percent. The average interest rate on our debt portfolio was 3.44 percent in fiscal 2009 compared to 6.14 percent for fiscal 2008.

Reorganization items

Our pro forma reorganization items of $370.3 million for fiscal 2010 primarily consisted of a gain of approximately $434.0 million which resulted from the discharge of pre-petition obligations, and a gain of approximately $22.5 million, which resulted from settlement of rejected capital leases and various license agreements. The overall gain was partially offset by (i) approximately $59.5 million in professional fees, (ii) approximately $12.7 million of debt financing costs written-off, (iii) approximately $10.8 million in adjustments related to accrued claims and cancellation of old equity incentive plans, and (iv) approximately $7.0 million of withholding tax liability related to a foreign subsidiary.

For fiscal 2010, there were no reorganization items in the Successor period. For the Predecessor period, Reorganization items were the same as our pro forma reorganization items as described above.

Reorganization items for fiscal 2009 were comprised of a provision for expected allowed claims of approximately $354.9 million related primarily to rejection or repudiation of executory contracts and leases and the effects of approved settlements and approximately $37.1 million for professional fees. No corresponding charges were incurred in fiscal 2008.

Income tax provision

We recorded pro forma income tax expense of $3.7 million in fiscal 2010. We recorded income tax expense of $0.6 million in fiscal 2009 and $62.9 million in fiscal 2008.

Pro forma income tax expense recorded for the period from May 11, 2010 to December 26, 2010 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily due to our inability to benefit from U.S. operating losses due to lack of a history of earnings and income that was earned and tax effected in foreign jurisdictions with different tax rates.

Pro forma income tax expense recorded for fiscal 2010 differs from the income tax expense that would be derived by applying a U.S. statutory 35 percent rate to the income before income taxes primarily due to the exclusion of cancellation of debt income as taxable income, our inability to benefit from U.S. operating losses after exclusion of cancellation of debt income due to a lack of a history in earnings, and income that was earned and tax effected in foreign jurisdictions with different tax rates.

The income tax expense recorded for fiscal 2009 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily due to our inability to benefit from U.S. operating losses due to lack of a history of earnings and income that was earned and tax effected in foreign jurisdictions with different tax rates.

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

For fiscal 2010, income tax expense in the Successor and Predecessor periods was $2.1 million and $1.6 million, respectively.

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

Our cash flows for fiscal 2010, fiscal 2009 and fiscal 2008 are summarized as follows:

	Year Ended December 26, 2010
	Successor	Predecessor	Predecessor	Predecessor
	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009	Year Ended December 28, 2008
		(in thousands)
Net cash provided by operating activities	$66,319	$1,359	$236,549	$262,552
Net cash provided by (used in) investing activities	(22,169)	76,686	(62,833)	(331,746)
Net cash provided by (used in) financing activities	30,238	(148,219)	37,895	8,752
Effect of exchange rate changes on cash	178	—	(3,095)	(22,263)

Net increase (decrease) in cash and cash equivalents	$74,566	$(70,174)	$208,516	$(82,705)

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

On February 2, 2010, the Company and Spansion Japan entered into a foundry agreement whereby the Company agreed to purchase from Spansion Japan: (i) a minimum of 10 billion yen (equivalent to $120.7 million at December 26, 2010) worth of wafers over six quarters, beginning with the first quarter of 2010 and ending with the second quarter of 2011; and (ii) minimum sort services of $7.7 million for the first quarter of 2010 and $8.9 million for each quarter from the second quarter of 2010 to the second quarter of 2011, with both sort services and wafer production to be subject to normal and customary foundry performance conditions. On March 29, 2010, the Company and Spansion Japan executed various agreements implementing the Settlement including the purchase of Spansion Japan’s distribution business, which was consummated on May 24, 2010 for a total cash purchase price of $13.1 million. With the acquisition of Spansion Japan’s distribution business, all material conditions of the Settlement were fulfilled and the receivable and payable balances due from/to Spansion Japan as of October 27, 2009 (the end of the Disputed Period) were offset. All transactions with Spansion Japan are now being settled on a regular basis on mutually agreed upon terms.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

On October 20, 2010, the claims agent entered into an agreement with Spansion Japan to settle all claims asserted by and between Spansion Japan and the chapter 11 estates of the Debtors. Spansion Japan had asserted a claim for approximately $936 million related to damages allegedly incurred as a result of our rejection of our foundry agreement with Spansion Japan. The claims agent had been engaged in litigation with Spansion Japan over the amount of damages sustained by Spansion Japan, and this claim was settled by the claims agent for $200 million. As part of the agreement, Citigroup Global Markets Inc. (Citi), which was not a party to this litigation, purchased the rejection damages claim from Spansion Japan for $100 million in cash. The Company purchased 85% of the allowed claim from Citi for a cash payment of $85 million. The remaining 15% of the allowed claim continued to be held by Citi. All approved claims entitled the claimholder to receive shares of common stock of the Company in accordance with the terms of the Bankruptcy Court-approved Plan of Reorganization. Our purchase of this claim was recorded as an adjustment to the Successor’s Stockholders’ Equity. See the Consolidated Statement of Stockholders’ Equity (Deficit) for more information.

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

The Plan of Reorganization under the Chapter 11 Cases included a valuation analysis of the Company’s enterprise value that was prepared with the assistance of a financial advisor and determined the Company’s enterprise value to be in the range of $700 million to $850 million.

The valuation analysis utilized three primary methodologies in deriving the enterprise value: (i) a comparable company analysis, (ii) a comparable mergers & acquisition transactions analysis, and (iii) a discounted cash flow analysis which utilized a weighted average cost of capital of 15.0% after taking into the after-tax free cash flows provided in the projections plus an estimate for the value of the Company beyond the period of 2010 to 2012, referred to as the terminal value. The terminal growth rate was determined to be in the range of negative 2.5% to positive 2.5% based on the review of the Company’s projections, management’s current outlook and industry data. A sensitivity analysis was also undertaken to determine that either (i) the full operating impact of the projections did not occur or (ii) the Company did not transition to the asset-light model strategy.

The Bankruptcy Court-approved distributable value was the total distributable value of the debtors’ estate submitted for approval to, and approved by, the Bankruptcy Court in the Chapter 11 Cases, and was calculated as the sum of the following:

(1)	The estimated value of the reorganized debtor’s operations on a going concern basis (i.e., the enterprise value); plus

(2)	Other assets that provide additional value to the debtor’s estates (for example, cash and cash equivalents estimated to be on hand as of the effective date of the Plan of Reorganization); minus

(3)	Amounts settled in the settlement of administrative claims.

In determining the Bankruptcy Court-approved distributable value, the Bankruptcy Court also considered the valuation analysis prepared by a financial advisor (using a similar methodology as described above) for creditors which determined the enterprise value to be in the range of $799 million to $944 million. The Bankruptcy Court, after reviewing the above valuation analyses, concluded that the enterprise value of the Company should be in the $872 million to $944 million range, with an additional increase to the enterprise value by approximately $496 million for Bankruptcy Court-approved distributable value as well as the settlement of administrative claims. Based on the Bankruptcy Court-approved enterprise value ranges and

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

guidance, the Company estimated the enterprise value of the Successor to be approximately $1.5 billion. The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in management’s projections, as well as the realization of certain other assumptions. We cannot provide any assurance that the projections will be achieved or that the assumptions will be realized. The excess equity value (using the midpoint of the range) over the fair value of tangible and identifiable intangible assets has been reflected as goodwill on the Consolidated Fresh Start Balance Sheet. All estimates, assumptions, valuations, appraisals and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company’s control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and the financial projections will be realized, and actual results could vary materially.

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

(l)	Intangible Assets. An adjustment of $198.3 million was recorded (for developed technology, customer relationships, trade name and in-process research and development (IPR&D) based on fair values determined by the Company. As part of its application of fresh start accounting, the Company allocated the reorganization value to its assets and liabilities, including intangible assets using discounted cash flow methodology applied to its financial forecasts and also taking into consideration the enterprise value of the Successor based on the Bankruptcy Court approved enterprise value ranges and methodologies (see “Fresh Start Consolidated Balance Sheet” section of Note 2 for discussion of the enterprise value). See Note 6 for details;

(m)	Goodwill. An adjustment of $162.3 million was recorded to reflect the allocation of the reorganized enterprise value of the Successor in excess of the fair value of tangible and identified intangible net assets. See Note 6 for details;

(n)	Accounts Payable and Other Accrued Liabilities. The increase of $25.4 million in Accounts Payable primarily related to the recording of a $25.2 million legal liability arising from the implementation of the Company’s litigation reserve policy upon the adoption of fresh start accounting, see Note 3 for details. The increase of $19.8 million in other accrued liabilities was primarily due to $16.4 million of liabilities reclassified from deferred income, a $1.3 million increase to an existing liability which was previously discounted to its net present value (when the liability was deemed to be long term in previous accounting periods and which was deemed to be short term as of the Emergence Date) and a $1.4 million accrual for committed purchase orders to vendors;

(o)	Deferred Income. An adjustment of $39.5 million was recorded to reduce deferred income to the fair value of the Company’s related future performance obligations. Of the net fresh start adjustment of $47.5 million noted in (o) in the above table, $39.5 million related to deferred income as discussed above and $8.0 million related to other deferred revenue balances set-off against accounts receivable balances (see (r) below for details);

(p)	New Common Stock. All Old Common Stock of the Predecessor was cancelled and the Successor issued New Common Stock in accordance with the Plan. See Note 4 for details;

(q)	Elimination of allowance for doubtful accounts (AFDA). Upon the adoption of fresh start accounting, all of the Predecessor’s reserves including AFDA are eliminated as the Successor commences operations as a new entity. Therefore, the remaining AFDA balance of $58.7 million prior to the adoption of fresh start accounting was eliminated by setting off the reserves against their original accounts receivable balances;

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

Revenue Recognition

The Company recognizes revenue from product sales to original equipment manufacturers (OEMs) when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured. The Company records reserves for estimated customer returns based on historical experience.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company sells directly to distributors under terms that provide for rights of return, stock rotation and price protection guarantees. Since the company is unable to reliably estimate the returns under the stock rotation rights to its distributors, the Company defers the recognition of revenue and related product costs on these sales as deferred income until the product is resold by its distributors. The Company also sells some of its products to certain distributors under sales arrangements that do not allow for rights of return or price protection on unsold products. The Company recognizes revenue on these sales when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured.

Until December 2008, Spansion Japan had one distributor. Spansion Japan’s sales to the distributor were governed by a distribution agreement which provided that goods were on consignment until shipment to end customers. Revenue was recognized upon sale to the end customer where (i) there was evidence of an arrangement, (ii) delivery had occurred, (iii) pricing was determinable and (iv) collections were assured. Inventory held on consignment by the distributor was included in the Company’s inventory.

In December 2008, Spansion Japan added a second distributor. Revenue was recognized when (i) the distributor re-sold the Company’s products to either end customers or sub-distributors with no stock rotation privileges, (ii) there was evidence of an arrangement, (iii) delivery had occurred, (iv) pricing was determinable and (v) collections were assured. The Company deferred the revenue recognition since it was not able to reasonably estimate the rate of returns or the pricing concessions that would be provided to the distributor for such sales. The Company recorded deferred revenue net of deferred cost of sales until revenue was recognized.

In February 2009, the Company amended its distribution agreement with its first distributor. As a result, the Company recorded revenue in the same manner applied to shipments to its other distributor. Revenue was recognized when (i) the distributor re-sold the Company’s products to either end customers or sub-distributors with no stock rotation privileges, (ii) there was evidence of an arrangement, (iii) delivery had occurred, (iv) pricing was determinable and (v) collections were assured. The Company deferred the revenue recognition since it was not able to reasonably estimate the rate of returns or the pricing concessions that would be provided to the distributor for such sales. The Company recorded deferred revenue net of deferred cost of sales until revenue was recognized.

For all of the above periods, the related costs of sales were recognized concurrent with revenue recognition.

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

Other Accrued Liabilities

The primary components of other accrued liabilities at December 26, 2010 and December 27, 2009 were as set forth below:

	December 26, 2010	December 27, 2009
	(in thousands)
Spansion Japan Global Settlement reserve	$10,000	$46,816
Litigation reserve	43,034	—
Other	56,410	65,860

Total	$109,444	$112,676

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

6. Intangible Assets and Goodwill

As part of its application of fresh start accounting, the Company allocated the reorganization value to its assets and liabilities, including intangible assets using discounted cash flow methodology applied to its financial forecasts and also taking into consideration the enterprise value of the Successor based on the Bankruptcy Court approved enterprise value ranges and methodologies (See Note 2 for discussion of the enterprise value). Amortizable intangible assets included developed

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

technology, customer relationships, trade name and trademarks and their estimated useful lives are between seven to ten years. Indefinite-lived assets included IPR&D and goodwill.

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

The Company determined the fair value of the Company’s intangible asset classes using the income approach (which utilizes the discounted cash flow (DCF) methodology) as follows:

The DCF methodology included the use of financial projections for fiscal 2010 through fiscal 2018. For this analysis, cash flows are net of requirements for future working capital and capital expenditures.

Under the income approach, using DCF analysis, the Company specifically employed the excess earnings method (EEM) and relief-from-royalty method (RRM) and selected the most appropriate methodology to value its intangible assets as described below.

The EEM is commonly used to value intangible assets when revenue and earnings attributed to those assets can be readily determined. This valuation technique produces the value of an asset using the discounted future earnings specifically attributed to that asset (i.e., in excess of returns for other assets that contributed to those earnings). Using this method, the value of an asset is a function of (i) the projected revenue and earnings generated by the asset, (ii) the expected economic life of the asset, (iii) the contributory asset charges that would be paid to the requisite operating assets, and (iv) a discount rate that reflects the level of risk associated with receiving future cash flows.

The RRM is commonly used to value intangible assets that may be licensed to third parties, such as trade names. This valuation technique is based on the premise that in lieu of ownership of the asset, a firm would be willing to pay a royalty to a third party for the use of that asset; the owner of the asset is therefore spared this cost. The value of the asset is estimated by this cost savings, or the relief from the royalty that would otherwise be paid. Using this method, the value of an asset is a function of: (i) the projected revenue attributable to the products and/or services utilizing the asset; (ii) the expected economic life of the asset; (iii) the royalty rate (as a percent of revenue) that would hypothetically be charged by a licensor of the asset to an unrelated licensee; and (iv) a discount rate that reflects the level of risk associated with receiving future cash flows (cost savings) attributable to the asset.

Set forth below is a summary of the intangible assets that the Company valued along with the significant assumptions utilized within the DCF methodology.

Developed Technology (RRM)

The Company valued its developed technology by referencing the amount of royalty revenue that could be generated if it was licensed to a third party in an arm’s-length transaction. The Company determined that the appropriate royalty rate for its developed technology would be 4.0% based on comparable royalty agreements. The royalty rate was then tax affected based on an effective tax rate of 40.0% to derive a 2.4% after-tax royalty rate. The royalty revenue projections associated with the developed technology were estimated from product sales relating to 90nm, 110nm, 130nm, 170nm, 200nm, 230nm and 320nm process technologies. The Company also included 35% of the revenue forecasted for product sales with 65nm density, as revenues from products relating to that specific process technology were partially leveraged from the developed technology. The Company estimated the remaining economic life of the developed technology at 4 to 6 years and applied a discount rate of 13.5% in the DCF model, a rate similar to the Company’s internal rate of return, as it determined that the risks associated with the developed technology were similar to the risks of the overall business.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

In-Process Research & Development (EEM)

The Company estimated revenue projections associated with IPR&D using product sales relating to 65nm process technologies. The Company carved out 35% of the revenue projection as the IPR&D partially leverages the developed technology, as mentioned above. The operating cash flows were then tax effected at 40.0% to arrive at after-tax operating cash flows. The Company applied a discount rate of 17.5%, representing a premium of 5.0% over the internal rate of return, reflecting the risk associated with bringing the technology to a commercially viable stage.

Customer Relationships (EEM)

The Company applied an expected annual customer attrition rate based on its analysis of historical sales data by customer in light of management’s expectations. The Company estimated the economic life of customer relationships at approximately 9 to 10 years. After application of the customer attrition rate, costs of sales and operating expenses, operating cash flow was then tax affected at 40.0% to arrive at after-tax cash flows. The Company applied a 13.5% discount rate, a rate similar to the Company’s internal rate of return, as it determined that the risks associated with customer relationships were similar to the risks of the overall business.

Trade Name (RRM)

The Company determined that the appropriate royalty rate for trade names should be 0.2% based on comparable royalty agreements. The royalty rate was then tax affected at 40.0% to derive a 0.1% after-tax royalty rate. The Company estimated its trade names to have a useful life of approximately 5 to 7 years. The Company applied a 13.5% discount rate, a rate similar to the Company’s internal rate of return, as it determined that the risks associated with trade names were similar to the risks of the overall business.

Developed Technology

The Company’s developed technology primarily relates to the design and manufacture of NOR Flash memory products and includes existing semiconductor manufacturing processes, memory cell architectures and chip designs that underlie both of its wireless and embedded Flash memory products. While chip designs typically vary, the underlying manufacturing processes and memory cell architectures are common to both wireless and embedded products.

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

The fair value and projected costs to complete for each such project are as set forth below:

Product Family	Project Number	Fair value at May 10, 2010	Projected costs to complete at May 10, 2010
		(dollars in thousands)
GL-S	98661	$2,929	$16,601
	98290	12,644	4,191
	98223	8,354	4,786
	98410	4,150	20,603
	98741	3,714	2,649

FL-S	98289	4,160	5,545
	98222	5,365	14,858
	98740	1,683	6,267

Total		$43,000	$75,500

The GL-S product family utilizes MirrorBit technology and supports the high reliability and high density required in automotive, consumer electronics, gaming, and telecommunication network applications. The FL-S product family also utilizes MirrorBit technology and supports the high density, high performance and low cost required in automotive and consumer applications such as dashboard displays and set-top boxes.

Additional data regarding these projects, including the percentage complete at acquisition (emergence) date and the timeframe in which the Company anticipates benefiting from the projects, are as set forth below:

Product Family	Project Number	% Complete at Acquisition Date	% Complete as of March 27, 2011	Anticipated Completion Date	Anticipated Revenue Start
GL-S	98661	40%	90%	Completed	Q2 ‘11
	98290	10%	85%	Completed	Q2 ‘11
	98223	5%	75%	Completed	Q3 ‘11
	98410	5%	60%	10/2011	Q4 ‘11
	98741	3%	70%	Completed	Q3 ‘11

FL-S	98289	3%	10%	2/2012	Q1 ‘12
	98222	20%	75%	9/2011	Q4 ‘11
	98740	5%	25%	10/2011	Q4 ‘11

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Our cash balances are held in numerous locations throughout the world but primarily held in the United States. As of December 26, 2010, we had cash and cash equivalents of $320.3 million held within the United States and $9.0 million held outside of the United States. Most of the amounts held outside the United States may be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Further, repatriation of some foreign balances may be restricted by local laws. As of December 26, 2010, we have not provided for U.S. federal and state income taxes on approximately $74.4 million of undistributed earnings of non-United States subsidiaries, as such earnings are considered indefinitely reinvested outside the United States. Although we have no current need to do so, if we repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income tax, less applicable foreign tax credits, and reduced by the current amount of our U.S. federal and state net operating loss and tax credit carry forwards. Accordingly, we do not reasonably expect any material effect on our business, as a whole, or to our financial flexibility with respect to our current cash balances held outside of the United States.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Predecessor:
Balance at December 30, 2007	$2,574
Additions based on tax positions related to the current year	1,132
Additions for tax positions of prior years	19
Reductions for tax positions of prior years	(763)
Settlements	(149)

Balance at December 28, 2008	$2,813

Additions based on tax positions related to the current year	$895
Additions for tax positions of prior years	344
Reductions for tax positions of prior years	(2)
Settlements	—

Balance at December 27, 2009	$4,050

Additions based on tax positions related to the current year	10,000
Additions for tax positions of prior years	31
Reductions for tax positions of prior years	(2,535)
Settlements	—
Lapse of statue of limitations	(31)

Balance at May 10, 2010	$11,515

Successor:
Balance at May 11, 2010	$11,515
Additions based on tax positions related to the current year	42,071
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2)
Settlements	—
Lapse of statue of limitations	—

Balance at December 26, 2010	$53,584

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

The following table presents a summary of net sales by geographic areas for the periods presented:

	Year Ended December 26, 2010		Predecessor	Predecessor
	Successor	Predecessor
	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009	Year Ended December 28, 2008
		(in thousands)
Geographical sales(1):
Net sales to end customers:
United States of America	77,243	37,715	$218,291	$307,039
China	264,125	140,014	374,827	669,231
Korea	27,341	19,436	109,008	238,370
EMEA	114,445	67,477	214,981	351,052
Others	91,402	58,860	144,380	63,972
Net sales to related parties:
Japan(2)	190,131	80,117	349,166	652,139

Total	764,687	403,619	$1,410,653	$2,281,803

(1)	Geographical sales are based on the customer’s bill-to location.
(2)	Net sales to Japan is comprised of net sales to Fujitsu of $50,208 during January and February 2009 and net sales to Spansion Japan of $298,958 from March through December 2009. During the second quarter of fiscal 2010, the Company a) purchased Spansion Japan’s distribution business and began distributing its products in Japan through its wholly owned subsidiary, Nihon Spansion Limited, and b) began selling its products directly to Fujitsu through Nihon Spansion Limited.

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

The Company believes that the reasonably possible likelihood of potential loss or range of loss in this case cannot be reasonably estimated at this time.

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

DIRECTOR COMPENSATION

Spansion uses a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. Our independent director compensation is determined by the Board of Directors acting upon the recommendation of the Compensation Committee. In setting director compensation, our Board of Directors considers, among other things, the significant amount of time that directors spend in fulfilling their duties, the skill-level required by directors and competitive market data. Directors who are also employees of Spansion, or who are otherwise determined to not be independent, receive no additional compensation for service as a director. We may reimburse any of our directors for travel, lodging and related expenses they incur in attending Board of Directors and Board committee meetings.

Cash Compensation

During fiscal 2010, effective as of May 10, 2010, our current independent directors received fees for their services as set forth in the table below. Board retainer and meeting fees have not changed for fiscal 2011. All annual cash compensation is paid in quarterly installments.

Annual Retainer (1)	$60,000

Additional Annual Retainers
Chairperson	$60,000
Audit Committee Chair	$20,000
Compensation Committee Chair	$20,000
Nominating and Corporate Governance Committee Chair	$10,000

Fees for serving on a Board Committee (2)	$5,000

Fees Per Board Meeting in Excess of Ten Board Meetings (3)	$2,000

(1)	All independent directors, including directors serving as Chairperson, receive this annual retainer.
(2)	All independent directors serving on a Board Committee, excluding directors serving as Chairperson and Committee Chairs, receive this annual fee.
(3)	If in any calendar year an independent director is required to and does attend more than an aggregate of ten meetings of (i) our Board of Directors, and (ii) the specific Board committees (including ad hoc Board committees) on which he or she serves, such director will receive $2,000 for each Board of Directors or Board committee meeting attended in person, or $1,000 for each Board of Directors or Board committee meeting attended by telephone, in excess of ten meetings.

Prior to May 10, 2010, our independent directors received fees for their services as set forth in the table below. All annual cash compensation was paid in quarterly installments.

Annual Retainer (1)	$54,000

Additional Annual Retainers
Chairperson	$90,000
Audit Committee Chair	$13,500
Compensation Committee Chair	$6,750
Finance Committee Chair	$6,750
Nominating and Corporate Governance Committee Chair	$6,750

Fees Per Board Meeting in Excess of Eight Board Meetings (2)	$1,800

Fees Per Committee Meeting in Excess of 12 Committee Meetings (2)	$1,800

(1)	All independent directors, including directors serving as Chairperson, received this annual retainer.
(2)	If in any calendar year an independent director was required to and did attend (i) more than eight meetings of our Board of Directors, such director received $1,800 for each Board meeting attended in excess of eight, or (ii) more than 12 meetings of a specific Board committee on which he served, such director received $1,800 per such Board committee meeting in excess of 12.

Equity-Based Incentive Compensation

Currently, each independent director receives an initial stock option award exercisable for 25,000 shares of our Class A Common Stock and an initial restricted stock unit award of 15,000 units that convert upon vesting into 15,000 shares of our Class A Common Stock. These awards are made upon the director’s appointment to our Board of Directors. In addition:

•

an independent director who serves as Chairperson of the Board will receive an additional initial stock option award exercisable for 35,000 shares of our Class A Common Stock and an additional initial restricted stock unit award of 25,000 units that convert upon vesting into 25,000 shares of our Class A Common Stock;

•

independent directors who serve as Chairs of the Audit or Compensation Committees will receive an additional initial stock option award exercisable for 30,000 shares of our Class A Common Stock and an additional initial restricted stock unit award of 10,000 units that convert upon vesting into 10,000 shares of our Class A Common Stock; and

•

an independent directors who serves as Chair of the Nominating and Governance Committee will receive an additional initial stock option award exercisable for 15,000 shares of our Class A Common Stock and an additional initial restricted stock unit award of 5,000 units that convert upon vesting into 5,000 shares of our Class A Common Stock.

For each year of continued service starting with fiscal 2011, independent directors shall receive an annual stock option award exercisable for 20,000 shares of our Class A Common Stock and an annual restricted stock unit award of 7,500 units that convert upon vesting into 7,500 shares of our Class A Common Stock. In addition, for each year of continued service starting with fiscal 2011:

•

an independent director serving as the Chairperson of the Board will receive an additional annual stock option award exercisable for 30,000 shares of our Class A Common Stock and an additional annual restricted stock unit award of 12,500 units that convert upon vesting into 12,500 shares of our Class A Common Stock;

•	independent directors serving as Chairs of the Audit or Compensation Committees will receive an additional annual stock option award exercisable for 25,000 shares of our Class A Common Stock and an additional annual restricted stock unit award of 7,500 units that convert upon vesting into 7,500 shares of our Class A Common Stock; and

•

an independent director serving as Chair of the Nominating and Governance Committee will receive an additional annual stock option award exercisable for 12,500 shares of our Class A Common Stock and an additional annual restricted stock unit award of 3,750 units that convert upon vesting into 3,750 shares of our Class A Common Stock.

All of the stock options and restricted stock unit awards granted to our independent directors starting in fiscal 2010 vest in equal installments quarterly until the third anniversary of the grant date.

All annual equity-based compensation is awarded to independent directors on the first trading day in April of each year. On such day, each independent director who joined our Board of Directors at or prior to September 30 of the previous year is entitled to receive a full annual equity award, while each independent director who joined our Board between October 1 and March 31 of the previous year shall receive an annual equity award prorated based on the number of months served.

Prior to May 10, 2010, each independent director received an initial stock option award and an initial restricted stock unit award, as well as annual stock option and restricted stock unit awards. However, all of these awards and the shares of our stock issued as a result of these awards were cancelled effective May 10, 2010.

Director Summary Compensation Table for Fiscal 2010

The following table provides information concerning compensation expense paid to or earned by each of our independent directors for fiscal 2010. Mr. Kispert, our President and Chief Executive Officer, does not receive additional compensation for his services as a director. Dr. Boaz Eitan, a former Executive Vice President and Chief Executive Officer, Spansion Israel, served as a member of our Board of Directors until May 10, 2010 and did not receive additional compensation for his services as a director.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards (2) ($)	Total ($)
Raymond Bingham	126,750	525,500	453,618	1,105,868
David K. Chao (3)	22,500	0	0	22,500
Eugene I. Davis	52,750	157,650	126,005	336,405
Hans Geyer	70,500	157,650	126,005	354,155
Donald L. Lucas (3)	94,425	0	0	94,425
Paul Mercadante	72,250	210,200	201,608	484,058
Ajay Shah	58,750	157,650	126,005	342,405
John M. Stich (3)	56,925	0	0	56,925
Clifton Thomas Weatherford	77,750	262,750	277,211	617,711

(1)	Mr. John H. Kispert, Spansion’s President and Chief Executive Officer, is not included in this table because he is an employee of Spansion. The compensation received by Mr. Kispert as an employee of Spansion is shown in the Fiscal 2010 Summary Compensation Table below.
(2)	Reflects the grant date fair value of each stock option and restricted stock unit award computed in accordance with FASB ASC Topic 718. The assumption used in valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010, filed with the Securities Exchange Commission on February 23, 2011. These amounts do not correspond to the actual value that will be recognized by the directors.
(3)	Messrs. Chao, Lucas and Stich resigned from the Board of Directors on May 10, 2010. All outstanding equity and equity awards held by them were cancelled at that time in connection with our emergence from bankruptcy.

As of December 26, 2010, the aggregate number of shares of Class A Common Stock underlying stock options and restricted stock unit awards for each of our independent directors was:

Name (1)	Aggregate Number of Shares Underlying Stock Options	Aggregate Number of Shares Underlying Restricted Stock Unit Awards
Raymond Bingham	90,000	50,000
David K. Chao	0	0
Eugene I. Davis	25,000	15,000
Hans Geyer	25,000	15,000
Donald L. Lucas	0	0
Paul Mercadante	40,000	20,000
Ajay Shah	25,000	15,000
John M. Stich	0	0
Clifton Thomas Weatherford	55,000	25,000

EXECUTIVE COMPENSATION AND RELATED MATTERS

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis presents material information necessary to understand the objectives and policies of our compensation program for the following current and former executive officers of Spansion:

•	John H. Kispert, President and Chief Executive Officer

•	Randy W. Furr, Executive Vice President and Chief Financial Officer

•	Ahmed Nawaz, Executive Vice President, Wireless Solutions Group

•	James P. Reid, Executive Vice President, Sales and Marketing

•	Thomas T. Eby, Former Senior Vice President, Strategy and Communications

Throughout this discussion and in the subsequent tables, these individuals are referred to as the “Named Executive Officers” and the Compensation Committee of the Board of Directors is referred to as the “Compensation Committee.”

Business Highlights

On March 1, 2009, Spansion filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). The Chapter 11 Cases have affected our compensation philosophy, strategy and programs for our employees, including our Named Executive Officers. On April 16, 2010, we received confirmation of our Plan of Reorganization from the U.S. Bankruptcy Court, and on May 10, 2010, we emerged from the Chapter 11 Cases. Upon our emergence from the Chapter 11 Cases, all of our existing equity securities, including all shares of our Class A Common Stock and stock option awards to purchase shares of our Class A Common Stock, were cancelled. From the beginning of fiscal 2010 through May 10, 2010, decisions regarding executive compensation were made by the former Board of Directors. Following emergence, the new Board of Directors and new Compensation Committee implemented a compensation program for the remainder of 2010. The compensation program is similar to our previous programs, and included merit increases for all employees (excluding the Named Executive Officers) and new short-term and long-term incentive programs.

When Spansion emerged from the Chapter 11 Cases, the Compensation Committee required the establishment of aggressive and challenging financial performance objectives for Spansion. A key objective in establishing these financial performance objectives is to ensure Spansion is positioned to deliver strong performance for our stockholders. Spansion’s actual 2010 performance results were assessed against these financial performance objectives when making compensation decisions for the Named Executive Officers.

Our executive officers successfully executed on the financial targets set for fiscal 2010 which were revenue (as defined in the Executive Incentive Plan (the “EIP”)) of $1.2 billion and operating profit margin (as defined in the EIP) of 13.9 percent. The actual fiscal 2010 revenue (as defined in the EIP) was $1.22 billion and the operating profit margin (as defined in the EIP) was 13.94 percent.

We have emerged from the Chapter 11 Cases a stronger company than when we entered bankruptcy. We believe we are well positioned to continue to deliver strong performance for our stockholders and customers.

Roles and Responsibilities

The role of the Compensation Committee is to oversee Spansion’s compensation strategies and programs for our executive officers, including total compensation for the Named Executive Officers. The role of Spansion’s management is to design Spansion’s executive compensation programs, policies and governance and make recommendations regarding these matters. Management is responsible for, among other things:

•	Reviewing the effectiveness of the compensation programs, including competitiveness and alignment with Spansion’s objectives;

•	Recommending changes to compensation programs, as may be required, to ensure achievement of all program objectives; and

•	Recommending salaries, bonuses and other awards for Named Executive Officers other than the Chief Executive Officer.

The Board of Directors and the Compensation Committee are each authorized to engage its own independent advisors to provide advice on matters related to executive compensation and general compensation programs. In fiscal 2010, the Board of Directors engaged Semler Brossy as its independent compensation consultants to advise it on matters related to executive compensation, general compensation programs and the establishment of a policy on equity award granting practices and guidelines as Spansion emerged from the Chapter 11 Cases. In providing guidance, Semler Brossy reviewed market data and best practices from both publicly traded companies as well as privately held companies to determine appropriate stock grant awards for the Named Executive Officers. In fiscal 2010, the Compensation Committee took into consideration the fact that none of the Named Executive Officers held stock or any other equity interest in Spansion at the time as a result of the Chapter 11 Cases. The emergence from the Chapter 11 Cases was viewed as a fresh start for purposes of granting equity awards to the Named Executive Officers in fiscal 2010.

In October 2010, the Compensation Committee engaged Radford, an Aon Hewitt Consulting Company (“Radford”) as its independent compensation consultant for fiscal 2011. Radford reports directly to the Compensation Committee, which has the sole authority to direct Radford’s work. The Compensation Committee conducted a detailed review of various firms and their qualifications and selected Radford to advise on executive compensation matters given its expertise in the technology industry and its knowledge of our peer companies. Radford provided the following services on behalf of the Compensation Committee:

•	Recommendations on composition of the peer group for 2011;

•	Compensation data relating to executives at the selected companies in the peer group;

•	A comprehensive review of the total compensation arrangements for all of our executive officers;

•	Advice on our executive officers’ compensation; and

•	Advice on the equity program design, including analysis of equity mix, aggregate share usage and target grant levels.

All other analyses related to executive compensation were conducted internally, relying primarily on data from Radford Associates, which provides compensation and benefits data specializing in the high technology sector. Internal analyses included gathering and analyzing data, and reviewing and advising on principal aspects of executive compensation. Base salaries and bonuses for executive officers were among the items reviewed.

Compensation Program Philosophy and Objectives

Spansion has a market-based, “pay for performance” compensation philosophy that is designed to both attract and retain talented Named Executive Officers while supporting our business strategy. In line with that philosophy, a significant percentage of the total potential compensation for the Named Executive Officers is performance-based. We do not have a pre-established policy or target for allocating between cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee periodically reviews relevant market data to determine the appropriate components of, and level for, the Named Executive Officers’ compensation.

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

Generally, we set compensation for the Named Executive Officers in the same manner used to set compensation for our other executives. Details regarding the specific compensation for each of our Named Executive Officers are set forth in the Fiscal 2010 Summary Compensation Table below.

In preparation for decisions regarding compensation actions for each of the Named Executive Officers for the upcoming year, the Compensation Committee generally reviews tally sheets that reflect total current compensation, equity awards (vested and unvested) and benefits information. In addition, the Compensation Committee considers each Named Executive Officer’s performance, contributions, role and responsibilities, leadership abilities, growth potential and compensation relative to peers within Spansion. The Compensation Committee also considers the competitive market for comparable executives in the Compensation Peer Group. Following this review, the Compensation Committee sets the compensation for the Chief Executive Officer and for the other Named Executive Officers, taking into consideration the Chief Executive Officer’s compensation recommendations for each of the other Named Executive Officers.

Competitive Market Data

In April 2009, in light of the Chapter 11 Cases and Spansion’s changed business operations, Spansion engaged Watson Wyatt Worldwide Inc. to provide advice to management with regard to, among other things, the composition of a Compensation Peer Group. In June 2009, based on the review of, and recommendations presented by, Watson Wyatt, the Compensation Committee reviewed and approved the Compensation Peer Group to be used for benchmarking and for setting executive compensation for fiscal 2010. The Compensation Committee considered companies within the semiconductor industry that have revenue, net income, number of employees, market capitalization, location and scope of international operations similar to Spansion. Based on this review, seven companies were removed from our prior Compensation Peer Group and four companies were added. Amkor Technology, Conexant Systems, LSI Corporation, ON Semiconductor, RF Micro Devices, SMART Modular Technologies and Vishay Semiconductor were removed and Altera Corporation, International Rectifier, Intersil Corporation, and Numonyx B.V. were added.

The Compensation Committee established the Compensation Peer Group as follows:

• Altera Corporation • Atmel Corporation • Cypress Semiconductor Corporation • Fairchild Semiconductor Corporation • Integrated Device Technology, Inc. • International Rectifier Corporation	• National Semiconductor Corp. • Numonyx B.V. • SanDisk Corporation • Skyworks Solutions, Inc. • Intersil Corporation • Micron Technology

In October 2010, the Compensation Committee engaged Radford as its independent compensation consultant for fiscal 2011. Under the engagement, Radford made recommendations on a Compensation Peer Group for fiscal 2011. Similar to prior reviews, the Compensation Committee considered companies within the semiconductor industry that have revenue, net income, number of employees, market capitalization, location and scope of international operations similar to Spansion. Based on this review, two companies were removed from the fiscal 2010 Compensation Peer Group and eleven companies were added. Integrated Device Technology and Numonyx B.V. were removed and Atheros Communications, Cree, Inc., Linear Technology, LSI Corporation, Maxim Integrated Products, Microchip Technology, Omnivision Technologies, ON Semiconductor, RF Micro Devices, TriQuint Semiconductor and Xilinx, Inc. were added.

The Compensation Committee established the 2011 Compensation Peer Group as follows:

• Altera Corporation • Atheros Communications • Atmel Corporation • Cree, Inc • Cypress Semiconductor Corporation • Fairchild Semiconductor Corporation • International Rectifier	• Intersil Corporation • Linear Technology • LSI Corporation • Maxim Integrated Products • Microchip Technology • Micron Technology • National Semiconductor	• Omnivision Technologies • ON Semiconductor • RF Micro Devices • SanDisk Corporation • Skyworks Solutions • TriQuint Semiconductor • Xilinx, Inc.

The Compensation Committee continues to periodically review and update the Compensation Peer Group, as appropriate.

Market Positioning

Total compensation for the Named Executive Officers, taking into consideration the market data for base salary, bonus and equity awards, has historically been targeted between the 50th and 60th percentiles for compensation paid to similarly situated executives in the Compensation Peer Group. We set these targets slightly higher than the median compensation of executives in the Compensation Peer Group to better position Spansion to attract and retain highly qualified executive officers. Actual compensation may vary within a reasonable range of these targets based on additional factors, including current market conditions, corporate performance and individual performance.

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

For fiscal 2010, total direct compensation for our Named Executive Officers was at or above our compensation targets, primarily because the Compensation Committee believed that establishing aggressive short-term and long-term incentive award targets was necessary to attract and retain the caliber of talent needed at Spansion to successfully emerge from the Chapter 11 Cases and provide the leadership necessary to move Spansion forward successfully. To ensure that any payouts earned through the short-term and long-term incentive programs provide appropriate alignment between pay and performance, the Compensation Committee established aggressive financial performance targets.

Equity awards that were granted following our emergence from the Chapter 11 Cases took into consideration the fact that the executive officers at Spansion did not hold any outstanding equity awards of, or other equity interests in, Spansion. When reviewing annual equity awards granted by the Compensation Peer Group, the Compensation Committee took into consideration the fact that the majority of the executives at these peer companies held outstanding awards granted during prior years. Consequently, the total equity holdings of the Peer Group are greater than that which is reflected in our respective executive officers’ holdings.

The Compensation Committee believed that following our emergence from the Chapter 11 Cases above market equity awards were necessary to properly engage and incentivize the Named Executive Officers. To provide further incentive for performance and to align our stockholders’ interests with the Named Executive Officers’ objectives, the Compensation Committee has made the majority of the Named Executive Officers’ compensation based on corporate and individual performance. Further details are provided below in the “Short-Term Performance-Based Incentive Compensation” and the “Long-Term Equity-Based Incentive Compensation” sections.

Performance Evaluations

We generally conduct performance evaluations of all Spansion employees, including our Named Executive Officers. Employees at the director level and below receive quarterly evaluations while employees at the senior director level and above receive annual evaluations. As part of the evaluation of Named Executive Officers, we consider a number of performance criteria, including among other things, each Named Executive Officer’s ability to:

•	Meet specific performance objectives;

•	Set the strategy and direction of his organization, consistent with Spansion’s overall objectives; and

•	Effectively lead his or her organization.

The Chief Executive Officer evaluates the performance of each of the other Named Executive Officers, and presents the evaluations to the Compensation Committee for review and approval. The Compensation Committee performs an independent evaluation of the Chief Executive Officer’s performance with guidance from the independent compensation consultants.

2010 Executive Compensation Components

Spansion seeks to achieve the compensation program objectives, as provided in the “Compensation Program Philosophy and Objectives” section above through five principal compensation components:

•	Base salary;

•	Short-term performance-based incentive compensation;

•	Long-term equity-based incentive compensation;

•	Change of control agreements; and

•	Benefits.

The details of Spansion’s practices with respect to each of the components of the total rewards program are set forth below.

For 2010, Spansion included an additional compensation component intended to retain and motivate its employees as Spansion emerged from bankruptcy.

Base Salary

Spansion provides base salaries to compensate Named Executive Officers for services performed during the fiscal year. Each executive officer’s salary is intended to reflect the individual’s job responsibilities and value to Spansion in terms of expertise and performance, taking into account competitive market data and internal pay relationships. For our Named Executive Officers, base salaries generally were targeted at the 60th percentile of base salaries paid to similarly situated individuals in the Compensation Peer Group.

Following our emergence from the Chapter 11 Cases, base salaries were established using the criteria described above. Specifically, Mr. Kispert’s salary was reinstated on May 17, 2010, following a 10 percent reduction in October 2009. There were no changes in base salary for Messrs. Furr, Nawaz or Eby. Further details can be found in the Summary Compensation Table below.

Name (1)	Base Salary as of December 28, 2009 ($)	Base Salary as of December 26, 2010 ($)
John H. Kispert	810,000	900,000
Randy W. Furr	440,000	440,000
Ahmed Nawaz	409,275	409,275
James P. Reid	N/A	370,000
Thomas T. Eby	396,309	N/A

Mr. Reid began his employment with Spansion in March 2010. Mr. Eby resigned from his employment with Spansion in September 2010.

Short-Term Performance-Based Incentive Compensation

The Key Employee Incentive Plan. The Key Employee Incentive Plan (“KEIP”) commenced in fiscal 2009 and carried over into fiscal 2010. The KEIP provided an incentive for eight key executives, including three Named Executive Officers (Messrs. Furr, Eby and Nawaz), to achieve specific financial metrics related to our emergence from the Chapter 11 Cases. The metrics were set at performance levels that we believed would be very difficult to achieve. The KEIP performance metric for 2010 was to achieve minimum adjusted EBITDA of $212 million as of April 1, 2010 for the preceding four fiscal quarters.

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

For 2010, payment of 35 percent of base salary would be made if the minimum performance was achieved. For EBITDA performance between $212 million and $265 million, an upside award of up to 30 percent of salary would have been earned with the amount of additional award earned calculated using straight line interpolation.

Spansion exceeded the metric for 2010, achieving adjusted EBITDA of $236.7 million. This performance resulted in a payout to each eligible Named Executive Officer of 49 percent of their respective eligible base salaries on May 21, 2010.

The table below describes for each eligible Named Executive Officer the target percentage of base salary, target amount attainable, maximum award amount and maximum award as a percent of base salary for that portion of the KEIP for 2010:

Named Executive Officer	Target Percent of Base Salary	Target Award Amount ($)	Award as Percent of Base Salary		Actual Award Amount ($)
Randy W. Furr	35%	115,500	49	%(1)	161,700
Ahmed Nawaz	35%	159,163	49%		222,828
Thomas T. Eby	35%	154,120	49%		215,768

[1]	Because Mr. Furr was not an employee of Spansion for the entire performance period of the KEIP, his base salary, for purposes of the award calculation, was 75 percent of his annual base salary.

The amounts of the KEIP awards for 2010 for Named Executive Officers are presented in the Non-Equity Incentive Plan Compensation column of the Fiscal 2010 Summary Compensation Table below.

Upon emergence from the Chapter 11 Cases, the Compensation Committee approved and implemented a new annual cash incentive program under which the Named Executive Officers had an opportunity to earn a cash award for fiscal 2010.

Employee Incentive Plan

Objectives. Under the Employee Incentive Plan (“EIP”), cash incentive awards are paid contingent upon achievement of pre-established performance goals, which are generally set annually. The objectives of the EIP are to drive achievement of certain revenue and operating profit goals. When the objectives for both measures are achieved, the Named Executive Officers will be rewarded. Upon emergence from the Chapter 11 Cases, the Compensation Committee established specific performance goals and set threshold, target and maximum performance levels for these goals based upon our Board-approved internal operating plan for fiscal 2010.

Target Annual Incentive Opportunity. The Compensation Committee also set the target annual cash incentive opportunity for fiscal 2010 (expressed as a percentage of base salary earned during the year) for each Named Executive Officer, based on the peer group data analysis conducted internally with guidance from the external compensation consultants.

Performance Measures. The Compensation Committee determined that Named Executive Officers could only earn an award under the EIP for fiscal 2010 if Spansion achieves minimum revenue and operating profit margin objectives (described below). If Spansion exceeds the minimum revenue and operating profit margin objectives, Named Executive Officers could earn larger awards. The EIP provides the following formula for determining the fiscal 2010 cash incentive award for all Named Executive Officers, except the Chief Executive Officer.

Award = (Target Cash Incentive) x (Company Performance Multiplier) x (Individual Performance Modifier)

The formula in the EIP for determining the Chief Executive Officer’s fiscal 2010 cash incentive award is as follows:

Award = (Target Cash Incentive) x (Company Performance Multiplier)

In the above formulas:

•

Target Cash Incentive is base salary earned during the year multiplied by the Named Executive Officer’s cash target incentive percentage. The target cash incentive percentage is the percentage determined by the Compensation Committee to be necessary for the total compensation for each of the Named Executive Officers, taking into consideration both base salary and short-term performance-based incentive compensation, to fall between the 50th and 60th percentiles for compensation similarly situated executives in the Compensation Peer Group are eligible to receive ,as described under the “Market Positioning” section above.

•

Company Performance Multiplier is Spansion’s percentage achievement of its revenue and operating profit margin objectives as reflected in a matrix (that was previously approved by the Compensation Committee). Our fiscal 2010 revenue minimum, target and maximum objectives were $1.1 billion, $1.2 billion and $1.5 billion, respectively (against which we achieved $1.22 billion), and the operating profit margin minimum, target and maximum objectives were 12.9%, 13.9% and 16.9% respectively (against which we achieved 13.94%). The Company Performance Multiplier ranges from 0 for achievement of results at or below the minimum objectives to 100 percent for achievement of results at target to 200 percent for achievement of results at or above the maximum objectives. If any of the minimum objectives were not achieved, our Named Executive Officers would not have earned an annual cash incentive award for fiscal 2010. In establishing this matrix the Compensation Committee made an assessment of the likelihood of Spansion achieving certain revenue and operating profit margin objectives. The Company Performance Multiplier is not linear: narrowly missing the objective results in no bonus being earned and achieving the maximum payout requires significant over-performance relative to target.

•

Individual Performance Modifier is based on the Compensation Committees’ discretionary determination of each Named Executive Officer’s (other than Mr. Kispert) achievement of his individual annual performance objectives, which were recommended by our Chief Executive Officer and approved by the Compensation Committee, ranging from 50 percent to 150 percent. The Named Executive Officers’ individual annual performance objectives for fiscal 2010 generally required contributions to: achievement of the corporate financial metrics disclosed in the preceding paragraph, enhancement of customer relationships in order to positively affect net sales, implementation of next generation technology and development and implementation of Spansion’s long-term manufacturing strategy. Although individual participants may earn up to 150 percent of the award based on their individual performance, the maximum amount fundable for all EIP participants during the plan period is equal to the aggregate of the Target Cash Incentive multiplied by the Company Performance Multiplier for all participants. Mr. Kispert’s target award under the EIP does not include an Individual Performance Modifier and is based solely on the Company Performance Modifier because he is responsible for Spansion’s overall performance and the Compensation Committee determined that Spansion’s performance is reflective of Mr. Kispert’s individual performance.

Fiscal 2010 Payouts. The Compensation Committee set the corporate and individual goals under the EIP for fiscal 2010 with the expectation that the goals could only be achieved with considerable effort and alignment on the part of the management team. Therefore, maximum awards would reflect exceptional performance by the management team. Due to the significant effort of our management team, Spansion realized revenue (as defined in the EIP) of approximately $1.22 billion (101 percent of target) and operating profit margin (as defined in the EIP) of 13.94 percent (100 percent of target). These results yielded a corporate funding level of 100 percent of the target pool for the EIP (a Corporate Performance Multiplier of 100 percent for purposes of the formula above).

The Compensation Committee determined that our Named Executive Officers contributed significantly, as a team, to our success and our achievement of 100 percent of the Corporate Performance Multiplier in fiscal 2010. Therefore, the Compensation Committee approved the Individual Performance Modifier shown in the “Fiscal 2010 Executive Bonus Plan Target Cash Incentives” table below, reflecting the Named Executive Officer’s contributions in achieving these results. The target annual cash incentive opportunity amounts and actual cash incentive earned under the EIP for fiscal 2010 for each Named Executive Officer were as follows:

Named Executive Officer	Salary(1) ($)	Target Cash Incentive(2) (%)	Target Cash Incentive(3) ($)	Company Performance Multiplier (4) (%)	Individual Performance Modifier (4) (%)	Actual Award Amount(5) ($)
John H. Kispert	900,000	200	1,800,000	100	100	1,800,000
Randy W. Furr	440,000	125	550,000	100	100	550,000
Ahmed Nawaz	409,275	80	327,420	100	100	327,420
James P. Reid	297,014	80	237,611	100	100	237,611
Thomas T. Eby(6)	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Base salary earned during fiscal 2010 is shown. Mr. Reid’s base salary is prorated based on employment hire date.
(2)	Target cash incentive percentages approved by the Compensation Committee.
(3)	Target cash incentive amount is calculated based on base salary amounts earned during fiscal 2010.
(4)	Corporate Performance Multiplier and Individual Performance Modifier reviewed and approved by the Compensation Committee.
(5)	Determined using the EIP payout formula shown above.
(6)	Mr. Eby was not eligible for an award as he resigned from Spansion in September 2010.

Long-Term Equity-Based Incentive Compensation

Goals of Equity Compensation. A fundamental tenet of our compensation philosophy has been that equity participation by the Named Executive Officers creates a vital long-term partnership between the Named Executive Officers and our stockholders. We believe that equity-based compensation promotes equity ownership among the Named Executive Officers, drives performance toward the achievement of long-term stockholder value, provides balance to the awards provided under the EIP, and helps to promote the retention of the officers through vesting contingencies.

2010 Equity Incentive Award Plan. Upon Spansion’s emergence from the Chapter 11 Cases, the Board of Directors approved the 2010 Equity Incentive Award Plan (the “Stock Plan”). The fundamental tenet of this Stock Plan has not changed from the prior cancelled plans. We still believe that equity-based compensation promotes equity ownership among the Named Executive Officers, and drives performance toward the achievement of long-term stockholder value, which aligns the interests of the Named Executive Officers and our stockholders.

Types of Equity Compensation. The Compensation Committee, with input from management and our Chief Executive Officer, determined the mix of equity incentive awards to achieve the desired level of equity compensation and the desired performance and retention objectives. For fiscal 2010, the Compensation Committee determined that the appropriate equity mix for our executive officers, including our Named Executive Officers, was approximately 50 percent stock options and 50 percent performance-based restricted stock unit awards (“RSUs”), of which no less than 50 percent will be subject to time-based vesting. The equity mix reflects our Compensation Peer Group’s practices, while retaining a strong emphasis on corporate and individual performance (based on stock price appreciation for stock options, and the achievement of pre-established performance objectives for performance vesting RSU shares). Additional factors are indicated in the table below.

Type of Equity/Annual Award Value Allocation Percentage	Description	Objectives/Dilutive Effect	Vesting
Stock Options (50 percent)	Options to purchase Spansion Class A Common Stock with an exercise price equal to the closing market price of our Common Stock as reported on NYSE on the grant date(1); value to the Named Executive Officers depends on stock price appreciation above the exercise price	Provide strong reward for growth in our stock price, as the entire value of stock options depends on future stock price appreciation; provide a strong incentive for our Named Executive Officers to remain employed with us, as they require continuous employment while vesting; and have the highest relative dilutive effect	Vest 33 percent on the first anniversary of the grant date and then in equal monthly installments thereafter for the following two years

Performance-Based RSUs (50 percent)	Stock-settled RSUs subject to performance- and time-based vesting conditions; one-year performance period determines the total number of shares eligible to be earned, with significant benefits for overachievement and significant consequences for underachievement; No purchase cost to executive so always have value	Focus Named Executive Officers on annual performance goals supporting our corporate strategic plan while also providing a strong long-term performance and retention incentive, as they require continuous employment to vest; Provide moderate reward for growth in the stock price and use fewer shares than stock options, so less dilution	Vest over a four-year period, with 50 percent of the shares subject to performance goals in each of the four years commencing with the date of grant and a minimum of 50 percent of the shares subject to time-based vesting; If performance goals are not met in a particular year, the unvested shares will be carried forward and will be forfeited if not earned by the last performance year; If performance is above target in a particular year, up to 150 percent of the shares may be accelerated; Shares carried forward from prior years will be utilized before shares are accelerated
(1)	May 10, 2010 grants had an exercise price of $10.51, which was the valuation approved by the U.S. Bankruptcy Court. All subsequent and future stock option awards will have an exercise price equal to the closing market price reported on the New York Stock Exchange.

Special Post-Bankruptcy Retention and Incentive Award

Initial Target Incentive. As Spansion prepared to emerge from the Chapter 11 Cases at the end of 2009, Semler Brossy was commissioned by management under the direction of the Compensation Committee to advise on equity compensation to be provided to the employees of Spansion based on general market competitive practice and in light of the fact that no Spansion employees would hold any equity interests in Spansion following the emergence from the Chapter 11 Cases. Semler Brossy also considered the Compensation Committee’s compensation philosophy that recognizes equity compensation as the key tool in retaining employees, recognizing individual performance and in aligning the interests of employees and Spansion’s stockholders. Semler Brossy recommended, and members of the Compensation Committee set, target grant levels of stock-based awards for the Named Executive Officers based on proposed target amounts recommended by Semler Brossy that were tied to competitive market practices. Semler Brossy’s recommendations included the total share pool for Spansion’s equity program as a percentage of common stock shares that it expected to be outstanding following emergence from the Chapter 11 Cases and initial award sizes for employees, including named executive officers, grouped by level of management. The Compensation Committee evaluated these recommendations in light of each member’s individual subjective experience with other companies and determined Semler Brossy’s recommendations were reasonable. Since the Semler Brossy information presented to the Compensation Committee did not identify particular peer companies considered by Semler Brossy as part of the methodology used in preparing the recommendations or otherwise detail the comparative basis by which it arrived at the recommended grant allocation for each level of executive, members of the Compensation Committee were unaware of the individual companies that may have contributed to the Semler Brossy recommendations. The target grant levels set by members of the Compensation Committee for stock-based awards based on an expected emergence to occur at the end of fiscal year 2009 was 1,750,000 shares for Mr. Kispert, 875,000 shares for Mr. Furr, 350,000 shares for each of Messrs. Nawaz and Reid and 75,000 shares for Mr. Eby, with the expectation that the awards would consist 75% of stock options and 25% of restricted stock units. These amounts directly correlated to the proposed targets recommended by Semler Brossy.

Revised Target Incentive. In April 2010, as the emergence from the Chapter 11 Cases began to finalize, members of the Compensation Committee reevaluated the program it had previously discussed. Based on advice from Semler Brossy, the equity compensation pool was increased by approximately 3.65% in recognition of the emergence being delayed until May 2010. The target stock-based award level for Spansion Executive Vice Presidents was also increased in recognition of the need for strong incentives at that level of executive. Accordingly, the target stock-based award levels set by members of the Compensation Committee in April 2010 were 1,814,000 shares for Mr. Kispert, 907,000 shares for Mr. Furr, 486,000 shares for Mr. Nawaz, 500,0000 shares for Mr. Reid, and 278,000 shares for Mr. Eby. The target amounts for Messrs. Kispert and Furr were determined using the 3.65% increase based on the delay between the original target date for emergence and the then-expected date for emergence from the Chapter 11 Cases. The target amounts for Messrs. Nawaz, Reid and Eby were increased above the target set in 2009 based upon the subjective experience of the members of the Compensation Committee and with a focus on internal parity, except that Mr. Reid’s target included 14,000 additional shares based on the Compensation Committee’s evaluation of his performance.

Retention Bonus Awards. After establishing the revised target stock-based award levels, members of the Compensation Committee with input from management and Semler Brossy then evaluated the full program in light of the number of shares reserved for issuance under the Stock Plan and determined that the target stock-based award levels would overly deplete the shares reserved for issuance under the Stock Plan and hinder the flexibility of the Compensation Committee to make equity awards as it might determine necessary in the future. Members of the Compensation Committee then determined that based upon the number of shares reserved for issuance under the Stock Plan, the projected equity award burn rate for Spansion and the need to retain Named Executive Officers and other key employees, the total stock-based award target for each Named Executive Officer would be reduced by approximately 32% and the portion of it related to the reduction in stock options would be reallocated to a special cash incentive program consisting of a retention bonus award payable in two equal installments in November 2010 and May 2011 subject to the Named Executive Officer being an active employee on the date of the award maintaining acceptable performance, as determined by the Compensation Committee. Approximately 90% of the reduction was made to the target stock option award and approximately 10% to the target restricted stock unit award in order to maximize the value of the equity component of the incentive while staying within the limitations of the Stock Plan. The final retention bonus award amount was determined using a value of approximately $3.00 for each share by which the stock option grants were reduced based upon management’s estimate of the value of the stock options in April 2010. November 2010 and May 2011 were chosen as the payment dates for the retention bonus awards in order to encourage strong performance from employees during the first year following emergence from the Chapter 11 Cases, at which point the Compensation Committee expected to reinstitute annual equity grants to act as an incentive and retention tool. The table below sets forth the retention bonus awarded to each Named Executive Officer by the Board of Directors in May 2010 upon recommendation of the Compensation Committee.

Named Executive Officer	Total Retention Award	November 5, 2010 Payment	Remaining May 2011 Payment
John H. Kispert	$1,736,342	$868,171	$868,171
Randy W. Furr	868,170	434,085	434,085
Ahmed Nawaz	465,908	232,954	232,954
James P. Reid	483,732	241,866	241,866
Thomas T. Eby(1)	266,053	N/A	N/A

(1)	Mr. Eby resigned from his employment with Spansion in September 2010.

Final Stock-Based Award Grants. After taking into account the retention bonus awards described above, the Board of Directors approved the Compensation Committee’s recommendation for the initial stock-based awards. In determining the initial amount of options and restricted stock units granted to each named executive officer, the Compensation Committee reviewed the final target stock-based award levels and, based upon the subjective experience of its members with a focus on preserving restricted stock unit grants primarily for employees below the executive level, allocated the grants approximately 75% to options and 25% to restricted stock units. The options and restricted stock units granted were reduced amounts as described above under the heading “Retention Bonus Awards.” The table below sets forth the stock-based awards granted to each Named Executive Officer.

Named Executive Officer	Shares Subject to Stock Option Award	Restricted Stock Units
John H. Kispert	802,606	431,775
Randy W. Furr	401,303	215,888
Ahmed Nawaz	215,362	115,140
James P. Reid	223,600	124,735
Thomas T. Eby	122,980	66,206

Vesting. Consistent with Spansion’s equity-based incentive policy described in the table above under the heading “Types of Equity Compensation,” the stock options granted by the Board of Directors vest over three years with 33.3% of the shares vesting on the first anniversary of the date of grant and the remainder vesting in equal monthly installments over the two subsequent years. Also consistent with Spansion’s equity-based incentive policy, the restricted stock units vest 25% of the total award per year, 50% of which is based upon the achievement of performance metrics established by the Board of Directors upon recommendation of the Compensation Committee and 50% of which is time-based.

Performance Measures. The Compensation Committee determined that in order for the Named Executive Officers to earn performance-based RSUs for fiscal 2010, Spansion must achieve certain revenue and operating profit margin objectives. Similar to the EIP, our fiscal 2010 revenue minimum, target and maximum objectives were $1.1 billion, $1.2 billion and $1.5 billion, respectively (against which we achieved $1.22 billion), and the operating profit margin minimum, target and maximum objectives were 12.9%, 13.9% and 16.9%, respectively (against which we achieved 13.94%) A matrix reflecting our percentage achievement of the revenue and operating profit margin objectives was used to determine the vesting multiplier, which ranged from 50 percent for achievement of results at or below the minimum objectives to 100% for achievement of results at the target objective to 150 percent for achievement of results at or above the maximum objective. As was the case with short-term performance based incentive compensation, in establishing this matrix the Compensation Committee made an assessment of the likelihood of Spansion achieving certain revenue and operating profit margin objectives. The vesting multiplier is not linear: narrowly missing the objective results in no bonus being earned and achieving the maximum payout requires significant over-performance relative to target. If any of the minimum objectives had not been achieved, our Named Executive Officers would have earned only 50 percent of the eligible shares. After the performance multiplier was determined, the amount of shares that vested under each Named Executive Officer RSU award was determined by multiplying 25 percent of the number of base shares of each Named Executive Officer’s RSU award by the performance multiplier. The Compensation Committee sets new performance objectives at the beginning of each fiscal year.

Fiscal 2010 Performance-Based RSU Award Vesting. Due to the significant contributions made by our management team in fiscal 2010, Spansion achieved revenue (as defined in the EIP) of approximately $1.22 billion, which is 101 percent of the target, and operating profit margin (as defined in the EIP) of approximately 13.94 percent, which is 100 percent of the target. These results yielded a 100 percent multiplier for the vesting portion of the Named Executive Officers’ performance-based RSUs awarded in connection with the emergence from the Chapter 11 Cases on January 31, 2011.

The table below displays the January 31, 2011 performance-based RSU award vesting for each Named Executive Officer based on Spansion’s fiscal 2010 performance.

Named Executive Officer	Performance RSUs Eligible for Vesting on January 31, 2011	Performance RSU Multiplier (%)	Performance RSUs vesting on January 31, 2011 (Shares)
John H. Kispert	107,993	100	107,943
Randy W. Furr	53,972	100	53,972
Ahmed Nawaz	28,785	100	28,785
James P. Reid	31,183	100	31,183
Thomas T. Eby(1)	16,551	N/A	N/A

(1)	Mr. Eby’s award was canceled when he resigned from Spansion in September 2010.

Change of Control Agreements

The Compensation Committee recognizes that from time to time Spansion may consider potential transactions that could result in a change of control of the ownership and management of Spansion. Therefore, the Compensation Committee determined that it is in the best interests of Spansion and its stockholders to provide the Named Executive Officers with an incentive in the form of certain benefits to maintain their focus and dedication to Spansion notwithstanding a possible transaction that could result in a change of control. Generally, change of control benefits for our Named Executive Officers are in the form of enhanced severance benefits as described for each of our Named Executive Officers below under the heading “Agreements with Executive Officers.” During 2009, we also were party to a change of control severance agreement with Mr. Nawaz that provided him with benefits in the amount of two times the aggregate of his base salary and his target bonus opportunity under the short-term incentive plan, accelerated vesting of equity awards and reimbursement for healthcare continuation coverage upon certain terminations of his employment following a change of control. Mr. Nawaz’ change of control severance agreement was terminated on April 10, 2010 in connection with the Chapter 11 Cases.

In May 2010, Messrs. Kispert and Furr entered into a change of control severance agreement with Spansion. In August 2010, Messrs. Nawaz, Reid and Mr. Eby entered into a new change of control severance agreement with Spansion. Under these double-trigger change of control severance agreements, the individuals will be entitled to receive a cash severance payment equal to 18-24 months base salary, accelerated vesting of all outstanding unvested equity awards, and payment of health coverage (medical, dental and vision) for the same period. Cash severance payments under the change of control severance agreements are to be paid in lump sum no later than 60 days after the effective date of the employment termination.

Additional details regarding our change of control severance agreements are set forth in the discussion under “Termination in Connection With a Change of Control” on page 43 and the tables that follow the discussion.

Benefits

Retirement Savings Plan. The Spansion Retirement Savings Plan (the “401(k) Plan”) is a tax-qualified 401(k) plan to which all U.S. employees may contribute on a before-tax basis up to the lesser of 89 percent of eligible pay or the contribution limit prescribed by the Internal Revenue Code. Prior to February 2009, Spansion contributed to each employee’s 401(k) account $0.50 on each $1 of pay deferred by employees under the 401(k) Plan. Spansion’s contributions were capped at three percent of the employee’s pay. In February 2009, Spansion determined that it was in the best interest of the shareholders to suspend the Spansion matching contribution to each employee’s 401(k) account.

In May 2010, Spansion reinstated its 401(k) matching program. Depending upon Spansion’s performance against revenue and profit objectives, Spansion contributes to each employee’s 401(k) account $0.50 on each $1 of pay deferred by employees under the 401(k) Plan. Assuming Spansion meets its stated financial goals, the maximum Spansion contribution is three percent of the employee’s eligible pay. Should Spansion’s performance reach maximum levels, the Spansion contribution increases to up to six percent of the employee’s eligible pay. In August 2010, Spansion added a Roth 401(k) component to the Plan. Employees may contribute to either the 401(k) or the Roth, or both, up to the annual IRS maximum limit for the year. All contributions to the 401(k) Plan, including Spansion’s matching contributions, are fully vested at the time the contribution is made.

Executive Deferred Compensation Program. The Named Executive Officers, as well as our other U.S. executives, were eligible to participate in the Spansion Executive Deferred Compensation (“EDC”) Plan, which we put in place to mitigate the impact of the Named Executive Officers and other highly compensated employees being unable to make the maximum contribution permitted under the 401(k) plan due to certain limitations imposed by the Internal Revenue Code. None of the Named Executive Officers participated in the EDC Plan in 2010. The EDC Plan was terminated in April 2010.

Life and Long-Term Disability Insurance. We provide the Named Executive Officers who are employed in the U.S. with life insurance such that the executive officer’s beneficiary will receive a death benefit of up to three times the executive’s annual salary, up to a maximum of $3 million. In addition, the Named Executive Officers are eligible to participate in our Executive Long-Term Disability Plan, which pays up to $20,000 a month if an executive is unable to work due to a disability.

Health and Welfare and Other Benefits. Spansion offers health and welfare benefits, in accordance with applicable local regulations and competitive practice, to employees in all of the countries in which we operate. During fiscal 2010, the Named Executive Officers were eligible to participate in those plans offered in their respective work locations. In 2010, Spansion discontinued the vacation benefit for our U.S. executives. Residual vacation balances will be exhausted over time, with any balance paid out at termination. No adjustments to salary were made as a result of the elimination of these plans. We may offer relocation benefits to employees when their job requires relocation. In the event that an executive officer voluntarily terminates his or her employment, additional benefits may be provided based on the circumstances of the termination as discussed on page 42 under “Potential Payments upon Termination, a Change of Control or Other Events.” Named Executive Officers who are terminated may be required to repay to Spansion a portion of any relocation benefits, sign-on bonus or retention bonus, depending on the terms of their agreement with Spansion.

Tax and Accounting Implications

$1 Million Deduction Limit. Section 162(m) of the Internal Revenue Code generally limits a tax deduction to public corporations for certain executive compensation in excess of $1 million per fiscal year. Certain types of compensation are deductible only if performance criteria are approved by stockholders. The Compensation Committee will endeavor to structure compensation plans to achieve maximum deductibility under Section 162(m) with minimal sacrifices in flexibility and corporate objectives. While the Compensation Committee will consider deductibility under Section 162(m) with respect to future compensation arrangements with executive officers, deductibility will not be the sole factor used in ascertaining appropriate levels or modes of compensation. Since corporate objectives may not always be consistent with the requirements for full deductibility, certain compensation paid by Spansion in the future may not be fully deductible under Section 162(m). Equity awards granted to the Chief Executive Officer and certain other Named Executive Officers in fiscal 2010 generally will not be deductible.

Accounting for Equity-Based Compensation. Spansion accounts for equity-based awards in accordance with the requirements of FASB ASC Topic 718, “Compensation-Stock Compensation.”

Impact of Section 409A. To avoid adverse 409A impact, Spansion does not grant stock options to U.S. employees with an exercise price less than the fair market value of Spansion’s Class A Common Stock on the date of grant.

Agreements with Executive Officers

John H. Kispert

On February 2, 2009, the Board appointed Mr. Kispert as our President and Chief Executive Officer. In addition, the Board appointed Mr. Kispert to serve as a Class III member of the Board of Directors (as a Class A director). On February 12, 2009, we entered into an employment offer letter (the “Offer Letter”) with Mr. Kispert, pursuant to which he is entitled to compensation of $75,000 per month. We paid Mr. Kispert a nonrefundable advance of four months’ salary. Mr. Kispert also (i) receives benefits, including medical, dental, life and disability coverage; and (ii) may participate in our 401(k) retirement savings plan as long as such a plan remains generally available to Spansion. In addition, Mr. Kispert was entitled to a bonus of $1.75 million upon the first to occur of either of the following transactions (each a “Transaction”):

•

A merger or consolidation of Spansion with any other corporation which constitutes a change in ownership of the securities of Spansion representing more than fifty percent (50 percent) of the total voting power represented by Spansion’s then outstanding securities, other than a merger or consolidation which would result in holders of our pre-transaction debts generally holding at least fifty percent (50 percent) of the total voting power represented by the voting securities of Spansion or such surviving entity outstanding immediately after such merger or consolidation; or

•

The sale, lease or other disposition by Spansion of all or substantially all of our assets, which occurs on the date that any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from us that have a total gross fair market value equal to or more than eighty-five percent (85 percent) of the total fair market value of all of our assets immediately prior to such acquisition or acquisitions;

provided, however, that the payment of such bonus was subject to certain additional conditions as set forth in the Offer Letter.

On July 9, 2009, the Board of Directors approved an amendment (the “Amendment”) to the Offer Letter. Under the Amendment, Mr. Kispert is entitled to a bonus in the amount of $1.75 million upon either Spansion’s successful closing of a Transaction or the U.S. Bankruptcy Court’s confirmation of the Plan of Reorganization (which occurred on April 16, 2010), provided that such Transaction or Plan of Reorganization confirmation occurred on or prior to March 31, 2010. Because of unexpected delays in obtaining the U.S. Bankruptcy Court’s confirmation of the Plan of Reorganization which were not within Mr. Kispert’s control, we filed a motion with the U.S. Bankruptcy Court seeking to extend the March 31, 2010 deadline for completion to May 31, 2010. Our motion was approved by the U.S. Bankruptcy Court and the $1.75 million bonus was paid to Mr. Kispert on May 28, 2010.

On October 8, 2009, the Compensation Committee approved a proposal made by Mr. Kispert to implement a ten percent reduction in the base salary of Mr. Kispert and other executives, effective October 19, 2009. On May 17, 2010, the Compensation Committee approved an increase in Mr. Kispert’s base salary, reinstating it to the original level. In May 2010, we entered into a change of control severance agreement with Mr. Kispert described below.

Randy W. Furr

On June 4, 2009, we entered into an employment offer letter (the “Offer Letter”) with Mr. Furr in connection with his appointment as Spansion’s Executive Vice President and Chief Financial Officer, effective as of June 29, 2009. Pursuant to the Offer Letter, Mr. Furr is entitled to compensation of $36,667 per month. Mr. Furr also (i) receives benefits, including medical, dental, life and disability coverage; (ii) participate in Spansion’s 401(k) retirement savings plan; and (iii) may participate in any executive incentive plan that we adopt. The Offer Letter provided Mr. Furr with a target bonus opportunity in Spansion’s executive incentive plan. The Offer Letter’s bonus provisions were superseded by the incentive programs adopted by Spansion upon its emergence from bankruptcy. In May 2010, we entered into a change of control severance agreement with Mr. Furr described below.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION COMMITTEE

Raymond Bingham, Chair

Hans Geyer

Ajay Shah

Fiscal 2010 Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the Named Executive Officers for the fiscal year ended December 26, 2010. No defined benefit pension plan was offered to the Named Executive Officers in fiscal 2010, and none of the Named Executive Officers elected to defer compensation under our EDC Plan in fiscal 2010.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
John H. Kispert	2010	865,385		4,537,955	4,045,295	4,418,171	1,560	13,868,366
President and Chief Executive Officer	2009	796,155	—	—	—	—	8,400	804,555

Randy W. Furr	2010	440,000		2,268,983	2,022,647	1,145,785	6,700	5,884,115
Executive Vice President and Chief Financial Officer	2009	220,000	—	—	—	115,500	515	336,015

Ahmed Nawaz	2010	409,275	—	1,210,121	1,085,468	783,202	7,530	3,495,596
Executive Vice President, Wireless Solutions Group	2009	440,758	—	—	—	159,163	6,069	605,990
	2008	437,391	—	108,720	119,556	—	39,013	704,680

James P. Reid(6)	2010	295,961	—	1,310,965	1,126,989	479,477	573	3,213,965
Executive Vice President, Sales and Marketing

Thomas T. Eby(7)	2010	322,382	—	695,825	619,844	215,768	31,366	1,885,185
Former Executive Vice President, Strategy and Communications	2009	419,173	—	—	—	154,120	6,082	579,375
	2008	423,533	—	108,720	119,556	—	34,792	686,601

(1)	The amounts shown in the Salary column reflect 52 weeks of salary in each of fiscal 2008, 2009, and 2010 for the Named Executive Officers who were employed by Spansion for the full fiscal years. All Named Executive Officers were employed for the full years except as noted.
(2)	The amounts shown in the Stock Awards column reflect the aggregate grant date fair value for stock awards granted during fiscal years ended December 28, 2008 and December 26, 2010. No Stock Awards were granted in fiscal year ended December 27, 2009.
(3)	The amounts shown in the Option Awards column reflect the aggregate grant date fair value for non-qualified stock option awards granted during fiscal years ended December 28, 2008 and December 26, 2010. No Option Awards were granted in fiscal year ended December 27, 2009.
(4)	The amounts shown for 2010 are the aggregate of the following:

Named Executive Officer	Emergence Bonus Per Agreement ($)	Key Employee Incentive Plan ($)	Employee Retention Award ($)	Employee Incentive Plan ($)	Total Awards for 2010 ($)
John H. Kispert	1,750,000		868,171	1,800,000	4,418,171
Randy W. Furr		161,700	434,085	550,000	1,145,785
Ahmed Nawaz		222,828	232,954	327,420	783,202
James P. Reid			241,866	237,611	479,477
Thomas T. Eby		215,768			215,768

(5)	The amounts shown in the All Other Compensation column include the following:
•	Matching 401(k) contributions in fiscal 2010 for Messrs. Furr and Nawaz of $5,669 and $6,750, respectively.
•	Payment of Mr. Eby’s accrued but unused vacation time upon termination in the amount of $30,670.
(6)	Mr. Reid began his employment with Spansion on March 8, 2010.
(7)	Mr. Eby resigned as Executive Vice President, Strategy and Communications effective September 24, 2010.

Grants of Plan-Based Awards for Fiscal 2010

The table below summarizes all grants of plan-based awards to all Named Executive Officers during fiscal 2010, which ended on December 26, 2010. The stock options and the unvested portion of the restricted stock unit awards identified in the table below are also reported in the Outstanding Equity Awards at Fiscal 2010 Year-End Table.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)(2)			All Other Stock Awards: Number of Shares of Stock or Units (3) (#)	All Other Option Awards: Number of Securities Underlying Options (4) (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards (5) ($)
		Threshold ($)	Target ($)	Maximum ($)
John H. Kispert	—		1,750,000	—
			1,800,000	3,600,000
			868,171	—
	5/10/2010	—	—	—	—	802,606	10.51	4,045,295
	5/10/2010	—	—	—	431,775	—	00.00	4,537,955
Randy W. Furr	—	—	115,500	214,500
			550,000	1,100,000
			434,085	—
	5/10/2010	—	—	—	—	401,303	10.51	2,022,647
	5/10/2010	—	—	—	215,888	—	00.00	2,268,983
Ahmed Nawaz	—		159,163	295,588
			327,420	654,840
			232,954	—
	5/10/2010	—	—	—	—	215,362	10.51	1,085,468
	5/10/2010	—	—	—	115,140	—	00.00	1,210,121
James P. Reid	—		237,611	475,222
			241,866	—
	5/10/2010	—	—	—	—	223,600	10.51	1,126,989
	5/10/2010	—	—	—	124,735	—	00.00	1,310,965
Thomas T. Eby	—		154,120	215,768
			317,047	634,094
			133,026	—
	5/10/2010	—	—	—	—	122,980	10.51	619,844
	5/10/2010	—	—	—	66,206	—	00.00	695,825

(1)	Reflect the target and maximum target bonus amounts for fiscal 2010 performance under the short-term performance-based incentive compensation plans, as described in “Compensation Discussion and Analysis—Short-Term Performance-Based Incentive Compensation.” The actual bonus amounts were determined by the Compensation Committee in January 2011 and are reflected in the “Non-Equity Incentive Plan Compensation” column of the Fiscal 2010 Summary Compensation Table.
(2)	For Mr. Kispert includes: target emergence bonus; target and maximum EIP; and target retention award. For Messrs. Furr, Nawaz and Eby includes: target and maximum KEIP; target and maximum EIP; and target retention award. For Mr. Reid includes: target and maximum pro-rated EIP and target retention award.
(3)	The restricted stock unit awards vest over a four-year period, with 25 percent of each target award (base shares) subject to performance goals in each of the four fiscal years commencing with the date of grant, with a minimum of 50 percent of base shares vesting over a four-year period. If performance goals are not met in a particular year, the shares will be carried forward and will be forfeited if not earned by the last performance year. If performance is above target in a particular year, up to 150 percent of base shares may be accelerated. Shares carried forward from prior years will be utilized before shares are accelerated.

(4)	The stock options vest over a three-year period with one-third of the shares vesting on May 10, 2011, and the remaining shares vesting in equal installments over the remaining 24 months.
(5)	Reflects the grant date fair value of each stock option and restricted stock unit award computed in accordance with FASB ASC Topic 718. The assumption used in valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010, filed with the Securities Exchange Commission on February 23, 2011. These amounts do not correspond to the actual value that will be recognized by the Named Executive Officers.

Outstanding Equity Awards at Fiscal 2010 Year-End

The table below summarizes the outstanding Spansion equity awards held and exercisable by Named Executive Officers at the end of fiscal 2010. Mr. Eby does not appear in the chart below because his employment terminated before fiscal 2010 year-end and the equity awards made to him in 2010 were forfeited upon the termination of his employment.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Name	Exercisable	Unexercisable
John H. Kispert	—	802,606	(3)	$10.51	05/10/2017	431,775	(4)	8,695,949
Randy W. Furr	—	401,303	(3)	$10.51	05/10/2017	215,888	(4)	4,347,984
Ahmed Nawaz	—	215,362	(3)	$10.51	05/10/2017	115,140	(4)	2,318,920
James P. Reid	—	223,600	(3)	$10.51	05/10/2017	124,735	(4)	2,512,163

(1)	Each restricted stock unit represents a contingent right to receive one share of Spansion Class A Common Stock. There is no exercise price.
(2)	Based on closing price of $20.14 of Spansion Class A Common Stock on December 23, 2010, the last business day of fiscal 2010.
(3)	The stock option was granted on May 10, 2010 and vests over a three-year period with one-third of the shares vesting on May 10, 2011, and the remaining shares vesting in equal quarterly installments over the remaining 24 months.
(4)	The restricted stock unit award was granted on May 10, 2010, and vests over a four-year period, with 25 percent of each target award (base shares) subject to performance goals in each of the four fiscal years commencing with the date of grant, with a minimum of 50 percent of base shares vesting over a four-year period. If performance goals are not met in a particular year, the shares will be carried forward and will be forfeited if not earned by the last performance year. If performance is above target in a particular year, up to 150 percent of base shares may be accelerated. Shares carried forward from prior years will be utilized before shares are accelerated.

Option Exercises and Stock Vested for Fiscal 2010

There were no Spansion stock option exercises by or restricted stock unit award vesting for Named Executive Officers during fiscal 2010.

Executive Deferred Compensation Program for Fiscal 2010

Our executive officers, and our other executives, who are located in the United States were eligible to participate in the Spansion Executive Deferred Compensation Plan (the “EDC Plan”). None of our executive officers participated in the EDC Plan and it was terminated in April 2010.

Potential Payments upon Termination, a Change of Control or Other Events

Following is a general discussion of the compensation available to our Named Executive Officers in the event an executive’s employment terminates. The actual payments can be determined only at the time of the executive’s separation from Spansion. For purposes of illustration, however, tables below reflect the compensation Spansion would have provided to the Named Executive Officers had their employments terminated effective December 26, 2010. No table is presented for Mr. Eby because his employment terminated effective September 24, 2010 following his resignation, and no severance benefits were paid to him.

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

Termination Due to Death

In the event employment termination is due to death, in addition to compensation listed above under “Termination for Any Reason,” each Named Executive Officer’s beneficiary receives all or a pro-rata portion of the payment he or she would otherwise have been entitled to receive under the short-term incentive plans, as long as the Named Executive Officer was an active participant in the plan for at least six months of the plan year, life insurance benefits, and if eligible, a survivor income benefit.

Termination Due to Disability

In the event employment is terminated due to a disability, in addition to compensation listed above under “Termination for Any Reason,” each Named Executive Officer is eligible to receive benefits under the Spansion disability plans in which he or she participated at the time of the termination

Involuntary Termination in Connection with a Reduction in Force

In the event employment termination is involuntary due to a reduction in force, in addition to any compensation due under “Termination for Any Reason” listed above, each Named Executive Officer receives a lump sum severance payment equivalent to two months of COBRA medical insurance premiums (grossed up to cover taxes).

Termination in Connection With a Change of Control

In fiscal 2010, the Board of Directors approved a form of double-trigger change of control severance agreement for Messrs. Kispert and Furr on May 10, 2010 (the “CEO and CFO Agreement”) and the Compensation Committee approved a second form of double-trigger change of control agreement for other Named Executive Officers on August 20, 2010 (the “Other Executive Agreement,” together with the CEO and CFO Agreement, the “COC Agreements”) that would provide an incentive to executive officers for their continued service up to and after a change of control.

Under the CEO and CFO Agreement, if within 12 months following a change of control (as described below), the executive’s employment was terminated by Spansion or its successor other than for Cause (as defined in the CEO and CFO Agreement) or by reason of death or disability, or if the officer terminated employment for Good Reason (as defined in the CEO and CFO Agreement), in addition to the compensation listed above under the heading “Termination of Employment for Any Reason,” the following would have occurred:

•

The executive officer would have received a lump sum payment equal to the executive’s monthly base salary immediately prior to employment termination multiplied by 18, if the termination of employment occurs within 24 months of the commencement of the executive’s employment, or multiplied by 24, if the termination of employment occurs after the 24 month anniversary of the executive’s commencement of employment with Spansion;

•	Acceleration of all unvested equity granted to the executive officer under any Spansion equity incentive plan and held by the executive at the termination date; and

•

Payment of premiums incurred by the executive and the executive’s dependents for medical and dental COBRA continuation coverage as of the termination date, and ending 18 months from the termination date if it occurs within 24 after the 24 month anniversary of the executive’s commencement of employment with Spansion.

Under the Other Executive Agreements, if, within 120 days prior to the occurrence of a Change of Control or within 12 months following the occurrence of a change of control, the executive’s employment is terminated involuntarily by Spansion other than for Cause (as defined in the Other Executive Agreements) or by the Executive pursuant to a voluntary termination for Good Reason (as defined in the Other Executive Agreements), in addition to the compensation listed above under the heading “Termination of Employment for Any Reason,” the following would have occurred:

•	The executive officer would have received a lump sum payment equal to the executive’s monthly base salary immediately prior to employment termination multiplied by 24;

•	Acceleration of all unvested equity granted to the executive officer under any Spansion equity incentive plan and held by the executive at the termination date; and

•

Payment of premiums incurred by the executive and the executive’s dependents for medical and dental COBRA continuation coverage as of the termination date, and ending 24 months from the termination date.

Generally, under the COC Agreements, a change of control is conclusively presumed to have occurred on:

•

The closing of a business combination (such as a merger or consolidation) of Spansion with any other corporation or other type of business entity (such as a limited liability company), other than a business combination consummated in connection with Spansion’s emergence from bankruptcy or which would result in the voting securities of Spansion outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty percent of the total voting power represented by the voting securities of Spansion or such controlling surviving entity outstanding immediately after such business combination; or

•

The sale, lease, exchange or other transfer or disposition by Spansion of all or substantially all (more than seventy percent) of Spansion’s assets by value, other than in connection with Spansion’s liquidation or dissolution as a result of its bankruptcy; or

•

An acquisition of any Spansion voting securities by any “person” (as the term “person” is used for purposes of Section 13(d) or Section 14(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”)) immediately after which such person has “beneficial ownership” (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of fifty percent or more of the combined voting power of Spansion’s then outstanding voting securities, other than any such acquisition arising out of Spansion’s emergence from bankruptcy.

In the event that the severance payments and benefits payable under the COC Agreements trigger excise taxation under Sections 280G and 4999 of the Internal Revenue Code, the severance will be either (1) paid in full, or (2) reduced so the Named Executive Officer is not subject to excise taxation, whichever results in the Named Executive Officer’s receipt of the greatest after–tax severance amount. The COC Agreements do not include any tax gross-up provisions, whether in connection with the Sections 280G and 4999 of the Internal Revenue Code, or otherwise.

The forms of the COC Agreements have been filed with the Securities and Exchange Commission.

The following tables show the potential payments that would have been made to each of the Named Executive Officers, other than Mr. Eby, who resigned his employment in September 2010 and received no termination benefits, if their respective employment with us had terminated as of December 26, 2010.

John H. Kispert

Executive Benefits and Payments Upon Termination as of December 26, 2010	Voluntary Termination	Involuntary Not for Cause Termination (Reduction in Force)	For Cause Termination	Involuntary, for Good Reason, Death or Disability Following Change of Control Within 12 Months		Death		Disability
Compensation:
Base Salary	—	—	—	$1,350,000	(1)	—		—
Short-term Incentive	—	—	—	—		$1,800,000	(2)	—
Long-term Incentive
Stock Options—Unvested and Accelerated	—	—	—	$7,729,096	(3)	—		—
Restricted Stock Units—Unvested and Accelerated	—	—	—	$8,695,949	(3)	—		—
Subtotal:	—	—	—	$17,775,044		$1,800,000		—
Benefits:
Post-Employment Health Insurance (COBRA)	—	$5,928	—	$53,351	(4)	—		—
Life Insurance Proceeds	—	—	—	—		$2,000,000		—
AD&D						$500,000
Survivor Income Benefit	—	—	—	—		$4,000		—
Accrued Vacation Pay	$15,966	$15,966	$15,966	$15,966		$15,966		$15,966
Subtotal:	$15,966	$21,894	$15,966	$69,317		$2,519,966		$15,966
Vested Benefits:
Stock Awards	—	—	—	—		—		—
Retirement Savings Plan	$58,563	$58,563	$58,563	$58,563		$58,563		$58,563
Subtotal:	$58,563	$58,563	$58,563	$58,563		$58,563		$58,563
TOTAL	$74,529	$80,457	$74,529	$17,902,924		$4,378,529		$74,529

(1)	Mr. Kispert was eligible to receive 18 months of salary upon termination as described under “Termination in Connection with a Change of Control” above. He is eligible to receive 24 months of salary as of February 2, 2011.
(2)	Mr. Kispert was eligible to receive an Employee Incentive Plan award based on Spansion performance. This was paid on February 25, 2011 for 2010 performance and is included in the Fiscal 2010 Summary Compensation Table, Non-Equity Incentive Plan Compensation.
(3)	Equity value is calculated based on the fair market value of $20.14 on December 23, 2010, which was the last business day of fiscal 2010.
(4)	Mr. Kispert was eligible for 18 months of post-employment health care coverage. He is eligible for 24 months of post-employment health care coverage as of February 2, 2011.

Randy W. Furr

Executive Benefits and Payments Upon Termination as of December 26, 2010	Voluntary Termination	Involuntary Not for Cause Termination (Reduction in Force)	For Cause Termination	Involuntary, for Good Reason, Death or Disability Following Change of Control Within 12 Months		Death		Disability
Compensation:
Base Salary	—	—	—	$660,000	(1)	—		—
Short-term Incentive	—	—	—	—		$550,000	(2)	—
Long-term Incentive
Stock Options—Unvested and Accelerated	—	—	—	$3,864,548	(3)	—		—
Restricted Stock Units—Unvested and Accelerated	—	—	—	$4,347,984	(3)	—		—
Subtotal:	—	—	—	$8,872,532		$550,000		—
Benefits:
Post-Employment Health Insurance (COBRA)	—	$4,295	—	$38,654	(4)	—		—
Life Insurance Proceeds	—	—	—	—		$1,321,000		—
AD&D						$750,000
Survivor Income Benefit	—	—	—	—		$4,000		—
Accrued Vacation Pay	$6,647	$6,647	$6,647	$6,647		$6,647		$6,647
Subtotal:	$6,647	$10,942	$6,647	$45,301		$2,081,647		$6,647
Vested Benefits:
Stock Awards	—	—	—	—		—		—
Retirement Savings Plan	$39,709	$39,709	$39,709	$39,709		$39,709		$39,709
Subtotal:	$39,709	$39,709	$39,709	$39,709		$39,709		$39,709
TOTAL	$46,356	$50,651	$46,356	$8,957,542		$2,671,356		$46,356

(1)	Mr. Furr was eligible to receive 18 months of salary upon termination as described under “Termination in Connection with a Change of Control” above. He will be eligible to receive 24 months of salary as of June 29, 2011.
(2)	Mr. Furr was eligible to receive an Employee Incentive Plan award based on Spansion performance. This was paid on February 25, 2011 for 2010 performance and is included in the Fiscal 2010 Summary Compensation Table, Non-Equity Incentive Plan Compensation.
(3)	Equity value is calculated based on the fair market value of $20.14 on December 23, 2010, which was the last business day of fiscal 2010.
(4)	Mr. Furr was eligible for 18 months of post-employment health care coverage. He will be eligible for 24 months of post-employment health care coverage on June 29, 2011.

Ahmed Nawaz

Executive Benefits and Payments Upon Termination as of December 26, 2010	Voluntary Termination	Involuntary Not for Cause Termination (Reduction in Force)	For Cause Termination	Involuntary or for Good Reason Following Change of Control Within 12 Months		Death		Disability
Compensation:
Base Salary	—	—	—	$818,550	(1)	—		—
Short-term Incentive	—	—	—	—		$327,420	(2)	—
Long-term Incentive
Stock Options—Unvested and Accelerated	—	—	—	$2,073,936	(3)	—		—
Restricted Stock Units—Unvested and Accelerated	—	—	—	$2,318,920	(3)	—		—
Subtotal:	—	—	—	$5,211,406		$327,420		—
Benefits:
Post-Employment Health Insurance (COBRA)	—	$4,295	—	$51,538	(4)	—		—
Life Insurance Proceeds	—	—	—	—		$1,000,000		—
Survivor Income Benefit	—	—	—	—		$4,000		—
Accrued Vacation Pay	$20,135	$20,135	$20,135	$20,135		$20,135		$20,135
Subtotal:	$20,135	$24,430	$20,135	$71,673		$1,024,135		$20,135
Vested Benefits:
Stock Awards	—	—	—	—		—		—
Retirement Savings Plan	$112,464	$112,464	$112,464	$112,464		$112,464		$112,464
Subtotal:	$112,464	$112,464	$112,464	$112,464		$112,464		$112,464
TOTAL	$132,599	$136,894	$132,599	$5,395,543		$1,464,019		$132,599

(1)	Mr. Nawaz was eligible to receive 24 months of salary upon termination as described under “Termination in Connection with a Change of Control” above.
(2)	Mr. Nawaz was eligible to receive an Employee Incentive Plan award based on Spansion performance. This was paid on February 25, 2011 for 2010 performance and is included in the Fiscal 2010 Summary Compensation Table, Non-Equity Incentive Plan Compensation.
(3)	Equity value is calculated based on the fair market value of $20.14 on December 23, 2010, which was the last business day of fiscal 2010.
(4)	Mr. Nawaz was eligible for 24 months of post-employment health care coverage.

James P. Reid

Executive Benefits and Payments Upon Termination as of December 26, 2010	Voluntary Termination	Involuntary Not for Cause Termination (Reduction in Force)	For Cause Termination	Involuntary or for Good Reason Following Change of Control Within 12 Months		Death		Disability
Compensation:
Base Salary	—	—	—	$740,000	(1)	—		—
Short-term Incentive	—	—	—	—		$237,611	(2)	—
Long-term Incentive
Stock Options—Unvested and Accelerated	—	—	—	$2,153,268	(3)	—		—
Restricted Stock Units—Unvested and Accelerated	—	—	—	$2,512,163	(3)	—		—
Subtotal:	—	—	—	$5,405,431		$237,611		—
Benefits:
Post-Employment Health Insurance (COBRA)	—	$5,928	—	$71,135	(4)	—		—
Life Insurance Proceeds	—	—	—	—		$1,111,000		—
Survivor Income Benefit	—	—	—	—		$4,000		—
Accrued Vacation Pay	$1,480	$1,480	$1,480	$1,480		$1,480		$1,480
Subtotal:	$1,480	$7,408	$1,480	$72,615		$1,116,480		$1,480
Vested Benefits:
Stock Awards	—	—	—	—		—		—
Retirement Savings Plan	—	—	—	—		—		—
Subtotal:	—	—	—	—		—		—
TOTAL	$1,480	$7,408	$1,480	$5,478,046		$1,354,091		$1,480

(1)	Mr. Reid was eligible to receive 24 months of salary upon termination as described under “Termination in Connection with a Change of Control” above.
(2)	Mr. Reid was eligible to receive a prorated Employee Incentive Plan award based on Spansion performance. This was paid on February 25, 2011 for 2010 performance and is included in the Fiscal 2010 Summary Compensation Table, Non-Equity Incentive Plan Compensation.
(3)	Equity value is calculated based on the fair market value of $20.14 on December 23, 2010, which was the last business day of fiscal 2010.
(4)	Mr. Reid was eligible for 24 months of post-employment health care coverage.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

2. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K (except for such exhibits that are marked on such exhibit list as furnished and not filed). The following is a list of such Exhibits:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Spansion Inc., filed as Exhibit 3.1 to Spansion’s Current Report on Form 8-K dated May 14, 2010, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spansion Inc., as amended, filed as Exhibit 3.2 to Spansion’s Current Report on Form 8-K dated May 14, 2010, is hereby incorporated by reference.

4.1	Specimen of Class A Common Stock Certificate, filed as Exhibit 4.1 to Spansion’s Amendment No. 6 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

4.2	Indenture, including the form of the Note, dated November 9, 2010, by and among Spansion LLC, as issuer, Spansion Inc. and Spansion Technology LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated November 3, 2010, is hereby incorporated by reference.

10.1	Bailment Agreement by and between Spansion LLC and Spansion Japan Limited, entered into February 2, 2010, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010, is hereby incorporated by reference.

10.2*	Sort Services Agreement executed April 9, 2010, between Spansion LLC and ChipMOS TECHNOLOGIES INC, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010, is hereby incorporated by reference.

10.3***	Form of Indemnification Agreement, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated May 14, 2010, is hereby incorporated by reference.

10.4(a)***	Form of Change of Control Severance Agreement, filed as Exhibit 10.4 to Spansion’s Current Report on Form 8-K dated May 14, 2010, is hereby incorporated by reference.

10.4(b)***	Form of Spansion Inc. Change of Control Severance Agreement, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated August 26, 2010, is hereby incorporated by reference.

10.5***	Spansion Inc. Key Employee Incentive Plan and Centurion Plan, as approved August 27, 2009, filed as Exhibit 10.9 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.6(a)***	Employment Offer Letter for John H. Kispert, dated February 12, 2009, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated February 17, 2009, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit
10.6(b)***	Amendment No. 1 to Employment Offer Letter for John H. Kispert, dated July 9, 2009, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated July 9, 2009, is hereby incorporated by reference.

10.7***	Consulting Agreement between Spansion Inc. and Nathan Sarkisian, effective as of May 20, 2009, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.8***	Employment Offer Letter for Randy W. Furr, dated June 4, 2009, filed as Exhibit 10.5 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.9***	Stockholders Agreement, dated as of December 21, 2005, by and among AMD Investments, Spansion Inc., Advanced Micro Devices, Inc., and Fujitsu Limited, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.10(a)	Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., filed as Exhibit 10.4 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.10(b)	Amendment No. 1 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of October 1, 2007 between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.8 to Spansion’s Annual Report on Form 10-K dated December 30, 2007, is hereby incorporated by reference.

10.10(c)	Amendment No. 2 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of September 28, 2008 between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.10(d)	Amendment No. 3 and Letter Supplement to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of January 15, 2009, filed as Exhibit 10.1(a) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.10(e)	Amendment No. 4 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of February 23, 2009, filed as Exhibit 10.1(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.10(f)	Amendment No. 5 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of April 23, 2009, filed as Exhibit 10.1(c) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.10(g)	Amendment No. 6 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of June 25, 2009, filed as Exhibit 10.1(d) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit
10.10(h)	Amendment No. 7 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of October 30, 2009, filed as Exhibit 10.1(e) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.11	Amended and Restated Fujitsu-Spansion Patent Cross-License Agreement between Fujitsu Limited and Spansion Inc., filed as Exhibit 10.5 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.12	Amended and Restated AMD-Spansion Patent Cross-License Agreement between Advanced Micro Devices, Inc. and Spansion Inc., filed as Exhibit 10.6 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.13	Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement among Fujitsu Limited, Advanced Micro Devices, Inc., AMD Investments, Inc. and Spansion Inc., filed as Exhibit 10.7 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.14	Amended and Restated Information Technology Services Agreement between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.8 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.15*	Amended and Restated Non-Competition Agreement among Spansion Inc., Advanced Micro Devices, Inc. and Fujitsu Limited, filed as Exhibit 10.13 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.16(a)*	Master Semiconductor Foundry and Technology Transfer Agreement, dated August 11, 2005, between Spansion LLC and Taiwan Semiconductor Manufacturing Company, filed as Exhibit 10.33 to Spansion’s Amendment No. 9 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.16(b)**#	Second Amendment, dated December 14, 2010, to the Foundry Agreement, dated August 31, 2007, between Spansion LLC and Semiconductor Manufacturing International Company.

10.17*	Foundry Agreement, dated March 31, 2005, between Spansion Japan and Fujitsu Limited, filed as Exhibit 10.34 to Spansion’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

10.18(a)	Foundry Agreement, effective as of September 28, 2006, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited, filed as Exhibit 10.18(a) to Spansion’s Amendment No. 2 to Form S-4 Registration Statement (No. 333-174593), is hereby incorporated by reference.

10.18(b)	Amendment No. 1 to the Amended and Restated Foundry Agreement, effective March 21, 2008 and entered into as of June 19, 2008, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology, Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited and its assignee, Fujitsu Microelectronics Limited, filed as Exhibit 10.37(a) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, is hereby incorporated by reference.

10.18(c)	Amendment No. 2 to the Amended and Restated Foundry Agreement, effective as of March 21, 2008 and entered into as of December 31, 2008, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology, Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited and its assignee, Fujitsu Microelectronics Limited, filed as Exhibit 10.32(c) to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit
10.18(d)	Waiver of Payment Terms, dated June 30, 2008, by Fujitsu Microelectronics Limited, and agreed to by Spansion Inc., Spansion Technology, Inc., Spansion LLC and Spansion Japan Limited, filed as Exhibit 10.37(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, is hereby incorporated by reference.

10.18(e)	Amendment No. 3 to the Amended and Restated Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Spansion Japan Limited and Fujitsu Microelectronics Limited, entered into as of June 30, 2009, filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.18(f)*	Restatement, effective February 2, 2010, to the Amended and Restated Foundry Agreement, by and between Spansion LLC and Spansion Japan Limited, filed as Exhibit 10.1(a) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010, is hereby incorporated by reference.

10.18(g)	Amendment, dated April 5, 2010, to the Amended and Restated Foundry Agreement, by and between Spansion LLC and Spansion Japan, filed as Exhibit 10.1(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010, is hereby incorporated by reference.

10.18(h)#	Amendment No. 4, in the form of a Guaranty, to the Amended and Restated Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Limited (successor in interest to Spansion Japan Limited) and Fujitsu Microelectronics Limited, entered into as of May 21, 2010.

10.18(i)#	Guaranty of Spansion LLC of Nihon Spansion Trading Limited’s Obligations Under the Amended and Restated Foundry Agreement, dated November 30, 2010.

10.18(j)#	Amendment No. 5 to the Amended and Restated Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Fujitsu Microelectronics Limited, entered into as of December 27, 2010.

10.19	Second Amendment and Transfer Agreement, dated as of September 28, 2006, between Spansion Japan Limited and Fujitsu Limited, filed as Exhibit 10.75 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.20	Supply Agreement by and between Spansion LLC and Powertech Technology Inc., dated August 21, 2009, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated August 25, 2009, is hereby incorporated by reference.

10.21	Transition Services Agreement by and between Spansion LLC and Powertech Technology Inc., dated August 21, 2009, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated August 25, 2009, is hereby incorporated by reference.

10.22	Agreement between Spansion LLC and Spansion Japan Limited, entered into as of June 30, 2009, filed as Exhibit 10.10 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.23	Memorandum of Understanding Regarding Non-Competition Agreement between Spansion Inc. and Fujitsu Microelectronics Limited, dated as of June 30, 2009, filed as Exhibit 10.10 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.24	Assignment of Amended and Restated Information Technology Services Agreement between Spansion Inc., Spansion Japan Limited, and Fujitsu Microelectronics Limited, effective as of March 31, 2009, filed as Exhibit 10.12 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit
10.25(a)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(k) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.25(b)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(l) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.26(a)*	Foundry Agreement by and between Semiconductor Manufacturing International Corporation and Spansion LLC dated August 31, 2007, filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.26(b)*	First Amendment to the Foundry Agreement by and between Semiconductor Manufacturing International Corporation and Spansion LLC dated August 15, 2008, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.27	Agreement by and among Spansion Inc., Fujitsu Limited and Fujitsu Microelectronics Limited dated September 11, 2008, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.28	Credit Line Account Application and Agreement for Organizations and Businesses between Spansion LLC and UBS Bank USA, dated as of December 29, 2008, filed as Exhibit 10.54 to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

10.29(a)	Lease Agreement, dated as of September 30, 2005, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.1(a) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.29(b)	First Amendment to Schedule to Lease Agreement, entered into September 10, 2010, by and between Spansion LLC and AIG Commercial Equipment Finance Inc., filed as Exhibit 10.6 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.30(a)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between General Electric Capital Corporation and Spansion LLC, filed as Exhibit 10.1(b) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.30(b)	Amended Schedule to Lease Agreement, dated as of December 23, 2005, between General Electric Capital Corporation and Spansion LLC, filed as Exhibit 10.1(e) to Spansion’s Current Report on Form 8-K dated December 27, 2005, is hereby incorporated by reference.

10.31	Master Lease Agreement, dated as of September 28, 2006, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited, filed as Exhibit 10.73 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.32	Settlement Agreement among Spansion LLC, Spansion Inc. and Samsung Electronics Co., Ltd., dated as of March 16, 2009, filed as Exhibit 10.59 to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

10.33	Backstop Rights Purchase Agreement between Spansion Inc. and SLS Spansion Holdings, LLC, dated as of January 25, 2010, filed as Exhibit 10.68 to Spansion’s Annual Report on Form 10-K dated February 12, 2010, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit
10.34(a)	Credit Agreement dated as of February 9, 2010 among Spansion LLC, as the Borrower, Spansion Inc., and Spansion Technology LLC, as Guarantors, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, the Lenders Party Hereto, Barclays Capital, as Joint Lead arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, filed as Exhibit 10.69 to Spansion’s Annual Report on Form 10-K dated February 12, 2010, is hereby incorporated by reference.

10.34(b)#	Amendment No. 1, dated as of April 9, 2010, to the Credit Agreement dated as of February 9, 2010 among Spansion LLC, as the Borrower, Spansion Inc., and Spansion Technology LLC, as Guarantors, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, the Lenders Party Hereto, Barclays Capital, as Joint Lead arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent.

10.34(c)	Amendment No. 2, dated as of May 7, 2010, to the Credit Agreement dated as of February 9, 2010 among Spansion LLC, as the Borrower, Spansion Inc., and Spansion Technology LLC, as Guarantors, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, the Lenders Party Hereto, Barclays Capital, as Joint Lead arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, filed as Exhibit 10.7 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.34(d)	Amendment No. 3 and Consent, dated as of October 18, 2010, to the Credit Agreement dated as of February 9, 2010 among Spansion LLC, as the Borrower, Spansion Inc., and Spansion Technology LLC, as Guarantors, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, the Lenders Party Hereto, Barclays Capital, as Joint Lead arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, filed as Exhibit 10.8 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2010, is hereby incorporated by reference.

10.34(e)	Amendment No. 4, dated as of November 9, 2010, to the Credit Agreement dated as of February 9, 2010, among Spansion LLC, Spansion Inc., Spansion Technology LLC, each lender from time to time party thereto, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, Barclays Capital, as Joint Lead Arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated November 3, 2010, is hereby incorporated by reference.

10.35*	Foundry Agreement, dated August 28, 2010, by and among Spansion LLC, Nihon Spansion Limited and Texas Instruments Incorporated, filed as Exhibit 10.70 to Spansion’s Registration Statement on Form S-1 filed October 18, 2010, is hereby incorporated by reference.

10.36(a)	Amendment No. 1 to Foundry Agreement, entered into September 15, 2010, by and between Spansion LLC, Nihon Spansion Limited and Texas Instruments Incorporated, filed as Exhibit 10.4(a) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.36(b)#	Amendment No. 2 to Foundry Agreement, entered into October 15, 2010, by and between Spansion LLC, Nihon Spansion Limited and Texas Instruments Incorporated.

10.36(c)#	Assignment of Foundry Agreement from Nihon Spansion Limited to Nihon Spansion Trading, dated November 30, 2010.

10.37***	Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated May 10, 2010, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit
10.37(a)***	Amendment to Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.2(a) to Spansion’s Current Report on Form 8-K dated May 14, 2010, is hereby incorporated by reference.

10.37(b)***	U.S. Employees Form of Stock Option Agreement and Terms and Conditions for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(a) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.37(c)***	U.S. Employees Form of Restricted Stock Unit Agreement and Terms and Conditions for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.37(d)***	Non-U.S. Employees Form of Stock Option Agreement Terms and Conditions (With Foreign Exhibit) for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(c) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.37(e)***	Non-U.S. Employees Form of Restricted Stock Unit Agreement and Terms and Conditions (With Foreign Exhibit) for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(d) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.37(f)***	Spansion Inc. 2010 Equity Incentive Award Plan—French Sub-Plan—Options, filed as Exhibit 10.1(e) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.37(g)***	Spansion Inc. 2010 Equity Incentive Award Plan—French Sub-Plan—Restricted Stock/Restricted Stock Units, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended 26, 2010, is hereby incorporated by reference.

10.37(h)***	Spansion Inc. 2010 Equity Incentive Award Plan—Sub-Plan—Israel, filed as Exhibit 10.1(g) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.37(i)***#	Form of Performance-Based Restricted Stock Unit Award.

10.38***	Spansion Inc. 2010 Employee Incentive Plan, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.39***	Spansion Inc. 2010 Executive Compensation Plan, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.40***	Form of Spansion Inc. Indemnity Agreement with Directors (Silver Lake), filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.41(a)	Loan and Security Agreement dated as of May 10, 2010, by and between Spansion Inc., as Parent and Spansion LLC, and Certain of its Subsidiaries Party Hereto, as Borrowers, and Certain Financial Institutions, as Lenders and Bank of America, N.A., as Administrative Agent, Sole Lead Arranger, Sole Bookrunner, and Agent, filed as Exhibit 10.5 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit
10.41(b)	Amendment Number One, dated as of October 15, 2010, to Loan and Security Agreement dated as of May 10, 2010, by and between Spansion Inc., as Parent and Spansion LLC, and Certain of its Subsidiaries Party Hereto, as Borrowers, and Certain Financial Institutions, as Lenders and Bank of America, N.A., as Administrative Agent, Sole Lead Arranger, Sole Bookrunner, and Agent, filed as Exhibit 10.6 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.41(c)	Amendment Number Two, dated as of November 9, 2010, to Loan and Security Agreement dated as of May 10, 2010, by and between Spansion Inc., as Parent and Spansion LLC, and Certain of its Subsidiaries Party Hereto, as Borrowers, and Certain Financial Institutions, as Lenders and Bank of America, N.A., as Administrative Agent, Sole Lead Arranger, Sole Bookrunner, and Agent, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated November 3, 2010, is hereby incorporated by reference.

10.42	Registration Rights Agreement, dated November 9, 2010, among Spansion LLC, Spansion Technology LLC, Spansion Inc., Barclays Capital Inc. and Morgan Stanley & Co. Incorporated, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated November 3, 2010, is hereby incorporated by reference.

16.1	Letter to Securities and Exchange Commission from Ernst & Young LLP, dated May 19, 2010, filed as Exhibit 16.1 to Spansion’s Current Report on Form 8-K dated May 20, 2010, is hereby incorporated by reference.

21.1#	Subsidiaries of Spansion Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Confidential treatment has been requested with respect to portions of this exhibit.
***	Management Agreement or Compensation Plan.
+	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
#	Previously filed as an exhibit to Spansion Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010, filed with the SEC on February 23, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 2, 2011	SPANSION INC.

	By:	/s/ Randy W. Furr
Randy W. Furr Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* John H. Kispert	President, Chief Executive Officer and Director (Principal Executive Officer)	November 2, 2011

/s/ Randy W. Furr Randy W. Furr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 2, 2011

Director
Keith Barnes

* Raymond Bingham	Chairman of the Board of Directors	November 2, 2011

* Hans Geyer	Director	November 2, 2011

* Paul Mercadante	Director	November 2, 2011

Director
William E. Mitchell

* Ajay Shah	Director	November 2, 2011

* Clifton Thomas Weatherford	Director	November 2, 2011

* By:	/s/ Randy W. Furr
Name: Randy W. Furr
Attorney-in-fact