Form 10-Q/A
period 2011-06-26
Spansion Inc.
filed 2011-11-02
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

Results of Operations

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated financial information for the three and six months ended June 27, 2010 gives effect to (i) the Plan of Reorganization and emergence from the Chapter 11 Cases and the application of fresh start accounting on May 10, 2010 and (ii) the issuance of the notes. The information has been derived by the application of pro forma adjustments to the consolidated financial statements.

The unaudited pro forma condensed consolidated statement of operations has been adjusted to give effect to pro forma events that are (i) directly attributable to the transactions described below, (ii) are factually supportable and (iii) are expected to have a continuing impact on us. The following unaudited pro forma condensed consolidated statement of operations for the three and six months ended June 27, 2010 is presented on a basis to reflect the adjustments as if each of the transactions described below had occurred on December 28, 2009, the first day of the fiscal year ended December 26, 2010. A pro forma balance sheet has not been presented as the transactions described below are reflected in the historical balance sheet as of December 26, 2010.

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

Unaudited Pro Forma Condensed Consolidated Statement of Operations

for the Three Months Ended June 27, 2010

(in thousands)

	Historical		Adjustments		Pro Forma
	Period from March 29, 2010 to May 10, 2010	Period from May 11, 2010 to June 27, 2010	Fresh Start	Financing	Period from March 29, 2010 to June 27, 2010
Net sales (1)	$101,786	$124,569	$—	$—	$226,355
Net sales to related parties	24,496	4,801	—	—	29,297

Total net sales	126,282	129,370	—	—	255,652

Cost of sales (1), (2), (3)	85,697	111,413	13,523	—	210,633
Research and development (3)	12,115	13,420	121	—	25,656
Sales, general and administrative (3)	20,497	18,259	141	—	38,897
Restructuring credits	(2,785)	—			(2,785)

Operating income (loss) before reorganization items	10,758	(13,722)	(13,785)	—	(16,749)

Other income (expense):
Interest and other income (expense), net	(3,190)	364	—	—	(2,826)
Interest expense (4)	(11,237)	(4,877)	3,289	3,342	(9,483)

Loss before reorganization items and income taxes	(3,669)	(18,235)	(10,496)	3,342	(29,058)
Reorganization items	364,876	—	—	—	364,876

Income (loss) before income taxes	361,207	(18,235)	(10,496)	3,342	335,818
Provision (benefit) for income taxes (5)	1,235	(21)	—	—	1,214

Net income (loss)	$359,972	$(18,214)	$(10,496)	$3,342	$334,604

Net income (loss) per share (6):
Basic	$2.22	$(0.31)			$5.64
Diluted	2.21	(0.31)			5.56

Shares used in per share calculation:
Basic	162,513	59,271			59,277
Diluted	162,518	59,271			60,198

(1)	Fresh start accounting requires the elimination of deferred revenue (and its associated deferred cost of sales) when no future performance obligation is required. No adjustments have been made to the unaudited pro forma condensed consolidated statement of operations for the three months ended June 27, 2010 to recognize such eliminated deferred revenue and the related cost of sales of $37.0 million and $27.8 million respectively, as such adjustments are non-recurring in nature.

(2)	Fresh start accounting requires the revaluation of inventory to its fair value on the Emergence Date. Accordingly, the value of inventory was increased by $98.4 million on the Emergence Date. As a result, we recognized additional cost of sales of approximately $18.6 million for the revaluation. No adjustment has been made to reduce such additional cost in the unaudited pro forma condensed consolidated statement of operations for the three months ended June 27, 2010 as it is non-recurring in nature
(3)	Fresh start accounting requires the revaluation of our tangible and intangible assets to fair value, resulting in a higher fair value of our existing tangible fixed assets and the recognition of new intangible, amortizable assets namely developed technology, customer relationships and trade name. The effect of these fair value adjustments was primarily to increase the depreciation and amortization charge relating to these fixed assets and intangible assets in reporting periods subsequent to the Emergence Date, which will primarily increase our costs of goods sold and decrease gross profit margins in future periods. The pro forma adjustment to increase depreciation and amortization expense by $13.8 million reflects the average daily depreciation and amortization rate for the period from May 11, 2010 to December 26, 2010 applied to the period from March 29, 2010 to June 27, 2010.
(4)	On February 9, 2010, we borrowed $450 million pursuant to the Term Loan. The proceeds of the Term Loan, together with cash proceeds from other sources of cash available to us, were used in full to partially discharge the remaining balance of claims relating to holders of our Senior Secured Floating Rate Notes (the FRNs). See Note 12 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 for more information.

On November 9, 2010, we completed an offering of $200 million aggregate principal amount of the notes, resulting in net proceeds of approximately $195.6 million after related offering expenses. These proceeds were used to pay down amounts outstanding under our Term Loan.

The “Financing” column in the unaudited pro forma condensed consolidated statement of operations gives effect to the repayment of $195.6 million of the original $450 million Term Loan, using the proceeds from the notes. The effect of this pro forma adjustment will be a lower interest and financing charge to as a result of issuing debt with a lower rate of interest and utilizing the proceeds from the notes to partially pay down existing higher-interest debt. The lower interest expense is reflected in the unaudited pro forma condensed consolidated statement of operations for the three months ended June 27, 2010 as it is recurring in nature.

The following assumptions were utilized in computing the pro-forma impact of the Financing adjustment:

a)	The FRNs were settled as of December 28, 2009 and there was no interest charge relating to the FRNs in the unaudited pro forma condensed consolidated statement of operations for the three months ended June 27, 2010, a total interest saving of $3.1 million;
b)	The Term Loan was effective as of December 28, 2009, which was the beginning of pro forma fiscal 2010;
c)	$195.6 million of the original $450 million Term Loan was paid down from the proceeds of the $200 million notes effective as of December 28, 2009, which was the beginning of pro forma fiscal 2010. Additionally, a prepayment penalty charge of approximately $2.0 million was incurred in fiscal 2010 due to early paydown of the Term Loan; and
d)	The effective interest rates of 6.50% and 7.875% on $250 million of the Term Loan and the $200 million notes, respectively, were effective throughout the unaudited pro forma condensed consolidated statement of operations for the pro forma three months ended June 27, 2010.

Further, as part of fresh start accounting, the Company had written off the unamortized debt financing costs for the $450 million Term Loan as the fair value of the debt was deemed to be at face value. The benefit to interest and other income represents the reversal of such debt financing costs that were charged to the consolidated statement of operations from February 9, 2010 to May 10, 2010. This resulted in a net benefit adjustment amounting to $3.3 million.

(5)	The Company has net operating loss carry forwards and a full valuation allowance on its deferred tax assets. As a result, there is no tax impact on the adjustments identified in the unaudited pro forma condensed consolidated statement of operations for pro forma three months ended June 27, 2010.
(6)	Pro forma basic and diluted per-share numbers used in the per share calculation reflect the issuance of shares of the Successor and the cancellation of the shares of the Predecessor at the Emergence Date as if such shares were issued and cancelled, respectively, on December 29, 2009, which was the beginning of pro forma fiscal 2010. Additionally, initial vesting of restricted stock awards that occurred on May 10, 2010 was assumed to have occurred on December 28, 2009 and quarterly thereafter. Such vested restricted stock shares are included in the pro forma basic per-share numbers and unvested restricted stock awards are included in the pro forma diluted per-share numbers using the treasury stock method.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

for the Six Months Ended June 27, 2010

(in thousands)

	Historical		Adjustments		Pro Forma
	Period from December 28, 2009 to May 10, 2010	Period from May 11, 2010 to June 27, 2010	Fresh Start	Financing	Period from December 28, 2009 to June 27, 2010
Net sales (1)	$324,914	$124,569	$—	$—	$449,483
Net sales to related parties	78,705	4,801	—	—	83,506

Total net sales	403,619	129,370	—	—	532,989

Cost of sales (1), (2), (3)	274,817	111,413	42,824	—	429,054
Research and development (3)	35,068	13,420	384	—	48,872
Sales, general and administrative (3)	68,105	18,259	446	—	86,810
Restructuring credits	(2,772)	—			(2,772)

Operating income (loss) before reorganization items	28,401	(13,722)	(43,654)	—	(28,975)

Other income (expense):
Interest and other income (expense), net	(2,904)	364	—	—	(2,540)
Interest expense (4)	(30,573)	(4,877)	11,144	4,888	(19,418)

Loss before reorganization items and income taxes	(5,076)	(18,235)	(32,510)	4,888	(50,933)
Reorganization items	370,340	—	—	—	370,340

Income (loss) before income taxes	365,264	(18,235)	(32,510)	4,888	319,407
Provision (benefit) for income taxes (5)	1,640	(21)	—	—	1,619

Net income (loss)	$363,624	$(18,214)	$(32,510)	$4,888	$317,788

Net income (loss) per share (6):
Basic	$2.24	$(0.31)			$5.36
Diluted	2.24	(0.31)			5.28

Shares used in per share calculation:
Basic	162,439	59,271			59,274
Diluted	162,610	59,271			60,195

(1)	Fresh start accounting requires the elimination of deferred revenue (and its associated deferred cost of sales) when no future performance obligation is required. No adjustment has been made in the unaudited pro forma condensed consolidated statement of operations for the six months ended June 27, 2010 to recognize such eliminated deferred revenue and the related cost of sales of $37.0 million and $27.8 million respectively, as such adjustments are non-recurring in nature.
(2)	Fresh start accounting requires the revaluation of inventory to its fair value on the Emergence Date. Accordingly, the value of inventory was increased by $98.4 million on the Emergence Date. As a result, we recognized additional cost of sales of approximately $18.6 million for the revaluation. No adjustment has been made to reduce such additional cost in the unaudited pro forma condensed consolidated statement of operations for the six months ended June 27, 2010 as it is non-recurring in nature.
(3)	Fresh start accounting requires the revaluation of our tangible and intangible assets to fair value, resulting in a higher fair value of our existing tangible fixed assets and the recognition of new intangible, amortizable assets namely developed technology, customer relationships and trade name. The effect of these fair value adjustments was primarily to increase the depreciation and amortization charge relating to these fixed assets and intangible assets in reporting periods subsequent to the Emergence Date, which will primarily increase our costs of goods sold and decrease gross profit margins in future periods. The pro forma adjustment to increase depreciation and amortization expense by $43.7 million reflects the average daily depreciation and amortization rate for the period from May 11, 2010 to December 26, 2010 applied to the period from December 28, 2009 to June 27, 2010.
(4)	On February 9, 2010, we borrowed $450 million pursuant to the Term Loan. The proceeds of the Term Loan, together with cash proceeds from other sources of cash available to us, were used in full to partially discharge the remaining balance of claims relating to holders of our Senior Secured Floating Rate Notes (the FRNs). See Note 12 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 for more information.

On November 9, 2010, we completed an offering of $200 million aggregate principal amount of the notes, resulting in net proceeds of approximately $195.6 million after related offering expenses. These proceeds were used to pay down amounts outstanding under our Term Loan.

The “Financing” column in the unaudited pro forma condensed consolidated statement of operations gives effect to the repayment of $195.6 million of the original $450 million Term Loan, using the proceeds from the notes. The effect of this pro forma adjustment will be a lower interest and financing charge to as a result of issuing debt with a lower rate of interest and utilizing the proceeds from the notes to partially pay down existing higher-interest debt. The lower interest expense is reflected in the unaudited pro forma condensed consolidated statement of operations for the six months ended June 27, 2010 as it is recurring in nature.

The following assumptions were utilized in computing the pro-forma impact of the Financing adjustment:

a)	The FRNs were settled as of December 28, 2009 and there was no interest charge relating to the FRNs in the unaudited pro forma condensed consolidated statement of operations for the six months ended June 27, 2010, a total interest saving of $8.4 million;
b)	The Term Loan was effective as of December 28, 2009, which was the beginning of pro forma fiscal 2010;
c)	$195.6 million of the original $450 million Term Loan was paid down from the proceeds of the $200 million notes effective as of December 28, 2009, which was the beginning of pro forma fiscal 2010. Additionally, a prepayment penalty charge of approximately $2.0 million was incurred in fiscal 2010 due to early paydown of the Term Loan; and
d)	The effective interest rates of 6.50% and 7.875% on $250 million of the Term Loan and the $200 million notes, respectively, were effective throughout the unaudited pro forma condensed consolidated statement of operations for the pro forma six months ended June 27, 2010.

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

(5)	The Company has net operating loss carry forwards and a full valuation allowance on its deferred tax assets. As a result, there is no tax impact on the adjustments identified in the unaudited pro forma condensed consolidated statement of operations for pro forma six months ended June 27, 2010.
(6)	Pro forma basic and diluted per-share numbers used in the per share calculation reflect the issuance of shares of the Successor and the cancellation of the shares of the Predecessor at the Emergence Date as if such shares were issued and cancelled, respectively, on December 29, 2009, which was the beginning of pro forma fiscal 2010. Additionally, initial vesting of restricted stock awards that occurred on May 10, 2010 was assumed to have occurred on December 28, 2009 and quarterly thereafter. Such vested restricted stock shares are included in the pro forma basic per-share numbers and unvested restricted stock awards are included in the pro forma diluted per-share numbers using the treasury stock method.

Comparison of Net Sales, Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Income Tax Provision

	Three Months Ended		Six Months Ended
	June 26, 2011	Pro Forma June 27, 2010	June 26, 2011	Pro Forma June 27, 2010
Total net sales	298,768	255,652	591,705	532,989
Cost of sales	221,336	210,633	445,502	429,054
Gross margin	26%	18%	25%	20%
Research and development	30,567	25,656	60,397	48,872
Sales, general and administrative	10,779	38,897	50,460	86,810
Restructuring credits	—	(2,785)	—	(2,772)
Operating income (loss)	36,086	(16,749)	35,346	(28,975)
Interest and other income (expense), net	(288)	(2,826)	459	(2,540)
Interest expense	(8,779)	(9,483)	(17,837)	(19,418)
Reorganization items	—	364,876	—	370,340
Provision for (benefit from) income taxes	1,731	1,214	6,828	1,619

Total Net Sales

Total net sales for the three months ended June 26, 2011 increased by $43.1 million compared to the pro forma total net sales for the three months ended June 27, 2010. The overall revenue increase for the quarter consisted of (i) $36.6 million higher deferred revenue loss in the three months ended June 27, 2010 due to our adoption of fresh start accounting on the emergence date compared to the three months ended June 26, 2011 and (ii) $24.3 million increase in revenues predominantly driven by increased unit shipments of embedded products offset by a decline in average selling price (ASP) in the wireless market of $20.5 million.

Total net sales for the Predecessor period from March 29, 2010 to May 10, 2010 and the Successor period from May 11, 2010 to June 27, 2010 were $126.3 million and $129.4 million, respectively. The Successor’s net sales were adversely impacted by approximately $37.0 million attributed to deferred revenue lost as a result of the adoption fresh start accounting.

Total net sales for the six months ended June 26, 2011 increased by $58.7 million compared to the pro forma total net sales for the six months ended June 27, 2010. The increase was primarily due to (i) $35.2 million higher deferred revenue loss in the six months ended June 27, 2010 due to our adoption of fresh start accounting on the emergence date compared to the six months ended June 26, 2011 and (ii) $54.5 million increase in revenues predominantly driven by increased unit shipments of embedded products offset by a decline in ASPs in the wireless market of $33.8 million.

Total net sales for the Predecessor period from December 28, 2009 to May 10, 2010 and the Successor period from May 11, 2010 to June 27, 2010 were $403.6 million and $129.4 million, respectively. Aside from the difference in the number of days in the Successor and Predecessor periods, sales were relatively consistent between these two periods except for the adverse impacted of approximately $37.0 million attributed to deferred revenue lost in the Successor period as a result of the adoption fresh start accounting.

Gross Margin

Our gross margin increased by 8 percent or $32.4 million for the three months ended June 26, 2011 compared to the pro forma gross margin for the three months ended June 27, 2010. The increase in gross margin was primarily due to: (i) a reduced impact of fresh start accounting related adjustments of $34.8 million (mainly due to greater amounts of lost deferred revenue upon emergence from bankruptcy during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2011) and (ii) lower expenses resulting from operating efficiencies in factory utilization of $11.2 million. The gross margin increase was partially offset by $16.1 million decline in ASPs in the wireless market.

Our gross margin for the Predecessor period from March 29, 2010 to May 10, 2010 and the Successor period from May 11, 2010 to June 27, 2010 was 32.1% and 13.9%, respectively. The lower gross margin in the Successor period was primarily impacted by fresh start accounting adjustments as a result of our emergence from the Chapter 11 Cases, including approximately (i) $18.6 million amortization of inventory mark-up, (ii) a $27.7 million loss of deferred margin and (iii) $13.6 million of higher depreciation expense.

Our gross margin increased by 5 percent or $42.2 million for the six months ended June 26, 2011, compared to the pro forma gross margin for the six months ended June 27, 2010 and consisted of the following: (i) approximately $30.5 million increase due to improved factory utilization and efficiency from restructuring and consolidation of back-end manufacturing operations and (ii) a reduced impact of fresh start accounting related adjustments (mainly due to greater amounts of lost deferred revenue upon emergence from bankruptcy during the six months ended June 27, 2010 compared to the six months ended June 26, 2011) of $28.0 million. These increases were offset by a decrease of $17.4 million due to a decline in ASPs in the wireless market net of better pricing in the embedded market.

Our gross margin for the Predecessor period from December 28, 2009 to May 10, 2010 and the Successor period from May 11, 2010 to June 27, 2010 was 31.9% and 13.9%, respectively. The lower gross margin in the Successor period was as described above.

Research and Development

Research and development (R&D) expenses for the three months ended June 26, 2011 increased by $4.9 million compared to the pro forma R&D expenses for the three months ended June 27, 2010. The increase was primarily due to (i) net impairment charges of $3.8 million relating to R&D tools and equipment that had been held for sale after closing a design facility in Sunnyvale and (ii) increase in labor costs of $1.0 million due to increased headcount and employee compensation and benefits.

R&D expenses for the Successor period from May 11, 2010 to June 27, 2010 were approximately $13.4 million and included among other items, approximately $5.3 million of labor costs; approximately $2.4 million of expenses relating to outside service providers; approximately $1.5 million of material costs and approximately $1.5 million of building and other allocated operating expenses.

R&D expenses for the Predecessor period from March 29, 2010 to May 10, 2010 were approximately $12.1 million and included, among other items, approximately (i) $6.2 million of labor costs, (ii) $2.1 million of expenses relating to outside service providers, (iii) $0.9 million of material costs and (iv) $1.4 million of building and other allocated operating expenses.

R&D expenses for the six months ended June 26, 2011 increased by $11.5 million compared to the pro forma R&D expenses for the six months ended June 27, 2010. The increase in R&D expenses was attributable to approximately (i) $5.7 million of net impairment charges relating to R&D tools and equipment held for sale after closing a design facility in Sunnyvale (ii) an increase of amortization expense of $2.0 million due to revaluation of license contracts upon emergence (iii) an increase in labor costs of $3.7 million due to headcount and employee compensation and benefits, and (iv) an increase in material costs of $1.1 million associated with new product development. These increases were offset by reduced expense of $0.6 million in the six months ended June 26, 2011 due to closure of R&D operations in certain foreign final manufacturing locations.

R&D expenses for the Predecessor period from December 28, 2009 to May 10, 2010 were approximately $35.1 million and included approximately (i) $22.8 million of labor costs, (ii) $3.7 million of expenses relating to outside service providers, (iii) $1.8 million of material costs and (iv) $4.3 million of building and other allocated operating expenses.

Sales, General and Administrative

Sales, general and administrative (SG&A) expenses for the three months ended June 26, 2011 decreased by $28.1 million compared to the pro SG&A expenses for the three months ended June 27, 2010. The decrease was primarily due to (i) $31.3 million relating to the Samsung patent litigation settlement (refer to Note 14 of the Condensed Consolidated Financial Statements) which resulted in a reduction of our legal expense reserves and (ii) a reduction of $2.0 million in information technology expenses primarily due to data center migration resulting in lower costs. The decrease in SG&A expenses is partially offset by (i) higher labor cost due to increase in headcount and employee compensation and benefits of approximately $3.9 million, and (ii) an increase in operating expenses of $1.5 million for our Japanese subsidiary, Nihon Spansion Limited, having operated for the full quarter during the second quarter of fiscal 2011 as compared to only two months in the corresponding quarter of fiscal 2010. Nihon Spansion Limited commenced operations in May 2010.

SG&A expenses for the Successor period from May 11, 2010 to June 27, 2010 were approximately $18.3 million, and included, among other items, approximately (i) $9.0 million of labor costs, (ii) $5.0 million of expenses relating to outside service providers and (iii) $1.9 million of building and other allocated operating expenses.

SG&A expenses for the Predecessor period from March 29, 2010 to May 10, 2010 were approximately $20.5 million and included, among other items, approximately (i) $8.0 million of labor costs, (ii) $7.4 million of expenses relating to outside service providers and (iii) $1.6 million of building and other allocated operating expenses.

SG&A expenses for the six months ended June 26, 2011 decreased by $36.3 million compared to the pro forma SG&A expenses for the six months ended June 27, 2010. The decrease in SG&A expenses was primarily due to (i) a reduction of $40.2 million in our legal expense reserves principally resulting from the Samsung patent litigation settlement (refer to Note 14 of the Condensed Consolidated Financial Statements) (ii) a reduction of approximately $3.3 million in information technology expenses primarily due to data center migration resulting in lower costs and (iii) a reduction of $1.5 million in provision for doubtful accounts. These decreases were partially offset by approximately (i) $5.4 million of higher labor costs due to increase in headcount and employee compensation and benefits costs, and (ii) an increase in operating expenses of $3.9 million for Nihon Spansion Limited having operated the full six months during the 2011 period as compared to only two months in the corresponding period in fiscal 2010.

SG&A expenses for the Predecessor period from December 28, 2009 to May 10, 2010 were approximately $68.1 million and included, among other items, approximately (i) $25.9 million of labor costs; approximately $25.1 million of expenses relating to outside service providers and approximately $6.6 million of building and other allocated operating expenses.

Restructuring Credits

There were no restructuring credits for the three and six month periods ended June 26, 2011.

Restructuring credits for the three months and six months ended June 27, 2010 consisted of approximately $2.8 million which included (i) a $3.3 million gain on the sale of the fixed assets after closing a design facility in Sunnyvale (ii) a $1.5 million gain from the sale of the Suzhou plant (iii) a $1.3 million charge relating to employee severance pay and benefits, professional fees, and relocation of property, plant and equipment, and (iv) a $0.8 million charge relating to depreciation and write-off of fixed assets.

There were no restructuring credits for the Successor period from May 11, 2010 to June 27, 2010. Restructuring credits in the Predecessor period from March 29, 2010 to May 10, 2010 and the period from December 28, 2009 to May 10, 2010 were approximately $2.8 million due to approximately (i) $1.4 million of employee severance charges and (ii) $6.5 million of fixed asset relocation, depreciation and disposal charges, and which were offset by approximately $5.5 million and $5.2 million of gains on sale of fixed assets and sale of our Suzhou plant, respectively.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by approximately $2.5 million for the three months ended June 26, 2011 compared to the pro forma interest and other income (expense), net, for the three months ended June 27, 2010. The decrease was mainly due to $3.0 million in impairment charges on certain equity investments in privately held companies during the second quarter of fiscal 2010. There were no such charges during the second quarter of 2011. In the second quarter of fiscal 2011, we also incurred fees of approximately $0.8 million relating to the amendment to our Term Loan.

Interest and other income (expense), net decreased by approximately $3.0 million for the six months ended June 26, 2011 compared to the pro forma interest and other income (expense), net for the six months ended June 27, 2010. The decrease was mainly due to (i) $3.0 million in impairment charges on certain equity investments in privately held companies during the second quarter of fiscal 2010 and (ii) $0.8 million of fees relating to the amendment of the Term Loan. This was partially offset by realized and unrealized net gain of $0.5 million on foreign currency transactions for the second quarter of fiscal 2011.

Interest and other income (expense), net for the Successor period from May 11, 2010 to June 27, 2010 was approximately $0.4 million. Interest and other income (expense), net for the Predecessor period from March 29, 2010 to May 10, 2010 and the period from December 28, 2009 to May 10, 2010 was a charge of approximately $3.2 million and $2.9 million, respectively, which was mainly due to $3.0 million in impairment charges on certain investments in privately held companies.

Interest Expense

Interest expense decreased by approximately $0.7 million for the three months ended June 26, 2011, compared to the pro forma interest expense for the three months ended June 27, 2010 primarily due to lower interest expense of $0.7 million as a result of renegotiation of license and software contracts.

Interest expense decreased by approximately $1.6 million for the six months ended June 26, 2011, compared to the pro forma interest expense for the six months ended June 27, 2010 primarily due to lower interest expense of $1.7 million due to renegotiation of license and software contracts and $0.5 million reduction in interest on capital leases as a result of lease buy-outs which is offset by $1.1 million fair market valuation loss of interest rate swap in fiscal 2011 compared to none in fiscal 2010.

Interest expense for the Successor period from May 11, 2010 to June 27, 2010 was approximately $4.8 million, of which approximately $4.7 million was related to interest costs associated with our Term Loan.

Interest expense for the Predecessor period from March 29, 2010 to May 10, 2010 was approximately $11.2 million, of which approximately $10.4 million was related to interest costs associated with our FRNs and Term Loan. Interest expense for the Predecessor period from December 28, 2009 to May 10, 2010 was approximately $30.6 million, of which approximately $28.3 million was related to interest costs associated with our FRNs and Term Loan.

Reorganization Items

There were no reorganization items in the three and six months ended June 26, 2011.

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

There were no reorganization items for fiscal 2010 in the Successor period from May 11, 2010 to June 27, 2010. Reorganization items in the Predecessor period from March 29, 2010 to May 10, 2010 and period from December 28, 2009 to May 10, 2010 were approximately $364.9 million and $370.3 million, respectively, as described above.

Income Tax Provision

We recorded an income tax expense of $1.7 million for the three months ended June 26, 2011 as compared to $1.2 million income tax expense for the pro forma three months ended June 27, 2010. The income tax expense recorded for the three months ended June 26, 2011 and June 27, 2010 related to tax provisions in profitable foreign locations. We recorded income tax expense of $6.8 million for the six months ended June 26, 2011 including correction for uncertain tax positions of our foreign locations of $2.8 million, as compared to income tax expense of $1.6 million for the six months pro forma period ended June 27, 2010. The income tax expense recorded for the six months ended June 26, 2011, excluding the correction noted previously, related to tax provisions in profitable foreign locations.

Due to our emergence from bankruptcy, in the six months pro forma period ended June 27, 2010, we also recorded an increase of $12.0 million in deferred tax liabilities consisting of previously unrecognized tax benefits of $10.0 million and interest and penalties of $2.0 million in connection with certain intercompany arrangements.

As of June 26, 2011, all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on our assessment that that the deferred tax assets will not be realizable in the foreseeable future.

We recorded immaterial income tax benefits for the Successor period from May 11, 2010 to June 27, 2010. Income tax expense for the Predecessor period from March 29, 2010 to May 10, 2010 and period from December 28, 2009 to May 10, 2010 was $1.2 million and $1.6 million, respectively, primarily due to tax provisions in profitable foreign locations.

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

Net cash used by operations was approximately $1.4 million during the Successor period from May 11, 2010 to June 27, 2010, primarily due to a net loss of approximately $18.2 million and a net decrease in operating assets and liabilities of approximately $28.3 million, offset by net non-cash items of approximately $45.4 million. The net decrease in operating assets and liabilities of $28.3 million was primarily due to increases in (i) payables, accrued liabilities and accrued compensation and benefits of $29.7 million, (ii) receivables of $14.1 million, (iii) $6.3 million in prepaids and other current assets, and (iv) $6.5 million in deferred income, which was partially offset by a decrease in inventories of $27.8 million. Net non-cash items primarily consisted of approximately (i) $26.1 million of depreciation and amortization, (ii) $18.6 million of amortization of inventory markup relating to fresh start accounting and (iii) $1.9 million of stock compensation costs, partially offset by a non-cash gain of approximately $1.3 million from sale of the Suzhou plant.

Net cash provided by operations was approximately $1.4 million during the Predecessor period from December 28, 2009 to May 10, 2010, primarily due to net income of approximately $363.6 million and the net increase in operating assets and liabilities of approximately $27.8 million, offset by the net non-cash items of approximately $390.0 million. The net increase in operating assets and liabilities of approximately $27.8 million was due to increases in (i) payables, accrued liabilities and accrued compensation and benefits of $23.2 million and (ii) receivables of $17.3 million, which was offset by increases in (i) inventories of $7.2 million and (ii) prepaids and current assets of $3.9 million, and a reduction in deferred income of $3.2 million. Net non-cash items primarily consisted of approximately (i) a $434.0 million non-cash gain on discharge of pre-petition obligations, (ii) a $22.5 million non-cash gain from write-offs of rejected capital lease and various license agreements, (iii) a $5.2 million non-cash gain from sale of the Suzhou plant and (iv) a $2.1 million gain on sale and disposal of fixed assets, partially offset by approximately (i) $43.8 million of depreciation and amortization, (ii) a $13.0 million write-off of financing cost for old debts, (iii) $7.0 million of stock compensation costs, (iv) a $7.0 million provision for income taxes and (v) a $3.0 million impairment on investments.

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

Net cash provided by investing activities was approximately $3.3 million during the Successor period from May 11, 2010 to June 27, 2010, primarily due to approximately (i) $16.8 million of proceeds from the sale of ARS and (ii) $4.3 million from sale of property, plant and equipment, offset by approximately (i) a $13.1 million cash decrease due to the purchase of the Kawasaki business and (ii) $4.6 million of capital expenditures used to purchase property, plant and equipment.

Net cash provided by investing activities was approximately $76.7 million during the Predecessor period from December 28, 2009 to May 10, 2010, primarily due to approximately (i) $62.4 million of proceeds from the sale of ARS, (ii) $18.7 million of proceeds from the sale of the Suzhou plant and (iii) approximately $9.6 million from sale of other property, plant and equipment, offset by approximately $14.0 million of capital expenditures used to purchase property, plant and equipment.

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

Net cash used by financing activities was approximately $2.7 million during the Successor period from May 11, 2010 to June 27, 2010, primarily due to payments of approximately $2.7 million on debt and capital lease obligations.

Net cash used by financing activities was approximately $148.2 million during the Predecessor period from December 28, 2009 to May 10, 2010, primarily due to payments of approximately $691.2 million on debt and capital lease obligations, partially offset by $438.1 million from the Term Loan net of issuance costs and approximately $104.9 million from the Rights Offering.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

3.1#	Amended and Restated Certificate of Incorporation of Spansion Inc.

10.1#	Purchase Agreement, by Spansion LLC with SL Capital Appreciation Fund, L.L.C., Silver Lake Sumeru Fund, L.P. and Silver Lake Credit Fund, L.P. entered into as of April 30, 2011.

10.2#	Amendment No. 5 and Consent, dated as of May 12, 2011, to the Credit Agreement dated as of February 9, 2010 among Spansion LLC, as Borrower, Spansion Inc. and Spansion Technology LLC, as Guarantors, each lender from time to time party thereto, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, Barclays Capital, as Joint Lead Arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent.

10.3#	Amendment Number Three, dated as of May 12, 2011, to (i) the Loan and Security Agreement dated as of May 10, 2010 among the Spansion Inc., Spansion LLC, certain of Spansion LLC’s subsidiaries, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, as Sole Lead Arranger, as Sole Bookrunner, and as agent for the Lenders; and (ii) the Guarantor Security Agreement dated as of May 10, 2010 among Spansion Inc., Spansion LLC, certain of Spansion LLC’s subsidiaries, the lenders party thereto, and Bank of America, N.A.

10.4*	Third Amendment, dated as of May 16, 2011, to the Foundry Agreement, dated August 31, 2007, between Spansion LLC and Semiconductor Manufacturing International Corporation, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K/A dated July 7, 2011, is hereby incorporated by reference.

10.5#	Separation Agreement and Release, by Spansion Inc. with James P. Reid, entered into as of May 27, 2011.

10.6*	Amendment No. 6 to the Fujitsu Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Fujitsu Semiconductor Limited, entered into as of April 1, 2011, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated July 7, 2011, is hereby incorporated by reference.

10.7*	Letter agreement regarding the Fujitsu Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Fujitsu Semiconductor Limited, entered into as of April 29, 2011, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated July 7, 2011, is hereby incorporated by reference.

10.8*	Amendment No. 3 to the Foundry Agreement, by and among Spansion LLC, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Texas Instruments Incorporated, entered into as of March 11, 2011, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated July 7, 2011, is hereby incorporated by reference.

10.9+#	Spansion Inc. 2010 Employee Incentive Plan.

10.10+#	Spansion Inc. 2010 Executive Compensation Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***##	XBRL Instance Document

101.SCH***##	XBRL Taxonomy Extension Schema Document

101.CAL***##	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***##	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***##	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***##	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or any other liability provision of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
+	Management Agreement or Compensation Plan.
#	Previously filed as an exhibit to Spansion Inc.’s Quarterly Report on Form 10-Q for the period ended June 26, 2011, filed with the SEC on August 5, 2011.
##	Previously filed as an exhibit to Amendment No. 1 to Spansion Inc.’s Quarterly Report on Form 10-Q for the period ended June 26, 2011, filed with the SEC on September 2, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: November 2, 2011	By:	/s/ Randy W. Furr
Randy W. Furr
Executive Vice President and Chief Financial Officer