Form 10-Q
period 2011-09-25
Spansion Inc.
filed 2011-11-04
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 31, 2011:

Class	Number of Shares
Class A Common Stock, $0.001 par value	59,568,889
Class B Common Stock, $0.001 par value	1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

				Nine Months Ended September 26, 2010
	Successor		Successor	Successor	Predeccessor
	Three Months Ended September 25, 2011	Three Months Ended September 26, 2010	Nine Months Ended September 25, 2011	Period from May 11, 2010 to September 26, 2010	Period from December 28, 2009 to May 10, 2010
Net sales	$258,163	$307,594	$849,868	$432,163	$324,914
Net sales to related parties	—	—	—	4,801	78,705

Total net sales	258,163	307,594	849,868	436,964	403,619
Cost of sales	184,486	276,838	629,987	388,251	274,817
Research and development	21,721	26,246	82,118	39,666	35,068
Sales, general and administrative	28,728	59,948	79,188	78,207	68,105
Restructuring credits	—	—	—	—	(2,772)

Operating income (loss) before reorganization items	23,228	(55,438)	58,575	(69,160)	28,401
Other income (expense):
Interest and other income (expense), net	775	1,378	1,233	1,742	(2,904)
Interest expense	(7,629)	(9,124)	(25,465)	(14,001)	(30,573)

Income (loss) before reorganization items and income taxes	16,374	(63,184)	34,343	(81,419)	(5,076)
Reorganization items	—	—	—	—	370,340

Income (loss) before income taxes	16,374	(63,184)	34,343	(81,419)	365,264
Provision for income taxes	8,560	1,670	15,388	1,649	1,640

Net income (loss)	7,814	(64,854)	18,955	(83,068)	363,624
Less: Net income attributable to the noncontrolling interest	472	—	472	—	—

Net income (loss) attributable to Spansion Inc.	$7,342	$(64,854)	$18,483	$(83,068)	$363,624

Net income (loss) per share attributable to Spansion Inc. common stockholders
Basic	$0.12	$(1.09)	$0.30	$(1.40)	$2.24

Diluted	$0.12	$(1.09)	$0.29	$(1.40)	$2.24

Shares used in per share calculation
Basic	61,530	59,271	61,925	59,271	162,439

Diluted	62,607	59,271	63,617	59,271	162,610

See accompanying notes

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

(Unaudited)

	Successor
	September 25, 2011	December 26, 2010 (1)

Assets
Current assets:
Cash and cash equivalents	$235,520	$329,294
Short term investments	65,263	24,979
Accounts receivable, net	105,576	165,975
Inventories	210,722	168,937
Deferred income taxes	3,988	6,321
Prepaid expenses and other current assets	42,016	50,210

Total current assets	663,085	745,716
Property, plant and equipment, net	217,348	259,940
Intangible assets, net	184,370	197,733
Goodwill	167,280	153,338
Other assets	49,996	42,578

Total assets	$1,282,079	$1,399,305

Liabilities and Equity
Current liabilities:
Accounts payable	104,754	119,288
Accrued compensation and benefits	23,776	39,978
Other accrued liabilities	59,137	109,444
Deferred income	14,593	22,238
Current portion of long-term debt and obligations under capital leases	4,292	13,689
Income taxes payable	3,783	1,107
Deferred income taxes, short-term	4,407	—

Total current liabilities	214,742	305,744
Deferred income taxes	1,320	3,877
Long-term debt, less current portion	445,667	441,220
Other long-term liabilities	28,385	24,179

Total liabilities	690,114	775,020
Spansion Inc. stockholders’ equity
Common stock, Class A ($0.001 per share, 150,000,000 shares authorized, 59,730,327 shares issued and outstanding)	60	62
Common stock, Class B ($0.001 per share, 1 share authorized, 1 share issued and outstanding)	—	—
Additional paid in capital	670,332	721,712
Retained deficit	(78,209)	(96,692)
Accumulated other comprehensive loss	(1,729)	(797)

Total Spansion Inc. stockholders’ equity	590,454	624,285
Noncontrolling interest	1,511	—

Total Equity	591,965	624,285

Total liabilities and equity	$1,282,079	$1,399,305

(1)	Derived from audited financial statements at December 26, 2010.

See accompanying notes

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

		Nine Months Ended September 26, 2010
	Successor	Successor	Predecessor
	Nine Months Ended September 25, 2011	Period from May 11, 2010 to September 26, 2010	Period from December 28, 2009 to May 10, 2010

Cash Flows from Operating Activities:
Net income (loss)	$18,955	$(83,068)	$363,624
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	121,840	82,591	43,788
Provision (benefit) for deferred income taxes	(603)	(4,637)	7,000
Net gain on sale and disposal of property, plant and equipment, net	(2,671)	(1,542)	(2,107)
Asset impairment charges	7,557	—	—
Compensation recognized under employee stock plans	14,220	4,809	7,052
Gain from approved settlement of rejected capital leases and various licenses	—	—	(22,517)
Gain on sale of Suzhou plant	—	(3,701)	(5,224)
Gain on discharge of pre-petition obligations	—	—	(434,046)
Impairment of investments	—	—	3,011
Write-off of financing costs for old debts	—	—	13,022
Amortization of inventory fresh-start markup	8,260	67,666	—
Changes in operating assets and liabilities	(117,967)	(6,925)	27,756

Net cash provided by operating activities	49,591	55,193	1,359

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	7,592	15,716	9,620
Purchases of property, plant and equipment	(39,675)	(22,083)	(14,046)
Purchases of marketable securities	(68,498)	(29,990)	—
Proceeds from redemption of marketable securities	28,215	—	—
Proceeds from redemption of auction rate securities	—	44,700	62,425
Purchase of Spansion Japan distribution business	—	(13,125)	—
Cash proceeds from sale of Suzhou plant	—	—	18,687
Other	581	—	—

Net cash provided (used) by investing activities	(71,785)	(4,782)	76,686

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	5,386	—	—
Proceeds from borrowings, net of issuance costs	—	—	438,082
Payments on debt and capital lease obligations	(6,828)	(5,956)	(691,176)
Proceeds from rights offering	—	—	104,875
Cash settlement on hedging activies	(796)	—	—
Purchase of bankruptcy claims	(70,987)	—	—

Net cash used by financing activities	(73,225)	(5,956)	(148,219)

Effect of exchange rate changes on cash and cash equivalents	1,645	507	—

Net increase (decrease) in cash and cash equivalents	(93,774)	44,962	(70,174)
Cash and cash equivalents at the beginning of period	329,294	254,729	324,903

Cash and cash equivalents at end of period	$235,520	$299,691	$254,729

See accompanying notes

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The Company prepared the interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the Predecessor period from December 28, 2009 through May 10, 2010 and for the Successor period from May 11, 2010 through December 26, 2010 (“Fiscal 2010”). References to the “Successor” in these condensed consolidated financial statements, notes and in the Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company and its consolidated subsidiaries after its emergence from Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Chapter 11 Cases”) on May 10, 2010 (the “Emergence Date”). References to the “Predecessor” refer to the Company and its consolidated subsidiaries up to May 10, 2010.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the Company’s opinion, necessary to provide a fair statement of results for the interim periods presented. However, the interim financial information shown in this report is not necessarily indicative of results that may be expected for the year ending December 25, 2011 or any other period. This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal 2010 filed with the Securities and Exchange Commission on February 23, 2011. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Out of Period Adjustments

During the first quarter of 2011, the Company identified certain errors totaling $9.2 million related to uncertain income tax positions in certain foreign locations affecting the Predecessor periods prior to May 10, 2010. The Company assessed the errors and concluded that such errors were not material to those periods. Accordingly, the correction for the Predecessor periods were recorded as adjustments to increase Goodwill as of the Emergence Date. Further, the Company identified a $2.8 million adjustment for uncertain tax positions related to the Successor periods from May 11, 2010 to December 26, 2010. The Company also concluded that this adjustment was not material to the Successor periods and was not expected to be material to its projected results of operations for the year ending December 25, 2011; therefore, the adjustment was recorded as an increase to the Company’s income tax provision during the three months ended March 27, 2011. There were no such adjustments for the three months ended September 25, 2011.

Revenue Recognition

Patent licenses. Commencing from the third quarter of fiscal 2011, the Company licenses its portfolio of patented inventions to another semiconductor company which uses these inventions in the development and manufacture of their own products. Such licensing agreement may cover the license of part, or all, of our patent portfolio. The contractual terms of the agreement generally provide for payments over an extended period of time. For such licensing agreement with fixed royalty payments, the Company recognizes revenue from these arrangements as amounts become due.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance for fair value measurements to achieve common fair value measurement and disclosure requirements. The new requirements are effective on a prospective basis in the first quarter of fiscal 2012 and early adoption is not permitted. The Company does not expect the adoption of this new guidance to have a material impact on its results of operations or financial position.

In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income in financial statements to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The new guidance will be effective on a retrospective basis in the first quarter of fiscal 2012. The Company does not expect the adoption of this new guidance to have a material impact on its results of operations or financial position.

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company will perform the annual goodwill impairment assessment during the fourth quarter of fiscal 2011 and does not expect the adoption of this guidance to have a material impact on the its results of operations or financial position.

Principles of consolidation

On August 8, 2011, the Company entered into a design services and purchase option agreement with a private semiconductor company which was determined to be a variable interest entity (“VIE”) of which we were the primary beneficiary in accordance with ASC Topic 810, Consolidation, as we had the power to direct the activities of the entity through the arrangements. Consequently, the results of operations and financial condition of the VIE has been included in the condensed consolidated financial statements of the Company effective August 8, 2011. The noncontrolling interests attributed to the VIE are presented as separate components of the Company’s consolidated statements of operations and consolidated balance sheet. The VIE’s financial statements are not significant to the Company’s condensed consolidated financial statements for the periods presented.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Balance Sheet Components

	Successor
	September 25, 2011	December 26, 2010
	(in thousands)
Account receivable
Accounts receivable, gross	$105,820	$166,301
Allowance for doubtful accounts	(244)	(326)

Account receivable, net	$105,576	$165,975

Inventories
Raw materials	$12,987	$16,537
Work-in-process	151,596	128,753
Finished goods	46,139	23,647

Inventories	$210,722	$168,937

Property, plant and equipment
Land	$51,778	$51,778
Buildings and leasehold improvements	68,434	68,437
Equipment	309,352	242,240
Construction in progress	8,747	18,745

	438,311	381,200
Less: accumulated depreciation and amortization	(220,963)	(121,260)

Property, plant and equipment, net	$217,348	$259,940

Other accrued liabilities
Litigation reserve (1)	$1,450	$43,034
Others	57,687	66,410

Other accrued liabilities	$59,137	$109,444

(1)	The litigation reserve as of September 25, 2011 decreased by $41.6 million when compared to December 26, 2010 primarily due to the settlement of the Samsung cases. See Note 14 for more information about the settlement of the Samsung cases.

4. Equity Incentive Plan and Stock-Based Compensation

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense of the Successor for the three and nine months ended September 25, 2011 of the Predecessor period from December 28, 2009 through May 10, 2010 and the Successor period from May 11, 2010 through September 26, 2010, respectively.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

				Nine Months Ended September 26, 2010
	Successor		Successor	Successor	Predecessor
	Three Months Ended September 25, 2011	Three Months Ended September 26, 2010	Nine Months Ended September 25, 2011	Period from May 11, 2010 (1) to September 26, 2010	Period from December 28, 2009 to May 10, 2010 (1)
	(in thousands)
Cost of sales	$838	$1,072	$2,285	$1,793	$346
Research and development	1,157	453	3,131	851	683
Sales, general and administrative	2,629	1,340	8,804	2,165	566
Expense on cancellation of old equity incentive plans	—	—	—	—	5,457

Stock-based compensation expense before income taxes	4,624	2,865	14,220	4,809	7,052
Income tax benefit	—	—	—	—	—

Stock-based compensation expense after income taxes	$4,624	$2,865	$14,220	$4,809	$7,052

(1)	May 10, 2010 is the date on which all Predecessor equity incentive plans were cancelled and the Successor’s 2010 Plan became effective.

Predecessor

No stock awards were granted by the Predecessor in the period from December 28, 2009 to May 10, 2010 under the Predecessor’s equity plans.

Successor

The fair value of each stock option was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for grants:

	Three Months Ended September 25, 2011	Three Months Ended September 26, 2010	Nine Months Ended September 25, 2011	For the period from May 11, 2010 to September 26, 2010
Weighted average fair value	$7.71	$6.91	$8.67	$5.05
Expected volatility	57.79%	58.00%	57.02%	58.00%
Risk-free interest rate	0.69%	1.16%	1.08%	1.88%
Expected term (in years)	4.35	4.35	4.35	4.35
Dividend yield	0%	0%	0%	0%

As of September 25, 2011, the total unrecognized compensation cost related to unvested stock options and restricted stock unit awards (RSUs) was approximately $51.3 million after reduction for estimated forfeitures. These stock options and RSU awards will generally vest ratably through 2015.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Shares available for Grant

The number of shares of common stock available for grant as of September 25, 2011 under the 2010 Plan are as follows:

Shares reserved for grant under the 2010 Plan as of December 26, 2010	511,731
Additional shares issuable under 2010 Plan (annual increase for 2011)	4,321,911
Stock options granted through September 25, 2011, net of forfeitures	(2,071,723)
RSU awards granted through September 25, 2011, net of forfeitures	(950,145)
Key executive RSU awards granted through September 25, 2011, net of forfeitures	(220,746)

Shares available for grant under the 2010 Plan as of September 25, 2011	1,591,028

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activity and related information under the 2010 Plan for the nine months ended September 25, 2011:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual life (in years)	Aggregate Intrinsic value (in thousands)
Outstanding as of December 26, 2010	3,027,943	$10.93	6.40	$27,875
Granted	2,463,610	$18.84
Forfeited	(391,887)	$13.77
Exercised	(511,415)	$10.51

Total options outstanding as of September 25, 2011	4,588,251	$14.98	6.36	$5,594

Total exercisable as of September 25, 2011	758,929	$10.71	5.65	$1,949

The following table summarizes RSU award activity and related information for the nine months ended September 25, 2011:

	Number of Shares	Weighted-Average Grant-date Fair Value

Unvested as of December 26, 2010	1,841,559	$10.88
Granted	1,121,805	$19.48
Forfeited	(171,660)	$13.33
Vested	(395,546)	$19.86

Unvested as of September 25, 2011	2,396,158	$13.25

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes key executive RSU award activity and related information for the nine months ended September 25, 2011:

	Number of Shares	Weighted-Average Grant-date Fair Value
Unvested as of December 26, 2010	1,127,015	$10.88
Granted	376,000	$19.64
Forfeited	(155,254)	$17.84
Vested	(281,450)	$19.88

Unvested as of September 25, 2011	1,066,311	$10.58

Key executive RSUs granted in 2011 have both service and performance vesting conditions. Fifty percent of each RSU award vests based on continued service with the Company, and the remaining fifty percent vests only upon achievement of certain performance conditions, relating to annual revenue and operating margin. As of September 25, 2011, the Company estimated based on current forecasts, Spansion will not meet its performance milestones and accordingly, the Company has not recognized any compensation expense related to the awards with the performance conditions, and has reversed $1.1 million of expense previously recognized in 2011.

5. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

				Nine Months Ended September 26, 2010
	Successor		Successor	Successor	Predecessor
	Three Months Ended September 25, 2011	Three Months Ended September 26, 2010	Nine Months ended September 25, 2011	Period from May 11, 2010 to September 26, 2010	Period from December 28, 2009 to May 10, 2010
	(in thousands except for per-share amounts)
Net income (loss) attributable to Spansion Inc. common stockholders	$7,342	$(64,854)	$18,483	$(83,068)	$363,624

Weighted average shares outstanding—basic	61,530	59,271	61,925	59,271	162,439
Effect of dilutive options and restricted stock units	1,077	—	1,692	—	171

Weighted-average shares—diluted	62,607	59,271	63,617	59,271	162,610

Net income (loss) per share—basic	$0.12	$(1.09)	$0.30	$(1.40)	$2.24

Net income (loss) per share—diluted	$0.12	$(1.09)	$0.29	$(1.40)	$2.24

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

				Nine Months Ended September 26, 2010
	Successor		Successor	Successor	Predecessor
	Three Months Ended September 25, 2011	Three Months Ended September 26, 2010	Nine Months Ended September 25, 2011	Period from May 11, 2010 to September 26, 2010	Period from December 28,2009 to May 10, 2010

Net income (loss)	$7,814	$(64,854)	$18,955	$(83,068)	$363,624
Net change in cumulative translation adjustment	(323)	(1,683)	(931)	(1,458)	—
Net change in unrealized losses on interest swap, net of $0 taxes	—	(1,753)	—	(1,753)	—

Comprehensive income (loss)	$7,491	$(68,290)	$18,024	(86,279)	363,624
Less: Comprehensive income attributable to Noncontrolling interest	472	—	472	—	—

Comprehensive income (loss) attributable to Spansion Inc.	$7,019	$(68,290)	$17,552	$(86,279)	$363,624

For the Predecessor period from December 28, 2009 to May 10, 2010, net income of $363.6 million was primarily attributable to the recognition of the reorganization gain of $364.9 million as a result of the discharge of prepetition obligations upon emergence from the Chapter 11 Cases, partially offset by certain operating expenses.

7. Related Party Transactions

Spansion Japan

The following table presents the significant related party transactions between the Company and Spansion Japan for the three and nine months ended September 26, 2010:

		Nine Months Ended September 26, 2010
	Successor	Successor	Predecessor
	Three Months Ended September 26, 2010	Period from May 11, 2010 to September 26, 2010	Period from December 28, 2009 to May 10, 2010
Sales to Spansion Japan	$439	$5,240	$78,705
Wafer purchases from Spansion Japan	$25,682	$30,039	$80,160
Payment to Spansion Japan for R&D services	$—	$143	$2,686

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Silver Lake Sumeru Fund, L.P.

SLS Spansion Holdings, LLC and its affiliates are holders of greater than 10 percent of the Company’s voting securities as of September 25, 2011 and two affiliates of Silver Lake Sumeru Fund L.P. are members of the Company’s Board of Directors. On April 30, 2011, the Company entered into a purchase agreement with SL Capital Appreciation Fund, L.L.C., Silver Lake Sumeru Fund, L.P. and Silver Lake Credit Fund, L.P. (collectively, the “Sellers”) to purchase all rights with respect to certain claims against the Debtors under the Chapter 11 Cases held by the Sellers that will be settled with Spansion common shares. The aggregate purchase price paid by Spansion for all rights was approximately $29.0 million and was recognized in stockholder’s equity as a component of additional paid in capital.

The purchase agreement and the transactions thereunder were approved by the non-interested directors of the Company’s Board and also by an order of the Bankruptcy Court under the Chapter 11 Cases on May 31, 2011.

8. Intangible Assets and Goodwill

Intangible assets at September 25, 2011 and December 26, 2010 are as follows:

	September 25, 2011	December 26, 2010
	(in thousands)
Developed technology	$96,017	$65,900
Customer relationships	94,466	93,348
Trade name	8,374	8,200

Total amortizable intangible assets	$198,857	$167,448
Less: Accumulated amortization	(29,846)	(12,715)

Intangible assets, net	$169,011	$154,733
IPR&D	15,359	43,000
Goodwill	167,280	153,338

Intangible assets and goodwill, net	$351,650	$351,071

During the first quarter of fiscal 2011, the Company identified and recorded to Goodwill out of period errors relating to the provision for income taxes for foreign operations in the Predecessor period prior to May 10, 2010 resulting in the increase to Goodwill. See Note 1 for more information. There were no such adjustments for the three months ended September 25, 2011.

In-Process Research and Development (IPR&D)

As of September 25, 2011, approximately $27.6 million of the total capitalized IPR&D of $43 million relating to GL NOR Flash memory projects had reached technological feasibility and was transferred to developed technology, and amortization of approximately $1.0 million and $1.6 million was recorded during the three and nine months ended September 25, 2011, respectively, for this developed technology. The Company expects the remaining projects (relating to the development of process technologies to manufacture flash memory products associated with GL and FL product families) to attain technological feasibility and commence commercial production during the fourth quarter of fiscal 2011 and the first half of fiscal 2012.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products. Changes in the Company’s liability for product warranty during the three and nine months ended September 25, 2011 are as follows:

	Three Months Ended	Nine Months Ended
	September 25, 2011
	(in thousands)
Balance at beginning of period	$613	$1,766
Provision for warranties issued	354	1,138
Settlements	(307)	(1,572)
Changes in liability for pre-existing warranties during the period	(45)	(717)

Balance at end of period	$615	$615

Changes in the Company’s liability for product warranty during the three and nine months ended September 26, 2010 are as follows:

		Nine Months Ended September 26, 2010
	Successor	Successor	Predecessor
	Three Months ended September 26, 2010	Period from May 11, 2010 to September 26, 2010	Period from December 28, 2009 to May 10, 2010

		(in thousands)
Balance at beginning of period	$3,418	$3,169	$3,841
Provision for warranties issued	525	1,119	1,694
Settlements	(385)	(543)	(852)
Changes in liability for pre-existing warranties during the period	(1,004)	(1,191)	(1,514)

Balance at end of period	$2,554	$2,554	$3,169

10. Debt and Capital Lease Obligations

The following table summarizes the Company’s debt and capital lease obligations at September 25, 2011 and December 26, 2010:

	September 25, 2011	December 26, 2010
	(in thousands)
Debt obligations:
Senior Unsecured Notes	$200,000	$200,000
Senior Secured Term Loan	247,579	251,750
China working capital loan facility	2,317	—
Obligations under capital leases	63	3,159

Total debt and capital lease obligations	$449,959	$454,909
Less: current portion	4,292	13,689

Long-term debt and capital lease obligations	$445,667	$441,220

Senior Secured Term Loan (the Term Loan)

On May 12, 2011, Spansion LLC amended its Term Loan to reduce the margin on base rate loans from 3.75 percent per annum to 2.50 percent per annum, to reduce the margin on Eurodollar rate loans from 4.75 percent per annum to 3.50 percent per annum, and to reduce the LIBOR floor on Eurodollar rate loans from 1.75 percent to 1.25 percent, effective as of May 16, 2011. The Company incurred a $2.5 million prepayment penalty associated with the amendment of the Term Loan which was capitalized as a discount to the Term Loan in accordance with the guidance under ASC Topic No. 470, Debt.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amendment provides that, under certain conditions, if the Company makes a prepayment of the Term Loan prior to May 12, 2012, the Company will owe a prepayment premium of one percent of the prepayment amount.

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

As of September 25, 2011, the Company was in compliance with all the Term Loan’s covenants, including the minimum Consolidated Interest Coverage Ratio test, Consolidated Leverage Ratio and Capital Expenditures. The following shows the required ratios under these financial covenants and the current ratios as of September 25, 2011:

Financial Covenant	Required Ratio under Term Loan	Actual Ratios as of September 25, 2011

Consolidated Interest Coverage Ratio	Greater than 3.5 to 1.0	8.3 to 1.0

Consolidated Leverage Ratio	Less than 3.0 to 1.0	1.6 to 1.0

Capital Expenditures	Less than $150 million during each fiscal year (1)	$60.4 million

(1)	Subject to certain provisions enabling a carry-over of unused amounts to the following fiscal year.

Revolving Credit Facility

On May 12, 2011, the Company also amended the Revolving Credit Facility in a fashion similar to those changes made to the Term Loan. Availability on the Revolving Credit Facility was $12.5 million as of September 25, 2011, with no amounts drawn down. The Company was in compliance with all of the Revolving Credit Facility’s covenants as of September 25, 2011.

Senior Unsecured Notes

Pursuant to the terms of the registration rights agreement that the Company entered into in connection with the Company’s issuance of its 7.875% Senior Notes Due 2017 (“Notes”), the Company was obligated to complete an exchange offer of the Notes for substantially identical notes that have been registered with the SEC by August 5, 2011. However, the exchange offer has not been completed. In accordance with the terms of the registration rights agreement, interest on the Notes was increased by 0.25% on August 6, 2011 and by an additional 0.25% on November 3, 2011. Upon completion of the exchange offer, the interest rate will be reduced back to 7.875%.

China working capital loan facility

On August 8, 2011, the Company entered into a design services and purchase option agreement with a private semiconductor company located in the People’s Republic of China and which was determined to be a variable interest entity (“VIE”) of which the Company was the primary beneficiary in accordance with ASC

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Topic 810, Consolidation, as the Company has the power to direct the activities of the entity through the arrangements. The entity has unsecured working capital loan facilities from two Provincial Governments within the People’s Republic of China. The Company has consolidated these facilities into its Condensed Consolidated Financial Statements.

	As of September 25, 2011
	China Working capital loan
	Facility 1	Facility 2
Outstanding amount in USD (in thousands, converted from RMB as of September 25, 2011)	1,536	781
Outstanding amount in RMB (in thousands)	9,830	5,000
Date of entering into the loan agreement	March 26, 2010	April 1, 2011
Interest	Interest free	Interest free
Repayment terms	On completion of asset purchase	On receipt of venture capital funding

11. Income Taxes

The following table presents the provision for income taxes of the Company:

				Nine Months Ended
				September 26, 2010
	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended September 25, 2011	Three Months Ended September 26, 2010	Nine Months Ended September 25, 2011	Period from May 11, 2010 to September 26, 2010	Period from December 28, 2009 to May 10, 2010
			(in thousands)
Provision for income taxes	8,560	1,670	15,388	1,649	1,640

The Company recorded an income tax expense of $8.6 million for the three months ended September 25, 2011, as compared to an income tax expense of $1.7 million in the three months ended September 26, 2010. The difference between the income tax expense recorded for the three months ended September 25, 2011 compared to the tax expense recorded in the three months ended September 25, 2010 is primarily due to a $5.0 million Korean withholding tax payment on Samsung licensing revenue and the remainder is primarily due to operating income in the Company’s foreign locations.

The Company recorded income tax expense of $15.4 million for the nine months ended September 25, 2011, as compared to income tax expense of $1.6 million from May 11, 2010 to September 26, 2010 and income tax expense of $1.6 million from December 28, 2009 to May 10, 2010. The Company’s income tax expense for the nine months ended September 25, 2011 includes a $2.8 million correction for uncertain tax positions of its foreign locations for the Successor period from May 11, 2010 to December 26, 2010. See Note 1 for more information. The income tax expense for the nine months ended September 25, 2011, excluding the correction, related to tax provisions in profitable foreign locations and $5.0 million was related to withholding tax on Samsung licensing revenue. The income tax expense for the Predecessor period from December 26, 2010 to May 10, 2010 and Successor period from May 11, 2010 to September 26, 2010 also related to tax provisions in profitable foreign locations.

As of September 25, 2011, all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on the Company’s assessment that the deferred tax assets will not be realizable in the foreseeable future.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of December 26, 2010, the Company had U.S. federal and state net operating loss carry forwards of approximately $1.0 billion and $205.0 million, respectively, which was revised as a result of the finalization and filing of our 2010 tax return. Approximately $533.6 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. The federal and state net operating losses, if not utilized, expire from 2018 to 2030.

If the Company were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, such as an offering of its common stock, its ability to utilize its unlimited federal net operating loss carry forwards of approximately $475.5 million as of December 26, 2010 may be limited under certain provisions of the Internal Revenue Code. As a result, the Company may incur greater tax liabilities than it would in the absence of such a limitation and any incurred liabilities could materially adversely affect it.

12. Fair Value Measurements

As of September 25, 2011 and December 26, 2010, the fair value measurements of the Company’s financial assets and liabilities consisted of those categorized in the table below based upon the fair value hierarchy:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

	September 25, 2011					December 26, 2010
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
	(in thousands)
Treasury Bills	$—	$—	$—	$—		$129,955	$—	$—	$129,955
Commercial Paper	$—	$24,949	$—	$24,949		$—	$—	$—	$—

Total financial assets	$—	$24,949	$—	$24,949	*	$129,955	$—	$—	$129,955	*

Interest rate swaps	$—	$1,669	$—	$1,669		$—	$1,180	$—	$1,180

Total financial liabilities	$—	$1,669	$—	$1,669		$—	$1,180	$—	$1,180

*	Total short-term investments and cash equivalents excludes cash of $275.9 million and $224.3 million as of September 25, 2011 and December 26, 2010 held in operating accounts, respectively.

The Company was holding approximately $25.0 million of commercial paper and its fair value is determined by quoted prices from similar assets or inputs other than quoted prices that are observable either directly or indirectly and therefore is considered a Level 2 valuation.

To determine the fair value of the Company’s interest rate swaps, the Company uses the present value of expected cash flows based on market observable interest rate yield curves and interest rate volatility commensurate with the term of each instrument. Since the Company only uses observable inputs in the swaps, it is considered a Level 2 valuation.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of December 26, 2010, the fair value of the treasury bills were based on quoted prices in active markets for identical terms and included in Level 1.

13. Derivative Financial Instruments

Interest Rate Risk

The Company is currently exposed to the variability of future quarterly interest payments on its Term Loan due to changes in the LIBOR interest rate above the floor rate of 1.25 percent. To mitigate this interest rate risk and also to comply with the requirement of hedging as required in the initial Term Loan agreement, the Company entered into a series of interest rate swaps to manage the interest rate risk associated with its borrowings in the third quarter of 2010. This hedging requirement was removed when the Term Loan was amended in November 2010. However, the interest rate swaps remained in place as of September 25, 2011.

The Company has approximately $249.8 million outstanding under the Term Loan as of September 25, 2011. Under the swap agreements, with an aggregate notional amount of $250 million and expiration date of May 17, 2013, the Company pays the independent swap counterparty a fixed rate of 2.42 percent. In exchange, the swap counterparty pays the Company an interest rate equal to the floor rate of either 2 percent or three-month LIBOR, whichever is higher.

As of November 9, 2010, due to amendment of the Term Loan, the critical terms of the swaps and the Term Loan were no longer matched. Accordingly, the swaps no longer qualified as a cash flow hedge under ASC Topic 815, Derivatives and Hedging. As a result, the mark-to-market of the swaps has been reported as a component of interest expense since the fourth quarter of fiscal 2010. The Company has recorded a loss of approximately $0.1 million, $1.3 million, and $1.4 million in interest expenses related to the swaps for the three and nine months ended September 25, 2011 and for the Successor period from May 11, 2010 to December 26, 2010, respectively. There was no interest rate swap in the Predecessor period.

The location and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheet as of September 25, 2011 and December 26, 2010 were as follows:

	Balance Sheet Location	September 25, 2011	December 26, 2010
		(in thousands)
Interest Rate Swaps	Other Current Liabilities and Other Liabilities	$1,669	$1,180

14. Commitments, Contingencies and Legal Matters

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for inventory and some nonproduction items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of September 25, 2011, the total purchase commitments were $168.5 million, which are due through 2015.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Guarantees

Product Warranties

The Company generally offers a one-year limited warranty for its Flash memory products. See Note 9 for more information relating to changes in the Company’s liability for product warranty.

Indemnities

During the normal course of business, the Company makes certain indemnities and commitments under which it may be required to make payments in relation to certain transactions. These include indemnities to the Company’s customers related to allegations the Company’s products infringe third party patents or other intellectual property; indemnities to the Company’s customers in connection with the delivery, design, manufacture and sale of its products; indemnities to the Company’s directors and officers in connection with legal proceedings; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. The Company believes that substantially all of its indemnities and commitments provide for limitations on the maximum potential future payments it is obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities and commitments would not be material to the Company’s accompanying condensed consolidated financial statements.

Uncertain Tax Positions

As of September 25, 2011, the liability for uncertain tax positions was $18.3 million including interest and penalties. Due to the high degree of uncertainty regarding these liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Legal Matters

For a complete description of the procedural history of each of the legal proceedings referred to below, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

Spansion v. Samsung Patent Infringement Litigation

Spansion was a party to several patent-related proceedings involving Samsung Electronics Co., Ltd. On June 15, 2011, Spansion and Samsung entered into a binding Memorandum of Understanding (“MOU”) that settled all outstanding patent matters between them as well as granted each other seven-year limited patent cross-licenses. On July 18, 2011, Spansion and Samsung entered into a Patent License and Settlement Agreement as contemplated by the MOU. The Agreement replaces the MOU and contains substantially identical terms and conditions. Samsung will pay to Spansion $150.0 million over a five-year period. In addition, Spansion agreed to purchase Samsung’s bankruptcy claim that was approved by the Bankruptcy Court for $30.0 million. During the quarter ended September 25, 2011, the Company and Samsung agreed to offset the first $30.0 million of the payments due from Samsung for the patent related settlement against Spansion’s payment to Samsung for the purchase the bankruptcy claim of $30.0 million. As a result, the Company recognized $30.0 million in license revenue and an operating cash inflow, as well as a $30.0 million financing cash outflow related to the purchase of the bankruptcy claim, as the Company believes that there was constructive receipt and constructive payment of the funds. The remaining payments made by Samsung will consist of a $1.25 million installment which is to be paid on November 15, 2011, and 19 quarterly installments of $6.25 million beginning in the first quarter of 2012.

15. Subsequent events

During the fourth quarter of fiscal 2011, the Company initiated a restructuring plan which will encompass the consolidation of its two test and assembly manufacturing operations in Asia resulting in the closure of its Kuala Lumpur, Malaysia facility by the end of the first quarter of fiscal 2012. The restructuring plan will materially impact the operational results of the Company over the next four quarters.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist investors in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview: Discussion of our business and other highlights that provide context for the remainder of this MD&A.

•	Critical Accounting Policies: Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations: Analysis of our GAAP and non-GAAP financial results comparing the three and nine months ended September 25, 2011 and September 26, 2010

•	Liquidity and Capital Resources: Analysis of changes in our cash flows and discussion of our financial condition and potential sources of liquidity.

Overview

We are a leading designer, developer and manufacturer of Flash memory solutions. We focus on serving the embedded Flash memory market worldwide. Our Flash memory products are used primarily to store data and software code for microprocessors, microcontrollers and other programmable semiconductors which run applications in a broad range of electronic systems. These electronic systems include computing and communications, automotive and industrial, consumer and gaming, wireless and machine-to-machine, or M2M devices. In addition to selling Flash memory products, we assist our customers in developing and prototyping their designs of systems incorporating Flash memory products by providing software and hardware development tools, drivers and simulation models for system-level integration. We also license our technology and patents to third parties.

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

Our net sales for the third quarter of fiscal 2011 decreased compared to the third quarter of fiscal 2010 due to the weak demand in the consumer end market attributable to macro global issues surrounding consumer confidence and spending, as well as weak demand from our wireless customers due to a product transition by chip set suppliers, resulting in $90.3 million lower revenue compared to the corresponding period in fiscal 2010. This was offset partially by $30.0 million Samsung license revenue recognized in the third quarter of fiscal 2011 in connection with the patent litigation settlement.

Commencing the fourth quarter of fiscal 2011 and as part of a Company-wide cost reduction program, the Company will implement a restructuring plan which will encompass the consolidation of its two test and assembly manufacturing operations in Asia resulting in the closure of its Kuala Lumpur, Malaysia facility by the end of the first quarter of fiscal 2012. The restructuring plan will materially impact the operating results of the Company over the next four quarters and once completed will provide annual savings to the Company as a result of these actions.

During the first quarter of 2011, we identified certain errors totaling $9.2 million related to uncertain income tax positions in certain foreign locations affecting Predecessor periods prior to May 10, 2010 (the “Emergence Date”). We assessed the errors and concluded that such errors were not material to those periods. Accordingly, we recorded the correction for the Predecessor periods as adjustments to increase Goodwill as of the Emergence Date. Further, we identified a $2.8 million adjustment for uncertain tax positions related to the Successor periods from May 11, 2010 to December 26, 2010. We also concluded that this adjustment was not material to the Successor periods and was not expected to be material to our projected results of operations for the year ending December 25, 2011. Therefore, we recorded the adjustment as an increase to our income tax provision during the three months ended March 27, 2011. There were no such adjustments for the three months ended September 25, 2011.

Critical Accounting Policies

There have been no significant changes in our critical accounting estimates or significant accounting policies during the three and nine months ended September 25, 2011 as compared to the discussion in Part II, Item 7 and in Note 1 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2010.

Results of Operations

Upon emergence from bankruptcy on May 10, 2010 (Emergence Date), the Company adopted fresh start accounting in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganizations.” The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the Consolidated Financial Statements on or after May 10, 2010 are not comparable to the Consolidated Financial Statements prior to that date. References in these financial statements to the “Successor” refer to Spansion and its consolidated subsidiaries after May 10, 2010 and references to “Predecessor” refer to Spansion and its consolidated subsidiaries up to May 10, 2010. Due to fresh start accounting, it is not appropriate to combine the Predecessor and Successor periods for fiscal 2010 for purposes of comparison with 2011. As a result, we have prepared pro forma statements in accordance with Article 11 of Regulation S-X for the three and nine months ended September 26, 2010 which reflect the impact of only the transactions that have had significant impact on comparability. The pro forma statements were used to compare the three and nine months ended September 26, 2010 with the periods for the three and nine months ended September 25, 2011.

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated financial information for the three and nine months ended September 26, 2010 gives effect to (i) the Plan of Reorganization and emergence from the Chapter 11 Cases and the application of fresh start accounting on May 10, 2010 and (ii) the issuance of $200 million aggregate principal amount of our 7.875% Senior Notes due 2017 (the “Notes”). The information has been derived by the application of pro forma adjustments to the consolidated financial statements.

The unaudited pro forma condensed consolidated statement of operations has been adjusted to give effect to pro forma events that are (i) directly attributable to the transactions described below, (ii) are factually supportable, and (iii) are expected to have a continuing impact on us. The following unaudited pro forma condensed consolidated statement of operations for the three and nine months ended September 26, 2010 is presented on a basis to reflect the adjustments as if each of the transactions described below had occurred on December 28, 2009, the first day of the fiscal year ended December 26, 2010. A pro forma balance sheet has not been presented as the transactions described below are reflected in the historical balance sheet as of December 26, 2010.

The Company believes that the presentation of the unaudited pro forma condensed consolidated financial information makes it easier for investors to compare the operating results of current and historical periods, and that it assists investors in comparing the Company’s performance across reporting periods on a consistent basis by making the adjustments as described in more detail below. However, the unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been reported had the Plan of Reorganization and emergence from the Chapter 11 Cases, the application of fresh start accounting, and the issuance of the Notes in fact occurred on the first day of the respective period presented for the unaudited pro forma condensed consolidated statement of operations, or indicative of our future results. In addition, our historical condensed consolidated financial statements will not be comparable to our financial statements following emergence from the Chapter 11 Cases due to the effects of the consummation of the Plan of Reorganization, as well as adjustments for fresh start accounting. See the section titled “Adjustments Relating to Fresh Start Accounting” below for further information.

Adjustments Relating to Fresh Start Accounting

The “Fresh Start” column of the unaudited pro forma condensed consolidated statement of operations gives effect to adjustments relating to fresh start accounting pursuant to ASC 852 Reorganizations. In accordance with ASC 852, if the reorganization value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity, then the entity shall adopt fresh start accounting upon its emergence from Chapter 11. The loss of control contemplated by a reorganization plan must be substantive and not temporary. That is, the new controlling interest must not revert to the stockholders existing immediately before the plan was filed or confirmed. We concluded that we met the criteria under ASC 852 to adopt fresh start accounting upon emergence from the Chapter 11 Cases on May 10, 2010.

In connection with the adoption of fresh start accounting, we revalued our tangible and intangible assets as of the emergence date, resulting in a higher fair value of our tangible fixed assets and the recognition of intangible amortizable assets. The effect of these fair value adjustments was an increase in the depreciation and amortization charge for such assets in reporting periods subsequent to our emergence from the Chapter 11 Cases, which will increase its costs of goods sold and decrease gross profit margins in future periods.

For additional information regarding adjustments relating to fresh start accounting, see Notes 1 and 2 of the unaudited pro forma condensed consolidated statement of operations for the three months ended September 26, 2010 and notes 1 through 3 of the unaudited pro forma condensed consolidated statement of operations for the nine months ended September 26, 2010.

Adjustments Relating to the Financing

The “Financing” column in the unaudited pro forma condensed consolidated statement of operations gives effect to the repayment of $195.6 million of the original $450 million amount borrowed under the Term Loan using the proceeds from the Notes. The effect of this pro forma adjustment will be a lower interest expense as a result of the settlement of the Predecessor’s debt (Senior Secured Floating Rate Notes) and lower finance charge due to the elimination of the write-off of debt financing costs upon emergence.

For additional information regarding adjustments relating to this financing, see Note 3 to the unaudited pro forma condensed consolidated financial information.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

for the Three Months Ended September 26, 2010

(in thousands)

	Historical	Adjustments		Pro Forma
	Three months Ended September 26, 2010	Fresh Start	Financing	Three months Ended September 26, 2010
Net sales (1)	$307,594	—	—	$307,594
Net sales to related parties	—	—	—	—

Total net sales	307,594	—	—	307,594

Cost of sales (1), (2)	276,838	—	—	276,838
Research and development	26,246	—	—	26,246
Sales, general and administrative	59,948	—	—	59,948
Restructuring credits	—	—	—	—

Operating loss before reorganization items	(55,438)	—	—	(55,438)
Other income (expense):
Interest and other income (expense), net	1,378	—	—	1,378
Interest expense (3)	(9,124)	—	495	(8,629)

Loss before reorganization items and income taxes	(63,184)	—	495	(62,689)
Reorganization items	—	—	—	—

Loss before income taxes	(63,184)	—	495	(62,689)
Provision for income taxes (4)	1,670	—	—	1,670

Net loss	$(64,854)	$—	$495	$(64,359)

Net loss per share (5):
Basic	$(1.09)			$(1.09)

Diluted	$(1.09)			$(1.09)

Shares used in per share calculation:
Basic	59,271			59,289

Diluted	59,271			59,289

(1)	Fresh start accounting requires the elimination of deferred revenue (and its associated deferred cost of sales) when no future performance obligation is required. No adjustments have been made to the unaudited pro forma condensed consolidated statement of operations for the three months ended September 26, 2010 to recognize such eliminated deferred revenue and the related cost of sales of $37.0 million and $27.8 million, respectively, as such adjustments are non-recurring in nature.
(2)	Fresh start accounting requires the revaluation of inventory to its fair value on the Emergence Date. Accordingly, the value of inventory was increased by $98.4 million on the Emergence Date. As a result, we recognized additional cost of sales of approximately $18.6 million for the revaluation. No adjustment has been made to reduce such additional cost in the unaudited pro forma condensed consolidated statement of operations for the three months ended September 26, 2010 as it is non-recurring in nature.
(3)	On February 9, 2010, we borrowed $450 million pursuant to the Term Loan. The proceeds of the Term Loan, together with cash proceeds from other sources of cash available to us, were used in full to partially discharge the remaining balance of claims relating to holders of our Senior Secured Floating Rate Notes (the FRNs). See Note 12 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 for more information.

On November 9, 2010, we completed an offering of $200 million aggregate principal amount of the Notes, resulting in net proceeds of approximately $195.6 million after related offering expenses. These proceeds were used to pay down amounts outstanding under our Term Loan.

The “Financing” column in the unaudited pro forma condensed consolidated statement of operations gives effect to the repayment of $195.6 million of the original $450 million Term Loan, using the net proceeds from the Notes. The effect of this pro forma adjustment will be a lower interest and financing charge to as a result of the settlement of the Predecessor’s debt (Senior Secured Floating Rate Notes) and the elimination of the write-off of debt financing costs upon emergence. The lower interest expense is reflected in the unaudited pro forma condensed consolidated statement of operations for the three months ended September 26, 2010 as it is recurring in nature.

The following assumptions were utilized in computing the pro-forma impact of the Financing adjustment:

a)	$195.6 million of the original $450 million Term Loan was paid down from the net proceeds from the sale of the Notes effective as of December 28, 2009, which was the beginning of pro forma fiscal 2010; Additionally, a prepayment penalty charge of approximately $2.0 million was incurred in fiscal 2010 due to early paydown of the Term Loan; and

b)	The effective interest rates of 6.50% and 7.875% on $250 million of the Term Loan and the $200 million Notes, respectively, were effective throughout the unaudited pro forma condensed consolidated statement of operations for the pro forma three months ended September 26, 2010.

(4)	The Company has net operating loss carry forwards and a full valuation allowance on its deferred tax assets. As a result, there is no tax impact on the adjustments identified in the unaudited pro forma condensed consolidated statement of operations for pro forma three months ended September 26, 2010.
(5)	Pro forma basic and diluted per-share numbers used in the per share calculation reflect the issuance of shares of the Successor and the cancellation of the shares of the Predecessor at the Emergence Date as if such shares were issued and cancelled, respectively, on December 28, 2009, which was the beginning of pro forma fiscal 2010. Additionally, initial vesting of restricted stock awards that occurred on May 10, 2010 was assumed to have occurred on December 28, 2009 and quarterly thereafter. Such vested restricted stock awards are included in the pro forma basic per share numbers and unvested restricted stock awards are included in the pro forma diluted per share numbers using the treasury stock method.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

for the Nine Months Ended September 26, 2010

(in thousands)

	Historical		Adjustments		Pro Forma
	Period from December 28, 2009 to May 10, 2010	Period from May 11, 2010 to September 26, 2010	Fresh Start	Financing	Nine Months Ended September 26, 2010
Net sales (1)	$324,914	$432,163	—	—	$757,077
Net sales to related parties	78,705	4,801	—	—	83,506

Total net sales	403,619	436,964	—	—	840,583

Cost of sales (1), (2), (3)	274,817	388,251	42,824	—	705,892
Research and development (3)	35,068	39,666	384	—	75,118
Sales, general and administrative (3)	68,105	78,207	446	—	146,758
Restructuring credits	(2,772)	—	—		(2,772)

Operating income (loss) before reorganization items	28,401	(69,160)	(43,654)	—	(84,413)
Other income (expense):
Interest and other income (expense), net	(2,904)	1,742	—	—	(1,162)
Interest expense (4)	(30,573)	(14,001)	11,144	5,383	(28,047)

Loss before reorganization items and income taxes	(5,076)	(81,419)	(32,510)	5,383	(113,622)
Reorganization items	370,340	—	—	—	370,340

Income (loss) before income taxes	365,264	(81,419)	(32,510)	5,383	256,718
Provision for income taxes (5)	1,640	1,649	—	—	3,289

Net income (loss)	$363,624	$(83,068)	$(32,510)	$5,383	$253,429

Net income (loss) per share (6):
Basic	$2.24	$(1.40)			$4.28

Diluted	$2.24	$(1.40)			$4.22

Shares used in per share calculation:
Basic	162,439	59,271			59,279

Diluted	162,610	59,271			60,100

(1)	Fresh start accounting requires the elimination of deferred revenue (and its associated deferred cost of sales) when no future performance obligation is required. No adjustments have been made to the unaudited pro forma condensed consolidated statement of operations for the nine months ended September 26, 2010 to recognize such eliminated deferred revenue and the related cost of sales of $37.0 million and $27.8 million, respectively, as such adjustments are non-recurring in nature.
(2)	Fresh start accounting requires the revaluation of inventory to its fair value on the Emergence Date. Accordingly, the value of inventory was increased by $98.4 million on the Emergence Date. As a result, we recognized additional cost of sales of approximately $18.6 million for the revaluation. No adjustments have been made to reduce such additional cost in the unaudited pro forma condensed consolidated statement of operations for the nine months ended September 26, 2010 as it is non-recurring in nature.
(3)

Fresh start accounting requires the revaluation of our tangible and intangible assets to fair value, resulting in a higher fair value of our existing tangible fixed assets and the recognition of new intangible, amortizable assets namely developed technology, customer relationships and trade name.

The effect of these fair value adjustments was primarily to increase the depreciation and amortization charge relating to these fixed assets and intangible assets in reporting periods subsequent to the Emergence Date, which will primarily increase our costs of goods sold and decrease gross profit margins in future periods. The pro forma adjustment to increase depreciation and amortization expense by $43.7 million reflects the average daily depreciation and amortization rate for the period from May 11, 2010 to December 26, 2010 applied to the period from December 28, 2009 to September 25, 2010.

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

The “Financing” column in the unaudited pro forma condensed consolidated statement of operations gives effect to the repayment of $195.6 million of the original $450 million Term Loan, using the proceeds from the Notes. The effect of this pro forma adjustment will be a lower interest and financing charge to as a result of the settlement of the Predecessor’s debt (Senior Secured Floating Rate Notes) and the elimination of the write-off of debt financing costs upon emergence. The lower interest expense is reflected in the unaudited pro forma condensed consolidated statement of operations for the nine months ended September 26, 2010 as it is recurring in nature.

The following assumptions were utilized in computing the pro-forma impact of the Financing adjustment:

a)	The FRNs were settled as of December 28, 2009 and there was no interest charge relating to the FRNs in the unaudited pro forma condensed consolidated statement of operations for the nine months ended September 26, 2010, a total interest saving of $8.4 million;

b)	The Term Loan was effective as of December 28, 2009, which was the beginning of pro forma fiscal 2010;

c)	$195.6 million of the original $450 million Term Loan was paid down from the net proceeds from the sale of the Notes effective as of December 28, 2009, which was the beginning of pro forma fiscal 2010; Additionally, a prepayment penalty charge of approximately $2.0 million was incurred in fiscal 2010 due to early paydown of the Term Loan; and

d)	The effective interest rates of 6.50% and 7.875% on $250 million of the Term Loan and the $200 million Notes, respectively, were effective throughout the unaudited pro forma condensed consolidated statement of operations for the pro forma nine months ended September 26, 2010.

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

(5)	The Company has net operating loss carry forwards and a full valuation allowance on its deferred tax assets. As a result, there is no tax impact on the adjustments identified in the unaudited pro forma condensed consolidated statement of operations for pro forma nine months ended September 26, 2010.

(6)	Pro forma basic and diluted per share numbers used in the per share calculation reflect the issuance of shares of the Successor and the cancellation of the shares of the Predecessor at the emergence date as if such shares were issued and cancelled, respectively, on December 28, 2009 which was the beginning of pro forma fiscal 2010. Additionally, initial vesting of restricted stock awards that occurred on May 10, 2010 was assumed to have occurred on December 28, 2009 and quarterly thereafter. Such vested restricted stock awards are included in the pro forma basic per share numbers and unvested restricted stock awards are included in the pro forma diluted per share numbers using the treasury stock method.

Comparison of Net Sales, Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Income Tax Provision

	Three Months Ended		Nine Months Ended
	September 25, 2011	Pro Forma September 26, 2010	September 25, 2011	Pro Forma September 26, 2010

Total net sales	258,163	307,594	849,868	840,583
Cost of sales	184,486	276,838	629,987	705,892
Gross profit, $	73,677	30,756	219,881	134,691
Gross margin, %	28.5%	10.0%	25.9%	16.0%
Research and development	21,721	26,246	82,118	75,118
Sales, general and administrative	28,728	59,948	79,188	146,758
Restructuring credits	—	—	—	(2,772)
Operating income (loss)	23,228	(55,438)	58,575	(84,413)
Interest and other income (expense), net	775	1,378	1,233	(1,162)
Interest expense	(7,629)	(8,629)	(25,465)	(28,047)
Reorganization items	—	—	—	370,340
Provision for income taxes	8,560	1,670	15,388	3,289

Total Net Sales

Total net sales for the three months ended September 25, 2011 decreased by $49.4 million compared to the pro forma net sales for the three months ended September 26, 2010. Our net sales for the third quarter of fiscal 2011 decreased compared to the third quarter of fiscal 2010 due to the weak demand in the consumer end market attributable to macro global issues surrounding consumer confidence and spending, as well as weak demand from our wireless customers due to a product transition by chip set suppliers, resulting in $90.3 million lower revenue compared to the corresponding period in fiscal 2010. The decrease is partially offset by $30.0 million of Samsung license revenue recognized in the third quarter of fiscal 2011 in connection with the patent litigation settlement, as well as $11.0 million deferred revenue loss in the Successor period in 2010 as a result of the adoption of fresh start accounting.

Total net sales for the pro forma three months ended September 26, 2010 in the Successor was $307.6 million. The Successor’s net sales were adversely impacted by approximately $11.0 million attributable to deferred revenue lost as a result of fresh start accounting.

Total net sales for the nine months ended September 25, 2011 increased by $9.3 million compared to the pro forma net sales for the nine months ended September 26, 2010 primarily due to the $30.0 million Samsung license revenue recognized in the third quarter of fiscal 2011 in connection with the patent litigation settlement, as well as $49.0 million deferred revenue lost in the Successor period in 2010 as a result of the adoption of fresh start accounting, patially offset by a revenue decline of $69.7 million due to the weak demand in our wireless and consumer end-markets.

Total net sales for the pro forma period from May 11, 2010 to September 26, 2010 in the Successor was $437.0 million. Total net sales for the pro forma period from December 28, 2009 to May 10, 2010 in the

Predecessor was $403.6 million. Aside from the difference in the number of days in the Successor and Predecessor periods, sales were relatively consistent with seasonal trends between these two periods except for the adverse impact of approximately $49.0 million attributed to deferred revenue lost in the Successor period as a result of the adoption of fresh start accounting.

Gross Margin

Our gross margin increased by 18.5 percent or $42.9 million in the three months ended September 25, 2011 compared to the pro forma gross margin for the three months ended September 26, 2010. The increase was primarily due to (i) $30.0 million relating to Samsung license revenue recognized in the third quarter of fiscal 2011 in connection with the patent litigation settlement and (ii) $29.7 million of reduced impact of fresh start accounting-related adjustments relating to inventory write down and amortization of inventory markup. The increase is partially offset by $10.5 million of inventory reserves due to declining prices on certain wireless products and $4.9 million attributable to manufacturing yield loss.

Our gross margin increased by 9.9 percent or $85.2 million for the nine months ended September 25, 2011, compared to the pro forma gross margin for the nine months ended September 26, 2010 and consisted of the following: (i) $30.0 million relating to Samsung license revenue recognized in the third quarter of fiscal 2011 from the patent litigation settlement (ii) $47.0 million of reduced impact of fresh start accounting-related adjustments (mainly due to greater amounts of lost deferred revenue upon emergence from the Chapter 11 Cases, inventory write down and inventory markup amortization in the nine months ended fiscal 2010) and (iii) $13.7 million lower expenses resulting from operating efficiencies in factory utilization. The above increase is offset by $10.5 million of inventory reserves due to declining prices on certain wireless products.

Our gross margin for the Successor period from June 28, 2010 to September 26, 2010 was 10.0 percent. The gross margin in the Successor period was primarily impacted by fresh start accounting adjustments as a result of emergence from the Chapter 11 Cases, including approximately $49.1 million amortization of inventory mark-up, approximately $26.0 million of higher depreciation expense and approximately $4.0 million loss of deferred margin, relating to the loss of deferred revenue.

Our gross margin for the Predecessor period from December 28, 2009 to May 10, 2010 and Successor period from May 11, 2010 to September 26, 2010 was 31.9 percent and 11.1 percent, respectively. The lower gross margin in the Successor period was primarily impacted by fresh start accounting-related adjustments as a result of emergence from the Chapter 11 Cases, including approximately $67.7 million of amortization of inventory mark-up, approximately $39.6 million of higher depreciation expense and an approximately $31.7 million loss of deferred margin.

Research and Development

Research and development (R&D) expenses for the three months ended September 25, 2011 decreased by $4.5 million compared to the pro forma R&D expenses for the three months ended September 26, 2010. The decrease of approximately $3.5 million primarily related to elimination of fiscal 2011 third quarter and annual bonus charges, 401(k) match charges and stock compensation expense relating to performance equity awards as a result of the non-achievement of performance targets.

R&D expenses for the Successor period from June 28, 2010 to September 26, 2010 were approximately $26.2 million and included, among other items, approximately $15.0 million of labor costs, approximately $3.0 million of material costs, approximately $3.0 million of building and other allocated operating expenses, and approximately $0.8 million of expenses relating to outside service providers.

R&D expenses for the nine months ended September 25, 2011 increased by $7.0 million compared to the pro forma R&D expenses for the nine months ended September 26, 2010. The increase in R&D expenses was attributable to (i) approximately $5.7 million of impairment charges relating to R&D tools and equipment held for sale after closing a design facility in Sunnyvale, CA and (ii) an increase in labor costs of $4.9 million due to increased headcount and employee compensation. These increases were offset by elimination of annual bonus charges and 401(k) match charges of approximately $4.0 million.

R&D expenses for the Successor period from May 11, 2010 to September 26, 2010 were approximately $39.6 million and included, among other items, approximately $17.3 million of labor costs; approximately $6.4 million of expenses relating to outside service providers; approximately $6.5 million of building and other allocated operating expenses and approximately $4.5 million of material costs.

R&D expenses for the Predecessor period from December 28, 2009 to May 10, 2010 were approximately $35.1 million and included approximately $22.8 million of labor costs, approximately $4.3 million of building and other allocated operating expenses, approximately $3.7 million of expenses relating to outside service providers and approximately $1.8 million of material costs.

Sales, General and Administrative

Sales, general and administrative (SG&A) expenses for the three months ended September 25, 2011 decreased by $31.2 million compared to the pro forma SG&A expenses for the three months ended September 26, 2010. The decrease was primarily due to (i) $21.3 million relating to the higher legal expense accrued in connection with Samsung patent litigation settlement in the corresponding period in fiscal 2010 and (ii) $6.8 million due to elimination of fiscal 2011 third quarter and annual bonus charges, 401(k) match charges and stock compensation expense relating to performance equity awards as a result of the non-achievement of performance targets.

SG&A expenses for the Successor period from June 28, 2010 to September 26, 2010 were approximately $59.9 million and included, among other items, approximately $29.1 million of expenses relating to outside service providers, approximately $22.6 million of labor costs and approximately $6.1 million of building and other allocated operating expenses.

SG&A expenses for the nine months ended September 25, 2011 decreased by $67.6 million compared to the pro forma SG&A expense for the nine months ended September 26, 2010. The decrease in SG&A expenses was primarily due to (i) higher legal expense of approximately $59.3 million accrued in connection with the Samsung litigation in the corresponding period in fiscal 2010 and (ii) $1.7 million due to elimination of annual bonus charges, 401K charges and stock compensation expense relating to performance equity awards as a result of non-achievement of performance targets.

SG&A expenses for the Successor period from May 11, 2010 to September 26, 2010 were approximately $78.2 million and included, among other items, approximately $34.0 million of expenses relating to outside service providers, approximately $31.6 million of labor costs and approximately $8.0 million of building and other allocated operating expenses.

SG&A expenses for the Predecessor period from December 28, 2009 to May 10, 2010 was approximately $68.1 million and included among other items, approximately $25.9 million of labor costs, approximately $25.1 million of expenses relating to outside service providers and approximately $6.6 million of building and other allocated operating expenses.

Restructuring Charges

There were no restructuring charges in the Successor.

Restructuring credits in the Predecessor were $2.8 million due to (i) $1.4 million of employee severance charges and (ii) $6.5 million of fixed asset relocation, depreciation and disposal charges, which were offset by an approximately $5.5 million gain on sale of fixed assets and a $5.2 million gain on sale of our Suzhou plant.

Interest and Other Income (Expense), Net

Interest and other income (expense), net decreased by $0.6 million for the three months ended September 25, 2011 compared to the pro forma interest and other income (expense), net for the three months ended September 26, 2010. This is primarily due to $1.3 million realized and unrealized net loss on foreign currency transactions offset by $0.7 million preferential claim payments received during the third quarter of fiscal 2011.

Interest and other income (expense), net decreased by approximately $2.4 million for the nine months ended September 25, 2011 compared to the pro forma interest and other income (expense), net for the nine months ended September 26, 2010. The decrease was mainly due to $3.0 million in impairment charges on certain equity investments in privately held companies during the second quarter of fiscal 2010 offset by $0.7 million preferential claim payments received during the third quarter of fiscal 2011.

Interest and other income (expense), net for the Successor period from June 28, 2010 to September 26, 2010 was income of $1.4 million primarily due to realized and unrealized net gain of $1.0 million on foreign currency transactions as part of non-operating income.

Interest and other income, net for the Successor period from May 11, 2010 to September 26, 2010 was income of $1.7 million primarily due to realized and unrealized net gain of $1.0 million on foreign currency transactions as part of non-operating income.

In the Predecessor period from December 28, 2009 to May 10, 2010, interest and other income (expense), net was an expense of $2.9 million which mainly consisted of approximately $3.0 million in impairment charges on certain investments in privately held companies.

Interest Expense

Interest expense decreased by approximately $1.0 million for the three months ended September 25, 2011, compared to the pro forma interest expense for the three months ended September 26, 2010 primarily due to a lower interest rate on the reduced balance of the Term Loan in fiscal 2011, partially offset by the higher interest rate on the Notes.

Interest expense decreased by approximately $2.6 million for the nine months ended September 25, 2011, compared to the pro forma interest expense for the nine months ended September 26, 2010 primarily due to lower interest expense of $1.7 million due to renegotiation of license and software contracts, approximately $1.0 million decrease in interest due to a lower interest rate on the reduced balance of the Term Loan and $0.7 million reduction in interest on capital leases as a result of lease buy-outs, partially offset by $1.2 million of interest rate swap loss relating to the Term Loan.

Interest expense for the Successor period from June 28, 2010 to September 26, 2010 was approximately $9.1 million of which approximately $8.6 million related to interest on our Term Loan.

Interest expense for the Successor period from May 11, 2010 to September 26, 2010 was approximately $14.0 million, of which approximately $13.2 million related to interest on our Term Loan. Interest expense for the Predecessor period from December 28, 2009 to May 10, 2010 was approximately $30.6 million, of which approximately $28.3 million related to interest costs associated with our FRNs and Term Loan.

Reorganization Items

Reorganization items of approximately $370.3 million for the Predecessor period of December 28, 2009 to May 10, 2010 consist of a $434.0 million gain from discharge of pre-petition obligations and a $22.5 million gain from approved settlement of rejected capital leases and various license agreements. The overall gain was partially offset by (i) $59.5 million in professional fees related to the Chapter 11 Cases, (ii) $12.7 million of debt financing costs, (iii) $10.8 million in expenses related to accrued claims and cancellation of the Predecessor’s equity incentive plans and (iv) $7.0 million of withholding tax liability in a foreign subsidiary.

There were no reorganization items in fiscal 2010 in the Successor Period from May 10, 2010 to September 26, 2010.

Income Tax Provision

We recorded an income tax expense of $8.6 million for the three months ended September 25, 2011 as compared to a pro forma income tax expense of $1.7 million for the three months ended September 26, 2010. The difference is primarily due to a $5.0 million Korean withholding tax payment on Samsung licensing revenue and the remainder is primarily due to operating income in our foreign locations.

We recorded an income tax expense of $15.4 million for the nine months ended September 25, 2011 as compared to income tax expense of $1.6 million in the Successor period from May 11, 2010 to September 26, 2010 and income tax expense of $1.6 million from December 28, 2009 to May 10, 2010 in the Predecessor. The Company’s income tax expense for the nine months ended September 25, 2011 includes a $2.8 million correction for uncertain tax positions of its foreign locations for the Successor period from May 11, 2010 to December 26, 2010 and $5.0 million was related to withholding tax on Samsung licensing revenue. The income tax expense for the nine months ended September 25, 2011, excluding the correction, related to tax provisions in profitable foreign locations. The income tax expense recorded for both the Predecessor period from December 28, 2009 to May 10, 2010, and Successor period from May 11, 2010 to September 26, 2010, also related to tax provisions in profitable foreign locations.

Due to our emergence from the Chapter 11 Cases, in the pro forma nine months period ended September 26, 2010, we also recorded an increase of $12.4 million in deferred tax liabilities consisting of previously unrecognized tax benefits of $10.0 million and interest and penalties of $2.4 million in connection with certain intercompany arrangements.

As of September 25, 2011, all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on our assessment that that the deferred tax assets will not be realizable in the foreseeable future.

Other Items

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of September 25, 2011 and December 26, 2010 are as follows:

	September 25, 2011	December 26, 2010
	(in thousands)
Deferred revenue	$38,565	$61,855
Less: deferred costs of sales	(24,398)	(40,562)

Deferred income on shipments (1)	$14,167	$21,293

(1)	The deferred income of $14.6 million and $22.2 million on the consolidated balance sheet as of Septmenber 25, 2011 and December 26, 2010, respectively, included $0.4 million and $0.9 million of deferred revenue related to licensing revenue that was excluded in the table above.

Contractual Obligations

The following table summarizes our contractual obligations at September 25, 2011. The table is supplemented by the discussion following the table.

							2016 and Beyond
	Total	2011	2012	2013	2014	2015
				(in thousands)
Senior Secured Term Loan	249,814	632	2,530	2,530	2,530	241,592	—
Senior Notes	200,000	—	—	—	—	—	200,000
Capital lease obligations	63	63	—	—	—	—	—
China working capital loan facility	2,317	2,317	—	—	—	—	—
Interest expense on Debt	147,026	11,178	28,825	28,108	27,461	19,954	31,500
Interest expense on Capital Leases	—	—	—	—	—	—	—
Other long term liabilities (1)	6,276	823	4,396	428	374	210	45
Operating leases	12,392	1,441	3,348	2,388	1,894	1,672	1,649
Unconditional purchase commitments (2)	168,457	45,027	66,060	21,822	14,744	20,804	—

Total contractual obligations (3)	786,345	61,481	105,159	55,276	47,003	284,232	233,194

(1)	The other long-term liabilities comprise payment commitments under long-term software license agreements with vendors and asset retirement obligations.
(2)	Unconditional purchase commitments (UPC) include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are related principally to inventory and other items. UPCs exclude agreements that are cancelable without penalty.
(3)	As of September 25, 2011, the liability for uncertain tax positions was $18.3 million including interest and penalties. Due to the high degree of uncertainty associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Liquidity and Capital Resources

Cash Requirements

As of September 25, 2011, our cash, cash equivalents and short-term investments totaled $300.8 million. As of September 25, 2011, the availability under our Revolving Credit facility was $12.5 million after deducting the standby letters of credit of $1.4 million issued to certain vendors. We have not drawn against this facility.

Our future uses of cash are expected to be primarily for working capital, debt servicing, capital expenditures, purchase of our bankruptcy claims and other contractual obligations. We also expect the remaining Plan of Reorganization disbursements and expenses incurred for outstanding claims resolution will continue using cash from operations for at least the remainder of fiscal 2011 or until all outstanding claims are resolved. We believe our anticipated cash flows from operations, current cash balances, and our Revolving Credit Facility will be sufficient to make remaining Plan of Reorganization disbursements and expenses incurred for outstanding claims resolution, to fund working capital requirements and operations, for debt servicing, and to meet our cash needs for at least the next twelve months.

Sources and Uses of Cash and Cash Equivalents

Our cash and cash equivalents consisted of demand deposits, certificates of deposits partially insured by the Federal Deposit Insurance Corporation (FDIC), and money market fund with a total amount of $235.5 million as of September 25, 2011.

Operating Activities

Net cash provided by operations was $49.6 million during the nine months ended September 25, 2011, primarily due to net income of $19.0 million and net non-cash items of $148.6 million, which were offset by net decrease in operating assets and liabilities of $118.0 million. Net non-cash items primarily consisted of (i) $121.8 million of depreciation and amortization, (ii) $14.2 million of stock compensation expense, (iii) $8.3 million of amortization of inventory markup relating to fresh start accounting and (iv) $7.6 million of asset impairment charges, partially offset by $2.7 million gain from sale of property, plant and equipment. The net decrease in operating assets and liabilities was primarily due to the decrease of $109.4 million in accounts payable, accrued liabilities, accrued compensation and benefits and other liabilities which mainly relates to release of the Samsung litigation settlement reserve of $36.2 million and $10.0 million relates to the payment made to Spansion Japan per the settlement agreement entered on January 8, 2010 . During the quarter ended September 25, 2011, we agreed with Samsung to offset the first $30.0 million of the payments due from Samsung for the patent related settlement against Spansion’s payment to Samsung for the purchase the bankruptcy claim of $30.0 million. As a result, we recognized $30.0 million in license revenue and an operating cash inflow, as well as a $30.0 million financing cash outflow related to the purchase of the bankruptcy claim, as we believe that there was constructive receipt and constructive payment of the funds.

Net cash provided by operations in the Successor was $55.2 million during the period from May 11, 2010 to September 26, 2010 primarily due net non-cash items of $145.3 million offset by a net loss of $83.1 million and the net decrease in operating assets and liabilities of $7.0 million. Net non-cash items primarily consisted of (i) $82.6 million of depreciation and amortization, (ii) $67.7 million of amortization of inventory markup relating to fresh start accounting and (iii) $4.8 million of stock compensation expense, partially offset by (a) $4.6 million of benefit for deferred income taxes, (b) a non-cash gain of $3.7 million from sale of our plant in Suzhou, China, and (c) a $1.5 million gain on sale of property, plant and equipment.

Net cash provided by operations in the Predecessor was $1.4 million during the period from December 28, 2009 to May 10, 2010, primarily due to net income of $363.6 million and a net increase in operating assets and liabilities of $20.5 million, offset by the net non-cash items of $382.8 million. Net non-cash items primarily consisted of (i) $434.0 million non-cash gain on discharge of pre-petition obligations, (ii) $22.5 million non-cash gain from write-off of rejected capital lease and various license agreements, (iii) a $5.2 million non-cash gain from sale of the Suzhou plant and (iv) a $2.1 million gain on sale and disposal of fixed assets, partially offset by (a) $43.8 million of depreciation and amortization, (b) a $13.0 million write-off of financing cost for old debts, (c) a $7.2 million increase in allowance for doubtful accounts, (d) $7.0 million of stock compensation expense, (e) $7.0 million provision for income taxes and (f) a $3.0 million impairment on investments.

Investing Activities

Net cash used by investing activities was $71.8 million during the nine months ended September 25, 2011, primarily due to $39.7 million of capital expenditures used to purchase property, plant and equipment and $68.5 million used to purchase marketable securities, which were offset by $7.6 million from the sale of property, plant and equipment and $28.2 million in proceeds from the redemption of marketable securities.

Net cash used by investing activities was $4.8 million during the Successor period from May 11, 2010 to September 26, 2010, primarily due to $44.7 million of proceeds from the sale of auction rate securities (“ARS”) and $15.7 million from the sale of property, plant and equipment, offset by an $13.1 million cash decrease due to the purchase of Spansion Japan’s distribution business, $30.0 million of cash used to purchase of U.S. Treasury bills and $22.1 million of capital expenditures used to purchase property, plant and equipment.

Net cash provided by investing activities was $76.7 million during the Predecessor period from December 28, 2009 to May 10, 2010, primarily due to $62.4 million of proceeds from the sale of ARS, $18.7 million of proceeds from the sale of the Suzhou plant, and $9.6 million from the sale of other property, plant and equipment, offset by $14.0 million of capital expenditures used to purchase property, plant and equipment.

Financing Activities

Net cash used by financing activities was $73.2 million during the nine months ended September 25, 2011 primarily due to (i) $71.0 million for the purchase of bankruptcy claims, which includes purchase of the Samsung claim for $30.0 million and (ii) $6.8 million of payments on debt and capital lease obligation, offset by $5.4 million of proceeds from issuance of common stock upon the exercise of stock options. During the quarter ended September 25, 2011, we agreed with Samsung to offset the first $30.0 million of the payments due from Samsung for the patent related settlement against Spansion’s payment to Samsung for the purchase the bankruptcy claim of $30.0 million. As a result, we recognized $30.0 million in license revenue and an operating cash inflow, as well as a $30.0 million financing cash outflow related to the purchase of the bankruptcy claim, as we believe that there was constructive receipt and constructive payment of the funds.

Net cash used by financing activities was $6.0 million during the Successor period from May 11, 2010 to September 26, 2010 due to payments of $6.0 million on debt and capital lease obligations.

Net cash used by financing activities was $148.2 million during the Predecessor period from December 28, 2009 to May 10, 2010, primarily due to payments of $691.2 million on debt and capital lease obligations, partially offset by $438.1 million from the Term Loan net of issuance costs and $104.9 million from the Rights Offering.

Off-Balance Sheet Arrangements

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These include indemnities to the Company’s customers related to allegations the Company’s products infringe third party patents or other intellectual property; indemnities to the Company’s customers in connection with the delivery, design, manufacture and sale of its products; indemnities to the Company’s directors and officers in connection with legal proceedings; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities and commitments would not be material to our accompanying condensed consolidated financial statements.

We do not have any other significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K, as of September 25, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. At September 25, 2011, we had approximately $230.9 million held in demand deposit accounts, approximately $0.7 million held in overnight money market funds, approximately $44.2 million invested in certificates of deposits partially insured by the Federal Deposit Insurance Corporation (FDIC), and approximately $25.0 million invested in commercial papers. Our cash and short-term investment position is highly liquid, of which approximately $232.4 million are with maturity terms of 0 to 30 days, approximately $3.1 million of 31 to 90 days, approximately $24.6 million are with a maturity term of 91 to 180 days, and remaining approximately $40.7 million are with a maturity term of 181 to 365 days at the time of purchase. Accordingly, our interest income fluctuates with short-term market conditions but our exposure to interest rate risk is minimal due to short term nature of our cash and investment position.

As of September 25, 2011, approximately 45 percent of the aggregate principal amounts outstanding under our third party debt obligations were fixed rate, and approximately 55 percent of our total debt obligations were variable rate comprised of the Term Loan with an outstanding balance of approximately $249.8 million as of September 25, 2011. The Term Loan has a LIBOR floor of 1.25 percent. While LIBOR is below 1.25 percent, our interest expense will not change along with short-term change in interest rate environment. When LIBOR is above 1.25 percent, changes in interest rates associated with the term loan could then result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our contractual interest expense by approximately $2.5 million annually.

As of September 25, 2011, we have a series of interests rate swaps with a financial institution to partially economically hedge the variability of interest payments attributable to fluctuations in the LIBOR benchmark interest rate. See Note 13 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.

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

We had an aggregate of $20.5 million (notional amount) of short-term foreign currency forward contracts denominated in Japanese yen outstanding as of September 25, 2011. The unrealized gain related to the foreign currency forward contracts for the three months ended September 25, 2011 was not material. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, we generally cover only a portion of our foreign currency exchange exposure. We cannot assure you that these activities will eliminate foreign exchange rate exposure. Failure to eliminate this exposure could have an adverse effect on our business, financial condition and results of operations.

The following table provides information about our foreign currency forward contracts as of September 25, 2011 and December 26, 2010.

	September 25, 2011			December 26, 2010
	Notional Amount	Average Contract Rate	Estimated Fair Value	Notional Amount	Average Contract Rate	Estimated Fair Value
	(in thousands, except contract rates)
Foreign currency forward contract:
Japanese yen	$20,501	¥76.58	$(22)	$39,884	¥82.74	$67

ITEM 4.	CONTROLS AND PROCEDURES

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 25, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a complete description of the procedural history of each of the legal proceedings referred to below, see our Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

Spansion v. Samsung Patent Infringement Litigation

Spansion was a party to several patent-related proceedings involving Samsung Electronics Co., Ltd. On June 15, 2011, Spansion and Samsung entered into a binding Memorandum of Understanding (“MOU”) that settled all outstanding patent matters between them as well as granted each other seven-year limited patent cross-licenses. On July 18, 2011, Spansion and Samsung entered into a Patent License and Settlement Agreement as contemplated by the MOU. The Agreement replaces the MOU and contains substantially identical terms and conditions. Samsung will pay to Spansion $150.0 million over a five-year period. In addition, Spansion agreed to purchase Samsung’s bankruptcy claim that was approved by the Bankruptcy Court for $30.0 million. During the quarter ended September 25, 2011, the Company and Samsung agreed to offset the first $30.0 million of the payments due from Samsung for the patent related settlement against Spansion’s payment to Samsung for the purchase the bankruptcy claim of $30.0 million. As a result, the Company recognized $30.0 million in license revenue and an operating cash inflow, as well as a $30.0 million financing cash outflow related to the purchase of the bankruptcy claim, as the Company believes that there was constructive receipt and constructive payment of the funds. The remaining payments made by Samsung will consist of a $1.25 million installment which is to be paid on November 15, 2011, and 19 quarterly installments of $6.25 million beginning in the first quarter of 2012.

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

We intend to continue to selectively engage in portions of the wireless market where we believe we can do so advantageously or where we believe that we must do so in order to be able to stay competitive in those portions of the wireless market that we continue to target. Challenges we face in the portion of the wireless market include addressing current and future customer requirements in a market that quickly changes as customers seek to continue offering new handset designs, whether predominately on NAND- or NOR- based handsets, that may not align with our current or planned products.

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

Pursuant to U.S. federal and state tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (NOLs) carried forward from prior years. We have U.S federal NOL carry forwards of approximately $1.0 billion as of December 26, 2010. Approximately $533.6 million of the federal NOL carry forwards are subject to an annual limitation of $27.2 million. These NOLs, if not utilized, expire from 2018 to 2030. In addition, our ability to utilize unlimited federal NOL carry forwards of approximately $475.5 million as of December 26, 2010 could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended.

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

Our competitors are working on a number of potentially competitive technologies, including ferroelectric random access memory, or FRAM, magneto resistive random access memory, or MRAM, polymer, charge trapping and phase-change based memory, or PCM, technologies. These technologies provide alternative means of non-volatile storage of information. Today, where products exist using these new technologies they exhibit different characteristics than existing NOR Flash memory products based on MirrorBit or floating gate technology. These differences, including higher cost structure, inability to support higher densities, different performance and operating behavior, currently exclude such products from addressing volume markets for NOR Flash memory. For such products to be commercially viable and attractive alternatives to today’s NOR Flash memory solutions they must either match the capabilities and characteristics at lower cost or provide additional capabilities desired and valued by customers. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate NOR Flash memory, these other products could pose a competitive threat to existing Flash memory companies, including us. For example, PCM technology supports data storage in smaller increments than MirrorBit or floating gate NOR technology and does not require erasing pre-existing memory contents prior to writing new data to the same memory location. Both capabilities may be desirable to customers and are not practicable with MirrorBit or floating gate NOR technologies. Furthermore, new technologies may scale to smaller process geometries than may be possible or practicable using MirrorBit or floating gate NOR technology, which may enable our competitors’ products to be produced at lower cost than our products. In addition, some of the licensees and customers of Saifun Semiconductors Ltd., or Saifun, which we purchased in 2008 and renamed Spansion Israel Ltd., are our competitors or work with our competitors and possess licenses from Spansion Israel Ltd. for intellectual property associated with charge trapping Flash memory technology. Use of this charge trapping intellectual property or use of independently developed charge trapping Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory products that may compete with our products based on charge trapping technology. If we are unable to compete with these new technologies, we may be materially adversely affected.

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

Our manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. We purchase equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to us or increase prices due to capacity constraints or other factors. For example, the impact of the earthquake and related tsunami in March 2011 on our suppliers in Japan caused delays and reductions in the provision of raw materials in the first and second quarters of 2011. Because the equipment that we purchase is complex, it is difficult for us to substitute one supplier for another or one piece of equipment for another. Some raw materials we use in the manufacture of our products are available from a limited number of suppliers or only from a limited number of suppliers in a particular region. In addition, we purchase raw materials for which prices on the world markets have increased significantly during recent periods. Such volatility may have an adverse effect on our operations. For example, we use gold in the assembly of our die into packaged product. Due to the increased cost of gold in 2011 we had to re-engineer existing products to use copper as an alternative material to gold in order to counteract this increased cost, maintain our competitiveness and mitigate the impact on our customers. Our manufacturing operations also depend upon the quality and usability of the materials we use in our products, including raw materials and wafers we receive from our suppliers. If the materials we receive from our suppliers do not meet our manufacturing requirements or product specifications, are not obtained in a timely manner or if there are significant increases in costs of materials, we may be materially adversely affected.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1*	Patent License and Settlement Agreement, made as of July 18, 2011, between Samsung Electronics Co. Ltd. and Spansion Inc. and their respective subsidiaries.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or any other liability provision of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: November 4, 2011	By:	/s/ Randy W. Furr
Randy W. Furr
Executive Vice President and Chief Financial Officer