Form 10-Q/A
period 2011-09-25
Spansion Inc.
filed 2012-02-23
CIK 1322705

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Spansion Inc. for the period ended September 25, 2011 filed on November 4, 2011 (the “Form 10-Q”) for the sole purpose of filing an updated version of Exhibit 10.1 hereto.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

PART II: OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1*	Patent License and Settlement Agreement, made as of July 18, 2011, between Samsung Electronics Co. Ltd. and Spansion Inc. and their respective subsidiaries.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***#	XBRL Instance Document

101.SCH***#	XBRL Taxonomy Extension Schema Document

101.CAL***#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or any other liability provision of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
#	Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: February 23, 2012	By:	/s/ Randy W. Furr
Randy W. Furr
Executive Vice President and Chief Financial Officer

4