Form 10-K
period 2011-12-25
Spansion Inc.
filed 2012-02-23
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 25, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common Stock (Common Stock) held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange on June 26, 2011 was approximately $932.5 million. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on February 21, 2012:

Class	Number of Shares
Class A Common Stock, $0.001 par value per share	59,920,400
Class B Common Stock, $0.001 par value per share	1

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the Annual Meeting of Stockholders, which we expect will be held on or about May 11, 2012 (2012 Proxy Statement) are incorporated by reference into Part III hereof.

Spansion Inc.

FORM 10-K

For The Fiscal Year Ended December 25, 2011

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. Risks and uncertainties relating to our business include our ability to: succeed with our business strategy focused primarily on the embedded Flash memory market; maintain or increase our average selling price and lower our average costs; accurately forecast customer demand for our products; attract new customers; obtain additional financing in the future; maintain our distribution relationships and channels in the future; successfully enter new markets and manage our international expansion; successfully compete with existing and new competitors, or with new memory or other technologies; successfully develop new applications and markets for our products; maintain manufacturing efficiency; obtain adequate supplies of satisfactory materials essential to manufacture our products; successfully develop and transition to the latest technologies; negotiate patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; protect our intellectual property and defend against infringement or other intellectual property claims; effectively manage fluctuations in foreign currency exchange rates; maintain our business operations and demand for our products in the event of natural or man-made catastrophic events; and effectively manage, operate and compete in the volatile market conditions affected in part by cautious capital spending by our customers as they face their own business challenges. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

ITEM 1.	BUSINESS

Overview

We are a leading designer, manufacturer and developer of Flash memory semiconductors. We are focused on a portion of the Flash memory market that relates to high-performance and high-reliability Flash memory solutions for microprocessors, controllers and other programmable semiconductors that run applications in a broad range of electronic systems. These electronic systems include automotive and industrial, computing and communications, consumer and gaming. In addition to Flash memory products, we assist our customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

Our Flash memory solutions are incorporated in products manufactured by leading original equipment manufacturers (OEMs). Our products are designed to accommodate various voltage, interface and density requirements for a wide range of applications and customer platforms. The majority of our new product designs are based on our proprietary two-bit-per-cell MirrorBit technology, which has a simpler cell architecture, higher yields and lower costs than competing floating gate NOR Flash memory technology. In addition, we have also begun to license our intellectual property to third parties for revenue.

For fiscal 2011, we had net sales of $1.1 billion and a net loss of $55.9 million.

For fiscal 2010, our net sales of the Successor was $764.7 million and our net loss was $96.7 million. For fiscal 2010, the Predecessor had net sales of $403.6 million and net income of $363.6 million (See Note 2 of Consolidated Financial Statements for further details).

We are headquartered in Sunnyvale, California, with research and development, manufacturing, assembly and sales operations in the United States, Asia, Europe and the Middle East. We own and operate three final manufacturing facilities in Bangkok, Thailand and in Kuala Lumpur and Penang, Malaysia. Final manufacturing consists of assembly, test, mark and pack operations. We are closing the facility in Kuala Lumpur, which is expected to be completed in the first quarter of 2012. For financial information about geographic areas and for information with respect to our sales, refer to the information set forth in Note 18 of Consolidated Financial Statements.

Our mailing address and executive offices are located at 915 DeGuigne Drive, Sunnyvale, California 94085, and our telephone number is (408) 962-2500. References in this report to “Spansion,” “we,” “us,” “our,” or the “Company” shall mean Spansion Inc. and our consolidated subsidiaries, unless the context indicates otherwise. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investor Relations page of our Web site, www.spansion.com, a link to our filings with the SEC, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other Senior Finance Executives, our Code of Business Conduct, which applies to all directors and all our employees, and the charters of our Audit, Compensation, Finance and Nominating and Corporate Governance committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our Web site is not incorporated by reference in, or considered to be a part of, this report. You can also obtain copies of these documents free of charge by writing to us at: Corporate Secretary, Spansion Inc., 915 DeGuigne Drive, Sunnyvale, California 94085, or emailing us at: Corporate.Secretary@spansion.com.

Industry Overview

The proliferation of electronic systems, such as broadband access devices, automotive infotainment and safety control, digital TVs, set-top boxes, printers, digital cameras, gaming machines, mobile phones, wireless and wired infrastructure and industrial control modules, drives increasing use of Flash memory to deliver an enhanced end-user experience. Electronic systems need to store both operating instructions in the form of software code as well as content or data that needs to be processed. As electronic systems across various applications add increasingly complex features to process rich multimedia content with higher performance, they require more code and data storage without compromising reliability and system cost.

The overall memory market can be divided into “volatile” and “non-volatile” categories. Volatile memory, such as dynamic random access memory (DRAM), loses its content when the system is powered down while non-volatile memory retains its content even after power is turned off, allowing information to be retrieved at a later time. The primary semiconductor component used to store code and content today is non-volatile Flash memory.

Overview of Flash Memory

Flash memory is well suited for a variety of applications across a broad range of products, including consumer electronics, networking and telecommunications equipment, mobile phones, PCs, automotive electronics, gaming consoles and industrial equipment.

The Flash memory market consists of two major architectures: NOR and NAND Flash memory. NOR Flash memory is preferred for reliable code execution and performance-oriented storage in consumer electronics, automobiles, communications, gaming and industrial applications. NAND Flash memory is preferred for data storage in solid-state memory applications, such as USB removable storage devices and data cards. NAND Flash memory is also used in high-end phones, MP3 players, tablets, solid-state drives (SSDs) and other embedded applications. Overall, customers seeking fast read performance and superior reliability traditionally choose NOR Flash memory, while those seeking ultra-high density and fast write speeds choose NAND Flash memory.

Our Addressable Markets

The Flash memory market can be divided into two major categories: “integrated” and “removable.” Within the integrated category, we refer to portable, battery-powered communications applications as “wireless” and all other applications, such as consumer, computing, communications, automotive and industrial electronics, as “embedded.” We have focused historically on the integrated category, and in early 2009, we emphasized our strategic efforts in the embedded portion of that market. The embedded Flash memory market is served by both NOR and NAND Flash memory solutions, and is characterized by long design and product life cycles, lower capital and technology investments, more stable average selling prices (ASPs) and predictability in supply.

In addition to expanding our core business based on embedded NOR Flash applications, we plan to establish our presence in growing portions of the integrated Flash memory category, including embedded NAND Flash memory applications. We believe our proprietary MirrorBit technology, licensing partners, customer relationships and broad product portfolio will enable us to extend our leadership in these embedded Flash memory markets.

Target Applications

As end-user experience becomes a key differentiating factor in today’s electronics products, different applications within our embedded customer base drive different product, service and support models.

Automotive applications are characterized by smart safety, richer interactive graphics, internet connectivity and other ubiquitous features that drive the need for ultra-high performance, high-reliability and supply longevity in the products we offer to customers across that spectrum.

Industrial applications span across medical, defense, aerospace/avionics, smart energy, factory automation, surveillance and point-of-sale (POS) industries. Our customers in this area are interested in product portfolio diversity with customizable features at optimal system cost.

Networking and telecommunications applications are driven by increasing wired and wireless global data traffic and equipment scalability to support the Internet backbone for cloud-computing and social media. These customers place an emphasis on high reliability, quality of service coupled with long-term product support.

Consumer and gaming applications are characterized by product solutions that provide convenience, ease-of-use, speed and form factor advantages to deliver a rich end-user experience. Accessibility of content, security and superior interactivity are features that drive Flash memory choices for our customers in these areas.

Technology

We own and use fundamental intellectual property in two Flash memory technologies, floating gate and charge trapping MirrorBit technology. Compared to competing floating gate multilevel cell NOR technology, two-bit-per-cell MirrorBit technology has a simpler cell architecture that requires fewer manufacturing steps and supports higher yields, resulting in lower manufacturing costs. Our current high density products and new advanced products are based primarily on MirrorBit two-bit-per-cell technology and we offer a broad range of product configurations and capabilities, including high density and high performance.

Floating Gate Technology. Floating gate is the conventional Flash memory cell technology that is utilized by most Flash memory companies today for both NOR and NAND products. We have created innovations in floating gate technology that have become industry standards, such as negative gate erase, single power supply and embedded programming algorithms. Some of our new products, to service the low density market, are based on floating gate technology.

MirrorBit Technology. MirrorBit NOR technology is the foundation of our current high density product roadmap. Also referred to as charge trapping technology, MirrorBit NOR technology stores two distinct charges in a single physical memory cell, with each charge equivalent to one bit of data thereby doubling the density of each physical memory cell and enabling higher density, lower cost products.

Products

We design, develop and sell Flash memory solutions that deliver a combination of high performance and competitive system cost for a wide range of customer platforms and applications. The product offerings support multiple voltage and interface options, with monolithic memory densities ranging from 1-megabit to 4-gigabits and multi-die module solutions up to 32-gigabits. The portfolio can be grouped into two key interfaces: Parallel NOR and Serial NOR (SPI). Within each core interface group, there are product families that service specific requirements across each area of our business.

GL and AL Families. The GL and AL 3-volt product families address applications where high reliability coupled with low system cost are important, including automotive, consumer, gaming, networking and telecommunications. The AL product family offers densities as low as 8-megabits, supports a simpler feature set and provides a standard parallel interface for lower density applications, such as industrial and automotive control systems. The GL product family currently supports monolithic densities up to 4-gigabits in production and includes a page-mode interface and Advanced Sector Protection to support high performance consumer applications, such as high-end set top boxes, or STBs, arcade gaming solutions and automotive applications such as information and entertainment systems and instrument clusters. MirrorBit technology is utilized for the GL family and floating gate technology is utilized for the AL family.

CD and CL Families. The CD (2.5-volt) and CL (3.0-volt) product families address automotive engine and transmission control applications, which require high reliability, feature rich, high performance and capability to operate across wide temperature ranges. The CD and CL product families combine a high performance burst-mode interface, with Simultaneous Read/Write and Advanced Sector Protection at 16- and 32-megabit densities. Because engine and transmission control units must withstand extreme temperatures, these families operate at up to 150°C and are available in a fully tested die-only solution for incorporation into special customer modules.

FL Family. The FL (3.0-volt) family utilizes floating gate and MirrorBit technologies with a Serial Peripheral Interface, or SPI in a low pin count package across densities from 4- to 256-megabits. This product line supports the option for single, dual or quad serial input/output (I/O), thereby providing an optimal performance solution for industrial, automotive and consumer markets.

WS/ NS/ VS Families. The WS, NS and VS product families, which operate with a 1.8-volt supply, are based on MirrorBit technology and combine a high performance burst-mode interface with Simultaneous Read/Write and Advanced Sector Protection features to primarily support mobile phone applications. These products range from densities of 64-megabits to 512-megabits and are primarily combined with third-party PSRAM or DRAM in a single multi-chip package (MCP) to meet mobile phone memory needs.

JL and PL Families. The JL and PL product families, with a 3-volt interface, support high performance automotive and industrial applications. Based on 3-volt floating gate technology, these products offer a page-mode interface, Simultaneous Read/Write capability and Advanced Sector Protection at 32-megabit to 128-megabit densities.

AS Family. The AS product family delivers small form-factor and reliable performance for module-based applications such as Bluetooth for consumer and automotive markets. This 1.8 volt product line supports densities from 8- to 16-megabits with a standard parallel interface and is based on floating gate process technology.

F Family. The F product family is a 5-volt, floating gate process technology based legacy offering which primarily supports automotive markets. These products range from densities of 1-megabit to 32-megabits and support temperature ranges up to 125C.

In addition to this broad product offering, we aim to streamline and simplify our customers’ design and development cycle by providing consistent and comprehensive tools to support customers’ development process, from initial system bring-up to final product deployment. We assist customers in prototyping their designs by providing the necessary software and hardware development tools, drivers and simulation models for seamless system-level integration.

Sales and Marketing

We market and sell our products worldwide under the Spansion trademark to our customers directly or through distributors. For fiscal 2011, approximately 69 percent of our sales were through distributors.

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

Our marketing activities target customers, reference design houses and our potential partners; and includes a combination of direct marketing activities such as trade shows, events and marketing collateral, and indirect activities such as public relations and other marketing communications activities.

Customers

Customers for our products consist of OEMs, original design manufacturer (ODM), and contract manufacturers. We serve our customers worldwide directly or through our distributors, which buy products from us and resell them either directly or through their own distributors. No OEM, ODM or contract manufacturer accounted for more than ten percent of our net sales for each of the fiscal years 2009, 2010 and 2011.

Third-Party Distributors

Our third-party distributors typically resell to OEMs, ODMs and contract manufacturers. Sales through our direct distributors are typically made pursuant to agreements that provide limited rights of return for discontinued products or for other products within one year of their date of manufacture. In addition, our agreements with distributors may contain standard stock rotation provisions permitting limited levels of product returns.

We generally warrant that products sold to our customers and our distributors will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to specific exceptions, we offer a one-year limited warranty.

After the deconsolidation of our former subsidiary, Spansion Japan, in fiscal 2009, as discussed in Item 8. “Financial Statements and Supplementary Data, Note 2. Emergence from Chapter 11,” sales to Spansion Japan accounted for approximately 21 percent of our total net sales. In fiscal 2010, net sales to Spansion Japan were approximately 20 percent of our total net sales in the Predecessor and 25 percent of our total net sales in the

Successor. During the second quarter of fiscal 2010, we purchased Spansion Japan’s distribution business and began distributing our products in Japan through our wholly owned subsidiary, Nihon Spansion Limited. Accordingly, there were no sales to Spansion Japan in fiscal 2011. During the periods when we made sales to Spansion Japan, Spansion Japan resold substantially all its purchases to Fujitsu, which in turn acted as a distributor of our products in Japan. Net sales to Fujitsu (in its capacity as a distributor), including sales made through Spansion Japan after its deconsolidation and sales made through Nihon Spansion Limited after we purchased the Spansion Japan distribution business, accounted for approximately 25 percent of our total net sales for fiscal 2009, 18 percent of our total net sales in the Predecessor and 23 percent of our total net sales in the Successor for fiscal 2010. Net sales to Fujitsu (in its capacity as a distributor) for fiscal 2011 accounted for approximately 29 percent of our total net sales.

Research and Development

Our research and development is critical to our success and we focus on process, product and system level development. We conduct our product and system engineering activities primarily in Sunnyvale, California and Netanya, Israel, with additional design and development engineering teams located in Asia. Our primary development focus is on MirrorBit products for embedded applications. We conduct our process and product development primarily in Sunnyvale, California, at our fabrication facility located in Austin, Texas (Fab 25) and at third party foundries that provide foundry services to us. We are developing non-volatile memory process technologies. Specifically, we continue to refine our 65-nanometer NOR process technology, we are intending to deploy 45-nanometer NOR process technology and, through our joint development agreement with Elpida Memory, Inc., or Elpida, continue to develop 43-nanometer charge trapping NAND process technology. We also intend to develop more advanced technologies independently or with partners.

Our research and development expenses for fiscal 2011, fiscal 2010 and fiscal 2009 were $106.6, $100.5 and $136.4 million, respectively. In April 2009, we stopped further production of development wafers at our research and development manufacturing facility known as the Submicron Development Center, or SDC, in Sunnyvale, California, as part of our strategy to reduce research and development costs by utilizing Fab 25 and third party facilities for technology development. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing

We own and operate one wafer fabrication facility, Fab 25, which is located in Austin, Texas and has approximately 114,000 square feet of clean room space. This facility produces 200-millimeter wafers, manufactured using 130-nanometer, 110-nanometer, 90-nanometer and 65-nanometer process technologies. We also own and operate three final manufacturing facilities in Bangkok, Thailand , Kuala Lumpur and Penang, Malaysia. Final manufacturing consists of assembly, test, mark and pack operations. Commencing in the fourth quarter of fiscal 2011 and as part of a company-wide cost reduction program, we implemented a restructuring plan, which encompassed the consolidation of our test and assembly manufacturing operations in Bangkok and Kuala Lumpur, which will result in the cessation of operations and closure of our Kuala Lumpur facility. We expect to complete this closure by the end of the first quarter of fiscal 2012. We also use a number of third party companies to supplement our final manufacturing capacity as and when needed.

Like most semiconductor companies, we direct significant efforts toward the invention and development of manufacturing process technologies to achieve the objectives of reducing our manufacturing costs, improving our device performance and adding product features and capabilities. We achieve these objectives primarily through a combination of optimizing the number of process steps required to produce a product and by reducing the scale or size of key structures in our integrated circuits such as the memory cells used to store charge and the surrounding circuits that manage and interface to these cells. We develop each process technology using particular design rules and refer to this as the process or technology node using nanometers as a measurement of length of certain critical structures in the process. By shrinking the features, we enable more cells in the same area, which allows us to incorporate more bits per wafer at each successive process node, decreasing material cost per bit and either increasing the number of die per wafer for a given density or increasing the density.

During fiscal 2011, we offered products manufactured on technology nodes from 320-nanometer to 65-nanometer, utilizing MirrorBit and floating gate cell technology. We continue to manufacture products based on floating gate technology at process nodes from 320-nanometer to 110-nanometer. However, during fiscal 2011, the majority of our wafer production was comprised of MirrorBit products using 110- and 90-nanometer process technology. We also manufacture MirrorBit NOR products on 65-nanometer process technology, which is increasing as a percentage of our total sales as we migrate customers from 110- and 90-nanometer process technology to 65-namometer process technology.

We outsource a significant portion of our manufacturing function to external foundry partners. To augment our internal wafer fabrication capacity, we have foundry agreements with Semiconductor Manufacturing International Corporation, or SMIC, Fujitsu Limited, Elpida, and Texas Instruments Ltd. The arrangement with SMIC provides support for advanced technology products at 65-and 45-nanometer. The arrangement with Elpida provides for the development of charge trapping NAND products manufactured using 43-nanometer process technology. Also, the deployment of leading edge technology in support of foundry manufacturing provides a more cost efficient solution for future research and development wafer production as an alternative to an in-house dedicated research and development manufacturing facility for wafer production. The arrangement with Fujitsu, using our former JV1 and JV2 wafer fabrication facilities which we sold to them in April 2007, provides us with the ability to efficiently support the declining customer demand for legacy products on legacy production process nodes. We also obtained foundry services, including wafer and sort services, from Texas Instruments under an agreement that will terminate at the end of the first quarter of fiscal 2012. We may in the future change the location where our products are manufactured to reflect changes in customer demand. We have in the past, and may in the future, obtain foundry, subcontractor and other arrangements with third parties to meet demand.

Our manufacturing processes require many raw materials, such as silicon wafers, mold compound, substrates and various chemicals and gases, and the necessary equipment for manufacturing. We obtain these materials and equipment from a large number of suppliers located throughout the world.

Environmental Matters

Many of our facilities are located on properties or in areas with a long history of industrial activity. Prior to 2003, environmental audits were conducted for each of our manufacturing facilities. The audits described various conditions customary of facilities in our industry and, in particular, noted historical soil and groundwater contamination at our Sunnyvale, California facility arising from the leakage from chlorinated solvent storage tanks that previously had been located on this property. This property is listed on the U.S. Environmental Protection Agency’s Superfund National Priorities List. Advanced Micro Devices, Inc., or AMD, the former owner of the property and responsible party, is investigating and remediating this contamination.

In 2003, each of AMD and Fujitsu agreed to indemnify us against losses arising out of the presence or release, prior to June 30, 2003, of hazardous substances at or from these and other sites they each contributed to us in connection with the formation of our joint venture predecessor, FASL LLC. Conversely, Spansion LLC, our operating subsidiary agreed to indemnify each of AMD and Fujitsu from and against liabilities arising out of events or circumstances occurring after June 30, 2003, in connection with the operation of our business. AMD and Fujitsu, on the one hand, and we, on the other, agreed to indemnify the other against liability arising from permit violations attributable to our respective activities. To the extent AMD and Fujitsu cannot meet their obligations under any of their indemnity agreements, or material environmental conditions arise, we may be required to incur costs to address these matters, which could have a material adverse effect on us.

We have made and will continue to make capital and other expenditures to comply with environmental laws, but we do not expect compliance with environmental requirements to result in material expenditures in the foreseeable future. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time, all of which are factors that could alter the current outlook. See Item 1A. “Risk Factors—We are subject to a variety of environmental laws that could result in liabilities.”

Competition

Our NOR Flash memory competitors are Micron Technology, Inc., Macronix International Co., Ltd. and Winbond Electronics Corp. Additional NOR Flash memory competitors include Eon Silicon Solution Inc., Microchip Technology Inc., and Atmel Corporation.

We increasingly compete with NAND Flash memory manufacturers where NAND Flash memory has the ability to replace NOR Flash memory in customer applications. Our NAND Flash memory competitors include Samsung Electronics Co., Ltd., Micron Technology, Inc., Hynix Semiconductor, Inc. and Toshiba Semiconductor Company. In the future, additional NAND Flash memory competitors may include Elpida, Powerchip Technology Corporation, Macronix International Co., Ltd., Intel Corporation, Sandisk Corporation and Winbond Electronics Corporation.

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

Employees

We had approximately 3,375 employees at December 25, 2011.

Backlog

We generally manufacture and market standard lines of our products. Sales are made primarily pursuant to purchase orders for delivery or agreements covering purchases over a period of time. These orders or agreements may be revised or canceled without penalty. Generally, in light of current industry practice and experience, we do not believe that backlog information is necessarily indicative of actual sales for any succeeding period.

Intellectual Property

Our success depends in part on our proprietary technology. We rely on a combination of protections provided by contracts, including confidentiality and non-disclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. As of December 25, 2011, we had 1,903 U.S. patents and 954 foreign patents as well as 357 patent applications pending in the United States and 759 patent applications pending outside the United States. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. There can be no assurance that the claims allowed on any patents we hold will be sufficiently broad to protect our technology, or that any patents will issue from any application pending or filed by us.

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

The Flash memory market is highly competitive and subject to rapid, highly volatile changes in demand, pricing and product mix that are difficult to predict. Our failure to adequately forecast our customers’ needs could materially adversely affect our business.

The Flash memory market is a mature one subject to business cycles that include extended periods of oversupply and constant downward price pressure, which is due, in substantial part, to the relatively large number of competing firms and technologies. Our competitors are primarily NOR Flash memory makers, including: Micron Technology, Inc., Macronix International Co., Ltd., Winbond Electronics Corp., Microchip Technology Inc., EON Silicon Solution Inc. and Atmel Corporation. We increasingly compete with NAND Flash memory makers for applications where NAND Flash memory is suitable for use as code storage. Our NAND Flash memory competitors include Samsung Electronics Co., Ltd., Micron Technology, Hynix Semiconductor Inc. and Toshiba Semiconductor Company Inc. In the future, additional NAND Flash memory competitors may include Elpida Memory, Inc., Powerchip Technology Corporation, Macronix International Co., Ltd., Intel Corporation, Sandisk Corporation and Winbond Electronics Corporation.

During economic downturns, periods of extremely intense competition, or the presence of oversupply in the industry, the selling prices for our products have declined at a rapid rate over relatively short time periods as compared to historical rates of decline. When such pricing declines occur, we may not be able to mitigate the effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially adversely affected.

To forecast demand and value inventory, we consider, among other factors, the inventory on hand, historical customer demand data, backlog data, competitiveness of product offerings, market conditions and product life cycles. If we are unable to accurately assess these factors and anticipate future demand or market conditions, inventory write-downs may be required and would be reflected in cost of sales in the period the write-down is made. Similarly, when customers change orders booked with us, our planned manufacturing capacity may be greater or less than actual demand, resulting in less than optimal capacity usage. When this occurs, we adjust our production levels, but downward adjustments may not prevent our production of excess inventory. An inability to address challenges like the ones described above would have a negative impact on our gross margin in that period. Moreover, inaccurate forecasting could also result in excess or obsolete inventory that would reduce our margins or shortages in inventory that would cause us to fail to meet customer demand. If we are unable to produce the types and quantities of products required by our customers in the timeframes and on the delivery schedules required by our customers, we may lose customers or, in certain circumstances, be liable for losses incurred by our customers, which would materially adversely affect our business and financial results.

For the reasons stated above, it is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing capacity or we may be contractually obligated to purchase minimum quantities of certain products from our subcontractors. This may result in write-downs or write-offs of inventories and losses on products the demand for which is lower than we anticipate. For example, in the third and fourth quarters of 2011, we wrote down our wireless inventories as a result of a product transition by serial NOR and an overall surplus of inventory in the market. In addition, during periods of industry overcapacity, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements and may result in increased inventory levels.

Our business is primarily focused on serving the embedded portion of the Flash memory market, which is both more robust and mature than the wireless segment but which is, in certain sub-segments, still subject to similar trends in terms of product mix and downward price pressure. If we fail to execute on our strategy to serve the embedded portion, our business could be materially adversely affected.

The integrated Flash memory market has two primary groups of applications, embedded and wireless. Historically, we served both groups. Beginning in 2009, however, we started focusing primarily on the embedded market due to its longer product life cycles, higher gross margins, and reduced need to incorporate third party DRAM, PSRAM and NAND into our products. Prior to our change in focus, our wireless sales typically represented 50 percent of our total sales in a quarter. By contrast, in fiscal 2011 wireless sales were 14 percent of total net sales.

The embedded market, however, is more mature than the wireless market and is expected to grow more slowly than some other sectors of the semiconductor industry. In addition, the embedded market, like the wireless market, historically has been, and we anticipate that it will continue to be, subject to selling price reductions. Moreover, existing trends in the wireless market (e.g., increasing downward pressure on gross margins and price per bit) are relevant to and lead similar trends in certain consumer-facing sub-segments within the embedded market (e.g., the consumer market that includes set top boxes for cable and satellite entertainment services).

If we are unable to successfully address these challenges or unable to grow our participation in the embedded portion of the Flash memory, our business could be materially adversely affected.

We primarily sell parallel NOR Flash memory products, which are being replaced in certain applications by Flash memory products that we do not currently offer. We are developing competitive Flash memory products for these applications, but our business could be materially adversely affected if we fail to bring these new products to market.

Flash memory products have either a NOR architecture (NOR Flash memory products) or a NAND architecture (NAND Flash memory products). NOR Flash memory products have either a parallel interface (parallel NOR) or a serial interface (serial NOR) and typically are more reliable and have a higher cost-per-bit than NAND Flash memory products. System designers use NOR Flash memory products primarily for code storage, while they use NAND Flash memory products primarily for data storage. Increasingly, however, for certain embedded system designs, particularly in consumer-facing market segments, higher density NAND Flash memory products are being used for code storage instead of high density, parallel NOR Flash memory products. Similarly, and also in consumer-focused markets, in which product cycles are rapid and keeping cost down is paramount, system designers are increasingly choosing low-density serial NOR Flash memory products over similar density parallel NOR offerings.

In contrast, we primarily sell parallel NOR products having medium to high density (32 megabits and above). We also primarily sell serial NOR products having medium to high density. We are currently developing

NAND Flash memory products and expanding our low density (less than 32 megabits) serial NOR Flash memory product portfolio to meet the increasing demand for these products in embedded applications. However, we cannot be certain that we will successfully develop and introduce NAND Flash memory products and additional low density serial NOR Flash memory products in time to counteract the falling demand for the parallel NOR Flash memory products we currently sell. If we fail to do so, our business could be materially adversely affected.

Our operating results are dependent on the performance of distributors, including Fujitsu Semiconductors Limited, who is our primary distributor for Japan.

A significant portion of our sales are through independent distributors that are not under our control. For example, sales through distributors accounted for 69 percent and 70 percent of our net sales for fiscal 2011 and 2010 respectively. Generally, our agreements with third-party distributors can be terminated for convenience by either party upon relatively short notice. These agreements generally are non-exclusive and also permit our distributors to offer our competitors’ products. We generally do not require letters of credit from our distributors and are not protected against accounts receivable default or bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor, whether at our initiative or the distributor’s initiative, could disrupt our current business, and if we are unable to find suitable replacements, our operating results could be adversely affected.

In Japan, which is an important geographic market for us, we currently rely primarily on Fujitsu Semiconductors Limited (“FSL”) through its subsidiary, Fujitsu Electronics Inc. (“FEI”), to distribute our products to customers. For example, sales of our products through FSL represented 29 percent of our total net sales for fiscal 2011. Historically, our agreement with FSL has been exclusive and FSL has not been permitted to offer our competitors’ Flash memory products to its customers. However, exclusivity is set to expire on May 10, 2012 and FSL may then begin to sell our competitors’ Flash memory products. Under the terms of our distribution agreement with FSL, either party may terminate the distribution agreement for convenience upon 60 days written notice to the other party. If FSL unexpectedly terminates its distribution agreement with us, or otherwise ceases its support of our customers in Japan, we would be required to develop and rely on a relationship with another distributor or establish our own local sales organization and support functions. We cannot be certain that we would be successful in selling our products to customers currently served by FSL or new customers and our sales in Japan might decline, and we could be materially adversely affected.

Our revenue reporting is highly dependent on sales information from our distributors, and our financial reporting could be misstated if such information is not accurate and timely.

Our revenue reporting is highly dependent on receiving accurate and timely sell-through data from our distributors. As our distributors resell products, they provide us with periodic data regarding the products sold, including prices, quantities, end customers, and the amount of our products they still have in stock. The data we receive is voluminous and complex and we must use estimates and apply judgments to reconcile distributors’ reported inventories to their sell-through activities. Actual results could vary unfavorably from our estimates, which could affect our operating results and could adversely affect our business.

We generally provide price protection to our distributors on the inventory they carry. Significant declines in the value of that inventory may require us to undertake inventory write-downs.

Distributors typically maintain an inventory of our products. For certain distributors, we have signed agreements that protect the value of their inventory of our products against price reductions, as well as provide for rights of return under specific conditions. Certain agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. We do not recognize revenue on our sales to these distributors until the applicable products are re-sold by the distributors and reported to us. However, in the event of an unexpected significant decline in the price of our products or significant return of unsold inventory, we may experience inventory write-downs, charges to reimburse costs incurred by distributors, or other charges or adjustments, any of which could result in a material adverse impact to our revenues and operating results.

We are not protected by long-term supply contracts with our customers.

We do not typically enter into long-term supply contracts with our customers, and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. In the event of an early termination by one of our major customers, it is unlikely that we will be able to rapidly replace that revenue source, which would harm our financial results.

A number of factors, including our inventory strategy, can impact our gross margins.

Numerous factors, including yield, wafer pricing, product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies cause our gross margins to fluctuate. In addition, forecasting our gross margins is difficult because a significant portion of our business is based on the fulfillment of orders within the same quarter the orders are placed. In the event demand does not materialize, we may be subject to incremental obsolescence costs. In addition, future product cost reductions could have an increased impact on our inventory valuation, which would then impact our operating results.

Our global operations expose us to regional risks that could materially adversely affect our business globally.

Sales to customers outside the United States were approximately 88 percent of our total net sales for fiscal 2011. Additionally, we operate in more than ten countries, and a substantial portion of our manufacturing operations and those of our third party manufacturers are located outside the United States, primarily in Japan, China, Taiwan, Korea, Thailand and Malaysia. As a result, our business is subject to a variety of risks that are specific to the regions and countries in which we operate, including:

•	currency exchange rate fluctuations;

•	natural disasters, such as tsunamis, earthquakes, fires and floods;

•	export and import duties, changes to import and export regulations, and restrictions on the transfer of funds;

•	political and economic instability;

•	difficulties in protecting our intellectual property;

•	problems with the transportation or delivery of our products;

•	issues arising from cultural or language differences and labor unrest;

•	disruptions caused by military action or terrorist attacks;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	compliance with trade, technical standards and other laws in a variety of jurisdictions;

•	disruptions to our manufacturing operations as a result of actions imposed by foreign governments;

•	changes in economic policies of foreign governments; and

•	difficulties in staffing and managing international operations.

These factors may materially adversely affect our business, results of operations or financial condition. To the extent practicable, we seek to proactively reduce our exposure to these risks where possible, but we may not be successful. For example, we use foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on our operating results and on our foreign currency denominated monetary assets and liabilities. We do not use these contracts for speculative or trading purposes. We cannot assure you that these activities will be successful in reducing our foreign currency exchange rate exposure. If these activities are unsuccessful, our financial condition could be materially adversely affected.

During the first and second quarters of 2011, we lost sales and experienced delays in the provision of foundry services by third parties in Japan as a result of the earthquakes and related tsunami that occurred there in March 2011. Specifically, some first and second quarter product shipments were cancelled or rescheduled for shipment during the subsequent quarter. We also incurred some minor damage to our production equipment during the first quarter of 2011. During the third quarter, the flooding in Thailand, while not directly affecting our facility, did impact some of our suppliers and customers. The impact to our operations and financial results as a result of the events in Japan and Thailand were not material. However, if natural disasters or other business disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or demand for our products or directly impact our manufacturing and logistics functions, our net sales and financial condition will be adversely affected.

Furthermore, the operations of our suppliers could be subject to natural disasters and other business disruptions, that could cause shortages and price increases in various essential materials, which are required to manufacture our products or to manufacture commercial memory die such as PSRAMs for incorporation into our multi-chip products (MCPs). If we are unable to procure an adequate supply of materials that are required for us to manufacture our products, or if the operations of our other suppliers of such materials are affected by an event that causes a significant business disruption, we may have to reduce our manufacturing operations. Such a reduction could have a material adverse effect on us.

We may not satisfy the covenants, financial tests and ratios in our debt instruments, which if not met, would have a material adverse effect on us.

Our credit agreement, or Senior Secured Term Loan (Term Loan) , our loan and security agreement, or Revolving Credit Facility, and the indenture governing our 7.875 % Senior Notes due 2017, or the Notes, require us to comply with covenants, financial tests and ratios. We cannot assure you that we will be able to satisfy or comply with these covenants, financial tests and ratios, as our ability to do so may be affected by events beyond our control. If we fail to satisfy or comply with such covenants, financial tests and ratios, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers or amendments if required to avoid a default. A breach of any of the provisions, covenants, financial tests or ratios under our debt instruments could prevent us from borrowing under our Revolving Credit Facility and result in an event of default under the applicable agreement, which in turn could trigger cross-defaults under other debt instruments, any of which would materially adversely affect us.

Our reliance on third-party manufacturers entails risks that could materially adversely affect us.

We currently have, and plan in the future to enter into, foundry, subcontractor and other arrangements with third parties to meet demand for our products. Third-party manufacturers we currently use or expect to use in the future for foundry and other manufacturing services include Texas Instruments, or TI, Fujitsu Semiconductors Limited, or FSL, Elpida Memory, Inc., or Elpida, and Semiconductor Manufacturing International Corporation, or SMIC. We also use independent contractors to perform some of the assembly, testing and packaging of our products, including ChipMOS Technologies Limited. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs. Third-party manufacturers are generally under no obligation to provide us with any specified minimum quantity of product. We also depend on these manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. In addition, we rely on these manufacturers to invest capital into their facilities and process technologies to meet our needs for new products using advanced process technologies. Given our emergence in May 2010 from our Chapter 11 bankruptcy proceedings (the Chapter 11

Cases) and the volatility and disruption in the capital and credit markets worldwide, we cannot assure you that they will make the investments in their facilities previously contemplated. We also cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and that we will be able to attain qualification from our customers, which may be required prior to production of products at a third party facility. In addition, any significant change in the payment terms we have with these manufacturers could adversely affect us.

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

The Flash memory industry is characterized by rapid technological changes. For example, new manufacturing process technologies using smaller feature sizes and offering better performance characteristics are generally introduced every one to two years. The introduction of new manufacturing process technologies allows us to increase the functionality of our products while at the same time optimizing performance parameters and increasing storage capacity. In addition, the reduction of feature sizes enables us to produce smaller chips offering the same functionality and thereby considerably reducing the cost per bit. In order to remain competitive, it is essential that we secure the capabilities to develop and qualify new manufacturing process technologies. For example, our leading Flash memory products must be manufactured at 65-nanometer and more advanced process technologies. If we are delayed in transitioning to these technologies and other future technologies, we could be materially adversely affected.

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

Our business is capital intensive and our ability to generate operating cash flows depends in large part on the maintenance of a low cost strategy. As part of our strategy going forward, we intend to continue our cost reduction efforts which have included restructuring and technology partnerships. For example, in the fourth quarter of fiscal 2011 and as part of a company-wide cost reduction program, we initiated a restructuring plan to align the business with current market conditions and to reduce operating expenses. The plan encompassed the consolidation of two test and assembly manufacturing operations in Asia and will result in the closure of our Kuala Lumpur, Malaysia facility, which we expect to be completed by the end of the first quarter of fiscal 2012. This and other cost reduction activities may require initial cash outlays before the anticipated benefits are realized. We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected. Furthermore, in certain instances our cost reductions may make it more difficult for us to succeed in the extremely competitive Flash memory market.

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

We also rely on purchasing commercial memory die such as PSRAM from third-party suppliers to incorporate these die into multi-chip package products. The availability of these third-party purchased commercial die is subject to market availability, and the process technology roadmaps and manufacturing capacities of our vendors. In addition, some of our suppliers may also be our competitors. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure these materials, or if the materials we receive from our suppliers do not meet our production requirements or product specifications, we may have to reduce our manufacturing operations or our manufacturing yields may be adversely affected. Such a reduction and yield issues have in the past and could in the future have a material adverse effect on us.

We cannot be certain that we will have sufficient resources to invest in the level of research and development required to remain competitive or that our substantial research and development investments will lead to timely improvements in technology needed to successfully develop, introduce and commercialize new products and technologies.

The Flash memory industry is highly competitive and subject to rapid technological change. In order to compete, we are required to make substantial investments in research and development for product design, process technologies and production techniques in an effort to design and manufacture advanced Flash memory products. For example, in connection with our business strategy, our research and development expenses for fiscal 2010 and 2011 were $100.5 million and $106.6 million or approximately 9 percent and 10 percent of our total net sales, respectively. We cannot assure you that we will have sufficient resources independently or through joint development agreements to maintain the level of investment in research and development that is required for us to remain competitive, which could materially adversely affect us.

Our strategy is to increasingly seek to share research and development costs with third parties. For example, in 2009, we entered into a joint development agreement with Elpida for the development of products based on NAND architecture. However we cannot assure you that we will be able to negotiate such arrangements for more of our research and development needs, or that such arrangements will result in commercially successful technology and products in a timely manner or at all. We will be dependent on the third parties in such agreements to continue to invest financial and skilled human resources, and we cannot assure you that such third parties will make the necessary investments, the absence of which would materially adversely affect our business.

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

Our competitors are working on a number of potentially competitive technologies, including ferroelectric random access memory, or FRAM, magneto resistive random access memory, or MRAM, polymer, charge trapping and phase-change based memory, or PCM, technologies. These technologies provide alternative means of non-volatile storage of information. Today, where products exist using these new technologies, they exhibit different characteristics than existing NOR Flash memory products based on MirrorBit or floating gate technology. These differences, including higher cost structure, inability to support higher densities, different performance and operating behavior, currently exclude such products from addressing volume markets for NOR Flash memory. For such products to be commercially viable and attractive alternatives to today’s NOR Flash memory solutions, they must either match the capabilities and characteristics at lower cost or provide additional capabilities desired and valued by customers. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate NOR Flash memory, these other products could pose a competitive threat to existing Flash memory companies, including us. In addition, some of the licensees and customers of Saifun Semiconductors Ltd., or Saifun, which we purchased in 2008 and renamed Spansion Israel Ltd., are our competitors or work with our competitors and possess licenses from Spansion Israel Ltd. for intellectual property associated with charge trapping Flash memory technology. Use of this charge trapping intellectual property or use of independently developed charge trapping Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory products that may compete with our products based on charge trapping technology. If we are unable to compete with these new technologies, we may be materially adversely affected.

Our working capital, investments and capital requirements may require us to seek additional financing, which may not be available to us.

Our debt instruments may not be sufficient for our future working capital, investments and capital requirements. We also may not be able to access additional financing resources due to a variety of reasons, including the restrictive covenants in the Term Loan, the Revolving Credit Facility and the Notes indenture and the lack of available capital due to the tight nature of global credit markets. If our financing requirements are not met and we are unable to access additional financing, our business, operations, financial condition and cash flows will be materially adversely affected.

If we cannot adequately protect our technology or other intellectual property in the United States and abroad, through patents, copyrights, trade secrets, trademarks, litigation and other measures, we may lose a competitive advantage and incur significant expenses as a result of litigation and other claims.

We rely on a combination of protections provided by contracts, including confidentiality and non-disclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from third-party infringement or from misappropriation in the United States and abroad. Any patent owned or licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted under these patents or licenses may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other intellectual property rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. Foreign laws may provide less intellectual property protection than is afforded in the United States. Our efforts to protect our intellectual property in the United States and abroad through lawsuits may be time-consuming and costly.

We expect to attempt to negotiate agreements and arrangements with third parties for the license of intellectual property and technology that are important to our business. We also expect to continue to apply for new patents as our success in negotiating patent cross-license agreements with other industry participants will depend in large part upon the strength of our patent portfolio relative to that of the third party with which we are negotiating. In 2011, we successfully settled our litigation with Samsung and negotiated a cross-license agreement with Samsung, but we can give no assurances that we will be successful in other litigation or negotiations. If we are unable to negotiate agreements or arrangements for intellectual property, or to obtain patents, necessary for the success of our business, we may be materially adversely affected.

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

If our security measures are breached and unauthorized access is obtained to our information technology systems, we may lose proprietary data.

Our security measures may be breached as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, and result in unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets, confidential customer, supplier or employee data, which could result in legal liability, harm to our reputation and otherwise harm our business.

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

For example, the SEC has released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. Under the proposed roadmap, we may be required to prepare financial statements in accordance with IFRS. The SEC announced it will not make a determination until 2012 regarding the mandatory adoption of these new standards. It is unclear at this time how the Commission will propose GAAP and IFRS be harmonized if the proposed changes are adopted. If adopted, we will need to develop new systems and controls around IFRS principles. Since this would be a new endeavor, the specific costs associated with this conversion are uncertain and could have a material impact on our results of operations.

Transfers or issuances of our equity, or a debt restructuring, may impair or reduce our ability to utilize our net operating loss carry-forwards and certain other tax attributes in the future.

Pursuant to U.S. tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (NOLs) carried forward from prior years. We have NOL carry forwards in the United States of approximately $1.0 billion as of December 25, 2011. Our ability to utilize these NOL carry forwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended.

Our success depends on our key personnel and the loss of key personnel could disrupt our business.

Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel. In addition, our success will depend on our ability to recruit and retain additional highly-skilled personnel. The Chapter 11 Cases have made recruiting, hiring and retention even a greater challenge. We have relied on equity awards in the form of stock options and restricted stock units as one means for recruiting and retaining highly skilled talent and the reduction in our stock price has reduced the effectiveness of those awards used for retaining employees. The loss of key personnel could disrupt or adversely affect our business.

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

Our principal engineering, manufacturing and administrative facilities as of December 25, 2011, comprise approximately 2.8 million square feet and are located in the United States, Europe, Middle East and Asia. Over 2.6 million square feet of this space is in buildings we own in Sunnyvale, California; Austin, Texas; Kuala Lumpur, Malaysia; Penang, Malaysia; and Bangkok, Thailand. In October 2011, we announced the closing of the facility in Kuala Lumpur and consolidation of its operations with our facility in Bangkok, which we expect to complete in the first quarter of fiscal 2012. The remainder of our engineering, manufacturing and administrative facilities are leased. We lease approximately 156,000 square feet of office and warehouse space in Europe and Asia. Our Fab 25 facility in Austin, Texas and our facility in Sunnyvale, California are encumbered by liens securing our Senior Secured Term Loan and Revolving Credit Facility. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

Our facility leases have terms of generally one to five years. We currently do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy or replacing them with equivalent facilities.

ITEM 3.	LEGAL PROCEEDINGS

We are a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

In addition to ordinary routine litigation incidental to the business, we are party to the following material legal proceeding. The outcome of any litigation is uncertain, and, should the proceedings where we are a defendant be successful, we may be subject to significant damages awards which could have a material adverse effect on our financial condition or cash flows.

Fast Memory Erase LLC v. Spansion Inc., et al.

On June 9, 2008, Fast Memory Erase LLC filed a complaint in the U.S. District Court for the Northern District of Texas alleging patent infringement against Spansion Inc., Spansion LLC, Intel Corp., Numonyx B.V., Numonyx, Inc., Nokia Corp., Nokia Inc., Sony Ericsson Mobile Communications AB, Sony Ericsson Mobile Communications (USA), Inc., and Motorola, Inc. The case is styled, Fast Memory Erase, LLC v. Spansion Inc.,

Spansion LLC, et al., Case No. 3:08-CV-00977-M (N.D. Tex.). Fast Memory Erase’s complaint alleges that Spansion’s NOR Flash memory products using floating gate technology infringe one or more claims of U.S. Patent No. 6,236,608 (the ‘608 patent). Fast Memory Erase has also asserted U.S. Patent No. 6,303,959 (the ‘959 patent) in its complaint against the products of other defendants, namely Intel and Numonyx, but it has not asserted the ‘959 patent against any Spansion products. On December 22, 2008, Fast Memory Erase filed an amended complaint. In its amended complaint, Fast Memory Erase added Apple, Inc. as a defendant. Spansion has answered Fast Memory Erase’s complaint and amended complaint. Spansion’s answers assert that Spansion does not infringe the ‘608 patent and that the ‘608 patent is invalid. In its answers, Spansion also asserts counterclaims against Fast Memory Erase for declaratory judgments of non-infringement and invalidity. The case was stayed against Spansion as a result of the Chapter 11 Cases until May 18, 2009. The U.S. Bankruptcy Court preliminarily lifted the stay and set June 23, 2009 as the date for a final determination on the stay. The parties subsequently agreed to lift the stay so that the U.S. District Court could proceed with a Markman hearing to determine the meaning of certain claims, which was held on September 16, 2009. No ruling has yet been issued as a result of the Markman hearing.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Pursuant to the Plan of Reorganization in the Chapter 11 Cases, all outstanding shares of our Class A common stock outstanding prior to the Emergence Date were cancelled effective May 10, 2010. Our new Class A common stock issued in accordance with the Plan of Reorganization was initially listed on the New York Stock Exchange Amex LLC, or NYSE Amex, from May 18, 2010 to June 23, 2010. On June 23, 2010, the Class A common stock was transferred from the NYSE Amex to The New York Stock Exchange, or NYSE, under the symbol “CODE.” The following table sets forth the high and low per share sales prices for our new Class A common stock, as reported by the NYSE Amex and the NYSE, as applicable.

	High	Low
Fiscal Year Ended December 25, 2011
Fourth Quarter	$14.46	$7.21
Third Quarter	$20.42	$12.52
Second Quarter	$21.02	$17.14
First Quarter	$21.60	$17.75

	High	Low
Fiscal Year Ended December 26, 2010
Fourth Quarter	$20.95	$14.09
Third Quarter	$17.96	$13.73
Second Quarter (from May 10, 2010)	$20.00	$10.51

As of February 21, 2012, there were 691 holders of record of our Class A common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing sale price of our New Common Stock on February 21, 2012 was $13.11 per share.

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

The following graph shows a comparison from May 10, 2010 (the Emergence Date), including from May 18, 2010, (the date our Class A common stock commenced trading), through December 25, 2011 of the cumulative total return for our Class A common stock (CODE), the NYSE Composite Index and the S&P Semiconductors Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NYSE Composite Index and the S&P Semiconductors Index assume reinvestment of dividends

COMPARISON OF 19 MONTH CUMULATIVE TOTAL RETURN*

Among Spansion, Inc., the NYSE Composite Index,

and the S&P Semiconductors Index

*	$100 invested on 5/18/2010 in Spansion Inc. Class A common stock (CODE) or in NYSE Composite index or S&P Semiconductors index, including reinvestment of dividends. The graph shows the cumulative total returns from 5/10/2010 (May 10, 2010) to 12/25/2011 (December 25, 2011).

Fiscal year ending December 25, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Fiscal years in the table below included 52 weeks each.

		Year Ended December 26, 2010
	Successor(1)	Successor(1)	Predecessor(1)	Predecessor
	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009	Year Ended December 28, 2008	Year Ended December 30, 2007
			(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,069,883	$759,886	$324,914	$1,061,487	$1,630,573	$1,627,253
Net sales to related party	—	4,801	78,705	349,166	651,230	873,560

Total net sales	1,069,883	764,687	403,619	1,410,653	2,281,803	2,500,813
Cost of sales	847,797	647,381	274,817	1,103,757	2,193,345	2,065,143

Gross profit	222,086	117,306	128,802	306,896	88,458	435,670
Other expenses:
Research and development	106,644	65,414	35,068	136,449	431,808	436,785
Sales, general and administrative	108,461	122,478	68,105	216,298	253,878	239,317
In-process research and development	—	—	—	—	10,800	—
Restructuring charges(7)	12,295	—	(2,772)	46,852	11,161	—
Asset impairment charges(2)	—	—	—	12,538	1,652,622	—

Operating income (loss) before reorganization items	(5,314)	(70,586)	28,401	(105,241)	(2,271,811)	(240,432)
Interest and other income, net	3,954	175	(2,904)	4,038	5,200	32,595
Interest expense(3)	(33,151)	(24,180)	(30,573)	(50,976)	(105,536)	(87,460)
Gain on deconsolidation of subsidiary(4)	—	—	—	30,100	—	—

Loss before reorganization items and income taxes	(34,511)	(94,591)	(5,076)	(122,079)	(2,372,147)	(295,297)
Reorganization items	—	—	370,340	(391,383)	—	—

Income (loss) before income taxes	(34,511)	(94,591)	365,264	(513,462)	(2,372,147)	(295,297)
(Provision) benefit for income taxes(5)	(21,037)	(2,101)	(1,640)	(597)	(62,865)	25,144

Net income (loss)	(55,548)	(96,692)	363,624	(514,059)	(2,435,012)	(270,153)

Less: Net income (loss) attributable to noncontrolling interest	338	—	—	—	—	—
Net income (loss) per common share	$(55,886)	$(96,692)	$363,624	$(514,059)	$(2,435,012)	$(270,153)

Basic	$(0.91)	$(1.60)	$2.24	$(3.18)	$(15.69)	$(2.00)
Diluted(6)	$(0.91)	$(1.60)	$2.24	$(3.18)	$(15.69)	$(2.00)
Shares used in per share calculation:
Basic	61,338	60,479	162,439	161,847	155,162	134,924
Diluted(6)	61,338	60,479	162,610	161,847	155,162	134,924

	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$262,705	$354,273	$425,238	$116,387	$415,742
Working capital (deficit)	395,565	439,970	553,023	(1,183,337)	592,518
Total assets	1,191,145	1,399,305	1,437,977	1,773,872	3,813,863
Long-term debt and capital lease obligations, including current portion, short term note, and notes payable to banks under revolving loans	449,399	454,509	64,150	1,442,782	1,294,189
Liabilities subject to compromise		—	987,127	—	—
Total stockholders’ equity (deficit)	522,541	624,285	(857,693)	(450,647)	1,737,810

(1)	Please refer to Item 8. “Financial Statements and Supplementary Data — Note 2. Emergence from Chapter 11,” for an explanation of the basis of ‘Successor’ and ‘Predecessor’ presentations.

(2)	The asset impairment charge for fiscal 2009 includes pre-tax impairment on an equity investment and loan to an investee. The asset impairment charge for fiscal 2008 includes pre-tax impairment related to long-lived assets held for use of $1.6 billion, and impairment related to goodwill and intangible assets of $20.8 million and $53.5 million, respectively.
(3)	Contractual interest expense for the year ended December 27, 2009 was approximately $89.4 million.
(4)	The gain on deconsolidation of subsidiary represents the difference between the carrying value of our investment in and receivables from Spansion Japan immediately before deconsolidation and the estimated fair value of our retained non-controlling interest in Spansion Japan, which was zero then and as of December 27, 2009.
(5)	The provision for income taxes in fiscal 2009 includes a decrease of $457.9 million in valuation allowances against deferred tax assets in our Japanese subsidiary resulting from the deconsolidation of our Japanese subsidiary in March 2009. However, the decrease in the amount of deferred tax assets had no impact on the provision for income taxes since the deferred tax assets had a full valuation allowance. The provision for income taxes in fiscal 2008 includes an increase of $462.6 million in valuation allowances against deferred tax assets in foreign jurisdictions. This increase occurred because we did not believe it was more likely than not that these deferred tax assets would be realized in these jurisdictions. The increase in valuation allowance resulted in a $64.5 million income tax expense associated with deferred tax assets of Spansion Japan.
(6)	Diluted net loss per share is computed using the weighted-average number of common shares and excludes potential common shares, as their effect is anti-dilutive.
(7)	Restructuring charges of $12.3 million primarily relates to employee severance pay and benefits were recorded during the fourth quarter of fiscal 2011 due to the reduction of headcount in several locations and a consolidation of the two assembly, test, mark and pack facilities resulting in the closure of the facility located in Kuala Lumpur.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of December 25, 2011 and December 26, 2010 and for the fiscal years ended December 25, 2011, December 26, 2010, and December 27, 2009, which are elsewhere in this Annual Report on Form10-K.

Executive Summary

We are a leading designer, manufacturer and developer of Flash memory semiconductors. We are focused on a portion of the Flash memory market that relates to high-performance and high-reliability Flash memory solutions for microprocessors, controllers and other programmable semiconductors that run applications in a broad range of electronic systems. These electronic systems include automotive and industrial, computing and communications, consumer and gaming. In addition to Flash memory products, we assist our customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

The Flash memory market consists of two major architectures: NOR and NAND Flash memory. NOR Flash memory is preferred for reliable code execution and performance-oriented storage in consumer electronics, automobiles, communications, gaming and industrial applications. NAND Flash memory is preferred for data storage in solid-state memory applications, such as USB removable storage devices and data cards. NAND Flash memory is also used in high-end phones, MP3 players, tablets, solid-state drives (SSDs) and other embedded applications. Overall, customers seeking fast read performance and superior reliability traditionally choose NOR Flash memory, while those seeking ultra-high density and fast write speeds choose NAND Flash memory.

Prior to 2009, one-half or more of our revenues typically came from cell phone manufacturers, or the “wireless” portion of the integrated Flash memory market. Over the last decade, the dynamics of that market changed as a result of increasing feature sets that drove an increased need for data storage that favored an implementation of NAND over NOR memory architectures, and a consolidation of cell phone manufacturers. At the same time, NOR Flash memory customers demanded increasing investment in engineering and leading edge wafer manufacturing capability, as well as ever faster decreases in the prices for products. These changes adversely impacted our operational performance and financial results.

On March 1, 2009, Spansion Inc., Spansion LLC, Spansion Technology LLC, Spansion International, Inc., and Cerium Laboratories LLC (collectively, the Debtors) each filed a voluntary petition for relief under the Chapter 11 Cases. On May 10, 2010 (the Emergence Date), the Debtors emerged from the Chapter 11 Cases, following the confirmation of the Plan of Reorganization.

Shortly after entering the Chapter 11 Cases, we began exiting a large portion of the wireless market and focusing on the embedded market. While this significantly reduced our revenue, it allowed us to reduce our engineering expenses without impairing our ability to compete in other areas of the Flash memory market. Our exit from a large portion of the wireless market, related reductions in research and development spending and capital expenditures, combined with other cost reductions including disposal of manufacturing facilities, enabled us to stabilize operational performance and financial results .

Beginning in the third quarter of 2011, our revenues were adversely impacted by a further significant decline in our wireless sales due to a rapid product transition by wireless OEMs to mid- and low-density serial NOR products that we do not offer. At the same time, macro economic factors surrounding consumer confidence and spending negatively affected our consumer business, primarily in China. In response to these challenges, commencing the fourth quarter of fiscal 2011, we initiated a restructuring plan to align the business with current market conditions and to reduce operating expenses. The plan encompassed the consolidation of two test and assembly manufacturing operations in Asia and will result in the closure of our Kuala Lumpur, Malaysia facility, which we expect to be completed by the end of the first quarter of fiscal 2012. In fiscal 2011 we recognized $12.3 million of restructuring expenses largely relating to severance payments to employees, $10.4 million relating to impairment of wireless assets and additional inventory reserves of $33.4 million due to significantly lower anticipated demand for wireless products. We anticipate additional charges of $8.0 million to $16.0 million in fiscal 2012, relating to the restructuring activities. Once completed, we anticipate that we will realize savings in manufacturing expenses of approximately $30.0 million annually.

Critical Accounting Estimates

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

We sell directly to distributors under terms that provide for rights of return, stock rotation and price protection guarantees. Since we are unable to reliably estimate the returns under the stock rotation rights to our distributors, we defer the recognition of revenue and related product costs on these sales as deferred income until the product is resold by our distributors. We also sell some of our products to certain distributors under sales arrangements that do not allow for rights of return or price protection on unsold products. We recognize revenue on these sales when the earnings process is complete, as evidenced by an agreement with the distributor, transfer of title, fixed or determinable pricing and when collectability is reasonably assured.

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

Price protection adjustments are provided to distributors solely for those products that: (i) are shipped by us to the distributor during the period preceding the price reduction announcement by us; (ii) are part of the distributor’s inventory at the time of the announcement; and (iii) are located at geographic territories previously authorized by us.

In addition, if in our sole judgment a distributor demonstrates that it needs a price lower than the current published price list in order to secure an order from the distributor’s customers, we may, but we have no obligation to, grant the distributor a credit to our current published price. The distributor must submit the request for a reduction in price prior to the sale of products to its customer. If the request is approved and the sale occurs, the distributor must make a claim with the proof of resale to end customers for a credit within a specified time period.

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of December 25, 2011 and December 26, 2010 are as follows:

	December 25, 2011	December 26, 2010
	(in thousands)
Deferred revenue	$40,361	$61,855
Less: deferred costs of sales	(22,559)	(40,562)

Deferred income on shipments (1)	$17,802	$21,293

(1)	The deferred income of $18.2 and $22.2 million on the consolidated balance sheet as of December 25, 2011 and December 26, 2010 included $0.4 million and $0.9 million of deferred revenue related to our licensing revenue that was excluded in the table above, respectively.

Our distributors provide us with periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We reconcile distributors’ reported inventories to their activities.

Commencing in the third quarter of fiscal 2011, we licensed our portfolio of patented inventions to another semiconductor company, which uses these inventions in the development and manufacture of their own products. Such licensing agreement may cover the license of part, or all, of our patent portfolio. The contractual terms of the agreement generally provide for payments over an extended period of time. For such licensing agreement with fixed royalty payments, we recognize revenue from these arrangements as amounts become due.

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

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. We write off inventories that we consider obsolete and adjust remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. If we anticipate future demand or market conditions to be less favorable than our previous projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the write-down is made. This would have a negative impact on our gross margin in that period. A continued weak economy could lead to additional write-downs of inventory. If in any period we are able to sell inventories that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

Stock-Based Compensation Expense

We estimated the fair value of our stock-based awards to employees using the Black-Scholes option pricing model, which requires the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. Stock-based compensation expense recognized during a period is based on the higher of the grant-date fair value of the portion of share-based payment awards that is ultimately expected to vest, or actually vest, during the period. Compensation expense for all stock-based payment awards was recognized using the straight-line attribution method reduced for estimated forfeitures.

We estimate volatility based on our recent historical volatility and the volatilities of our competitors who are in the same industry sector with similar characteristics (guideline companies) because of the lack of historical realized volatility data on our business. We have used the simplified calculation of expected life since our emergence from the Chapter 11 Cases and continue to use this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options since our initial public offering. If we determined that another method used to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for stock-based awards could change significantly. Higher volatility and longer expected lives result in an increase to stock-based compensation determined at the date of grant.

In addition, we are required to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. ASC 718 Compensation-Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive our best estimate of awards ultimately expected to vest. We estimated forfeitures based on historical experience related to our own stock-based awards granted subsequent to emergence from the Chapter 11 Cases in May 2010, adjusted to exclude recent restructuring activity.

We estimate these estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. Unless recovery of these deferred tax assets is considered more likely than not, we must increase our provision for taxes by recording a charge to income tax expense, in the form of a valuation allowance against those deferred tax assets for which we do not believe it is more likely than not they will be realized. We consider past performance, future expected taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

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

Intangible Assets and Goodwill

In accordance with ASC 350 Intangibles, Goodwill and Other, we review goodwill for impairment at least annually in the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have determined that the annual goodwill impairment test be performed as of November 30, 2011.

ASC 350 requires us to perform a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. We have concluded that impairment should be evaluated at the single entity-wide level (i.e., consolidated Spansion). We determine the fair value of our single reporting unit using a combination of the income approach, which utilizes a discounted cash flow (DCF) methodology and our market capitalization adjusted for a control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a 10-trading day period before and a 10-trading day period after each assessment date. We use this 20-trading day duration to consider inherent market fluctuations that may affect any individual closing price. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. As such, in determining fair value, we add a control premium which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to our company to our market capitalization.

The material assumptions used in performing the valuation for the income approach were the forecasted revenue growth for the reporting unit, the discount rate and the control premium. The Company considered historical revenue growth rates and current market conditions when determining the revenue growth rates used in its analysis. The discount rate applied to the estimated future cash flows is based on the weighted average cost of capital (WACC) for the entire entity. The WACC takes into account both the pre-tax cost of debt and cost of equity. This resulted in a discount rate for the November 30, 2011 goodwill impairment test of 11.8%. To determine control premium, the Company evaluated its historical stock price volatility, historical purchase premiums for similar industries and historical purchase premiums for comparable companies. The control premium was determined to be 30%.

On November 30, 2011, we performed Step1 of the goodwill impairment as required ASC 350. As a result of the test, enterprise fair value was determined to be 18% in excess of the carrying value. Accordingly, no goodwill impairment was recorded for fiscal 2011.

Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations. A change in these underlying assumptions would cause a change in the results of the test, which could cause the fair value of our one reporting unit to be more or less than the respective carrying amount. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations. Impairment charges may occur in the future if further market deterioration occurs resulting in a revised analysis of fair value.

We recorded in-process research and development of approximately $43.0 million in the second quarter of fiscal 2010 in connection with fresh start accounting. Intangible assets include projects that have not reached technological feasibility and have no alternative future use at the time of the valuation. These projects related to the development of process technologies to manufacture flash memory products based on 65 nanometer process technology and primarily includes certain new products from the GL and FL product families. As of December 25, 2011, 74 percent of these projects had reached technological feasibility and we transferred these to developed technology and began amortization of these balances. We expect the remaining projects to attain technological feasibility and commence commercial production during the first half of fiscal 2012.

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

Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets

We consider quarterly whether indicators of impairment of long-lived assets and intangible assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset, significant changes in the extent or manner in which an asset is used or an adverse change in our overall business climate. If these or other indicators are present, we test for recoverability of the asset group. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. That assessment shall be based on the carrying amount of the asset group at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. The Company’s manufacturing processes are vertical in nature and it has multiple manufacturing and test facilities. As a result, the cash flows of the Company’s assets and liabilities below the entity level are not largely independent of one another and the Company concluded impairment should be evaluated at the single entity-wide asset group (i.e., consolidated Spansion) level. If we determine that the asset group is not recoverable, we will recognize an impairment loss based on the excess of the carrying amount of the assets over its respective fair value. Fair value is determined by discounted future cash flows, appraisals or other methods. Significant judgment is involved in estimating future cash flows and deriving the discount rate to apply to the estimated future cash flows and in evaluating the results of appraisals or other valuation methods.

Estimates Relating to Litigation Reserve

Upon emergence and as part of fresh start accounting, we adopted our litigation reserve policy whereby we record our estimates of litigation expenses to defend ourselves over the course of a reasonable period of time, currently estimated at twelve months in accordance with the provisions of ASC 450 Contingencies. Considerable judgment is necessary to estimate these costs and an accrual is made when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Results of Operations

Upon emergence from the Chapter 11 Cases on May 10, 2010 (the Emergence Date), we adopted fresh start accounting in accordance with ASC 852. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements on or after May 10, 2010 are not comparable with the consolidated financial statements prior to that date. References in these financial statements to the “Successor” refer to Spansion and its consolidated subsidiaries after May 10, 2010 and references to “Predecessor” refer to Spansion and its consolidated subsidiaries up to May 10, 2010. Due to fresh start accounting, it is not appropriate to combine the Predecessor and Successor periods for fiscal 2010 for purposes of comparison with other periods. As a result, we have prepared pro forma statements in accordance with Article 11 of Regulation S-X for the twelve months ended December 25, 2010, which reflect the impact of only the transactions that have had significant impact on comparability. These pro forma statements were used to provide a comparison the fiscal years ended December 25, 2011 and December 27, 2009.

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated financial information for the twelve months ended December 26, 2010 gives effect to (i) the Plan of Reorganization and emergence from the Chapter 11 Cases and the application of fresh start accounting on May 10, 2010 and (ii) the issuance of our 7.875 % Senior Notes due 2017 (the Notes). The information has been derived by the application of pro forma adjustments to the condensed consolidated financial statements.

The unaudited pro forma condensed consolidated statement of operations has been adjusted to give effect to pro forma events that are (i) directly attributable to the transactions described below, (ii) are factually supportable and (iii) are expected to have a continuing impact on us. The following unaudited pro forma consolidated statement of operations for the fiscal year ended December 26, 2010 is presented on a basis to reflect the adjustments as if each of the transactions described below had occurred on December 28, 2009, the first day of the fiscal year ended December 26, 2010. A pro forma balance sheet has not been presented as the transactions described below are reflected in the historical balance sheet as of December 26, 2010.

We believe that the presentation of the unaudited pro forma condensed consolidated financial information makes it easier for investors to compare current and historical periods’ operating results and that it assists investors in comparing our performance across reporting periods on a consistent basis by making the adjustments as described in more detail below. However, the unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been reported had the Plan of Reorganization and emergence from the Chapter 11 Cases and the application of fresh start accounting and the issuance of the Notes in fact occurred on the first day of the respective period presented for the unaudited pro forma consolidated statement of operations, or indicative of our future results. In addition, our historical consolidated financial statements will not be comparable to our financial statements following emergence from the Chapter 11 Cases due to the effects of the consummation of the Plan of Reorganization as well as adjustments for fresh start accounting. See “Adjustments Relating to Fresh Start Accounting” below for further information.

Adjustments Relating to Fresh Start Accounting

The “Fresh Start” column of the unaudited pro forma condensed consolidated statement of operations gives effect to adjustments relating to fresh start accounting pursuant to ASC 852. In accordance with ASC 852, if the reorganization value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity, the entity shall adopt fresh start accounting upon its emergence from Chapter 11. The loss of control contemplated by a reorganization plan must be substantive and not temporary. That is, the new controlling interest must not revert to the stockholders existing immediately before the plan was filed or confirmed. We concluded that we met the criteria under ASC 852 to adopt fresh start accounting upon emergence from the Chapter 11 Cases on May 10, 2010.

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

For additional information regarding adjustments relating to fresh start accounting, see Notes 1 through 6 of the unaudited pro forma condensed consolidated financial information.

Adjustments Relating to the Financing

The “Financing” column in the unaudited pro forma condensed consolidated statement of operations gives effect to the repayment of $195.6 million of the original $450.0 million amount borrowed under the Term Loan using the proceeds from the Notes. The effect of this pro forma adjustment will be lower interest expense as a result of the settlement of the Senior Secured Floating Rate Notes (the FRNs) and lower finance charges due to the elimination of the write-off of debt financing costs upon emergence from the Chapter 11 Cases.

For additional information regarding adjustments relating to this financing, see Note 4 to the unaudited pro forma condensed consolidated financial information.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

for the Twelve Months Ended December 26, 2010

(in thousands)

	Historical		Adjustments		Pro Forma
	Period from December 28, 2009 to May 10, 2010	Period from May 11, 2010 to December 26, 2010	Fresh Start	Financing	Period from December 28, 2009 to December 26, 2010
Net sales (1)	$324,914	$759,886	—	—	$1,084,800
Net sales to related parties	78,705	4,801	—	—	83,506

Total net sales	403,619	764,687	—	—	1,168,306

Cost of sales (1), (2), (3)	274,817	647,381	42,824	—	965,022
Research and development (3)	35,068	65,414	384	—	100,866
Sales, general and administrative (3)	68,105	122,478	446	—	191,029
Restructuring credits	(2,772)	—	—	—	(2,772)

Operating income (loss) before reorganization items	28,401	(70,586)	(43,654)	—	(85,839)
Other income (expense):
Interest and other income (expense), net	(2,904)	175	1,988	—	(741)
Interest expense (4)	(30,573)	(24,180)	11,144	5,165	(38,444)

Loss before reorganization items and income taxes	(5,076)	(94,591)	(30,522)	5,165	(125,024)
Reorganization items	370,340	—	—	—	370,340

Income (loss) before income taxes	365,264	(94,591)	(30,522)	5,165	245,316
Provision for income taxes (5)	(1,640)	(2,101)	—	—	(3,743)

Net income (loss)	$363,624	$(96,692)	$(30,522)	$5,165	$241,573

Net income (loss) per share (6):
Basic	$2.24	$(1.60)	—	—	$4.02
Diluted	$2.24	$(1.60)	—	—	$3.95
Shares used in per share calculation:
Basic	162,439	60,479	—	—	60,045
Diluted	162,610	60,479	—	—	61,205

(1)	Fresh start accounting requires the elimination of deferred revenue (and its associated deferred cost of sales) when no future performance obligation is required. No adjustments have been made to the unaudited pro forma condensed consolidated statement of operations for the twelve months ended December 26, 2010 to recognize such eliminated deferred revenue and the related cost of sales of $51.7 million and $38.1 million, respectively, as such adjustments are non-recurring in nature.
(2)	Fresh start accounting requires the revaluation of inventory to its fair value on the Emergence Date. Accordingly, the value of inventory was increased by $98.4 million on the Emergence Date. As a result, we recognized additional cost of sales of approximately $90.2 million for the revaluation. No adjustment has been made to reduce such additional cost in the unaudited pro forma condensed consolidated statement of operations for the twelve months ended December 26, 2010 as it is non-recurring in nature.

(3)	Fresh start accounting requires the revaluation of our tangible and intangible assets to fair value, resulting in a higher fair value of our existing tangible fixed assets and the recognition of new intangible, amortizable assets namely developed technology, customer relationships and trade name. The effect of these fair value adjustments was primarily to increase the depreciation and amortization charge relating to these fixed assets and intangible assets in reporting periods subsequent to the Emergence Date, which will primarily increase our costs of goods sold and decrease gross profit margins in future periods. The pro forma adjustment to increase depreciation and amortization expense by $43.7 million reflects the average daily depreciation and amortization rate for the period from May 11, 2010 to December 26, 2010 applied to the period from December 28, 2009 to May 10, 2010.
(4)	On February 9, 2010, we borrowed $450 million pursuant to the Term Loan. The proceeds of the Term Loan, together with cash proceeds from other sources of cash available to us, were used in full to partially discharge the remaining balance of claims relating to the FRNs. See Note 12 of the Consolidated Financial Statements for further details.

On November 9, 2010, we completed an offering of $200 million aggregate principal amount of the Notes, resulting in net proceeds of approximately $195.6 million after related offering expenses. These proceeds were used to pay down amounts outstanding under our Term Loan.

The “Financing” column in the unaudited pro forma condensed consolidated statement of operations gives effect to the repayment of $195.6 million of the original $450 million Term Loan, using the proceeds from the Notes. The effect of this pro forma adjustment will be a lower interest and financing charge as a result of issuing debt with a lower rate of interest and utilizing the proceeds from the Notes to partially pay down existing higher-interest debt. The lower interest expense is reflected in the unaudited pro forma condensed consolidated statement of operations for the twelve months ended December 26, 2010 because it is recurring in nature.

The following assumptions were utilized in computing the pro-forma impact of the Financing adjustment:

(a)	The FRNs were settled as of December 28, 2009 and there was no interest charge relating to the FRNs in the unaudited pro forma condensed consolidated statement of operations for fiscal 2010, a total interest saving of $8.4 million;

(b)	The Term Loan was effective as of December 28, 2009, which was the beginning of pro forma fiscal 2010;

(c)	$195.6 million of the original $450 million Term Loan was paid down from the proceeds of the $200 million Notes effective as of December 28, 2009, which was the beginning of pro forma fiscal 2010. Additionally, a prepayment penalty charge of approximately $2.0 million was incurred in fiscal 2010 due to the early pay down of the Term Loan; and

(d)	The effective interest rates of 6.50% and 7.875% on $250 million of the Term Loan and the $200 million Notes, respectively, were effective throughout the unaudited pro forma condensed consolidated statement of operations for fiscal 2010.

Further, as part of fresh start accounting, we had written off the unamortized debt financing costs for the $450 million Term Loan as the fair value of the debt was deemed to be at face value. The benefit to interest and other income represents the reversal of such debt financing costs that were charged to the consolidated statement of operations from February 9, 2010 to May 10, 2010. This resulted in a net benefit adjustment amounting to $11.1 million.

(5)	We have net operating loss carry forwards and a full valuation allowance on our deferred tax assets. As a result, there is no tax impact on the adjustments identified in the unaudited pro forma condensed consolidated statement of operations for fiscal 2010.
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

The following is a summary and analysis of our net sales, gross margin, operating expenses, interest and other income, net, interest expense and income tax provision for actual fiscal 2011, pro forma fiscal 2010, and historical fiscal 2009.

	Successor		Predecessor
	Year Ended December 25, 2011	Pro forma for the Fiscal Year Ended December 26, 2010	Year Ended December 27, 2009
Net sales	$1,069,883	$1,168,306	$1,410,653
Cost of sales	847,797	965,022	1,103,757
Gross profit	222,086	203,284	306,896
Gross margin	21%	17%	22%
Research and development	106,644	100,866	136,449
Sales, general and administrative	108,461	191,029	216,298
In-process research and development	—	—	—
Restructuring charges	12,295	(2,772)	46,852
Asset impairment charges	—	—	12,538
Operating income (loss)	(5,314)	(85,839)	(105,241)
Gain on deconsolidation of subsidiary		—	30,100
Interest and other income (expense), net	3,954	(741)	4,038
Interest expense	(33,151)	(38,444)	(50,976)
Reorganization items	—	370,340	(391,383)
Provision for income taxes	(21,037)	(3,743)	(597)

Net Sales

Total net sales in fiscal 2011 decreased $98.4 million compared to the pro forma total net sales in fiscal 2010 primarily due to a reduction in wireless and consumer end market sales of $179.5 million. Wireless sales declined as a result of a rapid product transition by wireless customers to mid- and low-density serial NOR products that we do not offer. This decrease was partially offset by $31.3 million of Samsung license revenue recognized in the third and fourth quarters of fiscal 2011 in connection with a patent litigation settlement and $49.9 million attributable to a reduced impact of fresh start accounting-related adjustments relating to deferred revenue lost in fiscal 2010.

Total pro forma net sales in fiscal 2010 decreased $242.3 million compared to total net sales in fiscal 2009. Approximately $273.0 million of the decrease was attributable to our decision to exit a large portion of the wireless market and approximately $51.7 million was attributable to deferred revenue lost as a result of fresh start accounting required for the Successor. The decrease in total pro forma net sales was offset by an approximately $83.0 million increase in sales in the embedded market where we recaptured business lost during the Chapter 11 Cases.

Total net sales for fiscal 2010 in the Successor and Predecessor periods were $764.7 million and $403.6 million, respectively. Aside from the difference in the number of days in the Successor and Predecessor periods, sales in the Successor period were higher due to the recapture of business lost in the embedded market partially offset by approximately $52.0 million of deferred revenue lost due to fresh start accounting.

Gross Margin

In fiscal 2011, our gross margin increased by approximately 4.0 percent or $18.8 million compared to pro forma gross margin for fiscal 2010. This increase was due to $83.0 million of reduced impact of fresh start accounting-related adjustments relating to higher depreciation, inventory write down and amortization of inventory markup, $31.3 million relating to Samsung license revenue recognized in the third quarter and fourth quarters of fiscal 2011 in connection with a patent litigation settlement and $26.5 million from operating efficiencies in factory utilization. The above increase is offset by a decrease of $78.2 million relating to lower product revenues due to the weak demand in the wireless and consumer end markets attributable to macro global issues surrounding consumer confidence and spending, and $43.8 million relating to write down on wireless inventory and impairment of wireless related assets.

Our pro forma gross margin decreased by approximately 5.0 percent (a $103.6 million decrease in gross profit) in fiscal 2010 compared to gross margin in fiscal 2009. The decrease was primarily due to fresh start accounting related adjustments which included amortization of approximately $90.2 million of inventory mark-up, a charge of approximately $107.4 million on higher valuation of fixed assets and a decrease in revenues due to fresh start accounting adjustments that eliminated some of our revenue. The overall decrease was partially offset by lower expenses resulting from operating efficiencies in factory utilization, a product mix shift from wireless to embedded products and better pricing from suppliers during the year.

For fiscal 2010, gross margin in the Successor period, which was impacted by the fresh start accounting adjustments, was 15 percent, while gross margin in the Predecessor period was 32 percent. The fresh start accounting-related adjustments for the Successor included amortization of approximately $90.2 million of inventory mark-up, a charge of approximately $64.6 million on higher valuation of fixed assets and a decrease in revenues due to the elimination of deferred revenue. The overall decrease in the Successor’s gross margin was partially offset by lower expenses resulting from operating efficiencies in factory utilization, a product mix shift from wireless to embedded products and better pricing from suppliers.

Research and development

Our research and development, or R&D, expenses increased by $5.8 million in fiscal 2011 compared to the pro forma R&D expenses in fiscal 2010. The increase in R&D expenses was attributable to approximately $5.7 million of net impairment charges relating to R&D tools and equipment held for sale after closing our Sub-Micron Development Center (SDC) located in Sunnyvale, California, and a $6.6 million increase in labor costs due to higher headcount and employee stock-based compensation expense in fiscal 2011, partially offset by reduced employee compensation and benefit expenses of approximately $6.8 million in fiscal 2011.

Our pro forma R&D expenses decreased by approximately $35.6 million in fiscal 2010 compared to fiscal 2009 R&D expenses. The decrease in pro forma R&D expenses were primarily due to lower operational expenses incurred in fiscal 2010 of approximately $26.8 million as a result of the closure of SDC located at Sunnyvale, California in fiscal 2009; and $7.1 million as a result of the closure of R&D operations in certain of our foreign final manufacturing locations.

For fiscal 2010, R&D expenses for the Successor were $65.4 million, which included, among other items, approximately $36.4 million of labor costs, $5.6 million of expenses relating to outside service providers, $6.3 million of material costs and $17.1 million of building and other allocated operating expenses.

For fiscal 2010, R&D expenses for the Predecessor were $35.1 million which included, among other items, approximately $22.8 million of labor costs, $3.7 million of expenses relating to outside service providers, $1.8 million of material costs and $4.3 million of building and other allocated operating expenses.

Sales, general and administrative

Our sales, general and administrative, or SG&A, expenses in fiscal 2011 decreased by approximately $82.6 million compared to the pro forma SG&A expenses in fiscal 2010. The decrease was primarily due to lower litigation expenses of $72.6 million in fiscal 2011, resulting from $45.9 million of expense in fiscal 2010 primarily due to the increase in the Samsung patent litigation reserve, and elimination of $26.7 million of the reserve balance in the second quarter of fiscal 2011 due to resolution of that dispute. SG&A expenses were also lower due to a reduction of $3.3 million in information technology expenses due to data center migration resulting in lower costs in fiscal 2011, and a reduction in miscellaneous operating expenses of $4.2 million relating to building costs, supplies, repair, employee training and development.

Our pro forma SG&A expenses in fiscal 2010 decreased approximately $25.3 million compared to fiscal 2009. This decrease was principally due to a $12.9 million reduction in expense for doubtful accounts, savings of approximately $16.6 million in labor costs due to lower headcount, and lower information technology (IT) expenses of $12.1 million resulting from planned expenses reduction and the Successor’s allocation of IT expenses from SG&A to R&D and Cost of Goods Sold. There were no IT allocations in the Predecessor. The decrease was partially offset by approximately $12.9 million in compensation expense for our 2010 performance-based compensation plan and an increase of approximately $6.8 million in fiscal 2010 due to the acquisition of Spansion Japan’s sales and distribution organization in May 2010, which is now operated by our subsidiary, Nihon Spansion Limited.

For fiscal 2010, SG&A expenses for the Successor was $122.5 million, which included, among other items, approximately $49.3 million of labor costs, $51.1 million of expenses relating to outside service providers and $14.5 million of building and other allocated operating expenses.

For fiscal 2010, SG&A expenses for the Predecessor was $68.1 million, which included, among other items, approximately $25.9 million of labor costs, $25.1 million of expenses relating to outside service providers and $6.6 million of building and other allocated operating expenses.

In-process research and development (IPR&D)

For fiscal 2011, $31.8 million of the total capitalized IP R&D of $43 million relating to GL NOR Flash memory projects which reached technological feasibility was transferred to developed technology. Amortization of approximately $2.7 million was recorded in fiscal 2011 for this developed technology of $31.8 million. We expect the remaining projects (relating to the development of process technologies to manufacture flash memory products associated with GL and FL product families) to attain technological feasibility and commence commercial production by the first half of fiscal 2012.

We did not have any similar charges for pro forma fiscal 2010 (including the Successor Period and Predecessor Period of such year) and fiscal 2009.

Restructuring charges

Beginning in the fourth quarter of fiscal 2011, we initiated several restructuring plans as part of a companywide cost saving initiative aimed to reduce operating costs in response to the global economic challenges and a rapid change in the China wireless and handset market. The plan encompassed the consolidation of two test and assembly manufacturing operations in Asia and will result in the closure of our Kuala Lumpur, Malaysia facility, which we expect to be completed by the end of the first quarter of fiscal 2012. Accordingly, our restructuring charges for fiscal 2011 increased by $15.1 million compared to the pro forma restructuring credits of $2.8 million in fiscal 2010. The increase in restructuring charges was primarily related to employee severance pay and benefits of $11.7 million recorded in the fourth quarter of fiscal 2011. We also had pro forma restructuring credits in fiscal 2010 (which we did not benefit from in fiscal 2011) of approximately

$5.5 million of gains on sale of fixed assets and $5.2 million of gains sale of our Suzhou plant which were offset by approximately $1.4 million of employee severance charges and approximately $6.5 million of fixed asset relocation, depreciation and disposal charges.

Our pro forma restructuring charges for fiscal 2010 were lower by approximately $49.6 million compared to fiscal 2009 restructuring charges. The decrease in restructuring charges was primarily due to approximately $ 39.4 million less cash-settled restructuring charges on employee severance pay and benefits, professional fees, and relocation of property, plant and equipment in the second quarter of fiscal 2010 as compared to the amounts incurred in fiscal 2009, an approximately $5.5 million gain on the sale of SDC fixed assets, an increase of approximately $0.6 million gain from the sale of our plant in Suzhou, China in fiscal 2010; and an approximately $1.7 million decrease in depreciation and fixed assets write-offs.

For fiscal 2010, there were no restructuring charges in the Successor period. There was a $2.8 million restructuring credit in the Predecessor period which was primarily due to approximately $1.4 million of employee severance charges $6.5 million of fixed asset relocation, depreciation and disposal charges and which was offset by approximately $5.5 million and $5.2 million of gains on sale of fixed assets and sale of our Suzhou plant, respectively.

In fiscal 2009, we implemented various restructuring measures, including workforce reductions of approximately 3,200. The related restructuring charges, primarily comprised of severance costs and other related costs, were $46.9 million for fiscal 2009.

Asset impairment charges

During fiscal 2011, we tested our long-lived assets for recoverability because we believed that the downturn in the wireless market and the decision to close our facility in Kuala Lumpur were indicators of impairment. To test for recoverability, we compared the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group with the carrying value of the asset group. The result was that the sum of the undiscounted cash flows exceeded the carrying amount of the asset group. As a result, no further testing for impairment was required. Prior to performing the asset recovery test discussed above, for the year ended December 25, 2011, we recorded impairment charges of approximately $19.5 million primarily due to the disposal of assets previously held for sale and other tools as well as impairment of certain prepayments to vendors.

During fiscal 2010, neither the Successor nor the Predecessor recorded any asset impairment charges.

During fiscal, 2009, we recorded an impairment charge of approximately $12.5 million primarily due to impairment on our equity investment and loan to an investee.

Gain on deconsolidation of subsidiary

Effective March 3, 2009, we deconsolidated Spansion Japan because, despite our 100 percent ownership interest, we were no longer deemed to control Spansion Japan as a result of the appointment of a trustee in the Spansion Japan Proceeding. The gain recognized upon deconsolidation of Spansion Japan was $30.1 million gain, which represents the difference between the carrying value of our investment in and receivables from Spansion Japan immediately before deconsolidation and the estimated fair value of our retained non-controlling interest in Spansion Japan, which was zero then and as of December 27, 2009. We did not have a similar gain during either fiscal 2011 or pro forma fiscal 2010 (including either the Successor period or the Predecessor period).

Interest and other income, net

Interest and other income, net, increased by approximately $4.7 million in fiscal 2011 compared to the pro forma interest and other income, net in fiscal 2010. The increase was mainly due to $3.0 million impairment charges on certain equity investments in privately held companies recognized in fiscal 2010, compared to no such charge in fiscal 2011 and $1.8 million higher preferential claim payments received during fiscal 2011 compared to fiscal 2010.

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

Interest expense

Our interest expense decreased by $5.3 million in fiscal 2011 compared to the pro forma interest expense in fiscal 2010. Approximately $2.4 million decrease is due to a lower interest rate on the reduced balance of the Term Loan in fiscal 2011, $1.7 million mainly due to renegotiation of license and software contracts and $0.8 million reduction in interest on capital leases as a result of lease buy-outs in fiscal 2011.

Our pro forma interest expense decreased by $12.5 million in fiscal 2010 compared to the fiscal 2009 interest expense. The decrease was mainly due to no accretion of interest on the settlement agreement with Spansion Japan in fiscal 2010 compared to $3.6 million in fiscal 2009, $2.6 million lower accretion of interest on a long term license and other software contract obligations in fiscal 2010, $3.3 million less interest expense on capital leases in fiscal 2010 as a result of lease buy-outs, terminations upon expiration of lease term and lease rejections as a result of reorganization efforts in fiscal 2009, $2.2 million less interest expense as a result of deconsolidation of Spansion Japan effective March 3, 2009, and a $0.9 million reduction in interest on UBS loan due to repayment of the loan in May 2010.

For fiscal 2010, interest expense in the Successor period was $24.2 million, of which $23.5 million was related to interest costs associated with our Term Loan and our Notes. For fiscal 2010, interest expense in the Predecessor period was $30.6 million, of which $28.3 million was related to interest costs associated with our FRNs and our Term Loan.

The average interest rate on our debt portfolio for fiscal 2011 was 6.51 percent. The pro forma average interest rate on our debt portfolio was 7.01 percent in fiscal 2010 compared to 3.44 percent for fiscal 2009.

Reorganization items

There were no reorganization items for fiscal 2011.

Our pro forma reorganization items of $370.3 million for fiscal 2010 primarily consisted of a gain of approximately $434.0 million which resulted from the discharge of pre-petition obligations, and a gain of approximately $22.5 million, which resulted from settlement of rejected capital leases and various license agreements. The overall gain was partially offset by approximately $59.5 million in professional fees, approximately $12.7 million of debt financing costs written-off, approximately $10.8 million in adjustments related to accrued claims and cancellation of old equity incentive plans, and approximately $7.0 million of withholding tax liability related to a foreign subsidiary.

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

Income tax provision

We recorded income tax expense of $21.0 million in fiscal 2011. We recorded income tax expense of $2.1 million for the Successor period and $1.6 million for the Predecessor period in fiscal 2010. We recorded income tax expense of $0.6 million in fiscal 2009.

Income tax expense recorded for the fiscal 2011 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily due to our inability to benefit from U.S. operating losses due to a lack of a history of earnings, and income that was earned and tax effected in foreign jurisdiction with different tax rates. The income tax expense includes a $2.8 million correction for uncertain tax positions of its foreign locations for the Successor period and $5.2 million related to withholding tax on Samsung licensing revenue.

Income tax expense recorded for the Successor period differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily due to our inability to benefit from U.S. operating losses due to lack of a history of earnings and income that was earned and tax effected in foreign jurisdictions with different tax rates.

Income tax expense recorded for the Predecessor period differs from the income tax expense that would be derived by applying a U.S. statutory 35 percent rate to the income before income taxes primarily due to the exclusion of cancellation of debt income as taxable income, our inability to benefit from U.S. operating losses after exclusion of cancellation of debt income due to a lack of history in earnings, and income that was earned and tax effected in foreign jurisdictions with different tax rates.

The income tax expense recorded for fiscal 2009 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily due to our inability to benefit from U.S. operating losses due to lack of a history of earnings and income that was earned and tax effected in foreign jurisdictions with different tax rates.

As of December 25, 2011, we recorded a valuation allowance of approximately $349.5 million against our U.S. deferred tax assets, net of deferred tax liabilities. This valuation allowance offsets all of our net U.S. deferred tax assets. As of December 25, 2011, we also recorded valuation allowances of approximately $2.5 million against various foreign deferred tax assets for which we do not believe it is more likely than not that they will be realized.

During the first quarter of 2011, we identified certain errors totaling $9.2 million related to adjustments at Fresh Start and uncertain income tax positions taken in some of our foreign locations affecting the periods prior to May 10, 2010 (Predecessor periods). We assessed the errors and concluded that such errors were not material, individually or in the aggregate, to those periods and to the expected results for the year ended December 25, 2011. Accordingly, the correction of the adjustments on our Fresh start date and for Predecessor periods were recorded as adjustments to increase liabilities and Goodwill.

Contractual Obligations

The following table summarizes our contractual obligations at December 25, 2011. The table is supplemented by the discussion following the table.

	Total	2012	2013	2014	2015	2016	2017 and Beyond
				(in thousands)
Senior Secured Term Loan	$249,182	$2,530	$2,530	$2,530	$241,592	$—	$—
Senior Notes	200,000	—	—	—	—	—	200,000
China working capital loan facility	2,317	2,317	—	—	—	—	—
Interest expense on Debt	135,901	28,816	28,170	27,461	19,954	15,750	15,750
Other long term liabilities	3,695	1,393	1,374	673	210	45	—
Operating leases	12,096	4,310	2,439	2,053	1,654	1,422	218
Unconditional purchase commitments (1) (2)	182,259	51,905	45,952	20,905	35,357	28,140	—

Total contractual obligations (3)	$785,450	$91,271	$80,465	$53,622	$298,767	$45,357	$215,968

(1)	The other long term liabilities comprise payment commitments under long term software license agreements with vendors and asset retirement obligations.
(2)	Unconditional purchase commitments (UPC) include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are related principally to inventory and other items. UPCs exclude agreements that are cancelable without penalty. The foundry agreements with Fujitstu and TI stipulate the minimum purchases for wafers in Japanese Yen. Minimum wafer purchase commitments as disclosed above were translated into USD as of December 25, 2011 and are subject to currency fluctuations over the term of the foundry agreement.
(3)	As of December 25, 2011, the liability for uncertain tax positions was $18.9 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Term Loan

On February 9, 2010, Spansion LLC, our wholly owned operating subsidiary, borrowed $450 million under a Term Loan. In connection with the Term Loan, the Predecessor incurred financing points, fees to the arrangers and legal costs of approximately $11.1 million as interest expense. In addition, we paid the lenders approximately $10 million of financing fees upon the release of Term Loan funds from escrow.

During the third quarter of fiscal 2010, we entered into a hedging arrangement with a financial institution to hedge the variability of interest payments attributable to fluctuations in the LIBOR benchmark interest rate relating to the interest payments under the Term Loan. We entered into a $250 million interest rate swap where it pays the independent swap counterparty a fixed rate of 2.42 percent and, in exchange, the swap counterparty pays us an interest rate equal to the floor rate of 2 percent or three-month LIBOR, whichever is higher. These swap agreements effectively fixed the interest rate at 7.92 percent through 2013 for $250 million term loan facility.

On November 9, 2010, Spansion LLC amended its Term Loan agreement, among other things, including allowing issuance of the $200 million Notes, reduction in interest rates (see below), removing the requirement of maintaining interest rate hedging arrangements and amending its financial covenants of (i) a minimum consolidated interest coverage ratio from 3.75 to 1.0 to 3.50 to 1.0; (ii) a maximum leverage ratio from 2.50 to 1.0 until September 25, 2011 and 2.0 to 1.0 thereafter to 3.00 to 1.0; and (iii) maximum permitted capital expenditures from $75 million in 2010, $100 million in 2011 and $125 million in 2012 and each fiscal year thereafter to $150 million during each fiscal year. Furthermore, any capital expenditure amount not expended in the fiscal year for which we are permitted may be carried over for expenditure in the succeeding fiscal year in an amount not to exceed $40 million in any fiscal year. We also obtained a waiver to a mandatory prepayment requirement that it uses 50 percent of the net proceeds received from the sale of shares of the Class A common stock in November 2010 (the Stock Offering) to pay down the Term Loan. Due to amendment of the term loan (see above), the critical terms of the swap and the Term Loan were no longer matched and the hedge was rendered ineffective. As a result, the hedge has been de-designated as a cash flow hedge in accordance with ASC Topic 815 Derivatives and Hedging, and the mark-to-market of the swap has been reported as a component of Interest expense for the fourth quarter of fiscal 2010. See Note 11 Financial Instruments of the Consolidated Financial Statements for further details.

On May 12, 2011, Spansion LLC amended its Term Loan to reduce the margin on base rate loans from 3.75 percent per annum to 2.50 percent per annum, to reduce the margin on Eurodollar rate loans from 4.75 percent per annum to 3.50 percent per annum, and to reduce the LIBOR floor on Eurodollar rate loans from 1.75 percent to 1.25 percent, effective as of May 16, 2011. We incurred a $2.5 million prepayment penalty associated with the amendment of the Term Loan which was capitalized as a discount to the Term Loan in accordance with the guidance under ASC 470 Debt.

The amendment also provides (i) that under certain conditions, if we make any prepayment of the Term Loan in connection with any repricing transaction or effects any amendment resulting in a repricing transaction prior to May 12, 2012, we will owe a prepayment premium of one percent of the prepayment amount; (ii) for increased allowable limits for capitalized leases, loans to employees, threshold for requiring control agreements on deposit accounts, investments, dispositions, general restricted payments and acquisition of certain bankruptcy claims; and (iii) for us to be able to sell our headquarters building and consign equipment and inventory in connection with the provision of services or products.

As of December 25, 2011, we were in compliance with all the Term Loan’s covenants, including the minimum Consolidated Interest Coverage Ratio test, Consolidated Leverage Ratio and Capital Expenditures. The following shows the required ratios under these financial covenants and the current ratios as of December 25, 2011:

Financial Covenant	Required Ratio under Term Loan	Actual Ratios as of December 25, 2011
Consolidated Interest Coverage Ratio	Greater than 3.5 to 1.0	7.4 to 1.0
Consolidated Leverage Ratio	Less than 3.0 to 1.0	1.9 to 1.0
Capital Expenditures	Less than $150 million during each fiscal year (1)	$79.5 million

(1)	Subject to certain provisions enabling a carry-over of unused amounts to the following fiscal year.

Pursuant to the Term Loan, there are covenants that limit the amount of dividends that could be declared or made. The most restrictive covenant allows dividends up to $30 million.

Interest on the Term Loan accrues at a rate per annum, reset quarterly, equal to the prime lending rate or the Federal Funds rate plus 0.50 percent, whichever is higher but not less than 2.25 percent, plus 3.50 percent. Alternatively, we have the option to choose a 1-month, 3-month, and 6-month LIBOR rate, or choose a 9-month and 12-month LIBOR with the consent of all the lenders, in which case the interest on the Term Loan accrues at a rate per annum equal to the LIBOR or 1.25 percent, whichever is higher, plus 3.50 percent. Interest is payable quarterly in arrears. As of December 25, 2011, the Term Loan carried interest at 4.75 percent and the principal amount outstanding was $249.2 million.

The Term Loan is secured by our assets including, among other items, a first priority lien on property, plant and equipment and inventory, and a second priority lien on account receivables and cash. Based on certain agreed upon thresholds, the Term Loan will require net cash proceeds from asset sales or other dispositions of property, extraordinary cash receipts, and other future cash flows to be used to prepay the outstanding balance of the loan.

7.875% Senior Notes due 2017

On November 9, 2010, Spansion LLC completed an offering of $200 million aggregate principal amount of its 7.875% Senior Notes due 2017, resulting in net proceeds of approximately $195.6 million after related offering expenses. The Notes are general unsecured senior obligations of Spansion LLC and are guaranteed by Spansion Inc. and Spansion Technology LLC on a senior unsecured basis. Interest is payable on May 15 and November 15 of each year beginning May 15, 2011 until and including the maturity date of November 15, 2017.

Pursuant to the terms of the registration rights agreement that we entered into in connection with the issuance of the Notes, we were obligated to complete an exchange offer of the Notes for substantially identical notes that have been registered with the SEC by August 5, 2011. However, the exchange offer was not completed by August 5, 2011. In accordance with the terms of the registration rights agreement, interest on the Notes was increased by 0.25% on August 6, 2011 and by an additional 0.25% on November 3, 2011. The exchange offer was completed on December 5, 2011 and as a result, the interest rate reverted to 7.875%. The incremental amount of interest expense incurred as a result in the delay in completing the exchange offer by August 5, 2011 was $0.2 million.

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

Upon a change of control (as defined in the Notes indenture), holders of the Notes may require Spansion LLC to repurchase all of their notes at a repurchase price equal to 101 percent of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of redemption.

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

As of December 25, 2011, we were in compliance with all of the covenants under the Notes indenture.

Pursuant to the Notes, there are covenants that limit the amount of dividends that could be declared or made. The most restrictive covenants allows dividends up to approximately $100.0 million.

Revolving Credit Facility

On May 10, 2010, we entered into a senior revolving credit facility agreement (Revolving Credit Facility) with certain financial institutions in an aggregate amount of up to $65 million. On May 12, 2011, we also amended the

Revolving Credit Facility in a manner similar to those changes made to the Term Loan. On August 15, 2011, we amended the Revolving Credit Facility to, among other things, reduce the commitment from $65 million to $40 million at our request, improve the interest rate by 0.75 percent and reduce certain reporting requirements from monthly to quarterly. Availability under the Revolving Credit Facility was $12.5 million as of December 25, 2011, with no amounts drawn down. We were in compliance with all of the Revolving Credit Facility’s covenants (which are substantially similar to the covenants in the Term Loan) as of December 25, 2011.

China working capital loan facility

As a result of the Company consolidating a VIE (See Note 3 of the Consolidated Financial Statements for further details), the Company included the VIE’s working capital loan facilities into its Consolidated Financial statements.

As of December 25, 2011 China working capital Loan
	Facility 1	Facility 2
Outstanding amount in USD (in thousands, converted from RMB as of December 25, 2011)	$1,551	$789
Outstanding amount in RMB (in thousands)	9,830	5,000
Date of entering into the loan agreement	March 26, 2010	April 1, 2011
Interest	Interest free	Interest free
Repayment terms	On completion of asset purchase	On receipt of venture capital funding
Collateral	70% of VIE’s equity	None

Obligations under Capital Leases

As of December 25, 2011, we had no outstanding capital lease obligations and as of December 26, 2010, we had aggregate outstanding capital lease obligations, net of imputed interest, of $3.2 million.

As of December 26, 2010, the gross amount of assets recorded under capital leases and accumulated amortization thereon was approximately $4.1 million and $3.0 million, respectively.

Liquidity and Capital Resources

Cash Requirements

As of December 25, 2011, our cash, cash equivalents and short term investments totaled $262.7 million. We had not drawn down under the Revolving Credit Facility as of December 25, 2011 and the availability under this facility was $12.5 million after deducting the standby letters of credit of $1.4 million issued to certain vendors.

Our future uses of cash are expected to be primarily for working capital, debt service, capital expenditures and other contractual obligations. We believe our anticipated cash flows from operations, current cash balances, and our existing revolving credit facility will be sufficient to fund working capital requirements, debt service, and operations and to meet our cash needs for at least the next twelve months.

Financial Condition (Sources and Uses of Cash)

Our cash and cash equivalents consisted of Federal Deposit Insurance Corporation (FDIC)-insured deposits, treasury bills and money market funds with a total amount of $262.7 million as of December 25, 2011.

Our cash flows for fiscal 2011, fiscal 2010 and fiscal 2009 are summarized as follows:

	Year Ended December 26, 2010
	Successor	Successor	Predecessor	Predecessor
	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009
			(in thousands)
Net cash provided by operating activities	$38,335	$66,319	$1,359	$236,549
Net cash provided by (used in) investing activities	(100,371)	(22,169)	76,686	(62,833)
Net cash provided by (used in) financing activities	(74,188)	30,238	(148,219)	37,895
Effect of exchange rate changes on cash	1,780	178	—	(3,095)

Net increase (decrease) in cash and cash equivalents	$(134,444)	$74,566	$(70,174)	$208,516

Net Cash Provided by Operating Activities

Net cash provided by operations was $38.3 million in fiscal 2011, and was primarily due to net loss of $55.5 million, adjustments for non-cash items of $200.2 million and a decrease in operating assets and liabilities of $106.4 million. Adjustments for non-cash items primarily consisted of $149.7 million of depreciation and amortization, $19.2 million of stock compensation costs, $8.3 million of amortization of inventory markup relating to fresh start accounting and $19.5 million of asset impairment charges. The net decrease in operating assets and liabilities was primarily due to the decrease of $135.7 million in accounts payable, accrued liabilities, accrued compensation and benefits and other liabilities.

Net cash provided by operations was $66.3 million during the Successor period of fiscal 2010, and was primarily due to net loss adjustments for non-cash items of $247.7 million and a decrease in operating assets and liabilities of $84.7 million.

Net cash provided by operations was $1.4 million during the Predecessor period of fiscal 2010, and was primarily due to net income adjustments for non-cash items of $382.8 million and a decrease in operating assets and liabilities of $20.5 million.

Net Cash Provided by (Used in) Investing Activities

Net cash used by investing activities was $100.4 million during fiscal 2011, primarily due to $66.5 million of capital expenditures used to purchase property, plant and equipment and $88.8 million used to purchase marketable securities, which were offset by $8.4 million from the sale of property, plant and equipment and $45.9 million in proceeds from the redemption of marketable securities.

Net cash used by investing activities was $22.2 million during the Successor period of fiscal 2010, primarily due to purchases of treasury bills totaling $55.0 million during the year, and $49.3 million of capital expenditures used to purchase property, plant and equipment, and $13.1 million of cash decrease due to purchase of Spansion Japan’s distribution business, partially offset by proceeds of $44.7 million from the redemption of our ARS, $30.0 million proceeds from maturity of treasury bills, and $20.5 million from sale of property, plant and equipment. Purchases of treasury bills for $55.0 million mentioned above includes approximately $30 million of purchases that were reported as cash equivalents as of September 26.

Net cash provided by investing activities was $76.7 million during the Predecessor period of fiscal 2010, primarily due to $62.4 million of proceeds from the sale of ARS, $18.7 million of proceeds from the sale of the

Suzhou plant and $9.6 million from the sale of other property, plant and equipment, offset by $14.0 million of capital expenditures used to purchase property, plant and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash used by financing activities was $74.2 million during fiscal 2011, primarily due to $71.0 million for the purchase of bankruptcy claims and $7.5 million of payments on debt and capital lease obligation, offset by $5.4 million of proceeds from issuance of common stock upon the exercise of stock options.

Net cash provided by financing activities was $30.2 million during the Successor period of fiscal 2010, primarily due to net proceeds of $195.6 million from the sale of the Notes, $124.4 million net proceeds from issuance and sale of common stock, partially offset by payments of $204.8 million on the Term Loan and capital lease obligations, and $85.0 million of cash decrease due to our purchase from Citigroup of a portion of Spansion Japan’s Rejection damages claim under the Chapter 11 Cases (which resulted in the cancellation of the shares of Class A common stock that would have otherwise been issued to Citi in satisfaction of such claim).

Net cash used by financing activities was $148.2 million during the Predecessor period of fiscal 2010, primarily due to payments of $691.2 million on debt and capital lease obligations, partially offset by $438.1 million from the Term Loan net of issuance costs and $104.9 million from the rights offering we conducted in February 2010 in connection with the Plan of Reorganization.

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

We do not have any other significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K, as of December 25, 2011 or December 26, 2010.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. At December 25, 2011, we had approximately $192.8 million held in demand deposit accounts, approximately $1.2 million held in overnight money market funds, approximately $43.7 million invested in certificates of deposits partially insured by the FDIC, and approximately $25.0 million invested in commercial paper. Our cash and short-term investment position is highly liquid, of which approximately $194.1 million are with maturity terms of 0 to 30 days, approximately $0.7 million of 31 to 90 days, approximately $30.0 million are with a maturity term of 91 to 180 days, and remaining approximately $37.8 million are with a maturity term of 181 to 365 days at the time of purchase. Accordingly, our interest income fluctuates with short-term market conditions but our exposure to interest rate risk is minimal due to short term nature of our cash and investment position.

As of December 25, 2011, approximately 45 percent of the aggregate principal amounts outstanding under our third party debt obligations were fixed rate, and approximately 55 percent of our total debt obligations were variable rate comprised of the Term Loan with an outstanding balance of $249.2 million as of December 25, 2011. The Term Loan has a LIBOR floor of 1.25 percent. While LIBOR is below 1.25 percent, our interest expense will not change along with short-term change in interest rate environment. When LIBOR is above 1.25 percent, changes in interest rates associated with the term loan could then result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our contractual interest expense by approximately $2.5 million annually.

As of December 25, 2011, we have a series of interests rate swaps with a financial institution to partially economically hedge the variability of interest payments attributable to fluctuations in the LIBOR benchmark interest rate. See Note 11 to the Consolidated Financial Statements for further details.

Default Risk

We intend to actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that our policy is to invest only in highly-rated securities with relatively short maturities, and we do not invest in securities we believe involve a higher degree of risk.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 25, 2011 and comparable fair values as of December 26, 2010:

	2012	2013	2014	2015	2016	Thereafter	Total	2011 Fair Value	2010 Fair Value
	(in thousands, except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$194,850	$—	$—	$—	$—	$—	$194,850	$194,850	$104,977
Weighted-average rate	0.19%	—	—	—	—	—	0.19%
Short Term Investment:
Fixed rate amounts	$67,854	$—	$—	$—	$—	$—	$67,854	$67,854	$24,979
Weighted-average rate	0.21%	—	— —	—	—	—	0.21%
Total Investment Portfolio	$262,704	$—	$—	$—	$—	$—	$262,704	$262,704	$129,956

Debt Obligations
Debt—fixed rate amounts	$—	$—	$—	$—	$—	$200,000	$200,000	$179,000	$203,159
Weighted-average rate	—	—	—	—	—	7.88%	7.88%
Debt—variable rate amounts	$2,530	$2,530	$2,530	$241,592	$—	$—	$249,182	$246,066	$254,582
Weighted-average rate	4.75%	4.75%	4.75%	4.75%	0.00%	—	4.75%

Total Debt Obligations	$2,530	$2,530	$2,530	$241,592	$—	$200,000	$449,182	$425,066	$457,741

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

We had an aggregate of $33.3 million (notional amount) of short-term foreign currency forward contracts denominated in Japanese yen outstanding as of December 25, 2011. The unrealized gain related to the foreign currency forward contracts for the year ended December 25, 2011 was not material. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, we generally cover only a portion of our foreign currency exchange exposure. We cannot assure you that these activities will eliminate foreign exchange rate exposure. Failure to eliminate this exposure could have an adverse effect on our business, financial condition and results of operations.

The following table provides information about our foreign currency forward contracts as of December 25, 2011 and December 26, 2010.

	December 25, 2011			December 26, 2010
	Notional Amount	Average Contract Rate	Estimated Fair Value	Notional Amount	Average Contract Rate	Estimated Fair Value
	(in thousands, except contract rates)
Foreign currency forward contract	$33,285	¥77.96	$20	$39,884	¥82.74	$67

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spansion Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 26, 2010
	Successor (1)	Successor (1)	Predecessor (1)	Predecessor (1)
	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009
Net sales	$1,069,883	$759,886	$324,914	$1,061,487
Net sales to related parties	—	4,801	78,705	349,166
Total net sales	1,069,883	764,687	403,619	1,410,653
Cost of sales	847,797	647,381	274,817	1,103,757
Research and development (Note 10)	106,644	65,414	35,068	136,449
Sales, general and administrative (Note 10)	108,461	122,478	68,105	216,298
Restructuring charges (credits)	12,295	—	(2,772)	46,852
Asset impairment charges	—	—	—	12,538

Operating income (loss) before reorganization items	(5,314)	(70,586)	28,401	(105,241)
Other income (expense):
Interest and other income, net	3,954	175	(2,904)	4,038
Interest expense (2)	(33,151)	(24,180)	(30,573)	(50,976)
Gain on deconsolidation of subsidiary	—	—	—	30,100

Loss before reorganization items and income taxes	(34,511)	(94,591)	(5,076)	(122,079)
Reorganization items	—	—	370,340	(391,383)

Income (loss) before income taxes	(34,511)	(94,591)	365,264	(513,462)
Provision for income taxes	(21,037)	(2,101)	(1,640)	(597)

Net income (loss)	(55,548)	(96,692)	363,624	(514,059)
Less: Net income attributable to the noncontrolling interest	338	—	—	—

Net income (loss) attributable to Spansion Inc. common stockholders	$(55,886)	$(96,692)	$363,624	$(514,059)

Net income (loss) per share:
Basic	$(0.91)	$(1.60)	$2.24	$(3.18)

Diluted	$(0.91)	$(1.60)	$2.24	$(3.18)

Shares used in per share calculation:
Basic	61,338	60,479	162,439	161,847

Diluted	61,338	60,479	162,610	161,847

(1)	Please refer to Note 2 for explanation of basis of ‘Successor’ and ‘Predecessor’ presentation.
(2)	Contractual interest expense for the year ended December 27, 2009 was approximately $89,380.

Spansion Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	Successor
	December 25, 2011	December 26, 2010
Assets
Current assets:
Cash and cash equivalents	$194,850	$329,294
Short-term investments	67,855	24,979
Accounts receivable, net	110,343	165,975
Inventories	174,089	168,937
Deferred income taxes	6,275	6,321
Prepaid expenses and other current assets	29,494	50,210

Total current assets	582,906	745,716
Property, plant and equipment, net	209,227	259,940
Intangible assets, net	177,721	197,733
Goodwill	167,219	153,338
Other assets	54,072	42,578

Total assets	$1,191,145	$1,399,305

Liabilities and Equity
Current liabilities:
Accounts payable	79,560	119,288
Accrued compensation and benefits	30,676	39,978
Other accrued liabilities	52,598	109,444
Income taxes payable	1,702	1,107
Deferred income taxes, short-term	360	—
Deferred income	18,223	22,198
Deferred income from a related party	—	40
Current portion of long-term debt and obligations under capital leases	4,222	13,689

Total current liabilities	187,341	305,744
Deferred income taxes	6,135	3,877
Long-term debt and capital lease obligations, less current portion	445,177	441,220
Other long-term liabilities	29,951	24,179

Total liabilities	668,604	775,020
Commitments and contingencies (Note 21)	—	—
Spansion Inc. Stockholders’ equity:
Capital stock:
New Class A common stock, $0.001 par value, 150,000,000 shares authorized, 59,337,419 shares issued and outstanding (Note 19)	60	62
New Class B common stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding (Note 19)	—	—
New preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding (Note 19)	—	—
Additional paid-in capital	675,309	721,712
Accumulated deficit	(152,578)	(96,692)
Accumulated other comprehensive loss	(1,628)	(797)

Total Spansion Inc. stockholders’ equity	521,163	624,285
Noncontrolling interest	1,378	—
Total equity	522,541	624,285

Total liabilities and equity	$1,191,145	$1,399,305

See accompanying notes

Spansion Inc.

Consolidated Statements of Cash Flows

(in thousands)

		Year Ended December 26, 2010
	Successor	Successor	Predecessor	Predecessor
	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009
Cash Flows from Operating Activities:
Net income (loss)	$(55,548)	$(96,692)	$363,624	$(514,059)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	149,747	137,206	43,788	168,368
Asset impairment charges	19,502	—	—	14,045
Provision for doubtful accounts	—	331	7,229	19,832
Provision for deferred income taxes	6,646	15,492	7,000	18
Net (gain) loss on sale and disposal of property, plant, and equipment	(3,109)	(1,483)	(2,107)	76
Impairment on investment	—	—	3,011	—
Mark to market on hedging derivatives	—	1,329	—	—
Non-cash compensation under equity incentive plans	19,197	8,323	7,052	12,419
Gain on deconsolidation of subsidiary	—	—	—	(30,100)
Gain on sale of Suzhou plant	—	(3,701)	(5,224)	(4,669)
(Gain) Loss from approved settlement of rejected capital leases and various licenses	—	—	(22,517)	3,090
Non-cash inventory expenses related to fresh start markup	8,260	90,173	—	—
Amortization of debt premium and discount, net	—	—	—	1,540
Gain on discharge of pre-petition obligations	—	—	(434,046)	—
Write-off of financing costs for old debts	—	—	13,022	—
Changes in operating assets and liabilities, net of effects of deconsolidation of subsidiary and consolidation of VIE:
Accounts receivable	55,022	(27,857)	10,156	(248,352)
Inventories	(10,194)	31,552	(7,242)	180,569
Prepaid expenses and other current assets	11,651	(16,577)	(3,894)	(10,448)
Other assets	(20,662)	652	1,534	(5,165)
Accounts payable, accrued liabilities, and accrued compensation	(135,666)	(79,554)	23,213	629,395
Income taxes payable	405	—	—	(2,708)
Deferred income from a related party	—	—	—	11,665
Deferred income	(6,916)	7,125	(3,240)	11,032

Net cash provided by operating activities	38,335	66,319	1,359	236,549

Spansion Inc.

Consolidated Statements of Cash Flows—(Continued)

(in thousands)

		Year Ended December 26, 2010
	Successor	Successor	Predecessor	Predecessor
	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009
Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	8,432	20,534	9,620	4,352
Purchases of property, plant and equipment	(66,510)	(49,299)	(14,046)	(29,713)
Business acquisition, net of cash acquired	581	(13,125)	—	—
Proceeds from maturity and sale of marketable securities		29,989	—	—
Purchases of marketable securities	(88,803)	(54,968)	—	—
Loan made to an investee	—	—	—	(5,263)
Cash proceeds from sale of Suzhou plant	—	—	18,687	15,539
Proceeds from redemption of marketable securities	45,929	44,700	62,425	—
Proceeds from redemption of auction rate securities	—	—	—	14,775
Cash decrease due to deconsolidation of subsidiary	—	—	—	(52,092)
Cash decrease due to the sale of Suzhou plant	—	—	—	(10,431)

Net cash provided by (used by) investing activities	(100,371)	(22,169)	76,686	(62,833)

Cash Flows from Financing Activities:
Proceeds from borrowings, net of issuance costs	—	195,588	438,082	117,758
Payments on debt and capital lease obligations	(7,524)	(204,798)	(691,176)	(79,863)
Proceeds from rights offering	—	—	104,875	—
Purchase of Spansion Japan claims	—	(85,000)	—	—
Proceeds from issuance of common stock, net of offering costs	5,386	124,448	—	—
Cash settlement on hedging activities	(1,061)	—	—	—
Purchase of bankruptcy claims	(70,989)	—	—	—

Net cash provided by (used in) financing activities	(74,188)	30,238	(148,219)	37,895

Effect of exchange rate changes on cash and cash equivalents	1,780	178	—	(3,095)

Net (decrease) increase in cash and cash equivalents	(134,444)	74,566	(70,174)	208,516
Cash and cash equivalents at the beginning of period	329,294	254,729	324,903	116,387

Cash and cash equivalents at end of period	$194,850	$329,294	$254,729	$324,903

Supplemental Cash Flows Disclosures:
Interest paid	$29,861	$33,991	$6,130	$38,638
Income taxes paid	$14,356	$643	$408	$2,845

Non-cash investing and financing activities:
Settlement of liabilities subject to compromise through issuance of reorganized Spansion Inc. common stock	$—	$—	$486,064	$—
Liabilities recorded for purchases of property, plant and equipment	$19,995	$16,589	$—	$—

See Accompanying Notes

Spansion Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Spansion Inc’s Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance at December 28, 2008	161,103	$161	$2,471,902	$(2,997,589)	$74,879	$(450,647)	$—	$(450,647)
Comprehensive loss:
Net loss	—	—	—	(514,059)	—	(514,059)	—	(514,059)
Other comprehensive income:
Net unrealized gain on investment	—	—	—	—	(465)	(465)	—	(465)
Change in pension plan and post-retirement benefit , net of taxes	—	—	—	—	123	123	—	123
Net change in cumulative translation adjustment	—	—	—	—	(25,073)	(25,073)	—	(25,073)

Total other comprehensive loss						(25,415)	—	(25,415)

Total comprehensive loss						(539,474)		(539,474)
Effect of Spansion Japan deconsolidation	—	—	—	169,278	(49,269)	120,009	—	120,009
Issuance of shares:								—
Vesting of RSUs	1,027	1	—	—	—	1	—	1
Exercise of options	162	—	—	—	—	—	—	—
Compensation recognized under employee stock plans	—	—	12,418	—	—	12,418	—	12,418

Balance at December 27, 2009	162,292	162	2,484,320	(3,342,370)	195	(857,693)	—	(857,693)

Comprehensive income:
Net income from December 27, 2009 to May 10, 2010	—	—	—	363,624	—	363,624	—	363,624

Total other comprehensive income						—		—

Total comprehensive income	—	—	—	—	—	363,624		363,624
Issuance of shares under old employee stock plans:
Vesting of RSUs	176	—	—	—	—	—	—	—
Exercise of options	83	—	—	—	—	—	—	—
Equity settlement for liabilities subject to compromise	—	486	485,578	—	—	486,064	—	486,064
Compensation recognized under old employee stock plans	—	—	1,595	—	—	1,595	—	1,595
Cancellation of old employee stock plans	—	—	5,457	—	—	5,457	—	5,457

Balance at May 10, 2010 (Predecessor)	162,551	648	2,976,950	(2,978,746)	195	(953)	—	(953)

See Accompanying Notes

Spansion Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)—(Continued)

(in thousands)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Spansion Inc’s Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Fresh start adjustments:
Cancellation of Predecessor common stock	(162,551)	(648)	(2,976,950)	—	—	(2,977,598)	—	(2,977,598)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	2,978,746	(195)	2,978,551	—	2,978,551

Balance at May 11, 2010 (Successor)	—	—	—	—	—	—	—	—

Comprehensive loss:
Net loss from May 11, 2010 to December 26, 2010	—	—	—	(96,692)	—	(96,692)	—	(96,692)
Other comprehensive income:
Net change in cumulative translation adjustment	—	—	—	—	(797)	(797)	—	(797)

Total other comprehensive loss						(797)	—	(797)

Total comprehensive loss						(97,489)	—	(97,489)
Issuance of Successor common stock ($0.001 per share)	46,248	46	569,079	—	—	569,125	—	569,125
Vesting of RSUs	72	—	—	—	—	—	—	—
Retirement of common stock	(5,316)	(5)	—	—	—	(5)	—	(5)
Rights offering settlement	12,974	13	104,862	—	—	104,875	—	104,875
Compensation recognized under new employee stock plan	—	—	8,323	—	—	8,323	—	8,323
Purchase of Spansion Japan claims	—	—	(85,000)	—	—	(85,000)	—	(85,000)
Net proceeds from issuance of common stock	7,763	8	124,448	—	—	124,456	—	124,456

Balance at December 26, 2010 (Successor)	61,741	62	721,712	(96,692)	(797)	624,285	—	624,285

Comprehensive loss:
Net loss from December 26, 2010 to December 25, 2011	—	—	—	(55,886)	—	(55,886)	338	(55,548)
Other comprehensive loss	—	—	—	—	—	—
Net change in cumulative translation adjustment	—	—	—	—	(831)	(831)	—	(831)
	—	—	—	—	—	—

Total other comprehensive loss	—	—	—	—	—	(831)	—	(831)

Total comprehensive Loss	—	—	—	—	—	(56,717)	338	(56,379)
Vesting of RSUs	760	1	0	—	—	1	—	1
Exercise of options	511	1	5,374			5,375	—	5,375
Retirement of common stock	(3,675)	(4)	4	—	—	—	—	—
Costs related to Stock offering	—	—	11			11	—	11
Compensation recognized under new employee stock plan	—	—	19,197	—	—	19,197	—	19,197
Consolidation of noncontrolling interest	—	—	—	—	—	—	1,040	1,040
Purchase of bankruptcy claims	—	—	(70,989)	—	—	(70,989)	—	(70,989)

Balance at December 25, 2011 (Successor)	59,337	$60	$675,309	$(152,578)	$(1,628)	$521,163	$1,378	$522,541

See accompanying notes

Spansion Inc.

Notes to Consolidated Financial Statements

1. Nature of Operations

Spansion Inc. (the Company) is a leading designer, manufacturer and developer of Flash memory semiconductors. The Company is focused on a portion of the market that relates to high-performance and high-reliability Flash memory solutions for microprocessors, controllers and other programmable semiconductors which run applications in a broad range of electronic systems. These electronic systems include automotive and industrial, computing and communications, consumer and gaming. In addition to Flash memory products, the Company assists its customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

The Company’s Flash memory solutions are incorporated in products from leading original equipment manufacturers (OEMs). The Company’s products are designed to accommodate various voltage, interface and density requirements for a wide range of applications and customer platforms. The majority of the Company’s new product designs are based on its proprietary two-bit-per-cell MirrorBit technology, which has a simpler cell architecture, higher yields and lower costs than competing floating gate NOR Flash memory technology. In addition, the Company has also begun to license its intellectual property to third parties.

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

As of June 30, 2003, in order to expand their existing manufacturing venture, AMD and Fujitsu formed a limited liability company called FASL LLC and later renamed Spansion LLC. In addition to its 49.992 percent ownership in FASL, AMD contributed to Spansion LLC its Flash memory inventory, its wafer manufacturing facility located in Austin Texas, its Flash memory research and development facility (the Submicron Development Center (SDC)) located in Sunnyvale, California, and its Flash memory assembly and test facilities located in Thailand, Malaysia and China. Fujitsu contributed to Spansion LLC its 50.008 percent ownership interest in FASL, its Flash memory inventory and its Flash memory assembly and test facilities located in Malaysia. Both AMD and Fujitsu transferred employees to Spansion LLC to perform various research and development, marketing and administration functions. AMD and Fujitsu also provided working capital to Spansion LLC in the form of cash contributions and loans. As a result, Spansion LLC began manufacturing finished Flash memory devices, which through the first fiscal quarter of fiscal 2006 were exclusively sold to AMD and Fujitsu. In the second quarter of fiscal 2006, the Company began selling its products directly to customers previously served by AMD.

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

Upon emergence from bankruptcy on May 10, 2010 (Emergence Date), the Company adopted fresh start accounting in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 Reorganizations. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the Consolidated Financial Statements on or after May 10, 2010 are not comparable to the Consolidated Financial Statements prior to that date.

The Company qualified for fresh start accounting, in accordance with ASC 852 Reorganizations, due to:

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

Fresh start accounting required resetting the historical net book values of assets and liabilities of the Company as of Emergence Date to the related fair values by allocating reorganization value to its assets and liabilities pursuant to accounting guidance related to ASC 805 Business Combinations and ASC 852-10. The excess reorganization value over the fair value of tangible and identifiable intangible assets has been recorded as goodwill on the Company’s Consolidated Balance Sheet. Deferred taxes have been determined in conformity with applicable accounting guidance related to ASC 740 Income Taxes. For additional information regarding the impact of fresh start accounting on the Company’s Consolidated Balance Sheet as of the Emergence Date, see “Fresh Start Consolidated Balance Sheet” below.

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

On February 9, 2010, the Company closed a five-year Senior Secured Term Loan (Term Loan) agreement of $450 million with a group of lenders. The proceeds of the Term Loan, together with cash proceeds from other sources of cash available to the Company, were used in full to partially discharge the remaining balance of the FRN claims. See Note 13 for further details.

On May 10, 2010, the Company entered into a senior revolving credit facility agreement (Revolving Credit Facility) with certain financial institutions in an aggregate amount of up to $65 million to fund bankruptcy related expenses and ongoing working capital. As of December 25, 2011, the Company has not drawn under this facility which was entered into as a pre-condition to obtaining the Term Loan facility. See Note 13 for further details.

The Plan contemplates the distribution of 65.8 million shares of New Common Stock, consisting of: (i) 46,247,760 shares to holders of allowed general, unsecured claims; (ii) 12,974,496 shares to subscribers of the Rights Offering; and (iii) 6,580,240 shares reserved for issuance to eligible employees in connection with grants of stock options and restricted stock units (RSUs) under the Company’s new 2010 Equity Incentive Award Plan. As of December 25, 2011, the Company had granted options to purchase shares 1,779,266 of new Common Stock and 904,022 shares of RSUs under the 2010 Plan to its employees, and 2,150,354 shares were eligible for future equity awards.

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

On January 8, 2010, the Company reached an agreement in principle (the Settlement) with Spansion Japan, subject to the completion of definitive agreements and the Company’s emergence from the Chapter 11 Cases, to:

(i) acquire Spansion Japan’s distribution business; (ii) obtain foundry services, including wafer and sort services, from Spansion Japan; and (iii) resolve the Company’s dispute with Spansion Japan relating to pricing of wafers purchased during the Disputed Period and (iv) pay to Spansion Japan approximately $45 million, of which approximately $10 million was outstanding as of December 26, 2010. The remaining balance of $10 million was fully settled in the first quarter of fiscal 2011. The U.S. Bankruptcy Court and the Tokyo District Court approved the Settlement on January 29, 2010 and February 1, 2010, respectively.

On February 2, 2010, the Company entered into a foundry agreement with Spansion Japan whereby the Company agreed to purchase from Spansion Japan: (i) a minimum of 10 billion yen (equivalent to approximately $120.7 million at December 26, 2010) worth of wafers over six quarters, beginning with the first quarter of 2010 and ending with the second quarter of 2011; and (ii) minimum sort services of $7.7 million for the first quarter of 2010 and $8.9 million for each quarter from the second quarter of 2010 to the second quarter of 2011, with both sort services and wafer production to be subject to normal and customary foundry performance conditions. On March 29, 2010, the Company executed with Spansion Japan various agreements implementing the Settlement, which included the purchase of Spansion Japan’s distribution business, which was consummated on May 24, 2010 for a total cash purchase price of $13.1 million. With the acquisition of Spansion Japan’s distribution business, all material conditions of the Settlement were fulfilled and the receivable and payable balances due from/to Spansion Japan as of October 27, 2009 (the end of the Disputed Period) were offset. All transactions with Spansion Japan are now being settled on a regular basis on mutually agreed upon terms.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The purchase price relating to the acquisition of Spansion Japan’s distribution business was allocated to the acquired business based on its estimated fair values as of May 24, 2010, as set forth below:

In millions
Tangible assets	$1.5
Customer relationships	10.1
Goodwill	3.3
Liabilities	(1.8)

Total purchase price	$13.1

See Note 8 further details relating to the above intangible assets.

Until May 24, 2010, Spansion Japan continued in its historical role as the sole distributor of the Company’s products in Japan. After the purchase of the distribution business from Spansion Japan on May 24, 2010, the Company distributes its products in Japan through its wholly owned subsidiary, Nihon Spansion Limited.

Effective June 27, 2010, Spansion Japan’s Plan of Reorganization (the POR) was confirmed by the Tokyo District Court. The POR provided for Spansion Japan to redeem shares held by its shareholders without consideration, cancel such shares and issue new shares to unsecured creditors. The redemption, cancellation and new issuance were completed effective September 28, 2010. As a result, the Company no longer had any equity ownership of Spansion Japan. Until this date, the Company had accounted for its interest in Spansion Japan as a cost basis investment since the Company had not controlled Spansion Japan since March 3, 2009.

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the components of the Company’s reorganization items for the periods from December 28, 2009 to May 10, 2010 and for the year ended December 27, 2009, respectively:

	Predecessor
	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009
	(in thousands)
Professional and service fees directly related to reorganization(1)	$58,336	$37,086
Provision for expected allowed claims(2)	5,655	354,915
Gain on discharge of pre-petition obligations	(434,046)	—
Interest income	(285)	(618)

Total reorganization items	($370,340)	$391,383

(1)	Includes fees associated with the advisors and service providers to the Debtors.
(2)	Represents the Company’s estimate of expected allowed claims related primarily to rejection or repudiation of executory contracts and leases and the effects of approved settlements.

No cash was paid for professional fees for the period from May 11, 2010 to December 26, 2010. Cash paid for professional fees from December 28, 2009 to May 10, 2010 and for the year ended December 27, 2009 was approximately $10.6 million and $33.5 million, respectively.

Fresh Start Consolidated Balance Sheet

Upon emergence from the Chapter 11 Cases, the Company adopted fresh start accounting as prescribed under ASC 852 Reorganizations, which requires the Company to revalue its assets and liabilities to their related fair values. As such, the Company adjusted its stockholders’ deficit to equal the reorganization value at the Emergence Date. Items such as accumulated depreciation, accumulated deficit, accumulated other comprehensive income (loss) and allowances for doubtful accounts (AFDA) were reset to zero. The Company allocated the reorganization value to its individual assets and liabilities based on their estimated fair values. Items such as, accounts receivable, auction rate securities and cash (whose fair values approximated their book values) reflected values similar to those reported prior to emergence. Items such as prepaid and other current assets, inventory, property, plant and equipment, deferred income tax asset and liability, accounts payable, income tax payable, and deferred income were adjusted from amounts previously reported. Since “fresh start accounting” was adopted at emergence and because of the significance of LSTC that were relieved upon emergence, the historical financial statements of the Predecessor and the financial statements of the Successor are not comparable.

The Plan of Reorganization under the Chapter 11 Cases included a valuation analysis of the Company’s enterprise value that was prepared with the assistance of a financial advisor and determined the Company’s enterprise value to be in the range of $700 million to $850 million.

The valuation analysis utilized three primary methodologies in deriving the enterprise value: (i) a comparable company analysis, (ii) a comparable mergers and acquisition transactions analysis, and (iii) a discounted cash flow analysis which utilized a weighted average cost of capital of 15.0% after taking into the after-tax free cash flows provided in the projections plus an estimate for the value of the Company beyond the period of 2010 to 2012, referred to as the terminal value. The terminal growth rate was determined to be in the range of negative 2.5% to positive 2.5% based on the review of the Company’s projections, management’s current outlook and industry data. A sensitivity analysis was also undertaken to determine that either (i) the full operating impact of the projections did not occur or (ii) the Company did not transition to the asset-light model strategy.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In determining the Bankruptcy Court-approved distributable value, the Bankruptcy Court also considered the valuation analysis prepared by a financial advisor (using a similar methodology as described above) for creditors which determined the enterprise value to be in the range of $799 million to $944 million. The Bankruptcy Court, after reviewing the above valuation analyses, concluded that the enterprise value of the Company should be in the $872 million to $944 million range, with an additional increase to the enterprise value by approximately $496 million for Bankruptcy Court-approved distributable value as well as the settlement of administrative claims. Based on the Bankruptcy Court-approved enterprise value ranges and guidance, the Company estimated the enterprise value of the Successor to be approximately $1.5 billion. The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in management’s projections, as well as the realization of certain other assumptions. The Company cannot provide any assurance that the projections will be achieved or that the assumptions will be realized. The excess equity value (using the midpoint of the range) over the fair value of tangible and identifiable intangible assets has been reflected as goodwill on the Consolidated Balance Sheet. All estimates, assumptions, valuations, appraisals and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company’s control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and the financial projections will be realized, and actual results could vary materially.

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Plan Adjustments

The primary Plan adjustment is the elimination of Liabilities Subject to Compromise (LSTC) which is based on all claims received by the Company and accruals made from these claims of estimated final settlements. LSTC amounted to $938.5 million on our Consolidated Balance Sheet immediately prior to May 10, 2010, which were discharged in the Chapter 11 Cases or settled by issuance of the Company’s New Common Stock. In accordance with the Plan, the Company set aside, from total LSTC, those final settlements which were to be settled in cash (approximately $18.4 million) and stock (approximately $486.1 million) and recorded a reorganization gain of approximately $434.0 million in full settlement of the LSTC.

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

(c)	Extinguishment of debt financing costs. In connection with the extinguishment of old debts (Senior Unsecured Notes, Exchangeable Senior Subordinated Debentures and FRNs) in accordance with the Plan, the Company originally had capitalized and amortized all financing costs relating to such old debt. In accordance with the provisions of ASC 470, Early Extinguishment of Debt, the remaining unamortized costs of approximately $13 million was expensed as reorganization expense;

(d)	Reclassification of the Senior Secured Term Loan between short-term and long-term obligations. During the first quarter of 2010, prior to emergence and as part of its exit financing strategy, the Company closed a $450 million senior secured five-year term loan facility, the receipt of the proceeds which were contingent upon emergence from the Chapter 11 Cases. The Company had recorded the receipts as restricted cash and short term liability as of March 28, 2010 pending the remaining outcome of the Chapter 11 Cases during the second quarter of 2010. Upon emergence, the Company received the loan proceeds and reclassified the long term portion of the loan to long term liability;

(e)

Elimination of old equity. Upon the effective date of the Plan, all existing Spansion equity plans (2005 & 2007 Equity Incentive Plans and Saifun Option Plans) and all equity awards there under were cancelled. In accordance with ASC 718 Compensation-Stock Compensation, the Company recorded, as an adjustment to stockholder’s deficit, the remaining unamortized stock compensation expense of approximately $5.5 million as a reorganization expense in the Income Statement of the Predecessor

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

during the second quarter of 2010. Total adjustments to stockholders’ deficit, net of all adjustments in the “Plan Adjustments” column in the above table, amounted to approximately $909.7 million;

(f)	Chapter 11 emergence bonus payable to the Chief Executive Officer of the Company. In accordance with our employment agreement with our Chief Executive Officer, Mr. Kispert was entitled to a $1.7 million bonus upon the consummation of the Plan, which was consummated on May 10, 2010. Because this bonus was payable only upon the effectiveness of the Plan and was not contingent upon any other performance requirement in the post-emergence period, the Company accounted for the bonus as a Plan adjustment and a reorganization expense in accordance with ASC 805 Compensation payments for post-combination services;

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

(k)

Property, plant and equipment, net. A net adjustment of $ 85.6 million was recorded to increase the net book value of tangible fixed assets to their estimated fair value. In valuing its long-lived tangible assets, the Company applied the fair value definition as set forth in ASC 820 Fair Value Measurement which states that fair value is the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company identified its long-lived assets as either in-use or to-be-disposed-off

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

(either by sale or by scrap). Assets in-use were valued under the continued use premise. This premise assumes that the assets will remain “as-is, where is,” and continue to be used at their present location for the continuation of business operations. This value includes all direct and indirect costs necessary to acquire, install, and make the asset operational. Assets to be disposed of were valued on an in-exchange value premise. This premise represents the highest and best use of the asset is an in-exchange if the asset would provide maximum value to market participants principally on a standalone basis;

(l)	Intangible Assets. An adjustment of $198.3 million was recorded (for developed technology, customer relationships, trade name and in-process research and development (IPR&D) based on fair values determined by the Company. As part of its application of fresh start accounting, the Company allocated the reorganization value to its assets and liabilities, including intangible assets using: i) discounted cash flow methodology applied to its financial forecasts and also taking into consideration the enterprise value of the Successor based on the Bankruptcy Court approved enterprise value ranges and methodologies (see “Fresh Start Consolidated Balance Sheet” section of Note 2 for discussion of the enterprise value), and ii) Guideline Public Company (GPC) methodology, considering data from public companies deemed to be comparable to the Company to develop relevant market multiples which were then applied to the Company’s forecasts provided by Management to calculate its fair value. See Note 9 for further details;

(m)	Goodwill. An adjustment of $162.3 million was recorded to reflect the allocation of the reorganized enterprise value of the Successor in excess of the fair value of tangible and identified intangible net assets. See Note 8 for further details;

(n)	Accounts Payable and Other Accrued Liabilities. The increase of $25.4 million in Accounts Payable primarily related to the recording of a $25.2 million legal liability arising from the implementation of a new accounting policy upon the adoption of fresh start accounting, see Note 2 for further details. The increase of $19.8 million in other accrued liabilities was primarily due to $16.4 million of liabilities reclassified from deferred income, a $1.3 million increase to an existing liability which was previously discounted to its net present value (when the liability was deemed to be long term in previous accounting periods and which was deemed to be short term as of the Emergence Date) and a $1.4 million accrual for committed purchase orders to vendors;

(o)	Deferred Income. An adjustment of $39.5 million was recorded to reduce deferred income to the fair value of the Company’s related future performance obligations. Of the net fresh start adjustment of $47.5 million noted in (o) in the above table, $39.5 million related to deferred income as discussed above and $8.0 million related to other deferred revenue balances set-off against accounts receivable balances (see (r) below for details);

(p)	New Common Stock. All Old Common Stock of the Predecessor was cancelled and the Successor issued New Common Stock in accordance with the Plan. See Note 19 for further details;

(q)	Elimination of allowance for doubtful accounts (AFDA). Upon the adoption of fresh start accounting, all of the Predecessor’s reserves including AFDA are eliminated as the Successor commences operations as a new entity. Therefore, the remaining AFDA balance of $58.7 million prior to the adoption of fresh start accounting was eliminated by setting off the reserves against their original accounts receivable balances;

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In preparing the Consolidated Financial Statements for the Predecessor, the Company applied ASC 852 Reorganizations, which requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, professional fees associated with the Chapter 11 Cases and certain gains and losses resulting from reorganization of the Company’s business have been reported separately as reorganization items. In addition, interest expense for the Predecessor has been reported only to the extent that it was paid during the Chapter 11 Cases or that it was probable that it would be an allowed priority, secured, or unsecured claim under the Chapter 11 Cases. Interest income earned during the Chapter 11 Cases is reported as a reorganization item.

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

Fresh start accounting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to ASC 805 Business

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Combinations and ASC 820 Fair Value Measurements and Disclosures. The excess reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill on the Consolidated Balance Sheet. Deferred taxes were determined in conformity with ASC 740 Income Taxes. For additional information regarding the impact of fresh start accounting on the Company’s Consolidated Balance Sheet as of December 26, 2010, see Note 2 for further details.

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

Fiscal Year

The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. The years ended December 25, 2011, December 26, 2010 and December 27, 2009 consisted of 52 weeks each.

Principles of Consolidation

With the exception of Spansion Japan as described above, the consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries, and all intercompany accounts and transactions have been eliminated.

On August 8, 2011, the Company entered into a design services and purchase option agreement with a private semiconductor company which was determined to be a variable interest entity (“VIE”) of which the Company was the primary beneficiary in accordance with ASC Topic 810 Consolidation, because the Company had the power to direct the activities of the entity through the arrangements. Consequently, the results of operations and financial condition of the VIE has been included in the consolidated financial statements of the Company effective August 8, 2011. The non-controlling interests attributed to the VIE are presented as separate components of the Company’s Consolidated Statements of Operations and Consolidated Balance Sheet. The VIE’s financial statements are not significant to the Company’s consolidated financial statements for the period presented.

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The following describes activity in the accounts receivable allowance for doubtful accounts for the periods ended December 25, 2011, December 26, 2010, and May 10, 2010.

Period ended	Predecessor/ Successor	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
December 25, 2011	Successor	$326	$23	$(125)	$224
December 26, 2010	Successor	—	$465	$(138)	$326
May 10, 2010	Predecessor	$56,408	$2,251	$(58,659)	$—
December 27, 2009	Predecessor	$8,106	$48,524	$(222)	$56,408

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Until December 2008, Spansion Japan had one distributor. Spansion Japan’s sales to the distributor were governed by a distribution agreement, which provided that goods were on consignment until shipment to end customers. Revenue was recognized upon sale to the end customer when (i) there was evidence of an arrangement, (ii) delivery had occurred, (iii) pricing was determinable, and (iv) collections were assured. Inventory held on consignment by the distributor was included in the Company’s inventory.

In December 2008, Spansion Japan added a second distributor. Revenue was recognized when (i) the distributor re-sold the Company’s products to either end customers or sub-distributors with no stock rotation privileges, (ii) there was evidence of an arrangement, (iii) delivery had occurred, (iv) pricing was determinable and (v) collections were assured. The Company deferred the revenue recognition since it was not able to reasonably estimate the rate of returns or the pricing concessions that would be provided to the distributor for such sales. The Company recorded deferred income until revenue was recognized.

In February 2009, the Company amended its distribution agreement with its first distributor. As a result, the Company recorded revenue in the same manner applied to shipments to Spansion Japan’s other distributor. Revenue was recognized when (i) the distributor re-sold the Company’s products to either end customers or sub-distributors with no stock rotation privileges, (ii) there was evidence of an arrangement, (iii) delivery had occurred, (iv) pricing was determinable and (v) collections were assured. The Company deferred the revenue recognition since it was not able to reasonably estimate the rate of returns or the pricing concessions that would be provided to the distributor for such sales. The Company recorded deferred income until revenue was recognized.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost for the Predecessor and revalued at fair value on May 11, 2010 in accordance with fresh start accounting. Additions of property, plant and equipment for the Successor are stated at cost. Depreciation and amortization are provided on a straight-line basis over the existing useful lives of the assets. Estimated useful lives of property, plant and equipment for financial reporting purposes are as follows: machinery and equipment, two to seven years; buildings and building improvements, from five to twenty-six years; and leasehold improvements, the shorter of the remaining terms of the leases or the estimated economic

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

useful lives of the improvements. Pre-emergence fully depreciated assets were deemed to have useful lives of 12 months post-emergence.

Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets

The Company considers quarterly whether indicators of impairment of long-lived assets and intangible assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset, significant changes in the extent or manner in which an asset is used or an adverse change in our overall business climate. If these or other indicators are present, the Company tests for recoverability of the asset group. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. That assessment shall be based on the carrying amount of the asset group at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. The Company’s manufacturing processes are vertical in nature and it has multiple manufacturing and test facilities. As a result, the cash flows of the Company’s assets and liabilities below the entity level are not largely independent of one another and the Company concluded impairment should be evaluated at the single entity-wide asset group (i.e., consolidated Spansion). If the Company determines that the asset group is not recoverable, the Company will recognize an impairment loss based on the excess of the carrying amount of the assets over its respective fair value. Fair value is determined by discounted future cash flows, appraisals or other methods.

Intangible Assets

Intangible assets other than IP R&D include developed technology, customer relationships and trade name, which are amortized on a straight-line basis over periods ranging from seven to ten years. See Note 8 for further details. If an IPR&D project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed and sales of related product commenced. If an IPR&D project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is recorded in the period in which the impairment occurs.

Goodwill

Goodwill represents the allocated enterprise value in connection with fresh start accounting under ASC 852 and the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in connection with the acquisition of the Spansion Japan’s distribution business. In accordance with the provisions of ASC 350, Intangibles, Goodwill and Other, goodwill amounts are not amortized, but rather are tested for impairment at the reporting unit level at least annually, or more frequently if there are indicators of impairment present. The Company concluded impairment should be evaluated at the single entity-wide (i.e., consolidated Spansion) level. Refer to Note 8 for more information.

Foreign Currency Translation/Transactions

The functional currency of the Company and its foreign subsidiaries, except for Spansion Japan (which was deconsolidated on March 3, 2009) and Nihon Spansion Limited (which was incorporated in Japan in May 2010) is the U.S. dollar. Adjustments resulting from re-measuring foreign currency denominated transactions and balances of these subsidiaries, other than Spansion Japan and Nihon Spansion Limited, into U.S. dollars are included in the Consolidation Statement of Operations. Adjustments resulting from translating the foreign

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

currency financial statements of Spansion Japan (up to March 3, 2009) and Nihon Spansion Limited, for which the functional currency is the Japanese yen, into the U.S. dollar reporting currency were included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries were recorded in cost of sales in the Predecessor and in interest and other income (expense), net in the Successor. The aggregate exchange loss included in determining net loss was immaterial for all the periods presented.

Research and Development Expenses

The Company expenses research and development costs in the period in which such costs are incurred.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses were approximately $1.5 million for the year ended December 25, 2011, $0.7 million for the Successor period May 11, 2010 to December 26, 2010, $0.6 million for the Predecessor period December 28, 2009 to May 10, 2010, and $1.0 million for the year ended December 27, 2009.

Net Income (Loss) per Share

Basic and diluted net loss per share is computed based on the weighted-average number of common shares outstanding during the period.

For the Successor year ended December 25, 2011 and period ended December 26, 2010 and for the Predecessor year ended December 27, 2009, the Company excluded from its diluted per share computation approximately 1.4 million, 1.2 million and 19.2 million potential common shares issuable upon exercise of outstanding stock options, upon vesting of outstanding restricted stock units and upon conversion of the Exchangeable Senior Subordinated Debentures (in the Predecessor), as their inclusion would be anti-dilutive. For the Predecessor period ended May 10, 2010, the Company had net income and hence approximately 0.2 million of such shares were included in its diluted per share computation.

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

The Company must assess the likelihood that it will be able to recover its deferred tax assets. Unless recovery of these deferred tax assets is considered more likely than not, the Company must increase its provision for taxes by recording a charge to income tax expense, in the form of a valuation allowance against those deferred tax assets for which the Company does not believe it is more likely than not they will be realized. The Company considers past performance, future expected taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

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

Stock-Based Compensation

The Company estimates the fair value of its stock-based awards to employees using Black-Scholes option pricing model. Stock-based compensation expense recognized during a period is based on the higher of the grant-date fair value of the portion of share-based payment awards that is ultimately expected to vest, or actually vests, during the period. Compensation expense for all share-based payment awards is recognized using the straight-line attribution method reduced for estimated forfeitures.

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

The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for assets and liabilities categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from comparables or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. Please see Note 16 for further details on fair value measurement.

Estimates relating to Litigation Reserve

Upon emergence and as part of fresh start accounting, the Company adopted a litigation reserve policy whereby it records its estimates of litigation expenses to defend it over the course of a reasonable period of time, currently estimated at twelve months in accordance with the provisions of ASC 450 Contingencies. Judgment is necessary to estimate these costs and an accrual is made when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued a revised accounting standard intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether the two-step quantitative impairment test is necessary. This revised standard is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company will adopt the annual goodwill impairment assessment in fiscal 2012 and does not expect the adoption of this guidance to have a material impact on the results of operations or financial position.

In June 2011, the FASB amended its guidance regarding the presentation of comprehensive income in financial statements to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of the Company’s fiscal year ending December 30, 2012. Early adoption is permitted. The amendment will impact the presentation of the financial statements but will not impact the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with IFRS. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company’s interim reporting period ending March 31, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Balance Sheet Components

	Successor
	December 25, 2011	December 26, 2010
	(in thousands)
Account receivable
Accounts receivable, gross	$110,567	$166,301
Allowance for doubtful accounts	(224)	(326)

Account receivable, net	$110,343	$165,975

Inventories
Raw materials	$12,442	$16,537
Work-in-process	130,671	128,753
Finished goods	30,976	23,647

Inventories	$174,089	$168,937

Property, Plant and Equipment

	December 25, 2011	December 26, 2010
	(in thousands)
Land	$51,778	$51,778
Buildings and leasehold improvements	68,177	68,437
Equipment	309,288	242,240
Construction in progress	10,806	18,745
Accumulated depreciation and amortization	(230,822)	(121,260)

Property, plant and equipment, net	$209,227	$259,940

Depreciation expense was $124.9 million for the year ended December 25, 2011, $124.6 million for the Successor period May 11, 2010 through December 26, 2010, $42.2 million for the Predecessor period of December 28, 2009 to May 10, 2010 and $166.5 million for the Predecessor year ended December 27, 2009.

As of December 26, 2010, the gross amount of assets recorded under capital leases and accumulated amortization thereon was approximately $4.1 million and $3.0 million, respectively. The Company had no capital leases as of December 25, 2011.

Other accrued liabilities

	December 25, 2011	December 26, 2010
	(in thousands)
Litigation reserve (1)	$1,340	$43,034
Spansion Japan Global Settlement	$—	$10,000
Others	51,258	56,410

Other accrued liabilities	$52,598	$109,444

(1)	The litigation reserve as of December 25, 2011 decreased by $41.7 million when compared to December 26, 2010 primarily due to the settlement of the Samsung cases.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

5. Cash and Investments

Cash, cash equivalents and marketable securities consist of the following:

	As of December 25, 2011	As of December 26, 2010
	(in thousands)
Cash and cash equivalents:
Cash	$192,802	$133,041
Cash equivalents:
Money market funds	$1,172	$—
U.S. Government Securities	$—	$196,254
FDIC-insured certificates of deposits	$876	$—

	$194,850	$329,295

Short term investments
Commercial Papers	$24,963	$24,979
FDIC-insured certificates of deposits	$42,892	$—

	$67,855	$24,979

Our cash balances are held in numerous locations throughout the world but primarily held in the United States. As of December 25, 2011, we had cash, cash equivalents, and short-term investments of $252.2 million held within the United States and $10.5 million held outside of the United States.

Our cash balances are held in numerous locations throughout the world but primarily held in the United States. As of December 26, 2010, we had cash and cash equivalents of $320.2 million held within the United States and $9.1 million held outside of the United States. All securities other than the FDIC-insured certificates of deposit were designated as available-for-sale. FDIC-insured certificates of deposits are held to maturity. Gross unrealized gains and losses on cash equivalents and short term investments were not material at December 25, 2011 and December 26, 2010.

6. Equity Incentive Plan and Stock-Based Compensation

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

The aggregate number of shares of New Common Stock which may be issued or transferred pursuant to equity awards under the 2010 Plan is the sum of (i) 6,580,240 (provided that the aggregate number of shares of New Common Stock which may be issued or transferred pursuant to Full Value Awards, as defined in the Plan is 3,290,120) and (ii) an annual increase on the first day of each year beginning in 2011 and ending in 2015, equal to the least of (A) seven million (7,000,000) shares; (B) a percentage of the shares of New Common Stock

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year as follows: 7 percent or 4,321,911 shares for the increase made on January 1, 2011, 6 percent for the increase made on January 1, 2012, 4.5 percent for the increase to be made on January 1, 2013 and 3.5 percent for the increases to be made thereafter; and (C) such smaller number as may be determined by the Board prior to the first day of such year.

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

The 2010 Plan provides that grants of incentive stock options may only be granted to employees of the Company or its subsidiaries. Grants of non-qualified options and RSUs may be awarded to an officer or employee, a consultant or advisor, or a director of the Company or its subsidiaries. The exercise price of each stock option shall not be less than 100 percent of the fair market value of the New Common Stock on the date of grant or not less than 110 percent if such stock option is granted to a person who has more than 10 percent of the total combined voting power of all classes of stock of the Company or any subsidiary. The 2010 Plan also provides for the issuance of performance-based RSU (key executive RSU) awards, which the Company issued to certain senior executives.

Under the 2010 Plan, one third of the shares subject to stock options excluding stock options granted to non-employee directors vest on the anniversary of the grant date, and 1/36 of the shares vest each month for the next two years for all grants. For non-employee directors, one twelfth of the shares subject to stock options vest on a quarterly basis over three years. All stock options expire if not exercised by the seventh anniversary of the grant date. Annual RSU awards for certain senior officers and employees vest in four substantially equal annual installments on the last trading day in January of each year following the grant date. Ten percent up to a maximum of 100 shares of the RSU awards granted to the employees in the U.S. on May 10, 2010, excluding the executive officers, vested immediately. For non-employee directors, one twelfth of the RSU awards granted vest on a quarterly basis over three years. For new hire RSU awards, one fourth of the shares vest on each anniversary of the grant date. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated or forfeited, or fail to vest will again be available for grant under the 2010 Plan.

The key executive RSU awards have a four-year performance period, with 25% of each target award (base shares) subject to performance goals in each of the four fiscal years following the date of grant. A minimum of 50% and a maximum of 150% of base shares vest over a four-year period, subject to performance. If the performance goals are not met in a particular year, the shares will be carried forward and will be forfeited if not earned by the last performance year. If performance is above target in a particular year, base shares earned will be accelerated after shares carried forward from prior years are used.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Valuation and Expense Information

The following table sets forth the total recorded stock-based compensation expense by financial statement caption for the Successor (2010 Plan) and the Predecessor (2005 Plan, 2007 Plan, Saifun 2003 Plan, Saifun Semiconductor Ltd. 2001 Share Option Plan and Saifun Semiconductor Ltd. 1997 Share Option Plan), resulting from the Company’s stock options and RSU awards for the years ended December 25, 2011, December 26, 2010, and December 27, 2009.

	Year Ended December 26, 2010
	Successor	Successor	Predecessor	Predecessor
	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010 (1)	Year Ended December 27, 2009
			(in thousands)
Cost of sales	$3,152	$3,161	$346	$2,718
Research and development	4,472	1,520	683	3,684
Sales, general and administrative	11,573	3,642	566	6,016
Expense on forfeiture and cancellation of old equity incentive plans	—	—	5,457	—

Stock-based compensation expense before income taxes	19,197	8,323	7,052	12,418
Income tax benefit	—	—	—	—

Stock-based compensation expense after income taxes	$19,197	$8,323	$7,052	$12,418

(1)	May 10, 2010 is the date on which all old equity incentive plans were cancelled and the 2010 Plan took effect.

The weighted average fair value of the Company’s stock options granted in the Successor under the 2010 Plan was $8.62 per share during fiscal 2011 and $5.21 per share during fiscal 2010. The fair value of each stock option was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions:

	Weighted Average for the Year Ended December 25, 2011	Weighted Average for the period from May 10, 2010 to December 26, 2010
Expected volatility	56.18%	55.44%
Risk-free interest rate	1.45%	1.76%
Expected term (in years)	4.3	4.3
Dividend yield	0.00%	0.00%

The Company’s dividend yield is zero because it has never paid dividends and does not have plans to do so over the expected life of the stock options. As the Company was considered a new public company upon emergence from the Chapter 11 cases, the Predecessor volatility was not relevant and the Company used the weighted average of the historical and implied volatilities from peer companies who are in the same industry sector and have similar characteristics and the Successor’s volatility since May 18, 2010 to estimate the expected volatility over the option expected term. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with a remaining term equal to the expected stock option life. The expected term is based on the “simplified method” for developing the estimate of the expected life of a “plain vanilla” stock option. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates, in order to arrive at the Company’s best estimate of

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

awards ultimately expected to vest. The Company estimated forfeitures based on historical experience related to its own stock-based awards granted subsequent to emergence from Chapter 11 in May 2010, adjusted to exclude recent restructuring activity.

As of December 25, 2011, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $43.7 million after reduction for estimated forfeitures. Such stock options and RSU awards will generally vest over an estimated weighted average amortization period of 1.96 years and 2.39 years as of December 25, 2011 respectively.

Shares Available to Grant

The numbers of shares of New Common Stock available for grant at December 25, 2011 under the 2010 Plan are shown in the following table:

Number of shares available for grant:
Shares reserved for grant under the 2010 Plan as of December 26, 2010	511,731
Annual increase for 2011 under the 2010 Plan	4,321,911
Stock options granted through December 25, 2011, net of forfeitures	(1,779,266)
RSU awards granted through December 25, 2011, net of forfeitures	(763,988)
Key executive RSU awards granted through December 25, 2011 net of forfeitures	(140,034)

Shares available for grant under the 2010 Plan as of December 25, 2011	2,150,354

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activities and related information under the 2010 Plan for the periods presented:

	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of May 10, 2010	—	$—	—	$—
Granted	3,193,436	$10.91	—	$—
Forfeited	(165,493)	$10.51	—	$—
Exercised	—
Outstanding as of December 26, 2010	3,027,943	$10.93	6.40	$27,875
Granted	2,490,610	$18.75	—	$—
Forfeited	(711,344)	$14.21	—	$—
Exercised	(511,415)	$10.51	—	$4,681

Outstanding as of December 25, 2011	4,295,794	$14.97	5.65	$—

Exercisable as of December 25, 2011	1,124,577	$11.63	4.79	$—

No income tax benefit was realized from stock option exercises for fiscal 2011 and 2010. Total fair value of options vested was $8.6 million for fiscal 2011 and was immaterial for fiscal 2010

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes RSU award activities and related information for the periods presented:

	Shares	Fair Value
Unvested as of May 10, 2010	—	$—
Granted	1,998,565	$11.07
Forfeited	(85,514)	$10.51
Vested	(71,492)	$10.51

Unvested as of December 26, 2010	1,841,559	$11.12

Granted	1,160,345	$19.17
Forfeited	(396,357)	$13.78
Vested	(462,512)	$11.32

Unvested as of December 25, 2011	2,143,035	$14.94

The following table summarizes key executive RSU award activities and related information for the periods presented:

	Number of Shares	Weighted- Average Grant-date Fair Value
Outstanding as of May 10, 2010	—	$—
Granted	1,193,621	$10.51
Forfeited	(66,106)	$10.51
Vested	(500)	$10.51

Unvested as of December 26, 2010	1,127,015	$10.51
Granted	376,000	$19.64
Forfeited	(235,966)	$11.90
Vested	(297,093)	$10.51

Unvested as of December 25, 2011	969,956	$13.71

Key executive RSUs granted during the fiscal year ended December 25, 2011 and the Successor period from May 10, 2010 to December 26, 2010 had both service conditions and certain performance conditions, relating to annual revenue and operating margin, for vesting. As of December 25, 2011, due to the non-achievement of certain performance conditions, only 50 percent of the key executive RSU awards based on service vested on January 31, 2012.

For key executive RSU grants made during the Successor period from May 10, 2010 to December 26, 2010, performance conditions were fully met and 100 percent of annual base shares vested on January 31, 2011 for the key executives that were still employed by the Company.

Predecessor

Plan Descriptions

Under the Plan and upon the Company’s emergence from Chapter 11 Cases on the Emergence Date, the Predecessor’s equity plans as described below were cancelled.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

2005 Equity Incentive Plan

In fiscal 2005, the Company’s stockholders approved the Spansion Inc. 2005 Equity Incentive Plan (the 2005 Plan) under which 9,500,000 shares of Common Stock had been reserved and made available for issuance in the form of equity awards, including incentive and nonqualified stock options and restricted stock unit (RSU) awards.

Grants could be awarded to an officer or employee, a consultant or advisor, or a non-employee director of the Company or its subsidiaries; provided that, the incentive stock options granted under the 2005 Plan could be granted only to employees of the Company or its subsidiaries. The exercise price of each incentive stock option was required to be not less than 100 percent of the fair market value of the Company’s Common Stock on the date of grant (not less than 110 percent if such stock option was granted to a person who had more than 10 percent of the total voting power of all classes of the Company’s stock).

The maximum term of any stock option granted under the 2005 Plan was 10 years from the date of grant and the exercise price of each option was determined under the applicable terms and conditions as approved by the Compensation Committee.

On May 29, 2007, the Company’s stockholders approved the Spansion Inc. 2007 Equity Incentive Plan (the 2007 Plan) (see below); at that time, the Company discontinued granting awards under the 2005 Plan.

2007 Equity Incentive Plan

On May 29, 2007, the Company’s stockholders approved the Spansion Inc. 2007 Equity Incentive Plan (the 2007 Plan). Grants could be awarded to an officer or employee, a consultant or advisor, or a non-employee director of the Company or its subsidiaries. Stock options and RSU awards issued under the 2007 Plan generally vested 25 percent after one year, and the balance vested ratably on a quarterly basis over the following three years and expired if not exercised by the seventh anniversary of the grant date. RSU awards had no exercise price or expiration date. Shares that were subject to or underlie awards that expired or for any reason were cancelled, terminated or forfeited, or failed to vest after implementation of the 2007 Plan were again available for grant under the 2007 Plan.

The maximum number of shares of the Company’s Common Stock that could be issued or transferred pursuant to awards under the 2007 Plan equaled the sum of: (1) 6,675,000 shares, plus (2) the number of shares that were available for award grant purposes under the 2005 Plan as of May 29, 2007, plus (3) the number of any shares subject to stock options and restricted stock or RSU awards granted under the 2005 Plan and outstanding as of May 29, 2007 which expired, or for any reason were cancelled or terminated, after that date without being exercised or paid. As of May 29, 2007, approximately 920,523 shares were available for award grant purposes under the 2005 Plan, and approximately 7,091,852 shares were subject to options and restricted stock or RSU awards then outstanding under the 2005 Plan.

Saifun Semiconductors Ltd. Employee Share Option Plans (Saifun Option Plans)

The Company assumed all outstanding option shares under the Saifun 1997, 2001 and 2003 plans (Saifun Option Plans), which were converted into options to purchase shares of the Company’s Common Stock. Each option share assumed continued to have, and be subject to, the same terms and conditions of such options immediately prior to the acquisition date.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

For options granted under the Saifun Option Plans, the exercise period could not exceed 10 years from the date of grant. Options were granted with an exercise price equal to the market price of the stock at the date of grant or at a lower price as determined by the compensation committee of the board of directors at the date of grant. Prior to the Acquisition, option awards vested over a period of up to five years; restricted stock unit and option awards granted after the Acquisition vested over a period of up to four years. Awards granted under any of the Saifun Option Plans from the inception of the Saifun 2003 Plan through the Acquisition that were forfeited or cancelled reverted to the Saifun 2003 Plan reserve. Future awards granted under the Saifun 2003 Plan that were forfeited or cancelled would also revert to that plan’s reserve.

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

As of December 27, 2009, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $13.0 million after reduction for estimated forfeitures, and such stock options and RSU awards would have vested ratably through 2012.

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activities and related information under Spansion Plans and Saifun Option Plans for the period presented:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options:
Outstanding as of December 28, 2008	9,779,397	$4.85	6.42	$675
Cancelled	(3,084,126)	$3.95	—	$—
Exercised	(197,951)	$0.03	—	$—

Outstanding as of December 27, 2009(1)	6,497,320	$5.42	4.77	$137

Exercisable as of December 27, 2009(2)	4,033,620	$7.03	3.86	$57

(1)	The number of options outstanding as of December 27, 2009 includes 349,090 shares of options held by Spansion Japan employees.
(2)	The number of options exercisable as of December 27, 2009 includes 284,473 shares of options held by Spansion Japan employees.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.10 as of December 24, 2009, the last trading day prior to December 27, 2009, which would have been received by the stock option holders had all stock option holders exercised their stock options as of that date.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes RSU award activities and related information for the period presented:

	Number of Shares	Weighted- Average Grant-date Fair Value
Restricted Stock Units:
Unvested as of December 28, 2008	3,300,565	$6.69
Cancelled	(1,316,748)	$6.33
Vested	(1,026,884)	$8.35

Unvested as of December 28, 2009 (1)	956,933	$5.41

(1)	The number of RSUs unvested as of December 27, 2009 includes 73,358 shares held by Spansion Japan employees.

7. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.

Concentration of credit risk with respect to trade receivables exists because the Company sold a significant portion of its products to one customer which comprised of approximately 40 percent of the total consolidated trade accounts receivable balance as of December 25, 2011 and 38 percent of the total consolidated trade accounts receivable balance as of December 26, 2010.

8. Intangible Assets and Goodwill

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews goodwill for impairment at least annually on November 30 of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

ASC 350 requires the Company to perform a two-step method for determining goodwill impairment in accordance with applicable accounting literature. Step one is to compare the fair value of the reporting unit with the reporting unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. The Company concluded impairment should be evaluated at the single entity-wide (i.e., consolidated Spansion) level. The Company determines the fair value of its single reporting unit using a combination of the income approach, which utilizes a discounted cash flow (DCF) methodology, and the Company’s market capitalization adjusted for a control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of the company’s common stock over a 10-day period before and a 10-day period after each assessment date. The Company uses this 20-day duration to consider inherent market fluctuations that may affect any individual closing price. Market capitalization alone does not fully capture the fair value of the business as a whole, or the value that an acquirer would obtain from its ability to obtain control of the business. As such, in determining fair value, the Company adds a control premium which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to the company to the market capitalization.

The material assumptions used in performing the valuation for the reporting unit were the forecasted revenue growth for the reporting unit, the discount rate, and the control premium. The Company considered

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

historical revenue growth rates and current market conditions when determining the revenue growth rates used in its analysis. The discount rate applied to the estimated future cash flows is based on the weighted average cost of capital (WACC) for the entire entity. The WACC takes into account both the pre-tax cost of debt and cost of equity. This resulted in a discount rate for the November 30, 2011 goodwill impairment test of 11.8%. To determine the control premium, the Company evaluated its historical stock price volatility, historical purchase premiums for similar industries and historical purchase premiums for comparable companies. The control premium was determined to be 30%.

As a result of performing Step one of the goodwill impairment test as required by ASC 350, enterprise fair value was determined to be 18% in excess of the carrying value. Accordingly, no goodwill impairment was recorded for fiscal 2011.

The changes in the carrying amount of goodwill for the year ended December 25, 2011, are as follows:

Total ($’000’s)
Predecessor:
Goodwill as of December 27, 2009	—
Goodwill as of May 10, 2010	—
Successor:
Fresh start adjustments	162,253
Goodwill as of May 11, 2010	162,253
Translation (loss)/gain	285
Correction of reorganization value	(12,500)
Acquisition of Spansion Japan distribution business	3,300

Goodwill as of December 26, 2010	153,338
Goodwill from consolidation of variable interest entity	5,155
Adjustment to fresh start accounting	8,598
Translation (loss)/gain	128

Goodwill as of December 25, 2011	167,219

On August 8, 2011, the Company entered into a design services and purchase option agreement with a private semiconductor company which was determined to be a variable interest entity (“VIE”) of which the Company was the primary beneficiary in accordance with ASC Topic 810 “Consolidation,” because the Company had the power to direct the activities of the entity through the arrangements. Consequently, the results of operations and financial condition of the VIE has been included in the consolidated financial statements of the Company effective August 8, 2011. The Company applied purchase accounting rules in accordance with ASC 805 and determined that the VIE had goodwill of $5.2 million and intangible assets of $3.0 million.

During the first quarter of 2011, the Company identified certain errors totaling $9.2 million related to adjustments at Fresh Start and uncertain income tax positions taken in some of its foreign locations affecting the periods prior to May 10, 2010 (Predecessor periods). The Company assessed the errors individually and in the aggregate, and concluded that such errors were not material to those periods and to the expected results for the year ended December 25, 2011. Accordingly, the correction of the adjustments on our Fresh start date and for Predecessor periods were recorded as adjustments to increase liabilities and Goodwill.

As part of its application of fresh start accounting, the Company allocated the reorganization value to its assets and liabilities, including intangible assets using discounted cash flow methodology applied to its financial

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

forecasts and also taking into consideration the enterprise value of the Successor based on the Bankruptcy Court approved enterprise value ranges and methodologies and Guideline Public Company methodology, considering data from public companies deemed to be comparable to the Company to develop relevant market multiples which were then applied to the Company’s forecasts provided by Management to calculate its fair value.

Goodwill included $3.3 million arising from the acquisition of the Spansion Japan distribution business (See Note 2) as of May 24, 2010.

Intangible assets at December 25, 2011 and December 26, 2010 are as follows:

	Successor
	December 25, 2011	December 26, 2010
	(in thousands)
Developed technology	$100,167	$65,900
Customer relationships	94,227	93,348
Trade name	8,374	8,200

Total amortizable intangible assets	$202,768	167,448
Less: Accumulated Amortization	(36,256)	(12,715)

Intangible assets , net	$166,512	154,733
IPR&D	11,209	43,000
Goodwill	167,219	153,338

Intangible assets and goodwill net	$344,940	351,071

Customer relationships (which is amortized over a useful life of ten years) included $10.1 million of intangibles assets arising from the acquisition of the Spansion Japan distribution business (See Note 2) as of May 24, 2010. The consolidation of a variable interest entity on August 8, 2011, increased customer relationships, trade name and developed technology by $0.4 million, $0.2 million and 2.5 million, respectively.

Intangible Assets Arising from Fresh Start Accounting

The Company determined the fair value of the Company’s intangible asset classes using the income approach (which utilizes the discounted cash flow (DCF) methodology) as follows:

The DCF methodology included the use of financial projections for fiscal 2012 through fiscal 2018. For this analysis, cash flows are net of requirements for future working capital and capital expenditures.

Under the income approach, using DCF analysis, the Company specifically employed the excess earnings method (EEM) and relief-from-royalty method (RRM) and selected the most appropriate methodology to value its intangible assets as described below.

The EEM is commonly used to value intangible assets when revenue and earnings attributed to those assets can be readily determined. This valuation technique produces the value of an asset using the discounted future earnings specifically attributed to that asset (i.e., in excess of returns for other assets that contributed to those earnings). Using this method, the value of an asset is a function of the projected revenue and earnings generated by the asset, the expected economic life of the asset, the contributory asset charges that would be paid to the requisite operating assets, and a discount rate that reflects the level of risk associated with receiving future cash flows.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The RRM is commonly used to value intangible assets that may be licensed to third parties, such as trade names. This valuation technique is based on the premise that in lieu of ownership of the asset, a firm would be willing to pay a royalty to a third party for the use of that asset; the owner of the asset is therefore spared this cost. The value of the asset is estimated by this cost savings, or the relief from the royalty that would otherwise be paid. Using this method, the value of an asset is a function of: the projected revenue attributable to the products and/or services utilizing the asset; the expected economic life of the asset; the royalty rate (as a percent of revenue) that would hypothetically be charged by a licensor of the asset to an unrelated licensee; and a discount rate that reflects the level of risk associated with receiving future cash flows (cost savings) attributable to the asset.

Set forth below is a summary of the intangible assets that the Company valued along with the significant assumptions utilized within the DCF methodology.

Developed Technology (RRM)

The Company valued its developed technology by referencing the amount of royalty revenue that could be generated if it was licensed to a third party in an arm’s-length transaction. The Company determined that the appropriate royalty rate for its developed technology would be 4.0% based on comparable royalty agreements. The royalty rate was then tax affected based on an effective tax rate of 40.0% to derive a 2.4% after-tax royalty rate. The royalty revenue projections associated with the developed technology were estimated from product sales relating to 90nm, 110nm, 130nm, 170nm, 200nm, 230 nm and 320nm process technologies. The Company also included 35% of the revenue forecasted for product sales with 65nm density, as revenues from products relating to that specific process technology were partially leveraged from the developed technology. The Company estimated the remaining economic life of the developed technology at 4 to 6 years and applied a discount rate of 13.5% in the DCF model, a rate similar to the Company’s internal rate of return, as it determined that the risks associated with the developed technology were similar to the risks of the overall business.

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In-Process Research and Development (IPR&D)

As part of the application of fresh start accounting, approximately $43 million was allocated to IPR&D, which included projects that had not reached technological feasibility and had no alternative future use at the time of the valuation. These projects related to the development of process technologies to manufacture flash memory products based on 65 nanometer process technology and primarily included certain new products from the GL and FL product families.

During fiscal 2011, $31.8 million of the total capitalized IPR&D of $43 million relating to GL NOR Flash memory projects reached technological feasibility and were transferred to developed technology. Amortization of approximately $2.7 million was recorded in fiscal 2011 for this developed technology. The Company expects the remaining projects (relating to the development of process technologies to manufacture flash memory products associated with GL and FL product families) to attain technological feasibility and commence commercial production by the first half of fiscal 2012.

The values assigned to IPR&D were determined using a discounted cash flow methodology, specifically an excess earnings approach, which estimates value based upon the discounted value of future cash flow expected to be generated by the in-process projects, net of all contributory asset returns. The approach includes consideration of the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products.

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Additional data regarding these projects, including the percentage complete at acquisition (emergence) date and the timeframe in which the Company anticipates benefiting from the projects, are as set forth below:

Product Family	Project Number	% Complete at Acquisition Date	% Complete as of Dec 25, 2011	Anticipated Completion Date	Anticipated Revenue Start
GL-S	98661	40%	100%	Completed	Q2 ‘11
	98290	10%	100%	Completed	Q2 ‘11
	98223	5%	100%	Completed	Q3 ‘11
	98410	5%	100%	Completed	Q4 ‘11
	98741	3%	100%	Completed	Q3 ‘11

FL-S	98289	3%	90%	2/2012	Q1 ‘12
	98222	20%	100%	Completed	Q1 ‘12
	98740	5%	100%	Completed	Q1 ‘12

The estimated future amortization expenses for our intangible assets arising from fresh start accounting are summarized below (in thousands):

Estimated Future Amortization
(In thousands)
Fiscal 2012	$28,971
Fiscal 2013	27,242
Fiscal 2014	27,242
Fiscal 2015	27,242
Fiscal 2016	27,526
Fiscal 2017 and beyond	39,498

Total	$177,721

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Intangible asset amortization expense was $23.5 million in the year ended December 25, 2011, $12.3 million in the Successor period of May 11, 2010 to December 26, 2010, $0.1 million in the Predecessor period of December 28, 2009 to May 10, 2010 and $0.3 million in the Predecessor for the year ended December 27, 2009. Other intangible assets are included in other assets on the consolidated balance sheets.

9. Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets

The Company considers quarterly whether indicators of impairment of long-lived assets and intangible assets are present. During fiscal 2011, we tested our long-lived assets for recoverability because we believed that the downturn in the wireless market and the decision to close our facility in Kuala Lumpur were indicators of impairment. In accordance with the guidance in ASC 360 Property, Plant, and Equipment, an impairment loss shall be recognized only if the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. That assessment shall be based on the carrying amount of the asset group at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. The Company’s manufacturing processes are vertical in nature and it has multiple manufacturing and test facilities. As a result, the cash flows of the Company’s assets and liabilities below the entity level are not largely independent of one another and the Company concluded impairment should be evaluated at the single entity-wide asset group (i.e., consolidated Spansion). The Company compared the undiscounted cash flows from the use and eventual disposition with the carrying amount at the entity level. The result was a recovery that was greater than the carrying value. Accordingly, the Company did not record an impairment charge in fiscal 2011.

Prior to performing the asset recovery test discussed above, for the year ended December 25, 2011, the Company recorded impairment charges of approximately $19.5 million primarily due to the disposal of assets previously held for sale and other tools not in service, as well as impairment of certain prepayments to vendors.

The Company did not record any impairment charges as there are no impairment triggers for the Predecessor period from December 28, 2009 to May 19, 2010 or the Successor period from May 11, 2010 to December 26, 2010.

For the year ended December 27, 2009, the Company recorded an impairment charge of approximately $12.5 million primarily due to impairment of its equity investment and a loan to an investee.

10. Related Party Transactions

Spansion Japan

As discussed in Note 3, in the section entitled, “Basis of Presentation,” despite its 100 percent equity ownership interest in Spansion Japan, the Company had not included Spansion Japan in its consolidated financial statements since March 3, 2009, because it no longer controlled Spansion Japan due to the appointment of a trustee in the Spansion Japan Proceeding. Since that date, the Company had accounted for its interest in Spansion Japan as a cost basis investment and treated Spansion Japan as a related party for financial reporting purposes. Effective June 27, 2010, Spansion Japan’s POR was confirmed by the Tokyo District Court. The POR provided for Spansion Japan to redeem shares held by its shareholders without consideration, cancel such shares and issue new shares to unsecured creditors. The redemption, cancellation and new issuance were completed effective September 28, 2010. Thereafter, the Company had no equity ownership of Spansion Japan and Spansion Japan is no longer a related party to the Company.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

On February 2, 2010, the Company and Spansion Japan entered into a foundry agreement whereby the Company agreed to purchase from Spansion Japan: (i) a minimum of $110.2 million worth of wafers over six quarters beginning with the first quarter of 2010 and ending with the second quarter of 2011; and (ii) minimum sort services of $7.7 million for the first quarter of 2010 and $8.9 million for each quarter from the second quarter of 2010 to the second quarter of 2011, with both sort services and wafer production subject to normal and customary foundry performance conditions. This agreement replaced an earlier foundry agreement whereby Spansion Japan manufactured wafers for the Company based on a five-quarter rolling production forecast and in exchange, the Company reimbursed Spansion Japan for its manufacturing cost, plus a surcharge of 6 percent. The Company’s motion to reject the earlier foundry agreement was approved by the U.S. Bankruptcy Court on November 19, 2009.

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

On November 8, 2011, as part of the Company-wide cost reduction program and effort to improve utilization of its internal wafer fabrication facility, the Company amended the foundry agreement with TI to (i) reduce the wafer purchase commitment to a minimum of $27.3 million worth of wafers over two quarters, beginning with the fourth quarter of 2011 and ending with the first quarter of 2012, and (ii) reduce the minimum sort fee to $6.0M for the fourth quarter of 2011. There would be no minimum commitments on wafer purchases or sort services after the obligations in (i) and (ii) are met.

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

The Company did not have significant transactions and account balances directly with Fujitsu following the deconsolidation of Spansion Japan, which was effective March 3, 2009 until Fujitsu ceased to be a related party on May 10, 2010. The following table presents the significant related party transactions between the Company and Fujitsu for the year ended December 27, 2009.

Year Ended December 27, 2009
(in thousands)
Net sales to Fujitsu	$50,208
Inventory and cost of sales:
Other purchases of goods and services from Fujitsu and rental expense to Fujitsu	$11,617
Subcontract manufacturing and commercial die purchases from Fujitsu	569
Wafer purchases, processing and sort services from Fujitsu	6,096
Net gain recognized on sale of assets to Fujitsu on April 2, 2007	(3,075)
Reimbursement on costs of employees seconded to Fujitsu	(2,633)
Equipment rental income from Fujitsu	(186)
Administrative services income from Fujitsu	(68)

$12,320

Service fees to Fujitsu:
Sales, general and administrative	$110

Service fees to Fujitsu	$110

The Company entered into a five-year License Settlement Agreement with Fujitsu on September 11, 2008, whereby the Company pays quarterly royalties based on a certain percentage of sales of the Company’s Flash memory products to Fujitsu under the distribution agreement with Fujitsu (minus sales by Fujitsu to the Company of wafers which are incorporated into the said Flash memory, subject to a maximum amount of $10 million over the five-year term. These royalty payments are recognized in cost of sales in the Company’s consolidated statements of operations.

Silver Lake Sumeru Fund, L.P.

SLS Spansion Holdings, LLC and its affiliates are holders of greater than 10 percent of the Company’s voting securities as of December 25, 2011 and two affiliates of Silver Lake Sumeru Fund L.P. are members of the Company’s Board of Directors. On April 30, 2011, the Company entered into a purchase agreement with SL

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Capital Appreciation Fund, L.L.C., Silver Lake Sumeru Fund, L.P. and Silver Lake Credit Fund, L.P. (collectively, the “Sellers”) to purchase all rights with respect to certain claims against the Debtors under the Chapter 11 Cases held by the Sellers that will be settled with Spansion common shares. The aggregate purchase price paid by Spansion for all rights was approximately $29.0 million and was recognized in stockholder’s equity as a component of additional paid in capital.

The purchase agreement and the transactions thereunder were approved by the non-interested directors of the Company’s Board and also by an order of the Bankruptcy Court under the Chapter 11 Cases on May 31, 2011.

11. Financial Instruments

Cash equivalents and short term investments held by the Company included investments in FDIC-insured deposits of approximately $42.9 million and commercial paper of approximately $25.0 million as of December 25, 2011, and U.S. Treasury bills of approximately $130.0 million as of December 26, 2010. Amortized cost of FDIC-insured deposits and commercial paper approximated fair value. See Note 16 for further details on fair value of commercial paper.

Fair Value of Other Financial Instruments not carried at Fair Value

Substantially all of the Company’s long-term debt is traded in the market and the fair value in the table below is based on the quoted market price as of December 25, 2011 and December 26, 2010. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	December 25, 2011		December 26, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Debt traded in the market :
Term Loan	$249,181	$246,066	$251,750	$254,582
Senior Unsecured Notes	200,000	179,000	200,000	200,000
Debt not traded in the market	2,317	2,317	3,159	3,159

Total Debt Obligations	$451,498	$427,383	$454,909	$457,741

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

During the third quarter of fiscal 2010, the Company entered into a hedging arrangement with a financial institution to hedge the variability of interest payments attributable to fluctuations in the LIBOR benchmark interest rate relating to the interest payments under the Term Loan. The Company entered into a $250 million

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

interest rate swap which effectively converted $250 million of the variable interest rate obligation to a fixed interest rate obligation and is accounted for as a cash flow hedge in accordance with ASC Topic 815 Derivatives and Hedging. Under terms of the swap agreements, the Company pays the independent swap counterparty a fixed rate of 2.42 percent and, in exchange, the swap counterparty pays the Company an interest rate equal to the floor rate of 2 percent or three-month LIBOR, whichever is higher. These swap agreements effectively fixed the interest rate at 7.92 percent through 2013 for the $250 million on term loan facility.

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

As of November 9, 2010, due to the amendment of the Term Loan, the critical terms of the swaps and the Term Loan were no longer matched. Accordingly, the swaps no longer qualified as a cash flow hedge under ASC Topic 815 Derivatives and Hedging. However, the interest rate swaps remained in place as of December 25, 2011. As a result, the mark-to-market of the swaps has been reported as a component of interest expense since the fourth quarter of fiscal 2010. The Company has approximately $249.2 million outstanding under the Term Loan as of December 25, 2011. The Company has recorded approximately $1.3 million and $1.3 million in interest expenses related to the swaps for the year ended December 25, 2011 and for the Successor period from May 11, 2010 to December 26, 2010, respectively. There was no interest rate swap in the Predecessor period.

The location and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheet as of December 25, 2011 and December 26, 2010 were as follows:

	Balance Sheet Location	December 25, 2011	December 26, 2010
		(in thousands)
Interest Rate Swap	Other Current Liabilities and Other Liabilities	$1,443	$1,180

12. Warranties and Indemnities

The Company generally offers a one-year limited warranty for its Flash memory products. The Company accrues for warranty expense based on historical data and for specific known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Changes in the Company’s liability for product warranty during the years ended December 25, 2011, December 26, 2010, and December 27, 2009 are as follows:

	Year Ended December 26, 2010
	Successor	Successor	Predecessor	Predecessor
	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009
			(in thousands)
Balance, beginning of period	$3,967	$4,661	$4,872	$3,004
Provision for warranties issued	3,573	3,323	2,403	4,442
Settlements	(4,215)	(2,328)	(1,100)	(1,564)
Changes in liability for pre-existing warranties during the period	(788)	(1,689)	(1,514)	(1,010)

Balance, end of period	$2,537	$3,967	$4,661	$4,872

Spansion Inc.

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

13. Debt and Capital Lease Obligations

The following table summarizes the Company’s debt and capital lease obligations at December 25, 2011 and December 26, 2010:

	December 25, 2011	December 26, 2010
	(in thousands)
Debt obligations:
Term Loan	247,082	251,750
Senior Unsecured Notes	200,000	200,000
Obligations under capital leases	—	3,159
China Working Capital loan facility	2,317	—

Total debt and capital lease obligations	449,399	454,909
Less: current portion	4,222	13,689

Long-term debt and capital lease obligations	$445,177	$441,220

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

During the third quarter of fiscal 2010, the Company entered into a hedging arrangement with a financial institution to hedge the variability of interest payments attributable to fluctuations in the LIBOR benchmark interest rate relating to the interest payments under the Term Loan. The Company entered into a $250 million interest rate swap where it pays the independent swap counterparty a fixed rate of 2.42 percent and, in exchange, the swap counterparty pays the Company an interest rate equal to the floor rate of 2 percent or three-month LIBOR, whichever is higher. These swap agreements effectively fixed the interest rate at 7.92 percent through 2013 for the $250 million term loan facility.

On November 9, 2010, Spansion LLC amended its Term Loan agreement, among other things, including allowing issuance of the $200 million Notes, reduction in interest rates (see below), removing the requirement of maintaining interest rate hedging arrangements and amending its financial covenants of (i) a minimum consolidated interest coverage ratio from 3.75 to 1.0 to 3.50 to 1.0; (ii) a maximum leverage ratio from 2.50 to 1.0 until September 25, 2011 and 2.0 to 1.0 thereafter to 3.00 to 1.0; and (iii) maximum permitted capital expenditures from $75 million in 2010, $100 million in 2011 and $125 million in 2012 and each fiscal year thereafter to $150 million during each fiscal year. Furthermore, any capital expenditure amount not expended in

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

the fiscal year for which the Company is permitted may be carried over for expenditure in the succeeding fiscal year in an amount not to exceed $40 million in any fiscal year. The Company also obtained a waiver to a mandatory prepayment requirement that it uses 50 percent of the net proceeds received from the sale of shares of the Class A common stock in November 2010 (the Stock Offering) to pay down the Term Loan. Due to the amendment of the term loan (see above), the critical terms of the swap and the Term Loan were no longer matched and the hedge was rendered ineffective. As a result, the hedge has been de-designated as a cash flow hedge in accordance with ASC Topic 815 Derivatives and Hedging, and the mark-to-market of the swap has been reported as a component of Interest expense beginning in the fourth quarter of fiscal 2010. See Note 11 for further details.

The Term Loan is collateralized by the assets of the Company including, among other items, a first priority lien on property, plant and equipment and inventory, and a second priority lien on account receivables and cash. Based on certain agreed upon thresholds, the Term Loan will require net cash proceeds from asset sales or other dispositions of property, extraordinary cash receipts, and other future cash flows to be used to prepay the outstanding balance of the loan. Voluntary prepayments of borrowings are permitted in whole or in part, in minimum principal amounts to be agreed upon, (i) at any time on or prior to November 9, 2011, provided if the Company makes any prepayment of the Term Loan in connection with any re-pricing transaction or effects any amendment resulting in a re-pricing transaction, a prepayment premium of 1 percent of the amount being repaid plus all accrued and unpaid interest plus breakage costs, if any, or a payment equal to 1 percent of the aggregate amount outstanding immediately prior to such amendment; and (ii) thereafter at any time without premium or penalty.

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

The amendment provides that, under certain conditions, if the Company makes any prepayment of the Term Loan in connection with any repricing transaction or effects any amendment resulting in a repricing transaction, prior to May 12, 2012, the Company will owe a prepayment premium of one percent of the prepayment amount.

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

As of December 25, 2011, the Company was in compliance with all the Term Loan’s covenants, including the minimum Consolidated Interest Coverage Ratio test, Consolidated Leverage Ratio and Capital Expenditures. The following are the required ratios under these financial covenants as of December 25, 2011:

Financial Covenant	Required Ratio under Term Loan	Actual Ratios as of December 25, 2011
Consolidated Interest Coverage Ratio	Greater than 3.5 to 1.0	7.4 to 1.0
Consolidated Leverage Ratio	Less than 3.0 to 1.0	1.9 to 1.0
Capital Expenditures	Less than $150 million during each fiscal year (1)	$79.5 million

(1)	Subject to certain provisions enabling a carry-over of unused amounts to the following fiscal year.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Pursuant to the Term Loan, there are covenants that limit the amount of dividends that could be declared or made. The most restrictive covenant limits dividends to $30 million.

The Company owns 60% of Spansion LLC. Spansion Technology LLC, a wholly-owned subsidiary of the Company, owns the remaining 40% of Spansion LLC. Transfers of cash or other assets to the Company are limited by debt covenants in the Term Loan and Notes held by Spansion LLC. The Company is a holding company that currently holds investments in its subsidiaries and only administers transactions related to the Company’s stock, including stock repurchase and stock compensation plans.

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

On November 9, 2010, the Company, Spansion LLC and certain of Spansion LLC’s subsidiaries amended the Loan and Security Agreement with the lenders. The amendment, among other things, included allowing issuance of the $200 million Notes and increasing reporting trigger threshold from less than $60 million of availability plus qualified cash to $80 million and covenant trigger threshold from less than $40 million of availability and qualified cash to $60 million.

On May 12, 2011, the Company amended the Revolving Credit Facility in a manner similar to those changes made to the Term Loan.

On August 15, 2011, the Company amended the Revolving Credit Facility. The amendment, among other things, included reduction of commitment from $65 million to $40 million at the Company’s request, interest rate improvement of 0.75 percent and reduction of certain reporting requirements from monthly to quarterly.

Availability on the Revolving Credit Facility was $12.5 million as of December 25, 2011, with no amounts drawn down. The Company was in compliance with all of the Revolving Credit Facility’s covenants as of December 25, 2011.

7.875% Senior Notes due 2017

On November 9, 2010, Spansion LLC completed an offering of $200 million aggregate principal amount of 7.875% Senior Notes due 2017. The Notes were issued at face value, resulting in net proceeds of approximately $195.6 million after related offering expenses. The Notes are general unsecured senior obligations of Spansion LLC and are fully and unconditionally guaranteed by the Company and Spansion Technology LLC on a senior unsecured basis. Interest is payable on May 15 and November 15 of each year beginning May 15, 2011 until and including the maturity date of November 15, 2017.

Prior to November 15, 2013, Spansion LLC may redeem some or all of the Notes at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest and a “make-whole” premium. Thereafter, Spansion LLC may redeem all or part of the Notes at any time at the redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the date of redemption.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Certain events are considered “Events of Default,” which may result in the accelerated maturity of the Notes, including: (i) a default in any interest, principal or premium amount payment; (ii) a merger, consolidation or sale of all or substantially all of its property; (iii) a breach of covenants in the Notes or the Indenture; (iv) a default in certain debts; (v) if the Company incurs any judgment for the payment of money in an aggregate amount in excess of $25 million; or (vi) if a court enters certain orders or decrees under any bankruptcy law. Upon occurrence of one of these events, the trustee or certain holders may declare the principal of and accrued interest on all of the Notes to be immediately due and payable. If certain events of bankruptcy, insolvency or reorganization with respect to the Company occur, all amounts on the Notes shall be due and payable immediately without any declaration or other act by the trustee or holders of the Notes.

Pursuant to the terms of the registration rights agreement that the Company entered into, in connection with the Company’s issuance of its Notes, the Company registered the exchange offer of the Notes for substantially identical notes effective December 5, 2011.

As of December 25, 2011, the Company was in compliance of the covenants under the Notes indenture.

Pursuant to the Notes, there are covenants that limit the amount of dividends that could be declared or made. The most restrictive covenant limits dividends to approximately $100.0 million.

China working capital loan facility

As a result of the Company consolidating a VIE (See Note 3 for further details), the Company included the VIE’s working capital loan facilities into its consolidated financial statements.

As of December 25, 2011 China working capital Loan
	Facility 1	Facility 2
Outstanding amount in USD (in thousands, converted from RMB as of December 25, 2011)	$1,551	$789
Outstanding amount in RMB (in thousands)	9,830	5,000
Date of entering into the loan agreement	March 26, 2010	April 1, 2011
Interest	Interest free	Interest free
Repayment terms	On completion of asset purchase	On receipt of venture capital funding
Collateral	70% of the VIE’S equity	None

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Impact of Chapter 11 Cases

As discussed in Note 2, the accounting guidance for entities in Chapter 11 reorganization provides that interest expense should be reported only to the extent that it will be paid during the Chapter 11 Cases proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. On that basis, the Company ceased accruing interest as of the Petition Date (March 1, 2009) on its Senior Secured Floating Rate Notes (FRN) and Exchangeable Senior Subordinated Debentures. In addition, accretion of the discounted carrying value of the Exchangeable Senior Subordinated Debentures ceased on March 1, 2009. The Company continued to accrue interest on the FRN through the Emergence Date and the UBS loan secured by ARS.

Impact of Emergence from Chapter 11 Cases

The FRNs and Exchangeable Senior Subordinated Debentures were settled by distribution from the 46,247,760 shares of the Company’s New Common Stock reserved to holders of allowed general, unsecured claims. On May 10, 2010, the unamortized portion of the capitalized financing costs related to these two debts was fully written off as a result of the Company’s Plan adjustments.

Obligations under Capital Leases

As of December 25, 2011, the Company had no outstanding capital lease obligations, and as of December 26, 2010, the Company had aggregate outstanding capital lease obligations, net of imputed interest, of approximately $3.2 million.

Future Debt Payments

For each of the next five years and beyond, the scheduled maturities of the Company’s debt as of December 25, 2011, are as follows:

Other Debt
(in thousands)
Fiscal 2012	$33,662
Fiscal 2013	30,700
Fiscal 2014	29,991
Fiscal 2015	261,546
Fiscal 2016	15,750
Fiscal 2017 and beyond	215,750

587,399
Less amount representing interest	(135,901)

Total	$451,498

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The application of this guidance requires that recognition of non-cash interest expense for the accretion of the discounted carrying amount of the instrument. However, pursuant to the accounting guidance for entities in reorganization, interest expense recorded subsequent to March 1, 2009 only includes amounts expected to be actually paid during the Chapter 11 Cases, and as a result amortization of the discounted carrying value ceased.

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

14. Interest Income and Other Income, Net

The interest income and other income, net consists of:

		Year Ended December 26, 2010
	Successor	Successor	Predecessor	Predecessor
	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009
	(in thousands)
Preferential claim receipts	$2,542	$717	$—	$—
Loss on early extinguishment of debt	—	(1,988)	—	—
Exchange (loss)/ gain	38	483	(791)	—
Interest income	1,155	915	746	4,016
Other income, net	219	48	(2,859)	22

	$3,954	$175	$(2,904)	$4,038

15. Income Taxes

The provision for income taxes consists of:

	Year Ended December 26, 2010
	Successor	Successor	Predecessor	Predecessor
	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009
	(in thousands)
Current:
U.S. federal	$5,582	$—	$—	$(118)
U.S. state and local	30	(43)	17	14
Foreign national and local	9,355	2,974	1,659	701

	$14,967	$2,931	$1,676	597

Deferred:
U.S. federal	—	—	—	—
U.S. state and local	—	—	—	—
Foreign national and local	6,070	(830)	(36)	—

	6,070	(830)	(36)	—

Expense for income taxes	$21,037	$2,101	$1,640	$597

Income tax expense recorded for the fiscal 2011 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35 percent rate to the loss before income taxes primarily due to the Company’s inability to benefit from U.S. operating losses due to a lack of a history of earnings, and income that was earned and tax effected in foreign jurisdiction with different tax rates. The income tax expense includes a $2.8 million correction for uncertain tax positions of its foreign locations for the Successor period and $5.2 million related to withholding tax on Samsung licensing revenue.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

Pre-tax profit (loss) consists of:

	Year Ended December 26, 2010
	Successor	Successor	Predecessor	Predecessor
	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009
	(in thousands)
Domestic operations	$(74,554)	$(110,172)	$454,459	$(517,979)
Foreign operations	$40,043	$15,575	$(89,195)	$4,516

Totals	$(34,511)	$(94,597)	$365,264	$(513,463)

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 25, 2011 and December 26, 2010 are as follows:

	Successor
	December 25, 2011	December 26, 2010
	(in thousands)
Deferred tax assets:
Net operating loss carryovers	$317,366	$280,401
Deferred distributor income	12,360	11,654
Inventory valuation	30,803	26,412
Accrued expenses not currently deductible	8,266	17,120
Accrued expenses not currently deductible—litigation	728	15,322
Property, plant and equipment	44,436	35,055
Federal and state tax credit carryovers	15,455	10,220
Stock-based compensation	5,278	2,629
Unrealized loss on investment	6,235	4,468
Unrealized loss on balance sheet translation	—	5,183
Other	1,176	1,929

Total deferred tax assets	442,103	410,393
Less: valuation allowance	(351,993)	(304,749)

	90,110	105,644

Deferred tax liabilities:
Inventory valuation	(4,462)	(4,048)
Inventory (fair value accounting)	—	(17,567)
Intangibles Basis Diff (Fair Value Accounting)	(2,212)	(2,652)
Customer Relationships (Fair Value Accounting)	(24,448)	(27,489)
Developed Technology (Fair Value Accounting)	(17,776)	(21,308)
In Process R&D (Fair Value Accounting)	(14,367)	(15,322)
Property, plant and equipment	—	(1,237)
Unrealized gain on balance sheet translation	(1,220)	(50)
Other	(2,095)	(41)
Unremitted Earnings	(17,497)	—

Total deferred tax liabilities	(84,077)	(89,714)

Net deferred tax assets	$$6,033	$15,930

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

For the year ended December 25, 2011, the net valuation allowance increased by $47.2 million over the year ended December 26, 2010 primarily due to unbenefited net operating losses and tax credits generated in the U.S.

For the Successor period ending December 26, 2010, the net valuation allowance increased by $3.4 million over that of the Predecessor period ending May 10, 2010 primarily due to losses and tax credits of $1.1 million generated in the U.S. and an increase of $2.3 million in the valuation allowance associated with deferred tax assets of foreign entities. For the Predecessor period ending May 10, 2010 the net valuation allowance decreased by $460.5 million over that of the Predecessor year ended December 27, 2009 primarily due to a decrease of $423.1 million in the valuation allowance associated with losses and tax credits in the U.S. and a decrease of $37.4 million in the valuation allowance associated with various tax assets of foreign entities.

In the Predecessor year ended December 27, 2009, the net valuation allowance decreased by $310.0 million over that of the Predecessor year ended December 28, 2008 primarily due to losses and tax credits of $185.5 million generated in the U.S. and a decrease of $457.9 million in the valuation allowance associated with the deferred tax assets of Spansion Japan. The $457.9 million decrease was due to the deconsolidation of Spansion Japan from the Company’s financial statements.

As of December 25, 2011, the Company had U.S. federal and state net operating loss carry forwards of approximately $1.0 billion and $208.0 million, respectively. Approximately $533.6 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. These net operating losses, if not utilized, expire from 2016 to 2031. The Company also had U.S. federal credit carryovers of $6.2 million which expire from 2020 to 2021. The Company also had state tax credits of $16.8 million, which included California state tax credits of $16.0 million which can be carried forward indefinitely.

If the Company were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, such as an offering of its common stock, its ability to utilize its federal and state net operating loss carry forwards may be limited under certain provisions of the Internal Revenue Code. As a result, the Company may incur greater tax liabilities than it would in the absence of such a limitation and any incurred liabilities could materially adversely affect it.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The table below displays the reconciliation between statutory federal income taxes and the total provision (benefit) for income taxes.

	Tax	Rate
	(in thousands, except for percentages)
Year ended December 25, 2011
Statutory federal income tax expense	$(12,079)	35.0%
State taxes	30	(0.1%)
Foreign income at other than U.S. rates	15,810	(45.8%)
Valuation allowance	17,276	(50.1%)

Expense for income taxes	$21,037	(61.0%)

Period from May 11, 2010 to December 26, 2010
Statutory federal income tax expense	$(33,107)	35%
State and federal taxes	(43)	0.0%
Foreign income at other than U.S. rates	(3,309)	3.5%
Valuation allowance	38,560	(40.8%)

Provision for income taxes	$2,101	(2.2%)

Period from December 28, 2009 to May 10, 2010
Statutory federal income tax expense	$127,842	35.0%
State and federal taxes	17	0.0%
Foreign income at other than U.S. rates	32,841	9.0%
Cancellation of debt income exclusion	(151,916)	(41.6%)
Valuation allowance	(7,144)	(2.0%)

Provision for income taxes	$1,640	0.4%

Year ended December 27, 2009
Statutory federal income tax expense	$(179,712)	35.0%
State and federal taxes	(104)	0.0%
Foreign income at other than U.S. rates	(879)	0.2%
Valuation allowance	181,292	(35.3%)

Provision for income taxes	$597	(0.1%)

The Company has made no provision for U.S. income taxes on approximately $87.4 million of cumulative undistributed earnings of certain foreign subsidiaries at December 25, 2011 because it is the Company’s intention to reinvest such earnings permanently. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at December 28, 2008	$2,813
Additions based on tax positions related to the current year	895
Additions for tax positions of prior years	344
Reductions for tax positions of prior years	(2)

Balance at December 27, 2009	$4,050

Additions based on tax positions related to the current year	52,071
Additions for tax positions of prior years	31
Reductions for tax positions of prior years	(2,537)
Lapse of statue of limitations	(31)

Balance at December 26, 2010	$53,584

Additions based on tax positions related to the current year	1,504
Additions for tax positions of prior years	28,627
Reductions for tax positions of prior years	(2,877)
Lapse of statue of limitations	(468)

Balance at December 25, 2011	$80,370

All of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate. However, $66.7 million of the unrecognized tax benefits are currently offset against net operating loss carry forwards and tax credit carry forwards subject to a full valuation allowance.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expenses and such amounts were $5.3 million in fiscal 2011.

The Company is subject to taxation in the United States and various states, such as California and Texas, and foreign jurisdictions such as Israel, Japan, Malaysia, and Thailand. The Company’s tax years 2007 through 2011 are subject to examination by the tax authorities. With few exceptions, the Company is not subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

As of December 25, 2011, the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following and are categorized in the table below based upon the fair value hierarchy:

	December 25, 2011					December 26, 2010
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$1,172	$—	$—	$1,172		$—	$—	$—	$—
Treasury Bills	—	—	—	—		129,955	—	—	129,955
Auction rate securities	—	—	—	—		—	—		—
Commercial paper	—	24,963	—	24,963		—	—	—	—

Total financial assets	$1,172	$24,963	$—	$26,135	*	$129,955	$—	$—	$129,955	*

Interest rate swaps	$—	$1,443	$—	$1,443		$—	$1,180	$—	1,180

Total financial liabilities	$—	$1,443	$—	$1,443		$—	$1,180	$—	$1,180

*	Total short-term investments and cash equivalents exclude cash and FDIC-insured deposits of $236.5 million and $224.3 million as of December 25, 2011 and December 26, 2010 held in operating accounts, respectively.

The Company was holding approximately $25.0 million of commercial paper, whose fair value is determined by quoted prices from similar assets or inputs other than quoted prices that are observable either directly or indirectly and therefore is considered a Level 2 valuation.

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The tables below present reconciliations for the Company’s Level 3 financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 26, 2010, respectively.

	Year Ended December 26, 2010
	Successor		Predecessor
	Period from May 11, 2010 to December 26, 2010		Period from December 28, 2009 to May 10, 2010
	Auction rate securities	Put option	Auction rate securities	Put option
Balance at beginning of period	$41,855	$2,845	$100,335	$6,790
Redemptions at par	(44,700)	—	(62,425)	—
Change in fair value	2,845	(2,845)	3,945	(3,945)

Balance at end of period	$—	$—	$41,855	$2,845

17. Restructuring Charges

Costs associated with restructuring activities are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 712, Compensation—Nonretirement Postemployment Benefits, as applicable. The determination of when the Company accrues for severance and benefits costs and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an ongoing benefit arrangement.

Fiscal 2011 Restructuring Plan:

Beginning in the fourth quarter of fiscal 2011, the Company initiated a restructuring plan as part of a companywide cost saving initiative aimed to reduce operating costs in response to the global economic challenges and the rapid change in the China wireless and handset market. In the area of reducing costs and improving efficiencies, the Company announced reduction of headcount in several locations and the closure of the assembly, test, mark and pack facility in Kuala Lumpur which is expected to be completed in the first quarter of 2012.

Restructuring activity for the fiscal year ended 2011 was as follows:

Year Ended December 25, 2011
(in thousands)
Accruals for restructuring charges during fiscal 2011	12,295
Adjustments	(4)
Cash payments	(4,204)

Accrued restructuring balance as of December 25, 2011	$8,087

Fiscal 2009/10 Restructuring Plan:

During the period from December 28, 2009 to May 10, 2010, and during fiscal 2009, as part of its ongoing strategic effort to reduce cost and conserve cash, the Company eliminated regular and contract positions globally, through planned consolidations, attrition, and a reduction in regular, contract and temporary workers in manufacturing, engineering, management and administrative support functions. No restructuring charges were incurred by the Company from May 11, 2010 to December 26, 2010.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the restructuring activity for the period from December 28, 2009 to May 10, 2010 for the Fiscal 2009/10 Restructuring Plan:

Predecessor period from December 28, 2009 to May 10, 2010
(in thousands)
Accrued restructuring balance, beginning of period	$11,954
Additional accruals for cash settled restructuring charges	3,115
Adjustments	(9,283)
Cash payments	(2,996)

Accrued restructuring balance, end of period (Predecessor)	$2,790

As of December 25, 2011, the balance of accrued restructuring expenses relating to the 2009/10 Restructuring Plan included in accrued compensation and benefits in the Company’s consolidated balance sheet was $1.2 million. This amount is expected to be disbursed within the next twelve months.

Restructuring charges for the year ended December 25, 2011, for the period from December 28, 2009 to May 10, 2010 and for the year ended December 27, 2009, were as follows:

	Fiscal 2011 Restructuring Plan Successor	Fiscal 2009/10 Restructuring Plan Predecessor
	Year Ended December 25, 2011	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009
	(in thousands)
Employee severance pay and benefits	$11,703	$1,397	$28,880
Professional fees	101	300	4,999
Relocation of property, plant and equipment	177	156	3,705
Utilities, deinstallation and tax expenses for Sub-micron Development Center (SDC) building	—	1,404	—
Others	—	(142)	4,946

Cash settled restructuring charges		3,115	42,530
Depreciation and write-off fixed assets	164	4,963	6,681
Gain recognized on sale of Suzhou plant	—	(5,224)	(4,669)
Gain from sale of fixed assets	—	(5,542)	—
Other	150	(84)	2,310

Total restructuring charges (credits)	$12,295	($2,772)	$46,852

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The following table presents a summary of net sales by geographic areas for the periods presented:

		Year Ended December 26, 2010
	Successor	Successor	Predecessor	Predecessor
	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009
	(in thousands)
Geographical sales(1):
Net sales to end customers:
United States of America	$124,756	$77,243	$37,715	$218,291
China	302,356	264,125	140,014	374,827
Korea	59,144	27,341	19,436	109,008
EMEA	178,464	114,445	67,477	214,981
Others	123,600	91,402	58,860	144,380
Japan	281,563	—	—	—
Net sales to related parties:
Japan(2)	—	190,131	80,117	349,166

Total	$1,069,883	$764,687	$403,619	$1,410,653

(1)	Geographical sales are based on the customer’s bill-to location.
(2)	Net sales to Japan is comprised of net sales to Fujitsu of $50,208 during January and February 2009 and net sales to Spansion Japan of $298,958 from March through December 2009. During the second quarter of fiscal 2010, the Company: a) purchased Spansion Japan’s distribution business and began distributing its products in Japan through its wholly owned subsidiary, Nihon Spansion Limited; and b) began selling its products directly to Fujitsu through Nihon Spansion Limited.

One distributor accounted for more than 10 percent of the Company’s net sales in the year ended December 25, 2011. None of the end customers accounted for more than 10 percent of the Company’s net sales in the Successor period of May 11, 2010 to December 26, 2010, the Predecessor period of December 28, 2009 to May 10, 2010 and in the year ended December 27, 2009.

Long-lived assets information is based on the physical location of the assets at the end of each fiscal year. The following table presents a summary of long-lived assets by geography:

	Successor	Successor
	December 25, 2011	December 26, 2010
	(in thousands)
Geographical long-lived assets:
Net property, plant and equipment
United States	$165,442	$198,114
Malaysia	$21,929	$32,204
Thailand	19,287	25,751
Other countries	2,569	3,871

Total	$209,227	$259,940

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

19. Capital Structure

Successor

Upon emergence from the Chapter 11 Cases, the total number of shares of capital stock that the Company is authorized to issue under its Amended and Restated Certificate of Incorporation is 200,000,001 shares, consisting of: (i) 150,000,000 shares of Class A Common Stock, par value $0.001 per share; (ii) one share of Class B Common Stock, par value $0.001 per share; and (iii) 50,000,000 shares of Preferred Stock, par value $0.001 per share, issuable in one or more series. As of December 25, 2011, there are 59,337,419 shares of Class A Common Stock and one share of Class B Common Stock issued and outstanding (including the shares reserved for issuance upon settlement of all the pre-petition claims in accordance with the Plan of Reorganization).

Common Stock

Except as described below or as required by law, the holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by stockholders and shall vote together as a single class. The holder of Class B Common Stock, which is Silver Lake Management Company Sumeru, LLC, shall be entitled to vote for up to two directors to the Board. The holders of Class A Common Stock shall be entitled to vote for all other directors to the Board. The outstanding share of Class B Common Stock shall convert into one share of Class A Common Stock on a share-for-share basis: (i) upon the written consent of the holder of the outstanding Class B Common Stock; (ii) in the event that any person other than SLS Spansion Holdings, Silver Lake Management Company Sumeru, LLC or their respective Affiliates and managed accounts becomes the holder of the share of Class B Common Stock; or (iii) after August 2010, Sumeru’s aggregate ownership interest in the Company ceases to be at least five percent.

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

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In consideration for the Purchased Assets, PTI paid Spansion LLC cash in the amount of $34.2 million (paid in three installments over a six month period following the closing date) and paid an additional $6.0 million which was placed into an escrow account for a one-year period. At the expiration of the one-year escrow period, cash remaining in the escrow account not previously distributed, or reserved for distribution, to PTI pursuant to the terms of the Purchase Agreement will be delivered to Spansion LLC. As of December 25, 2011, there was no cash in the escrow account. In connection with the sale of the Purchased Assets, Spansion LLC and PTI entered into a Supply Agreement, effective the Closing Date, pursuant to which PTI will use the Suzhou Facility to perform assembly, mark, pack, and test services for Spansion products for a term of twelve months, which was extended up to an additional three months up to December 26, 2010.

21. Commitments, Contingencies and Legal Matters

Commitments

Certain facilities are leased under various operating leases expiring at various dates through the year 2013. Certain of these leases contain renewal options. Rental expense was approximately $12.5 million in the period of December 27, 2010 to December 25, 2011, $5.3 million in the Successor period of May 11, 2010 to December 26, 2010, $2.4 million in Predecessor period of December 28, 2009 to May 10, 2010 and $11.9 million in the Predecessor period of December 29, 2008 to December 27, 2009.

The table below summarizes our future minimum lease payments under operating leases as of the end of fiscal 2011.

Operating Leases
(in thousands)
Fiscal 2012	4,310
Fiscal 2013	2,439
Fiscal 2014	2,053
Fiscal 2015	1,654
Fiscal 2016	1,422
2017 & beyond	218

$12,096

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for inventory and some nonproduction items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of December 25, 2011, the total purchase commitments were $182.3 million, which are due through 2015.

Guarantees

Product Warranties

The Company generally offers a one-year limited warranty for its Flash memory products. See Note 12 for further details relating to changes in the Company’s liability for product warranty.

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Uncertain Tax Positions

As of December 25, 2011, the liability for uncertain tax positions was $18.9 million including interest and penalties. Due to the high degree of uncertainty regarding these liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Legal Matters

The Company is a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In addition to ordinary routine litigation incidental to the business, the Company is party to the following material legal proceeding. The outcome of any litigation is uncertain, and, should the proceeding where the Company is a defendant be successful, it may be subject to significant damages awards which could have a material adverse effect on its financial condition or cash flows.

Fast Memory Erase LLC v. Spansion Inc., et al.

On June 9, 2008, Fast Memory Erase LLC filed a complaint in the U.S. District Court for the Northern District of Texas alleging patent infringement against Spansion Inc., Spansion LLC, Intel Corp., Numonyx B.V., Numonyx, Inc., Nokia Corp., Nokia Inc., Sony Ericsson Mobile Communications AB, Sony Ericsson Mobile Communications (USA), Inc., and Motorola, Inc. The case is styled, Fast Memory Erase, LLC v. Spansion Inc., Spansion LLC, et al., Case No. 3:08-CV-00977-M (N.D. Tex.). Fast Memory Erase’s complaint alleges that Spansion’s NOR Flash memory products using floating gate technology infringe one or more claims of U.S. Patent No. 6,236,608 (the ‘608 patent). Fast Memory Erase has also asserted U.S. Patent No. 6,303,959 (the ‘959 patent) in its complaint against the products of other defendants, namely Intel and Numonyx, but it has not asserted the ‘959 patent against any Spansion products. On December 22, 2008, Fast Memory Erase filed an amended complaint. In its amended complaint, Fast Memory Erase added Apple, Inc. as a defendant. Spansion has answered Fast Memory Erase’s complaint and amended complaint. Spansion’s answers assert that Spansion does not infringe the ‘608 patent and that the ‘608 patent is invalid. In its answers, Spansion also asserts counterclaims against Fast Memory Erase for declaratory judgments of non-infringement and invalidity. The case was stayed against Spansion as a result of the Chapter 11 Cases until May 18, 2009. The U.S. Bankruptcy Court preliminarily lifted the stay and set June 23, 2009 as the date for a final determination on the stay. The parties subsequently agreed to lift the stay so that the U.S. District Court could proceed with a Markman hearing to determine the meaning of certain claims, which was held on September 16, 2009. No ruling

Spansion Inc.

Notes to Consolidated Financial Statements—(Continued)

has yet been issued as a result of the Markman hearing. The Company believes that the reasonably possible likelihood of potential loss or range of loss in this case cannot be estimated at this time.

22. Ongoing Chapter 11 Matters

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

On February 18, 2011, the Company entered into a purchase agreement with Tokyo Electron Limited and Tokyo Electron America, Inc. to purchase all rights with respect to their claim under the Chapter 11 cases for an aggregate purchase price of $12.0 million.

On April 30, 2011, the Company entered into a purchase agreement with SL Capital Appreciation Fund, L.L.C., Silver Lake Sumeru Fund, L.P. and Silver Lake Credit Fund, L.P. (collectively, the “Sellers”) to purchase all rights with respect to certain claims against the Debtors under the Chapter 11 Cases held by the Sellers that will be settled with Spansion common shares. The aggregate purchase price paid by Spansion for all rights was approximately $29.0 million.

On July 18, 2011, Spansion and Samsung entered into a Patent License and Settlement Agreement under which Samsung will pay to Spansion $150.0 million over a five-year period. In addition, Spansion purchased Samsung’s bankruptcy claim that was approved by the Bankruptcy Court for $30.0 million.

No matter the resolution of the claims, the shares outstanding will be distributed to holders of current and previously settled claims. The purchase price paid by the Company for all the above claims is recognized in stockholder’s equity as a component of additional paid in capital.

As of December 25, 2011, the Company had total outstanding disputed claims of $181.0 million including reserves and unregistered shares of Class A Common Stock of 6.7 million relating to resolution of those outstanding disputed claims. The Company’s loan covenants restrict external payments such as stock repurchase and dividends. As of December 25, 2011, the total allowance for stock repurchase is $75.3 million, less the amount of dividends paid.

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

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2011. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Company’s internal control over financial reporting as of December 25, 2011, as stated in their report which appears on page 117 of this Annual Report on Form 10-K.

/S/ JOHN H. KISPERT	/S/ RANDY W. FURR
John H. Kispert	Randy W. Furr
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 23, 2012	February 23, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spansion Inc.

In our opinion, the accompanying consolidated balance sheets as of December 25, 2011 and December 26, 2010 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 25, 2011 and for the period from May 11, 2010 through December 26, 2010 present fairly, in all material respects, the financial position of Spansion Inc. and its subsidiaries (Successor Company) at December 25, 2011 and December 26, 2010 and the results of their operations and their cash flows for the year ended December 25, 2011 and for the period from May 11, 2010 through December 26, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 25, 2011 and for the period from May 11, 2010 through December 26, 2010 listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 23, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spansion Inc.

In our opinion, the accompanying consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from December 28, 2009 through May 10, 2010 present fairly, in all material respects, the results of operations and cash flows of Spansion Inc. and its subsidiaries (Predecessor Company) for the period from December 28, 2009 through May 10, 2010, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

San Jose, California

February 22, 2011

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Spansion Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 27, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Spansion Inc.’s operations and its cash flows for the year ended December 27, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California

February 12, 2010

Supplementary Financial Data (Unaudited)

Quarter Ended

(in thousands, except per share amounts)

							Quarter Ended June 27, 2010
	Successor	Successor	Successor	Successor	Successor	Successor	Successor	Predecessor	Predecessor
	Quarter Ended December 25, 2011	Quarter Ended September 25, 2011	Quarter Ended June 26, 2011	Quarter Ended March 27, 2011	Quarter Ended December 26, 2010	Quarter Ended September 26, 2010	Period from May 11, 2010 to June 27, 2010	Period from March 29, 2010 to May 10, 2010	Quarter Ended March 28, 2010
Net sales	$220,015	$258,163	$298,768	$292,937	$327,723	$307,594	$124,569	$101,786	$223,128
Net sales to related party	—	—	—	—	—	—	4,801	24,496	54,209

Total net sales	220,015	258,163	298,768	292,937	327,723	307,594	129,370	126,282	277,337
Cost of sales	217,810	184,486	221,336	224,165	259,130	276,838	111,413	85,697	189,120

Gross profit (loss)	2,205	73,677	77,432	68,772	68,593	30,756	17,957	40,585	88,217
Research and development	24,525	21,721	30,567	29,829	25,748	26,246	13,420	12,115	22,953
Sales, general and administrative	29,273	28,728	10,779	39,683	44,271	59,948	18,259	20,497	47,608
In-process research and development	—	—	—	—		—	—	—	—
Restructuring charges	12,295	—	—	—	—	—	—	(2,785)	13
Asset impairment charges	—	—	—	—	—	—	—	—	—

Operating income (loss) before reorganization items	(63,888)	23,228	36,086	(740)	(1,426)	(55,438)	(13,722)	10,758	17,643
Gain (other than temporary impairment) on marketable securities		—	—	—	—	—	—	—	—
Loss on early extinguishment of debt	—	—	—	—	—	—	—	—	—
Interest and other income (expense), net	2,721	775	(288)	747	(1,567)	1,378	364	(3,190)	286
Interest expense	(7,687)	(7,629)	(8,779)	(9,058)	(10,179)	(9,124)	(4,877)	(11,237)	(19,336)
Gain on deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—

Gain (loss) before reorganization items and income taxes	(68,854)	16,374	27,019	(9,051)	(13,172)	(63,184)	(18,235)	(3,669)	(1,407)
Reorganization items	—	—	—	—		—	—	364,876	5,464

Income (loss) before income taxes	(68,854)	16,374	27,019	(9,051)	(13,172)	(63,184)	(18,235)	361,207	4,057
(Provision) benefit for income taxes	(5,649)	(8,560)	(1,731)	(5,097)	(454)	(1,670)	21	(1,235)	(405)

Net income (loss)	$(74,503)	$7,814	$25,288	$(14,148)	$(13,626)	$(64,854)	$(18,214)	$359,972	$3,652

Less: Net income attributable to the noncontrolling interest	$(134)	$472	$—	$—	$—	$—	$—	$—	$—

Net income(loss) attributable to Spansion Inc.	$(74,369)	$7,342	$25,288	$(14,148)	$(13,626)	$(64,854)	$(18,214)	$359,972	$3,652

Net income (loss) per share
Basic	$(1.25)	$0.12	$0.41	$(0.23)	$(0.22)	$(1.09)	$(0.31)	$2.22	$0.02
Diluted	$(1.25)	$0.12	$0.40	$(0.23)	$(0.22)	$(1.09)	$(0.31)	$2.21	$0.02
Shares used in per share calculation
Basic	59,574	61,530	62,106	62,140	62,332	59,271	59,271	162,513	162,403
Diluted	59,574	62,607	63,617	62,140	62,332	59,271	59,271	162,518	174,471

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 25, 2011, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 25, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions, “Director Compensation” and “Executive Compensation” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2012 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2012 Proxy Statement, our 2012 Proxy Statement shall not be deemed to be filed as part of this Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedule:

See “Schedule I—Condensed Financial Information of the Registrant” in this section of this Form 10-K, including the successor periods in 2010 and 2011 and excluding periods while the Company was in bankruptcy.

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8.

3. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K (except for such exhibits that are marked on such exhibit list as furnished and not filed). The following is a list of such Exhibits:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Spansion Inc., filed as Exhibit 3.1 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2011, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spansion Inc., as amended, filed as Exhibit 3.2 to Spansion’s Current Report on Form 8-K dated May 14, 2010, is hereby incorporated by reference.

4.1	Specimen of Class A Common Stock Certificate, filed as Exhibit 4.1 to Spansion’s Amendment No. 6 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

4.2	Indenture, including the form of the Note, dated November 9, 2010, by and among Spansion LLC, as issuer, Spansion Inc. and Spansion Technology LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated November 3, 2010, is hereby incorporated by reference.

10.1	Bailment Agreement by and between Spansion LLC and Spansion Japan Limited, entered into February 2, 2010, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010, is hereby incorporated by reference.

10.2*	Sort Services Agreement executed April 9, 2010, between Spansion LLC and ChipMOS TECHNOLOGIES INC, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010, is hereby incorporated by reference.

10.3***	Form of Indemnification Agreement, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated May 14, 2010, is hereby incorporated by reference.

10.4(a)***	Form of Change of Control Severance Agreement, filed as Exhibit 10.4 to Spansion’s Current Report on Form 8-K dated May 14, 2010, is hereby incorporated by reference.

10.4(b)***	Form of Spansion Inc. Change of Control Severance Agreement, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated August 26, 2010, is hereby incorporated by reference.

10.6(a)***	Employment Offer Letter for John H. Kispert, dated February 12, 2009, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated February 17, 2009, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit
10.6(b)***	Amendment No. 1 to Employment Offer Letter for John H. Kispert, dated July 9, 2009, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated July 9, 2009, is hereby incorporated by reference.

10.7***	Employment Offer Letter for Randy W. Furr, dated June 4, 2009, filed as Exhibit 10.5 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.8(a)	Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., filed as Exhibit 10.4 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.8(b)	Amendment No. 1 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of October 1, 2007 between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.8 to Spansion’s Annual Report on Form 10-K dated December 30, 2007, is hereby incorporated by reference.

10.8(c)	Amendment No. 2 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of September 28, 2008 between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.8(d)	Amendment No. 3 and Letter Supplement to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of January 15, 2009, filed as Exhibit 10.1(a) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.8(e)	Amendment No. 4 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of February 23, 2009, filed as Exhibit 10.1(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.8(f)	Amendment No. 5 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of April 23, 2009, filed as Exhibit 10.1(c) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.8(g)	Amendment No. 6 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of June 25, 2009, filed as Exhibit 10.1(d) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.8(h)	Amendment No. 7 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., effective as of October 30, 2009, filed as Exhibit 10.1(e) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.9	Amended and Restated Fujitsu-Spansion Patent Cross-License Agreement between Fujitsu Limited and Spansion Inc., filed as Exhibit 10.5 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.10	Amended and Restated AMD-Spansion Patent Cross-License Agreement between Advanced Micro Devices, Inc. and Spansion Inc., filed as Exhibit 10.6 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit
10.11	Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement among Fujitsu Limited, Advanced Micro Devices, Inc., AMD Investments, Inc. and Spansion Inc., filed as Exhibit 10.7 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.12	Amended and Restated Information Technology Services Agreement between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.8 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.13*	Amended and Restated Non-Competition Agreement among Spansion Inc., Advanced Micro Devices, Inc. and Fujitsu Limited, filed as Exhibit 10.13 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.14(a)	Foundry Agreement, effective as of September 28, 2006, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited, filed as Exhibit 10.74 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.14(b)	Amendment No. 1 to the Amended and Restated Foundry Agreement, effective March 21, 2008 and entered into as of June 19, 2008, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology, Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited and its assignee, Fujitsu Microelectronics Limited, filed as Exhibit 10.37(a) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, is hereby incorporated by reference.

10.14(c)	Amendment No. 2 to the Amended and Restated Foundry Agreement, effective as of March 21, 2008 and entered into as of December 31, 2008, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology, Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited and its assignee, Fujitsu Microelectronics Limited, filed as Exhibit 10.32(c) to Spansion’s Annual Report on Form 10-K dated May 13, 2009, is hereby incorporated by reference.

10.14(d)	Waiver of Payment Terms, dated June 30, 2008, by Fujitsu Microelectronics Limited, and agreed to by Spansion Inc., Spansion Technology, Inc., Spansion LLC and Spansion Japan Limited, filed as Exhibit 10.37(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, is hereby incorporated by reference.

10.14(e)	Amendment No. 3 to the Amended and Restated Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Spansion Japan Limited and Fujitsu Microelectronics Limited, entered into as of June 30, 2009, filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.14(f)	Amendment No. 4, in the form of a Guaranty, to the Amended and Restated Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Limited (successor in interest to Spansion Japan Limited) and Fujitsu Microelectronics Limited, entered into as of May 21, 2010, filed as Exhibit 10.18(h) to Spansion’s Annual Report on Form 10-K dated February 23, 2011, is hereby incorporated by reference.

10.14(g)	Guaranty of Spansion LLC of Nihon Spansion Trading Limited’s Obligations Under the Amended and Restated Foundry Agreement, dated November 30, 2010, filed as Exhibit 10.18(i)) to Spansion’s Annual Report on Form 10-K dated February 23, 2011, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit
10.14(h)	Amendment No. 5 to the Amended and Restated Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Fujitsu Microelectronics Limited, entered into as of December 27, 2010, filed as Exhibit 10.18(j) to Spansion’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010, is hereby incorporated by reference.

10.14(i)*	Amendment No. 6 to the Fujitsu Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Fujitsu Semiconductor Limited, entered into as of April 1, 2011, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated July 7, 2011, is hereby incorporated by reference.

10.14(j)*	Letter agreement regarding the Fujitsu Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Fujitsu Semiconductor Limited, entered into as of April 29, 2011, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated July 7, 2011, is hereby incorporated by reference.

10.15	Memorandum of Understanding Regarding Non-Competition Agreement between Spansion Inc. and Fujitsu Microelectronics Limited, dated as of June 30, 2009, filed as Exhibit 10.10 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.16	Assignment of Amended and Restated Information Technology Services Agreement between Spansion Inc., Spansion Japan Limited, and Fujitsu Microelectronics Limited, effective as of March 31, 2009, filed as Exhibit 10.12 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.17(a)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(k) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.17(b)	Schedule to Lease Agreement, dated as of September 28, 2006, between Banc of America Leasing & Capital, LLC and Spansion LLC, filed as Exhibit 10.62(l) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, is hereby incorporated by reference.

10.18(a)*	Foundry Agreement by and between Semiconductor Manufacturing International Corporation and Spansion LLC dated August 31, 2007, filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.18(b)*	First Amendment to the Foundry Agreement by and between Semiconductor Manufacturing International Corporation and Spansion LLC dated August 15, 2008, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.18(c)*	Second Amendment, dated December 14, 2010, to the Foundry Agreement, dated August 31, 2007, between Spansion LLC and Semiconductor Manufacturing International Company, filed as Exhibit 10.16(b) to Spansion’s Annual Report on Form 10-K dated February 23, 2011, is hereby incorporated by reference.

10.18(d)*	Third Amendment, dated as of May 16, 2011, to the Foundry Agreement, dated August 31, 2007, between Spansion LLC and Semiconductor Manufacturing International Corporation, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K/A dated July 7, 2011, is hereby incorporated by reference.

10.18(e)**	Fourth Amendment, dated December 23, 2011, to the Foundry Agreement, dated August 31, 2007, between Spansion LLC and Semiconductor Manufacturing International Company.

Exhibit No.	Description of Exhibit
10.19	Agreement by and among Spansion Inc., Fujitsu Limited and Fujitsu Microelectronics Limited dated September 11, 2008, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

10.20(a)	Credit Agreement dated as of February 9, 2010 among Spansion LLC, as the Borrower, Spansion Inc., and Spansion Technology LLC, as Guarantors, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, the Lenders Party Hereto, Barclays Capital, as Joint Lead arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, filed as Exhibit 10.69 to Spansion’s Annual Report on Form 10-K dated February 12, 2010, is hereby incorporated by reference.

10.20(b)	Amendment No. 1, dated as of April 9, 2010, to the Credit Agreement dated as of February 9, 2010 among Spansion LLC, as the Borrower, Spansion Inc., and Spansion Technology LLC, as Guarantors, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, the Lenders Party Hereto, Barclays Capital, as Joint Lead arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, filed as Exhibit 10.34(b) to Spansion’s Annual Report on Form 10-K dated February 23, 2011, is hereby incorporated by reference.

10.20(c)	Amendment No. 2, dated as of May 7, 2010, to the Credit Agreement dated as of February 9, 2010 among Spansion LLC, as the Borrower, Spansion Inc., and Spansion Technology LLC, as Guarantors, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, the Lenders Party Hereto, Barclays Capital, as Joint Lead arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, filed as Exhibit 10.7 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.20(d)	Amendment No. 3 and Consent, dated as of October 18, 2010, to the Credit Agreement dated as of February 9, 2010 among Spansion LLC, as the Borrower, Spansion Inc., and Spansion Technology LLC, as Guarantors, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, the Lenders Party Hereto, Barclays Capital, as Joint Lead arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, filed as Exhibit 10.8 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2010, is hereby incorporated by reference.

10.20(e)	Amendment No. 4, dated as of November 9, 2010, to the Credit Agreement dated as of February 9, 2010, among Spansion LLC, Spansion Inc., Spansion Technology LLC, each lender from time to time party thereto, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, Barclays Capital, as Joint Lead Arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated November 3, 2010, is hereby incorporated by reference.

10.20(f)	Amendment No. 5 and Consent, dated as of May 12, 2011, to the Credit Agreement dated as of February 9, 2010 among Spansion LLC, as Borrower, Spansion Inc. and Spansion Technology LLC, as Guarantors, each lender from time to time party thereto, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, Barclays Capital, as Joint Lead Arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2011, is hereby incorporated by reference.

10.21*	Foundry Agreement, dated August 28, 2010, by and among Spansion LLC, Nihon Spansion Limited and Texas Instruments Incorporated, filed as Exhibit 10.70 to Spansion’s Registration Statement on Form S-1 filed September 17, 2010, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit
10.21(a)	Amendment No. 1 to Foundry Agreement, entered into September 15, 2010, by and between Spansion LLC, Nihon Spansion Limited and Texas Instruments Incorporated, filed as Exhibit 10.4(a) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.21(b)	Amendment No. 2 to Foundry Agreement, entered into October 15, 2010, by and between Spansion LLC, Nihon Spansion Limited and Texas Instruments Incorporated, filed as Exhibit 10.36(b) to Spansion’s Annual Report on Form 10-K dated February 23, 2011, is hereby incorporated by reference.

10.21(c)	Assignment of Foundry Agreement from Nihon Spansion Limited to Nihon Spansion Trading, dated November 30, 2010, filed as Exhibit 10.36(c) to Spansion’s Annual Report on Form 10-K dated February 23, 2011, is hereby incorporated by reference.

10.21(d)*	Amendment No. 3 to the Foundry Agreement, by and among Spansion LLC, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Texas Instruments Incorporated, entered into as of March 11, 2011, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated July 7, 2011, is hereby incorporated by reference.

10.21(e)**	Amendment No. 4 to the Foundry Agreement, by and among Spansion LLC, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Texas Instruments Incorporated, entered into as of November 8, 2011.

10.22***	Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated May 10, 2010, is hereby incorporated by reference.

10.22(a)***	Amendment to Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.2(a) to Spansion’s Current Report on Form 8-K dated May 14, 2010, is hereby incorporated by reference.

10.22(b)***	U.S. Employees Form of Stock Option Agreement and Terms and Conditions for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(a) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.22(c)***	U.S. Employees Form of Restricted Stock Unit Agreement and Terms and Conditions for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(b) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.22(d)***	Non-U.S. Employees Form of Stock Option Agreement Terms and Conditions (With Foreign Exhibit) for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(c) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.22(e)***	Non-U.S. Employees Form of Restricted Stock Unit Agreement and Terms and Conditions (With Foreign Exhibit) for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(d) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.22(f)***	Spansion Inc. 2010 Equity Incentive Award Plan—French Sub-Plan—Options, filed as Exhibit 10.1(e) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.22(g)***	Spansion Inc. 2010 Equity Incentive Award Plan—French Sub-Plan—Restricted Stock/Restricted Stock Units, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended 26, 2010, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit
10.22(h)***	Spansion Inc. 2010 Equity Incentive Award Plan—Sub-Plan—Israel, filed as Exhibit 10.1(g) to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.22(i)***	Form of Performance-Based Restricted Stock Unit Award, filed as Exhibit 10.37(i) to Spansion’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010, is hereby incorporated by reference.

10.23***	Spansion Inc. 2010 Employee Incentive Plan, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.24***	Spansion Inc. 2010 Executive Compensation Plan, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.25***	Form of Spansion Inc. Indemnity Agreement with Directors (Silver Lake), filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.26(a)	Loan and Security Agreement dated as of May 10, 2010, by and between Spansion Inc., as Parent and Spansion LLC, and Certain of its Subsidiaries Party Hereto, as Borrowers, and Certain Financial Institutions, as Lenders and Bank of America, N.A., as Administrative Agent, Sole Lead Arranger, Sole Bookrunner, and Agent, filed as Exhibit 10.5 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.26(b)	Amendment Number One, dated as of October 15, 2010, to Loan and Security Agreement dated as of May 10, 2010, by and between Spansion Inc., as Parent and Spansion LLC, and Certain of its Subsidiaries Party Hereto, as Borrowers, and Certain Financial Institutions, as Lenders and Bank of America, N.A., as Administrative Agent, Sole Lead Arranger, Sole Bookrunner, and Agent, filed as Exhibit 10.6 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.26(c)	Amendment Number Two, dated as of November 9, 2010, to Loan and Security Agreement dated as of May 10, 2010, by and between Spansion Inc., as Parent and Spansion LLC, and Certain of its Subsidiaries Party Hereto, as Borrowers, and Certain Financial Institutions, as Lenders and Bank of America, N.A., as Administrative Agent, Sole Lead Arranger, Sole Bookrunner, and Agent, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated November 3, 2010, is hereby incorporated by reference.

10.26(d)	Amendment Number Three, dated as of May 12, 2011, to (i) the Loan and Security Agreement dated as of May 10, 2010 among the Spansion Inc., Spansion LLC, certain of Spansion LLC’s subsidiaries, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, as Sole Lead Arranger, as Sole Bookrunner, and as agent for the Lenders; and (ii) the Guarantor Security Agreement dated as of May 10, 2010 among Spansion Inc., Spansion LLC, certain of Spansion LLC’s subsidiaries, the lenders party thereto, and Bank of America, N.A., filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2011, is hereby incorporated by reference.

10.26(e)	Amendment Number Four, dated as of August 15, 2011, to (i) the Loan and Security Agreement dated as of May 10, 2010 among the Spansion Inc., Spansion LLC, certain of Spansion LLC’s subsidiaries, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, as Sole Lead Arranger, as Sole Bookrunner, and as agent for the Lenders; and (ii) the Guarantor Security Agreement dated as of May 10, 2010 among Spansion Inc., Spansion LLC, certain of Spansion LLC’s subsidiaries, the lenders party thereto, and Bank of America, N.A.

10.27	Separation Agreement and Release, by Spansion Inc. with James P. Reid, entered into as of May 27, 2011, filed as Exhibit 10.5 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2011, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit
10.28**	Patent License and Settlement Agreement, made as of July 18, 2011, between Samsung Electronics Co. Ltd. and Spansion Inc. and their respective subsidiaries, filed as Exhibit 1.01 to Spansion’s Quarterly Report on Form 10-Q/A for the quarter ended June 26, 2011, filed February 23, 2012, is hereby incorporated by reference.

10.29	Separation Agreement and Release, by Spansion Inc. with Ahmed Nawaz, entered into as of October 24, 2011.

16.1	Letter to Securities and Exchange Commission from Ernst & Young LLP, dated May 19, 2010, filed as Exhibit 16.1 to Spansion’s Current Report on Form 8-K dated May 20, 2010, is hereby incorporated by reference.

21.1	Subsidiaries of Spansion Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Confidential treatment has been requested with respect to portions of this exhibit.
***	Management Agreement or Compensation Plan.
+	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
++	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or any other liability provision of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SPANSION INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY BALANCE SHEETS

(in thousands)

	Successor
	December 25, 2011	December 26, 2010
Assets
Investment in subsidiaries	521,163	624,285

Total assets	$521,163	$624,285

Equity
Spansion Inc. Stockholders’ equity:
Capital stock:
New Class A common stock, $0.001 par value, 150,000,000 shares authorized, 59,337,419 shares issued and outstanding	60	62
New Class B common stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	—	—
New preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	675,309	721,712
Accumulated deficit	(152,578)	(96,692)
Accumulated other comprehensive loss	(1,628)	(797)

Total equity	$521,163	$624,285

The accompanying notes are an integral part of these financial statements

SPANSION INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

(in thousands)

	Successor
	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010
Equity in undistributed earnings of subsidiary	(55,886)	(96,692)

Net loss	$(55,886)	$(96,692)

Other Comprehensive Loss
Net changes in cumulative translation adjustment	(831)	(797)

Total Comprehensive Loss	$(56,717)	$(97,489)

The accompanying notes are an integral part of these financial statements

SPANSION INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(in thousands)

	Successor
	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010
Cash Flows from Operating Activities:
Net loss	$(55,886)	$(96,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	55,886	96,692

Net cash used in operating activities	—	—

Cash Flows from Investing Activities:
Investment in subsidiary	(5,386)	(124,448)
Distribution from subsidiary	70,989	85,000

Net cash provided by (used by) investing activities	65,603	(39,448)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs	5,386	124,448
Purchase of bankruptcy claims	(70,989)	(85,000)

Net cash provided by (used in) financing activities	(65,603)	39,448

Net (decrease) increase in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these financial statements

SPANSION INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements for Spansion Inc. (the “Parent Company”) summarize the results of operations and cash flows of the Parent Company for the year ended December 25, 2011 and the period from May 11, 2010 to December 26, 2010 and its financial position at December 25, 2011 and December 26, 2010.

In these statements, the Parent Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date the Parent Company began consolidating them (“date of acquisition”). The Parent Company’s share of net income (loss) of its subsidiaries is included in net income (loss) using the equity method. The Parent Company financial statements should be read in conjunction with the consolidated financial statements of Spansion Inc. for the corresponding periods.

Under the terms of agreements governing indebtedness of Spansion LLC, a subsidiary of Spansion Inc., such subsidiary is significantly restricted from making dividend payments, loans or advances to Spansion Inc. and its subsidiaries. These restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of Spansion Inc. and its subsidiaries exceeding 25% of the consolidated net assets of Spansion Inc. and its subsidiaries.

2. DIVIDENDS RECEIVED FROM SUBSIDIARIES

During the years ended December 25, 2011, December 26, 2010 and December 27, 2009, no dividends were paid to the Parent Company by its subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2012	SPANSION INC.

	By:	/s/ Randy W. Furr
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

Signature	Title	Date

/s/ John H. Kispert John H. Kispert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2012

/s/ Randy W. Furr Randy W. Furr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2012

/s/ Raymond Bingham Raymond Bingham	Chairman of the Board of Directors	February 23, 2012

/s/ Keith Barnes Keith Barnes	Director	February 23, 2012

/s/ Hans Geyer Hans Geyer	Director	February 23, 2012

/s/ Paul Mercadante Paul Mercadante	Director	February 23, 2012

/s/ William E. Mitchell William E. Mitchell	Director	February 23, 2012

/s/ Ajay Shah Ajay Shah	Director	February 23, 2012

/s/ Clifton Thomas Weatherford Clifton Thomas Weatherford	Director	February 23, 2012