Form 10-Q
period 2012-03-25
Spansion Inc.
filed 2012-05-01
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on April 26, 2012:

Class	Number of Shares
Class A Common Stock, $0.001 par value	59,834,923
Class B Common Stock, $0.001 par value	1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 25, 2012	March 27, 2011

Net sales	$218,758	$292,937
Cost of sales	159,560	224,165
Research and development	26,041	29,829
Sales, general and administrative	32,640	39,683
Restructuring charges	4,518	—

Operating loss	(4,001)	(740)
Interest and other income, net	1,505	747
Interest expense	(7,681)	(9,058)

Loss before income taxes	(10,177)	(9,051)
Provision for income taxes	(3,445)	(5,097)

Net loss	(13,622)	(14,148)
Less: Net loss attributable to the noncontrolling interest	(503)	—

Net loss attributable to Spansion Inc. common stockholders	$(13,119)	$(14,148)

Net loss per share
Basic	$(0.22)	$(0.23)

Diluted	$(0.22)	$(0.23)

Shares used in per share calculation
Basic	59,676	62,140

Diluted	59,676	62,140

See accompanying notes.

Spansion Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended
	March 25, 2012	March 27, 2011
Net loss	$(13,622)	$(14,148)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(179)	(824)

Total comprehensive loss	$(13,801)	$(14,972)
Less: Comprehensive loss attributable to noncontrolling interest	(503)	—

Comprehensive loss attributable to Spansion Inc.	$(13,298)	$(14,972)

See accompanying notes.

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	March 25, 2012	December 25, 2011
Assets
Current assets:
Cash and cash equivalents	$197,025	$194,850
Short-term investments	63,842	67,855
Accounts receivable, net	112,988	110,343
Inventories	159,689	174,089
Deferred income taxes	5,176	6,275
Prepaid expenses and other current assets	35,110	29,494

Total current assets	573,830	582,906
Property, plant and equipment, net	182,900	209,227
Intangible assets, net	170,507	177,721
Goodwill	167,053	167,219
Other assets	61,021	54,072

Total assets	$1,155,311	$1,191,145

Liabilities and equity
Current liabilities:
Accounts payable	$62,387	$79,560
Accrued compensation and benefits	30,448	30,676
Other accrued liabilities	55,253	52,598
Income taxes payable	2,779	1,702
Deferred income taxes, short-term	370	360
Deferred income	17,532	18,223
Current portion of long-term debt	12,951	4,222

Total current liabilities	181,720	187,341
Deferred income taxes	5,032	6,135
Long-term debt, less current portion	423,056	445,177
Other long-term liabilities	29,047	29,951

Total liabilities	638,855	668,604
Commitments and contingencies (Note 12)	—	—
Spansion Inc. Stockholders’ equity:
Capital stock:
Class A common stock, $0.001 par value, 150,000,000 shares authorized, 59,846,834 shares issued and outstanding	60	60
Class B common stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	—	—
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	683,025	675,309
Accumulated deficit	(165,696)	(152,578)
Accumulated other comprehensive loss	(1,807)	(1,628)

Total Spansion Inc. stockholders’ equity	515,582	521,163
Noncontrolling interest	874	1,378
Total equity	516,456	522,541

Total liabilities and equity	$1,155,311	$1,191,145

See accompanying notes.

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 25, 2012	March 27, 2011

Cash Flows from Operating Activities:
Net loss	$(13,622)	$(14,148)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	25,642	52,083
Gain on liquidation of auction rate securities	(1,059)	—
Provision (benefit) for deferred income taxes	126	(1,457)
Net gain on sale and disposal of property, plant and equipment	(163)	(648)
Asset impairment charges	2,070	2,683
Compensation recognized under employee stock plans	6,447	4,548
Amortization of inventory fresh start markup	—	6,787
Changes in assets and liabilities	(4,508)	(78,758)

Net cash provided by (used for) operating activities	14,933	(28,910)

Cash Flows from Investing Activities:
Proceeds from liquidation of auction rate securities	1,059
Proceeds from sale of property, plant and equipment	4,227	2,139
Purchases of property, plant and equipment	(9,229)	(6,053)
Proceeds from maturities of marketable securities	38,396	—
Purchases of marketable securities	(34,383)	—

Net cash provided by (used for) investing activities	70	(3,914)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock due to options exercised	1,269	—
Payments on debt and capital lease obligations	(13,632)	(1,463)
Cash settlement on hedging activies	(268)	(268)
Purchase of bankruptcy claims	—	(12,000)

Net cash used for financing activities	(12,631)	(13,731)

Effect of exchange rate changes on cash and cash equivalents	(197)	696

Net increase (decrease) in cash and cash equivalents	2,175	(45,859)
Cash and cash equivalents at the beginning of period	194,850	329,294

Cash and cash equivalents at end of period	$197,025	$283,435

Non-cash investing and financing activities:
Liabilities recorded for purchases of property, plant and equipment	$2,684	$9,394

See accompanying notes.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The December 25, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011 but does not include all disclosures required by U.S. GAAP for annual periods. The Company also adopted fresh start accounting (FSA) for financial reporting purposes upon emergence from bankruptcy proceedings on May 10, 2010.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011 as filed on February 23, 2012 with the SEC. The results of operations for the three months ended March 25, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

The Company’s fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. The additional week in a 53-week year is added to the second quarter to realign the Company’s fiscal quarters more closely to calendar quarters. Fiscal 2012 and fiscal 2011 are comprised of 53-week and 52-week periods, respectively.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries and a variable interest entity (VIE) of which the Company was the primary beneficiary. The VIE’s financial statements are not significant to the Company’s condensed consolidated financial statements for the periods presented. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements and disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Estimates are used to account for the fair value of certain marketable securities, revenue reserves, the allowance for doubtful accounts, inventory reserves, valuation of intangible assets, impairment of long-lived assets, legal contingencies, income taxes, stock-based compensation expenses, the fair value of the debt, and product warranties. Actual results may differ from those estimates, and such differences may be material to the Company’s consolidated financial statements.

There have been no significant changes in the Company’s critical accounting estimates or significant accounting policies during the three months ended March 25, 2012 as compared to the discussion in Part II, Item 7 and in Note 3 to the Company’s financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 25, 2011.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

2. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to its guidance regarding the presentation of comprehensive income. The amended guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB further modified the guidance by deferring until further notice the requirement of presenting the effects of reclassification adjustments on accumulated other comprehensive income as both components of net income and of other comprehensive income. This guidance is effective on a retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance in the first quarter of fiscal 2012 did not have a material impact on the Company’s financial position, results of operations or cash flows as it only impacted the presentation of the financial statements. The Company has opted to present this information in two separate but consecutive statements.

In September 2011, the FASB issued an amendment to the guidance regarding the testing of goodwill for impairment. The amended guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance in the first quarter of fiscal 2012 did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Balance Sheet Components

The Company’s cash balances are held in numerous locations throughout the world but primarily held in the United States. As of March 25, 2012, the Company had cash, cash equivalents, and short-term investments of $246.7 million held within the United States and $14.2 million held outside of the United States. As of December 25, 2011, the Company had cash, cash equivalents, and short term investments of $252.2 million held within the United States and $10.5 million held outside of the United States.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

All securities other than the Federal Deposit Insurance Corporation (FDIC) insured certificates of deposit were designated as available-for-sale. FDIC insured certificates of deposits are held to maturity. Gross unrealized gains and losses on cash equivalents and short term investments were not material for the three months ended March 25, 2012 and December 25, 2011. Gross realized gains and losses on cash equivalents and short term investments were not material for the three months ended March 25, 2012 and March 27, 2011.

	March 25, 2012	December 25, 2011
	(in thousands)
Cash and cash equivalents
Cash	$186,848	$192,802
Cash equivalents:
Time deposit	4,065	—
Money market funds	3,603	1,172
FDIC insured certificates of deposits	2,509	876

Cash and cash equivalents	$197,025	$194,850

Short-term investments
Commercial Papers	$24,964	$24,963
FDIC insured certificates of deposits	38,878	42,892

Short-term investments	$63,842	$67,855

Account receivable, net
Accounts receivable, gross	$113,218	$110,567
Allowance for doubtful accounts	(230)	(224)

Account receivable, net	$112,988	$110,343

Inventories
Raw materials	$10,518	$12,442
Work-in-process	132,685	130,671
Finished goods	16,486	30,976

Inventories	$159,689	$174,089

Property, plant and equipment, net
Land	$51,778	$51,778
Buildings and leasehold improvements	52,586	68,177
Equipment	307,976	309,288
Construction in progress	7,215	10,806
Accumulated depreciation and amortization	(236,655)	(230,822)

Property, plant and equipment, net	$182,900	$209,227

4. Equity Incentive Plan and Stock-Based Compensation

Equity Incentive Plan

The Company’s 2010 Equity Incentive Award Plan (2010 Plan) provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, and deferred stock to its employees, consultants and non-employee members of its Board of Directors.

Generally, annual restricted stock unit (RSU) awards for employees vest in four substantially equal annual installments on the anniversary date of the grant. In the first quarter of fiscal 2012, the Company issued three-year RSU awards which vest in three substantially equal annual installments on the anniversary date of the grant.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The key executive RSU awards generally have a four-year performance period, with 50 percent of each target award (base shares) subject to performance goals in each of the four fiscal years following the date of grant. In the first quarter of fiscal 2012, the Company issued three-year key executive RSU awards with a three year performance period with one-third of each target award (base shares) subject to performance goals in each of the three fiscal years following the date of grant. A minimum of 50 percent and a maximum of 150 percent of base shares may vest over a three-year period, subject to performance. If the performance goals are not met in a particular year, the unvested shares will be carried forward and will be forfeited if not earned by the last performance year. If performance is above target in a particular year, base shares earned will be accelerated after shares carried forward from prior years are used.

In the first quarter of fiscal 2012, the Company issued additional two-year key executive RSU awards to certain executives in lieu of participation in the Company’s annual cash bonus plan, with 100 percent of each award (base shares) subject to performance goals in each of the two fiscal years following the date of grant. 25 percent of these awards are eligible for accelerated vesting on July 31, 2012 based on achievement of the first six month’s performance targets in fiscal 2012. The annual performance goals for these awards are the same as those for the three and four-year key executive RSU awards. A minimum of 0% and maximum of 100% of base shares vest each year, subject to performance. Unvested shares will not be carried forward and will be forfeited if not earned in any particular year.

The numbers of shares of common stock available for grant at March 25, 2012 under the 2010 Plan are shown in the following table:

Shares Available For Grant
Balance as of December 25, 2011	2,150,354
Additional shares issuable under 2010 Plan (annual increase for 2012)	3,560,245
Stock options granted, net of forfeitures/cancellations	(2,138,377)
RSU awards granted, net of forfeitures/cancellations	(940,978)
Key Executive RSU awards granted, net of forfeitures/cancellations	(902,771)

Balance as of March 25, 2012	1,728,473

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Stock-Based Compensation

The following table sets forth the total recorded stock-based compensation expense by financial statement caption resulting from the Company’s stock options and RSU awards:

	Three Months Ended
	March 25, 2012	March 27, 2011
	(in thousands)
Cost of sales	$1,296	$616
Research and development	1,586	814
Sales, general and administrative	3,565	3,118

Stock-based compensation expense before income taxes	6,447	4,548

Stock-based compensation expense after income taxes(1)	$6,447	$4,548

(1)	There was no income tax benefit related to stock-based compensation because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subject to a full valuation allowance.

The weighted average fair value of the Company’s stock options granted in the three months ended March 25, 2012 and March 27, 2011 was $4.04 and $9.23 per share, respectively. The fair value of each stock option was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for grants:

	Weighted Average for the
	Three Months Ended March 25, 2012	Three Months Ended March 27, 2011

Expected volatility	51.36%	55.81%
Risk-free interest rate	0.92%	1.89%
Expected term (in years)	4.35	4.35
Dividend yield	0.00%	0.00%

As of March 25, 2012, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $58.2 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2015.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activities and related information under the 2010 Plan for the periods presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding stock options as of December 25, 2011	4,295,794	$14.97	5.65	—
Granted	2,246,900	$9.63	—	—
Canceled/Forfeited	(108,523)	$4.77	—	—
Exercised	(101,556)	$10.51	—	—

Outstanding stock options as of March 25, 2012	6,332,615	$13.32	6.03	$8,267

Total vested and exercisable as of March 25, 2012	1,517,149	$13.38	5.34	$1,586

No income tax benefit was realized from stock option exercises for the three months ended March 25, 2012.

The following table summarizes RSU and key executive RSU award activities and related information for the three months ended March 25, 2012:

	RSU		Key Executive RSU
	Number of Shares	Weighted Average Grant-date Fair Value	Number of Shares	Weighted Average Grant-date Fair Value

Outstanding as of December 25, 2011	2,143,035	$14.94	969,956	$13.71
Granted	1,040,158	$—	1,050,222	$10.03
Canceled/Forfeited	(99,180)	$14.17	(147,451)	$15.24
Vested	(337,900)	$10.04	(147,451)	$10.03

Outstanding as of March 25, 2012	2,746,113	$9.91	1,725,276	$11.65

As described above, key executive RSUs granted during the quarter ended March 25, 2012 have both service and performance conditions for vesting.

5. Net Income Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by using the weighted average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying the Company’s outstanding dilutive stock options, RSUs and other similar equity instruments had been issued. The dilutive effect of outstanding options and RSUs is

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

For the three months ended March 25, 2012 and March 27, 2011, the Company excluded from its diluted per share computation approximately 2.3 million and 4.6 million, respectively, of potential shares of common stock issuable upon exercise of outstanding stock options and vesting of outstanding RSUs because they had an anti-dilutive effect.

6. Intangible Assets and Goodwill

Intangible Assets

The following tables present intangible assets balances as of the dates indicated below:

	March 25, 2012			December 25, 2011
	(in thousands)
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed Technology	$107,215	$(22,776)	$84,439	$100,167	$(18,828)	$81,339
Customer relationships	93,675	(17,826)	75,849	94,227	(15,427)	78,800
Trade Name	8,374	(2,315)	6,059	8,374	(2,001)	6,373
IP R&D	4,160	—	4,160	11,209	—	11,209

Total	$213,424	$(42,917)	$170,507	$213,977	$(36,256)	$177,721

Amortization expense for intangible assets was $6.7 million and $5.2 million for the three months ended March 25, 2012 and March 27, 2011, respectively. The estimated future amortization expenses for intangible assets arising from FSA are summarized below:

Estimated Future Amortization
(in thousands)
Fiscal 2012 (remaining 9 months)	$21,608
Fiscal 2013	27,242
Fiscal 2014	27,242
Fiscal 2015	27,242
Fiscal 2016	27,526
Fiscal 2017 and beyond	39,647

Total	$170,507

In-Process Research and Development (IP R&D)

As of March 25, 2012, approximately $38.8 million of the total capitalized IP R&D of $43.0 million relating to Spansion GL NOR Flash memory projects reached technological feasibility and were transferred to developed technology. Of the $38.8 million, $ 7.0 million was capitalized during the three month ended March 25, 2012. The Company estimated the useful life for developed technology at 7 years and

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

amortization of $1.4 million was recorded for the three months ended March 25, 2012 for this developed technology. The Company expects the remaining projects (relating to the development of process technologies to manufacture flash memory products associated with Spansion GL and FL product families) to attain technological feasibility and commence commercial production during the second quarter of fiscal 2012.

Goodwill

The changes in the carrying amount of goodwill as of March 25, 2012, are as follows:

Total (in thousands)
Goodwill as of December 26, 2010	$153,338
Goodwill from consolidation of variable interest entity	5,155
Adjustment to fresh start accounting	8,598
Translation (loss)/gain	128

Goodwill as of December 25, 2011	$167,219
Translation (loss)/gain	(166)

Goodwill as of March 25, 2012	$167,053

The Company has determined that it is a single reporting unit and determined that there were no significant events or circumstances during the three months ended March 25, 2012 that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As such, the Company concluded that it was not necessary to perform the two-step goodwill impairment test at this time.

7. Debt

The following table summarizes the Company’s debt at March 25, 2012 and December 25, 2011:

	March 25, 2012	December 25, 2011
	(in thousands)
Debt obligations:
Term Loan	$233,690	$247,082
Senior Unsecured Notes	200,000	200,000
China Working Capital loan facility	2,317	2,317

Total debt	$436,007	$449,399
Less: current portion	12,951	4,222

Long-term debt	$423,056	$445,177

Under the Company’s existing debt arrangements, the Company is subject to covenants that, among other things, place certain limitations on the Company’s ability to incur additional debt, make investments, pay dividends, and sell assets. The Company was in compliance with these covenants as of March 25, 2012. Additionally as of March 25, 2012, the Company had not drawn down against its Revolving Credit Facility.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

8. Fair Value Measurement

The Company measures its cash equivalents, marketable securities, and interest rate derivative contracts at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activities.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The cash equivalents and marketable securities are classified within Level 1 or Level 2. This is because the Company values its cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The interest rate derivative contracts are classified as Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments. In determining the fair value of the Company’s interest rate swap, the Company uses the present value of expected cash flows based on market observable interest rate yield curves and interest rate volatility commensurate with the term of each instrument.

The fair value measurements of the Company’s financial assets and liabilities consisted of those categorized in the table below based upon the fair value hierarchy:

	March 25, 2012					December 25, 2011
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
				(in thousands)
Money market funds	$3,603	$—	$—	$3,603		$1,172	$—	$—	$1,172
Commercial paper	—	24,964	—	24,964		—	24,963	—	24,963

Total financial assets	$3,603	$24,964	$—	$28,567	*	$1,172	$24,963	$—	$26,135	*

Interest rate swaps	$—	$1,260	$—	$1,260		$—	$1,443	$—	$1,443

Total financial liabilities	$—	$1,260	$—	$1,260		$—	$1,443	$—	$1,443

*	Total short-term investments and cash equivalents excludes cash of $232.3 million and $236.5 as of March 25, 2012 and December 25, 2011 held in operating accounts, respectively.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Fair Value of Other Financial Instruments not carried at Fair Value

Substantially all of the Company’s long-term debt is traded in the market and the fair value in the table below is based on the quoted market price as of March 25, 2012 and December 25, 2011. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	March 25, 2012		December 25, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Debt traded in the market:
Term Loan	$235,549	$234,371	$249,181	$246,066
Senior Unsecured Notes	200,000	193,000	200,000	179,000
Debt not traded in the market	2,317	2,317	2,317	2,317

Total Debt Obligations	$437,866	$429,688	$451,498	$427,383

The fair value of the Company’s long-term debt that is not traded in the market was estimated by considering the interest rates and the terms of the debt. The fair value of the Company’s cash equivalents, accounts receivable, accounts payable and other current liabilities approximates their carrying value.

9. Derivative Financial Instruments

Interest Rate Risk

The Company is currently exposed to the variability of future quarterly interest payments on its Term Loan due to changes in the LIBOR above the floor rate of 1.25 percent. To mitigate this interest rate risk and also to comply with the hedging requirement required in the initial Term Loan agreement, the Company entered into a series of interest rate swaps to manage the interest rate risk associated with its borrowings in the third quarter of 2010. This hedging requirement was removed when the Term Loan was amended in November 2010. However, the interest rate swaps remained in place as of March 25, 2012.

The Company has approximately $233.7 million outstanding under the Term Loan as of March 25, 2012. Under the swap agreements, with an aggregate notional amount of $250 million and an expiration date of May 17, 2013, the Company pays the independent swap counterparty a fixed rate of 2.42 percent and, in exchange, the swap counterparty pays the Company an interest rate equal to the floor rate of 2 percent or three-month LIBOR, whichever is higher.

As of November 9, 2010, due to the amendment of the Term Loan, the critical terms of the swaps and the Term Loan were no longer matched. Accordingly, the hedge no longer qualified as a cash flow hedge. As a result, the mark-to-market of the swaps has been reported as a component of interest expense since the fourth quarter of fiscal 2010.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The following table summarizes the interest expense related to the swaps :

	Income Sheet Location	March 25, 2012	March 27, 2011
		(in thousands)
Swap interest expense	Interest expense	$85	$369

The location and fair value amounts of the Company’s derivative instruments reported in its condensed consolidated balance sheet were as follows:

	Balance Sheet Location	March 25, 2012	December 25, 2011
		(in thousands)
Interest rate swap	Other Current Liabilities and Other Liabilities	$1,260	$1,443

10. Income Taxes

The following table presents the income tax expenses of the Company:

	Three Months Ended
	March 25, 2012	March 27, 2011
	(in thousands)
Income tax expenses	$3,445	$5,097

For the three months ended March 25, 2012, the Company recorded an income tax expense of $3.4 million which includes $1.0 million related to withholding tax on Samsung licensing revenue, compared to an income tax expense of $5.1 million for the three months ended March 27, 2011 which includes correction of uncertain income tax positions of its foreign locations from May 11, 2010 to December 26, 2010 of $2.8 million. The income tax expense recorded for these periods, excluding the correction and withholding taxes, was primarily due to operating income in the Company’s foreign locations.

As of March 25, 2012, all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on the Company’s assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 25, 2011, the Company had U.S. federal and state net operating loss carry forwards of approximately $1.0 billion and $208.0 million, respectively. Approximately $533.6 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. The federal and state net operating losses, if not utilized, expire from 2016 to 2031.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

If the Company were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, its ability to utilize its unlimited federal net operating loss carry forwards could be limited under certain provisions of the Internal Revenue Code. As a result, the Company could incur greater tax liabilities than it would in the absence of such a limitation and any incurred liabilities could materially adversely affect the Company’s results of operations and financial condition.

11. Restructuring Charges

Fiscal 2011 Restructuring Plan

In the fourth quarter of fiscal 2011, the Company initiated a restructuring plan as part of a company-wide cost saving initiative aimed to reduce operating costs in light of global economic challenges and rapid changes in the China wireless and handset market. In the area of reducing costs and improving efficiencies, the Company announced reduction of headcount in several locations and the closure of its assembly, test, mark and pack facility in Kuala Lumpur, Malaysia (the KL facility), which was completed in the first quarter of fiscal 2012.

During the first quarter of fiscal 2012, the Company continued to implement restructuring activities under this plan. As a result of the anticipated sale of the KL facility, the Company classified the carrying value of $10.3 million for the land, building and equipment as held for sale within prepaid expenses and other current assets on the condensed consolidated balance sheet. On March 12, 2012, Spansion entered into an agreement in connection with the sale of the land and building. The sales price is 125.0 million Malaysian ringgits, approximately $40.6 million (based on currency conversion rate as of March 25, 2012), on an “as is, where is” basis. The sale is expected to be completed in the second quarter of fiscal 2012 subject to performance of certain terms and conditions.

Total costs incurred through March 25, 2012 are $17.6 million and costs expected to be incurred for consolidating and closing the Company’s KL facility through the fourth quarter of fiscal 2012 are $2.2 million.

Fiscal 2009/10 Restructuring Plan

In fiscal 2009 and 2010, the Company implemented certain restructuring measures, including workforce reductions and the sale of its plant in Suzhou, China, leading to various charges related to termination benefits, fixed asset relocation, depreciation and disposal charges. During the quarter ended March 25, 2012, there was a restructuring credit of $0.8 million as a result of the Company having prevailed in a labor-related lawsuit in conjunction with the 2009 restructuring activities in Thailand. Total costs incurred through March 25, 2012 under this restructuring plan were $43.2 million.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Summary of Restructuring Plans

The following table sets forth a summary of restructuring activities related to all of the Company’s restructuring plans described above during the three months ended March 25, 2012:

	Accrued restructuring
	2011 restructuring plan	2009/2010 Restructuring plan
	(in thousands)
Beginning balance as of December 25, 2011	$8,087	$1,200
Provision:
Asset relocation fees	2,190	—
Asset impairment charges	2,070	—
Severance and others	1,114	—
Non-cash charges	(2,829)	(890)
Cash payments	(4,988)	(83)

Ending balance as of March 25, 2012	$5,644	$227

There were no restructuring charges for the three months ended March 27, 2011.

12. Commitments and Contingencies

Purchase Commitments

The Company has $160.8 million of purchase commitments with certain suppliers, primarily for inventory and some nonproduction items as of March 25, 2012.

Guarantees

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

Income Taxes

The Company is subject to audit by the Internal Revenue Service (IRS) and various other tax authorities. The Company has reserved for potential adjustments to the provision for income taxes that may result from

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

examinations by, or any negotiated agreements with, these tax authorities, and the Company believes that the final outcome of these examinations or agreements will not have a material effect on the Company’s results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period the Company determines the liabilities are no longer necessary. If the estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

Product Warranties

The Company generally offers a one-year limited warranty for its Flash memory products. Changes in the Company’s liability for product warranty are as follows:

	Three Months Ended
	March 25, 2012	March 27, 2011
	(in thousands)
Balance at beginning of period	$2,537	$3,635
Provision for warranties issued	1,517	362
Settlements made	(187)	(744)
Changes in liability for pre-existing warranties during the period	(73)	(268)

Balance at end of period	$3,794	$2,985

Legal Matters

The Company is a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In addition to ordinary routine litigation incidental to the business, the Company is party to a material legal proceeding as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011. The outcome of any litigation is uncertain, and, should the proceeding where the Company is a defendant be successful, it may be subject to significant damages awards which could have a material adverse effect on its financial condition or cash flows.

Fast Memory Erase LLC v. Spansion Inc., et al.

On June 9, 2008, Fast Memory Erase LLC filed a complaint in the U.S. District Court for the Northern District of Texas alleging patent infringement against Spansion Inc., Spansion LLC, Intel Corp., Numonyx B. V., Numonyx, Inc., Nokia Corp., Nokia Inc., Sony Ericsson Mobile Communications AB, Sony Ericsson Mobile Communications (USA), Inc., and Motorola, Inc. The case is styled, Fast Memory Erase, LLC v. Spansion Inc., Spansion LLC, et al., Case No. 3:08-CV-00977-M (N.D. Tex.). Fast Memory Erase’s complaint alleges that Spansion’s NOR Flash memory products using floating gate technology infringe one or more claims of U.S. Patent No. 6,236,608 (the ‘608 patent). Fast Memory Erase has also asserted U.S. Patent No. 6,303,959 (the ‘959 patent) in its complaint against the products of other defendants, namely Intel and Numonyx, but it has not asserted the ‘959 patent against any Spansion products. On December 22, 2008, Fast Memory Erase filed an amended complaint. In its amended complaint, Fast Memory Erase added Apple, Inc. as a defendant. Spansion has answered Fast Memory Erase’s complaint and amended complaint. Spansion’s answers assert that Spansion does not infringe the ‘608 patent and that the ‘608 patent is invalid. In its answers, Spansion also asserts counterclaims against Fast Memory Erase for declaratory judgments of non-infringement and

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

invalidity The case was stayed against Spansion as a result of the Chapter 11 Cases until May 18, 2009. The U.S. Bankruptcy Court preliminarily lifted the stay and set June 23, 2009 as the date for a final determination on the stay. The parties subsequently agreed to lift the stay so that the U.S. District Court could proceed with a Markman hearing solely to determine the meaning of certain claims of the ‘959 patent, which was held on September 16, 2009. At the Markman hearing, the Court did not consider the claims of the ‘608 patent because it was subject to reexamination by the U.S. Patent and Trademark Office. The Court stayed the case with respect to the ‘608 patent on December 9, 2009, in view of a pending reexamination. On March 8, 2010, the ‘959 patent was severed from the case and assigned a separate case number. The case remains stayed. The Company believes that the potential loss or range of loss, if any, in this case cannot be estimated at this time.

13. Ongoing bankruptcy related matters

In connection with the Company’s emergence from Chapter 11 bankruptcy proceedings in May 2010, a claims agent was appointed to analyze and, at its discretion, contest outstanding disputed claims totaling $1.5 billion. As of March 25, 2012, the Company had total outstanding disputed claims of $173.0 million, including reserves and 6.3 million unregistered shares of Class A Common Stock relating to resolution of those outstanding disputed claims.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties associated with substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives; and the effect of the natural disasters in Japan and Thailand. Other risks and uncertainties relating to our business include our ability to: successfully transform our business and implement our new business strategy focused primarily on the embedded Flash memory market; maintain or increase our average selling price and lower our average costs; accurately forecast customer demand for our products; attract new customers; obtain additional financing in the future; maintain our distribution relationships and channels in the future; successfully enter new markets and manage our international expansion; successfully compete with existing and new competitors, or with new memory or other technologies; successfully develop new applications and markets for our products; maintain manufacturing efficiency; obtain adequate supplies of satisfactory materials essential to manufacture our products; successfully develop and transition to the latest technologies; negotiate patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; protect our intellectual property and defend against infringement or other intellectual property claims; maintain our business operations and demand for our products in the event of natural or man-made catastrophic events; and effectively manage, operate and compete in the current sustained economic downturn. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect any events or circumstances that arise after the date of this report, or to conform such statements to actual results or changes in our expectations.

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

Our Flash memory solutions are incorporated in products manufactured by leading original equipment manufacturers (OEMs). Our products are designed to accommodate various voltage, interface and density requirements for a wide range of applications and customer platforms. The majority of our NOR Flash product designs are based on our proprietary two-bit-per-cell MirrorBit® technology, which has a simpler cell architecture, higher yields and lower costs than competing floating gate NOR Flash memory technology. In addition, we license our intellectual property to third parties for revenue.

In early 2009, we emphasized our strategic efforts in the “embedded” portion of the Flash memory market, which is generally characterized by long design and product life cycles, relatively stable pricing, more predictable supply-demand outlook and lower capital investments. Within this embedded space, we now focus on serving customers through a differentiated, non-commodity, service-oriented model that strives to meet their needs for product performance and commitment to quality and reliability. In connection with this strategic repositioning, in early 2009 we also began exiting a large portion of the wireless Flash memory market, and this action has helped improve operational performance and our financial results.

Our net sales for the first quarter of 2012 decreased, as compared to the first quarter of fiscal 2011, due to the continued effects of further reduced wireless sales as a result of wireless customers rapidly moving to choose mid- and low-density serial NOR products that presently we do not offer, which began in the third quarter of fiscal 2011, as well as lower consumer end market sales attributable to macro global issues surrounding consumer confidence and spending.

In the fourth quarter of 2011, we initiated a restructuring plan to align the business with current market conditions and to further reduce operating expenses. The plan encompassed the consolidation of two test and assembly manufacturing operations in Asia and resulted in the closure of our Kuala Lumpur, Malaysia facility (the KL facility), which we completed in first quarter of fiscal 2012, and the sale of the land and building related to that facility, which we expect to complete in the second quarter of fiscal 2012. In the three months ended March 25, 2012, we recognized $5.4 million of restructuring expenses largely relating to asset relocation, asset impairment and severance charges.

Refer to our “Results of Operations” below in this section for a quantitative and qualitative analysis and discussion of our quarterly results for the three months ended March 25, 2012 and March 27, 2011, respectively.

Critical Accounting Policies

There have been no significant changes in our critical accounting estimates or significant accounting policies during the three months ended March 25, 2012 as compared to the discussion in Part II, Item 7 and in Note 3 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 25, 2011. We also adopted fresh start accounting (FSA) for financial reporting purposes upon emergence from bankruptcy proceedings on May 10, 2010.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to its guidance regarding the presentation of comprehensive income. The amended guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB further modified the guidance by deferring until further notice the requirement of presenting the effects of reclassification adjustments on accumulated other comprehensive income as both components of net income and of other comprehensive income. This guidance is effective on a retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance in the first quarter of fiscal 2012 did not have any material impact on our financial position, results of operations or cash flows as it only impacted the presentation of the financial statements. We opted to present this information in two separate but consecutive statements.

In September 2011, the FASB issued an amendment to the guidance regarding the testing of goodwill for impairment. The amended guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance in the first quarter of fiscal 2012 did not have a material impact on our financial position, results of operations or cash flows.

Results of Operations

Comparison of Net Sales, Gross Margin, Operating Expenses, Interest and Other Income, Net, Interest Expense and Income Tax Provision

The following is a summary of our operating results:

	Three Months Ended
	March 25, 2012	March 27, 2011	Variance in Dollars
	(in thousands, except for percentages)
Total net sales	$218,758	$292,937	$(74,179)
Cost of sales	159,560	224,165	(64,605)
Gross margin	27%	23%	4%
Research and development	26,041	29,829	(3,788)
Sales, general and administrative	32,640	39,683	(7,043)
Restructuring charges	4,518	—	4,518
Operating loss	(4,001)	(740)	(3,261)
Interest and other income, net	1,505	747	758
Interest expense	(7,681)	(9,058)	1,377
Provision for income taxes	(3,445)	(5,097)	1,652

Total Net Sales

Total net sales for the three months ended March 25, 2012 decreased $74.2 million compared to the total net sales for the three months ended March 27, 2011 primarily due to $84.2 million reduction in wireless and consumer end market sales. Wireless sales declined as a result of the continued impact of wireless customers moving to mid- and low-density serial NOR products that we presently do not offer, which began in the third quarter of fiscal 2011. Decline in the consumer end market sales was attributable to macro global issues surrounding consumer confidence and spending. This decrease was partially offset by $6.3 million of Samsung license revenue recognized in connection with the June 2011 patent litigation settlement.

Gross Margin

Our gross margin dollars for the three months ended March 25, 2012 decreased by $9.6 million compared to gross margin for the three months ended March 27, 2011. $13.7 million of this decrease was primarily due to lower wireless product revenues as discussed above, and $5.9 million was due to costs on our underutilized capacity, net of benefit from diminishing FSA adjustments. The above decrease was offset by $6.3 million relating to Samsung license revenue. Our gross margin as a percentage of sales increased from 23% to 27% due to a decrease in low margin consumer and wireless revenues, increase in higher margin licensing revenues and benefits from diminishing FSA related adjustments.

Research and Development (R&D)

R&D expenses for the three months ended March 25, 2012 decreased by $3.8 million, compared to the three months ended March 27, 2011. The decrease of R&D expenses was due to favorable impact of $2.3 million asset impairment charges relating to R&D tools and equipment resulting from the closure of our development facility located in Sunnyvale, California in the first quarter of fiscal 2011, $1.9 million lower material costs for certain projects, and $1.0 million lower FSA depreciation charges. The above decrease was offset by $2.0 million higher research and development charges related to NAND development in the first quarter of fiscal 2012.

Sales, General and Administrative (SG&A)

SG&A expenses for the three months ended March 25, 2012 decreased by $7.0 million compared to the three months ended March 27, 2011. The decrease in SG&A expense was primarily due to $3.0 million reduction in legal expense as a result of the settlement of the Samsung litigation in June 2011, $2.4 million lower bonus charges due to lower performance against target and $1.8 million lower depreciation and building allocation charges due to the diminishing impact of FSA adjustments in fiscal 2012.

Restructuring charges

Restructuring charges for the three months ended March 25, 2012 were $4.5 million, comprised of costs of $5.4 million primarily relating to asset relocation and impairment charges in our KL facility which was offset by a $0.9 million credit as a result of us having prevailed in a labor-related lawsuit in conjunction with the 2009 Restructuring Plan in Thailand. There were no restructuring charges for the first quarter of fiscal 2011.

Interest and Other Income, Net

Interest and other income, net, increased by approximately $0.8 million for the three months ended March 25, 2012 compared to the three months ended March 27, 2011 due to $1.1 million proceeds from liquidation of previously impaired auction rate securities and $1.0 million higher recoveries of cash disbursements made prior to bankruptcy. The above increase was offset by $1.1 million higher realized and unrealized net loss on foreign currency transactions.

Interest Expense

Interest expense decreased by approximately $1.4 million for the three months ended March 25, 2012 compared to the three months ended March 27, 2011. The decrease was primarily due to a reduction in interest rate from refinancing the Term Loan in May 2011.

Income Tax Provision

For the three months ended March 25, 2012, we recorded an income tax expense of $3.4 million which includes $1.0 million related to withholding tax on Samsung licensing revenue, compared to an income tax expense of $5.1 million for the three months ended March 27, 2011 which includes correction of uncertain income tax positions of its foreign locations from May 11, 2010 to December 26, 2010 of $2.8 million. The income tax expense recorded for these periods, excluding the correction and withholding taxes, was primarily due to operating income in our foreign locations.

As of March 25, 2012, all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on our assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 25, 2011, we had U.S. federal and state net operating loss carry forwards of approximately $1.0 billion and $208.0 million, respectively. Approximately $533.6 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. The federal and state net operating losses, if not utilized, expire from 2016 to 2031.

If we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize its unlimited federal net operating loss carry forwards could be limited under certain provisions of the Internal Revenue Code. As a result, we could incur greater tax liabilities than it would in the absence of such a limitation and any incurred liabilities could materially adversely affect our results of operations and financial condition.

Contractual Obligations

The following table summarizes our contractual obligations at March 25, 2012:

							2017 and
	Total	2012	2013	2014	2015	2016	Beyond
			(in thousands)
Senior Secured Term Loan	$235,549	$1,798	$10,688	$2,312	$220,751	$—	$—
Senior Notes	200,000	—	—	—	—	—	200,000
Loan in subsidiary	2,317	2,317	—	—	—	—	—
Interest expense on Debt	129,981	25,094	27,344	26,451	19,592	15,750	15,750
Other long term liabilities (1)	3,598	1,887	783	673	210	45	—
Operating leases	11,349	3,353	2,561	2,121	1,669	1,427	218
Unconditional purchase commitments (2)	160,831	31,867	47,562	20,905	32,357	28,140	—

Total contractual obligations (3)	$743,625	$66,316	$88,938	$52,462	$274,579	$45,362	$215,968

(1)	The other long term liabilities comprise payment commitments under long term software license agreements with vendors and asset retirement obligations.
(2)	Unconditional purchase commitments (UPC) include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are related principally to inventory and other items. UPCs exclude agreements that are cancelable without penalty.
(3)	As of March 25, 2012, the liability for uncertain tax positions was $19.7 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Liquidity and Capital Resources

Cash Requirements

As of March 25, 2012, our cash, cash equivalents and short term investments totaled $260.9 million. As of March 25, 2012, the availability under our revolving credit facility (Revolving Credit Facility) was $15.7 million after deducting the standby letters of credit of $1.3 million issued to certain vendors. As of March 25, 2012, we had not borrowed any amounts under the Revolving Credit Facility.

Our future uses of cash are expected to be primarily for working capital, debt servicing, capital expenditures and other contractual obligations. We believe our anticipated cash flows from operations, current cash balances and availability under our Revolving Credit Facility will be sufficient to fund working capital requirements and operations, service our debt, and meet our cash needs for at least the next twelve months.

Sources and Uses of Cash and Cash Equivalents

Our cash and cash equivalents consisted of demand deposits, money market fund, and FDIC-insured certificates of deposits with a total amount of $197.0 million as of March 25, 2012.

Operating Activities

Net cash provided by operations was $15.0 million during the three months ended March 25, 2012, primarily due to net loss of $13.6 million and net decrease in operating assets and liabilities of $4.5 million offset by net non-cash items of approximately $33.1 million. The net decrease in operating assets and liabilities was primarily due to (i) the decrease of $12.9 million in accounts payable, accrued liabilities, and accrued compensation and benefits, (ii) the increase of $3.1 million in accounts receivable and (iii) the decrease of $14.4 million in inventories. Net non-cash items primarily consisted of $25.6 million of depreciation and amortization, $2.1 million of asset impairment charges, and $6.4 million of stock compensation costs.

Net cash used for operations was $28.9 million during the three months ended March 27, 2011, primarily due to net loss of $14.1 million and net decrease in operating assets and liabilities of $78.8 million offset by net non-cash items of approximately $64.0 million. The net decrease in operating assets and liabilities was primarily due to (i) the decrease of $66.5 million in accounts payable, accrued liabilities, and accrued compensation and benefits and (ii) the increase of $13.7 million in inventories. Net non-cash items primarily consisted of $52.1 million of depreciation and amortization, $6.8 million of amortization of inventory markup relating to FSA, $4.5 million of stock compensation costs, and $2.7 million of asset impairment charges, partially offset by $1.5 million of benefit for deferred income taxes, and $0.6 million gain from sale of property, plant and equipment.

Investing Activities

Net investing activities were cash neutral during the three months ended March 25, 2012, primarily due to $9.2 million of capital expenditures used to purchase of property, plant and equipment, $34.3 million of purchase of marketable securities, partially offset by a $4.1 million deposit received on the sale of the KL facility, proceeds from liquidation of auction rate securities of $1.1 million and $38.4 million proceeds from maturities of marketable securities. In the second quarter of fiscal 2012, we expect to consummate the sale of the KL land and building for the remaining purchase price of approximately 112.0 million Malaysian ringitts ($36.5 million based on a currency conversion rate as of March 25, 2012).

Net cash used for investing activities was $3.9 million during the three months ended March 27, 2011, primarily due to $6.0 million of capital expenditures used to purchase property, plant and equipment, offset by $2.1 million of proceeds from the sale of property, plant and equipment.

Financing Activities

Net cash used for financing activities was $12.6 million during the three months ended March 25, 2012, primarily due to payments of $13.6 million on debt, offset by $1.3 million of proceeds from issuance of common stock upon the exercise of stock options.

Net cash used for financing activities was $13.7 million during the three months ended March 27, 2011 primarily due to $12.0 million of purchase of bankruptcy claims from Tokyo Electric LLC and payments of $1.4 million on debt and capital lease obligations.

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

We do not have any other significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K, as of March 25, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. At March 25, 2012, we had approximately $190.9 million held in demand deposit accounts, approximately $3.6 million held in overnight money market funds, approximately $41.4 million invested in certificates of deposits fully insured by the FDIC, and approximately $25.0 million invested in commercial paper. Our cash and short-term investment position is highly liquid. Approximately $194.9 million have maturity terms of 0 to 30 days, approximately $2.2 million have maturity terms of 31 to 90 days, approximately $29.2 million have maturity terms of 91 to 180 days, and remaining approximately $34.6 million have maturity terms of 181 to 365 days at the time of purchase. Accordingly, our interest income fluctuates with short-term market conditions but our exposure to interest rate risk is minimal due to the short term nature of our cash and investment position.

As of March 25, 2012, approximately 46 percent of the aggregate principal amounts outstanding under our third party debt obligations were fixed rate, and approximately 54 percent of our total debt obligations were variable rate comprised of the Term Loan with an outstanding balance of approximately $233.7 million as of March 25, 2012. The Term Loan has a LIBOR floor of 1.25 percent. While LIBOR is below 1.25 percent, our interest expense will not change along with short-term change in interest rate environment. When LIBOR is above 1.25 percent, changes in interest rates associated with the term loan could then result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our contractual interest expense by approximately $2.3 million annually.

As of March 25, 2012, we have a series of interests rate swaps with a financial institution to partially economically hedge the variability of interest payments attributable to fluctuations in the LIBOR benchmark interest rate. See Note 9 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.

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

•	some of our manufacturing costs are denominated in Japanese yen, and other foreign currencies such as the Thai baht and Malaysian ringgit;

•	sales of our products to Fujitsu are denominated in both U.S. dollars and Japanese yen;

•	some fixed asset purchases are denominated in Japanese yen and European Union euros.

•	proceeds from the sale of KL facility in Malaysian ringgits

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

We had an aggregate of $23.9 million (notional amount) of short-term foreign currency forward contracts denominated in Japanese yen outstanding as of March 25, 2012. The unrealized gain related to the foreign currency forward contracts for the quarter ended March 25, 2012 was not material. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, we generally cover only a portion of our foreign currency exchange exposure. We cannot assure you that these activities will eliminate foreign exchange rate exposure. Failure to eliminate this exposure could have an adverse effect on our business, financial condition and results of operations.

The following table provides information about our foreign currency forward contracts as of March 25, 2012 and December 25, 2011:

	March 25, 2012			December 25, 2011
	Notional Amount	Average Contract Rate	Estimated Fair Value	Notional Amount	Average Contract Rate	Estimated Fair Value
	(in thousands, except contract rates)
Foreign currency forward contract:
Japanese yen	$23,900	¥83.43	$(284)	$33,285	¥77.96	$20

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 25, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of the material legal proceedings, please see our Annual Report on Form 10-K for the fiscal year ended December 25, 2011.

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

The Flash memory market is a mature one subject to business cycles that include extended periods of oversupply and constant downward price pressure, which is due, in substantial part, to the relatively large number of competing firms and technologies. Our competitors are primarily NOR Flash memory makers, including: Micron Technology, Inc., Macronix International Co., Ltd., Winbond Electronics Corp., Microchip Technology Inc., EON Silicon Solution Inc., GigaDevice Semiconductors, Inc. and Atmel Corporation. We increasingly compete with NAND Flash memory makers for applications where NAND Flash memory is suitable for use as code storage. Our NAND Flash memory competitors include Samsung Electronics Co., Ltd., Micron Technology, SK Hynix Inc. and Toshiba Semiconductor Company Inc. In the future, additional NAND Flash memory competitors may include Elpida Memory, Inc., Powerchip Technology Corporation, Macronix International Co., Ltd., Intel Corporation, Sandisk Corporation and Winbond Electronics Corporation.

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

For the reasons stated above, it is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing capacity or we may be contractually obligated to purchase minimum quantities of certain products from our subcontractors. This may result in write-downs or write-offs of inventories and losses on products the demand for which is lower than we anticipate. For example, in the third and fourth quarters of 2011, we wrote down our wireless inventories as a result of a product transition to serial NOR and an overall surplus of inventory in the market. In addition, during periods of industry overcapacity, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements and may result in increased inventory levels.

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

The integrated Flash memory market has two primary groups of applications, embedded and wireless. Historically, we served both groups. Beginning in 2009, however, we started focusing primarily on the embedded market due to its longer product life cycles, higher gross margins, and reduced need to incorporate third party DRAM, PSRAM and NAND into our products. Prior to our change in focus, our wireless sales typically represented 50 percent of our total sales in a quarter. By contrast, in the first quarter of fiscal 2012, wireless sales were 6 percent of total net sales.

The embedded market, however, is more mature than the wireless market and is expected to grow more slowly than some other sectors of the semiconductor industry. In addition, the embedded market, like the wireless market, historically has been, and we anticipate that it will continue to be, subject to selling price reductions. Moreover, existing trends in the wireless market (e.g., increasing downward pressure on gross margins and price per bit) are relevant and to lead similar trends in certain consumer-facing sub-segments within the embedded market (e.g., the consumer market that includes set top boxes for cable and satellite entertainment services).

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

In contrast, we primarily sell parallel NOR products having medium to high density (32 megabits and above). We also primarily sell serial NOR products having medium to high density. We are currently developing NAND Flash memory products and expanding our low density (less than 32 megabits) serial NOR Flash memory product portfolio to meet the increasing demand for these products in embedded applications. However, we cannot be certain that we will successfully develop and introduce NAND Flash memory products and additional low density serial NOR Flash memory products in time and at competitive price points to counteract the falling demand for the parallel NOR Flash memory products we currently sell. If we fail to do so, our business could be materially adversely affected.

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

Furthermore, the operations of our suppliers could be subject to natural disasters and other business disruptions, that could cause shortages and price increases in various essential materials, which are required to manufacture our products. If we are unable to procure an adequate supply of materials that are required for us to manufacture our products, or if the operations of our other suppliers of such materials are affected by an event that causes a significant business disruption, we may have to reduce our manufacturing operations. Such a reduction could have a material adverse effect on us.

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

We currently have, and plan in the future to enter into, foundry, subcontractor and other arrangements with third parties to meet demand for our products. Third-party manufacturers we currently use or expect to use in the future for foundry and other manufacturing services include SK Hynix Inc. or SK Hynix, Fujitsu Semiconductors Limited, or FSL, Elpida Memory, Inc., or Elpida, Semiconductor Manufacturing International Corporation, or SMIC and Dongbu HiTek Co., Ltd. We also use independent contractors to perform some of the assembly, testing and packaging of our products, including ChipMOS Technologies Limited. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs. Third-party manufacturers are generally under no obligation to provide us with any specified minimum quantity of product. We also depend on these manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. In addition, we rely on these manufacturers to invest capital into their facilities and process technologies to meet our needs for new products using advanced process technologies. Given our emergence in May 2010 from our Chapter 11 bankruptcy proceedings (the Chapter 11 Cases) and the volatility and disruption in the capital and credit markets worldwide, we cannot assure you that they will make the investments in their facilities previously contemplated. We also cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and that we will be able to attain qualification from our customers, which may be required prior to production of products at a third party facility. In addition, any significant change in the payment terms we have with these manufacturers could adversely affect us.

Third party manufacturers with whom we contract also make products for other companies, including certain of our competitors, and/or for themselves and could choose to prioritize capacity for themselves or other customers beyond any minimum guaranteed amounts, reduce deliveries to us or, in the absence of price guarantees, increase the prices they charge us on short notice, such that we may not be able to pass cost increases on to our customers. The likelihood of this occurring may be greater as a result of the Chapter 11 Cases. We may be unable to secure an alternative supply for specific products in a short timeframe or at all at an acceptable cost to satisfy our production requirements. In addition, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Other risks associated with our increased dependence on third-party manufacturers include: their ability to adapt to our proprietary technology, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, misappropriation of our intellectual property, their solvency, reduced ability to manage inventory and parts and risks associated with operating in foreign countries. For example, Elpida recently announced that it is seeking bankruptcy protection, and we cannot be assured that it or its successor(s) will manufacture charge trapping NAND products for us. While we have mitigated this risk by partnering with SK Hynix on floating gate NAND products, we will continue to pursue charge trapping NAND at advanced process nodes, and we may not be able to find a third-party manufacturer to make such products for us once they are developed. If we are unable to secure sufficient or reliable suppliers of wafers or obtain the necessary assembly, testing and packaging services, our ability to meet customer demand for our products may be adversely affected, which could have a material adverse effect on us.

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

Our business is capital intensive and our ability to generate operating cash flows depends in large part on the maintenance of a low cost strategy. As part of our strategy going forward, we intend to continue our cost reduction efforts which have included restructuring and technology partnerships. For example, in the fourth quarter of fiscal 2011 and as part of a company-wide cost reduction program, we initiated a restructuring plan to align the business with current market conditions and to reduce operating expenses. The plan encompassed the consolidation of two test and assembly manufacturing operations in Asia and will result in the closure of our KL facility, which we completed in the first quarter of fiscal 2012. This and other cost reduction activities may require initial cash outlays before the anticipated benefits are realized. We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected. Furthermore, in certain instances our cost reductions may make it more difficult for us to succeed in the extremely competitive Flash memory market.

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

Our strategy is to increasingly seek to share research and development costs with third parties. For example, in 2009, we entered into a joint development agreement with Elpida for the development of products based on our charge trapping NAND architecture. However we cannot assure you that we will be able to negotiate such arrangements for more of our research and development needs, or that such arrangements will result in commercially successful technology and products in a timely manner or at all. We will be dependent on the third parties in such agreements to continue to invest financial and skilled human resources, and we cannot assure you that such third parties will make the necessary investments, the absence of which would materially adversely affect our business. For example, Elpida recently announced that it is seeking bankruptcy protection, and we cannot be assured that it or its successor(s) will continue investing in the joint development of charge trapping NAND technology with us. While we have mitigated this risk by partnering with SK Hynix on floating gate NAND technology, we anticipate the need to find another development partner for advanced charge trapping NAND technologies, and we may not be able to find such a partner.

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

For example, the SEC has released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. Under the proposed roadmap, we may be required to prepare financial statements in accordance with IFRS. The SEC has not finalized the timetable for the mandatory adoption of these new standards. It is unclear at this time how the Commission will propose GAAP and IFRS be harmonized if the proposed changes are adopted. If adopted, we will need to develop new systems and controls around IFRS principles. Since this would be a new endeavor, the specific costs associated with this conversion are uncertain and could have a material impact on our results of operations.

Transfers or issuances of our equity, or a debt restructuring, may impair or reduce our ability to utilize our net operating loss carry-forwards and certain other tax attributes in the future.

Pursuant to U.S. federal and state tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (NOLs) carried forward from prior years. We have U.S federal NOL carry forwards of approximately $1.0 billion as of December 25, 2011. Approximately $533.6 million of the federal NOL carry forwards are subject to an annual limitation of $27.2 million. These NOLs, if not utilized, expire from 2016 to 2031. In addition, our ability to utilize unlimited federal NOL carry forwards could be subject to a significant limitation if we were to undergo an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986, as amended.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Sale and Purchase Agreement entered into March 12, 2012 by Spansion (Kuala Lumpur) SDN. BHD., a company incorporated in Malaysia and an indirect wholly-owned subsidiary of Spansion Inc., and Current Connection SDN. BHD., a company incorporated in Malaysia.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or any other liability provision of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: May 1, 2012	By:	/s/ Randy W. Furr
Randy W. Furr
Executive Vice President and Chief Financial Officer