Form 10-Q
period 2012-07-01
Spansion Inc.
filed 2012-08-03
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on July 26, 2012:

Class	Number of Shares
Class A Common Stock, $0.001 par value	60,036,151
Class B Common Stock, $0.001 par value	1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Net sales	$233,440	$298,768	$452,198	$591,705
Cost of sales	159,529	221,336	319,089	445,502
Research and development	29,631	30,567	55,671	60,397
Sales, general and administrative	35,617	10,779	68,257	50,460
Net gain on sale of Kuala Lumpur land and building	(28,434)	—	(28,434)	—
Restructuring charges (credits)	(729)	—	3,788	—

Operating income	37,826	36,086	33,827	35,346
Interest and other income (expense), net	(556)	(288)	949	459
Interest expense	(7,903)	(8,779)	(15,585)	(17,837)

Income before income taxes	29,367	27,019	19,191	17,968
Provision for income taxes	3,370	1,731	6,815	6,828

Net income	25,997	25,288	12,376	11,140
Less: Net loss attributable to the noncontrolling interest	—	—	(503)	—

Net income attributable to Spansion Inc. common stockholders	$25,997	$25,288	$12,879	$11,140

Net income per share
Basic	$0.43	$0.41	$0.22	$0.18

Diluted	$0.43	$0.40	$0.21	$0.17

Shares used in per share calculation
Basic	59,975	62,106	59,832	62,123

Diluted	60,475	63,617	60,590	64,024

See accompanying notes.

Spansion Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Net income	$25,997	$25,288	$12,376	$11,140
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	134	216	(46)	(608)
Unrealized gain on cash flow hedges	217	—	217	—

Other comprehensive income (loss), net of tax:	351	216	171	(608)

Total comprehensive income	26,348	25,504	12,547	10,532
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(503)	—

Comprehensive income attributable to Spansion Inc.	$26,348	$25,504	$13,050	$10,532

See accompanying notes.

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	July 1, 2012	December 25, 2011
Assets
Current assets:
Cash and cash equivalents	$228,127	$194,850
Short-term investments	64,257	67,855
Accounts receivable, net	135,068	110,343
Inventories	159,875	174,089
Deferred income taxes	5,482	6,275
Prepaid expenses and other current assets	31,137	29,494

Total current assets	623,946	582,906
Property, plant and equipment, net	179,420	209,227
Intangible assets, net	163,449	177,721
Goodwill	167,143	167,219
Other assets	51,628	54,072

Total assets	$1,185,586	$1,191,145

Liabilities and equity
Current liabilities:
Accounts payable	$68,252	$79,560
Accrued compensation and benefits	28,948	30,676
Other accrued liabilities	41,483	52,598
Income taxes payable	3,966	1,702
Deferred income taxes, short-term	—	360
Deferred income	24,103	18,223
Current portion of long-term debt	12,045	4,222

Total current liabilities	178,797	187,341
Deferred income taxes	5,022	6,135
Long-term debt, less current portion	420,618	445,177
Other long-term liabilities	26,111	29,951

Total liabilities	630,548	668,604
Spansion Inc. Stockholders’ equity:
Capital stock:
Class A common stock, $0.001 par value, 150,000,000 shares authorized, 60,023,444 shares issued and outstanding (59,337,419 as of December 25, 2011)	60	60
Class B common stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	—	—
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	696,134	675,309
Accumulated deficit	(139,699)	(152,578)
Accumulated other comprehensive loss	(1,457)	(1,628)

Total Spansion Inc. stockholders’ equity	555,038	521,163
Noncontrolling interest	—	1,378
Total equity	555,038	522,541

Total liabilities and equity	$1,185,586	$1,191,145

See accompanying notes.

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	July 1, 2012	June 26, 2011
Cash Flows from Operating Activities:
Net income	$12,376	$11,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,779	93,015
Gain on liquidation of auction rate securities	(1,059)	—
Provision (benefit) for deferred income taxes	1,913	(757)
Net gain on sale of Kuala Lumpur land and building	(28,434)	—
Net gain on sale and disposal of property, plant and equipment	(4,209)	(1,138)
Asset impairment charges	2,070	7,557
Compensation recognized under employee stock plans	15,415	9,596
Amortization of inventory fresh start markup	—	8,260
Changes in assets and liabilities	(27,970)	(101,172)

Net cash provided by operating activities	21,881	26,501

Cash Flows from Investing Activities:
Proceeds from liquidation of auction rate securities	1,059	—
Proceeds from sale of property, plant and equipment	42,643	4,693
Purchases of property, plant and equipment	(18,587)	(28,847)
Proceeds from maturities of marketable securities	55,045	24,979
Purchases of marketable securities	(51,449)	(21,791)

Net cash provided by (used for) investing activities	28,711	(20,966)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock due to options exercised	1,331	4,378
Payments on debt and capital lease obligations	(14,830)	(6,006)
Acquisition of noncontrolling interest	(3,304)	—
Cash settlement on hedging activies	(531)	(528)
Purchase of bankruptcy claims	—	(40,987)

Net cash used for financing activities	(17,334)	(43,143)

Effect of exchange rate changes on cash and cash equivalents	19	625

Net increase (decrease) in cash and cash equivalents	33,277	(36,983)
Cash and cash equivalents, beginning of period	194,850	329,294

Cash and cash equivalents, end of period	$228,127	$292,311

Non-cash investing and financing activities:
Liabilities recorded for purchases of property, plant and equipment	$8,339	$5,749

See accompanying notes.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The December 25, 2011 condensed consolidated balance sheet data were derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011 but does not include all disclosures required by U.S. GAAP for annual periods. The Company also adopted fresh start accounting (FSA) for financial reporting purposes upon emergence from bankruptcy proceedings on May 10, 2010.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011 as filed on February 23, 2012 with the SEC. The results of operations for the six months ended July 1, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. The additional week in a 53-week fiscal year is added to the second quarter to realign the Company’s fiscal quarters more closely to calendar quarters. Accordingly, the quarters ended July 1, 2012 and June 26, 2011 are comprised of 14-week and 13-week periods, respectively. Fiscal 2012 and fiscal 2011 are comprised of 53-week and 52-week periods, respectively.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries, and a variable interest entity (VIE) of which the Company was the primary beneficiary until March 31, 2012. The VIE’s financial statements were not significant to the Company’s condensed consolidated financial statements for the periods presented. All significant intercompany accounts and transactions have been eliminated. On April 1, 2012, the Company acquired substantially all assets and assumed certain liabilities of the VIE under an asset purchase agreement and the entity ceased to be a VIE as of the acquisition date.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

2. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to its guidance regarding the presentation of comprehensive income. The amended guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB further modified the guidance by deferring until further notice the requirement of presenting the effects of reclassification adjustments on accumulated other comprehensive income as both components of net income and of other comprehensive income. This guidance is effective on a retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance beginning the first quarter of fiscal 2012 did not have a material impact on the Company’s financial position, results of operations or cash flows as it only impacted the presentation of the financial statements. The Company has opted to present this information in two separate but consecutive statements.

In September 2011, the FASB issued an amendment to the guidance regarding the testing of goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance beginning the first quarter of fiscal 2012 did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Balance Sheet Components

The Company’s cash balances are held in numerous locations throughout the world, with the majority in the United States. As of July 1, 2012, the Company had cash, cash equivalents, and short-term investments of $240.9 million held within the United States and $51.5 million held outside of the United States. As of December 25, 2011, the Company had cash, cash equivalents, and short term investments of $252.2 million held within the United States and $10.5 million held outside of the United States.

All securities other than the Federal Deposit Insurance Corporation (FDIC) insured certificates of deposit were designated as available-for-sale. FDIC insured certificates of deposit are held to maturity. Gross unrealized gains and losses on cash equivalents and short term investments were not material as of July 1, 2012 and December 25, 2011. Gross realized gains and losses on cash equivalents and short term investments were not material for the three and six months ended July 1, 2012 and June 26, 2011.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

	July 1, 2012	December 25, 2011
	(in thousands)
Cash and cash equivalents
Cash	$217,385	$192,802
Cash equivalents:
Money market funds	7,385	1,172
FDIC insured certificates of deposit	3,357	876

Cash and cash equivalents	$228,127	$194,850

Short-term investments
Commercial paper	$24,964	$24,963
FDIC insured certificates of deposit	39,293	42,892

Short-term investments	$64,257	$67,855

Account receivable, net
Accounts receivable, gross	$135,365	$110,567
Allowance for doubtful accounts	(297)	(224)

Account receivable, net	$135,068	$110,343

Inventories
Raw materials	$9,762	$12,442
Work-in-process	128,712	130,671
Finished goods	21,401	30,976

Inventories	$159,875	$174,089

Property, plant and equipment, net
Land	$45,168	$51,778
Buildings and leasehold improvements	59,685	68,177
Equipment	320,103	309,288
Construction in progress	8,823	10,806
Accumulated depreciation and amortization	(254,359)	(230,822)

Property, plant and equipment, net	$179,420	$209,227

4. Equity Incentive Plan and Stock-Based Compensation

Equity Incentive Plan

The Company’s 2010 Equity Incentive Award Plan (2010 Plan) provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, and deferred stock to its employees, consultants and non-employee members of its Board of Directors.

The annual restricted stock unit (RSU) awards granted in fiscal 2010 and fiscal 2011 for employees vest in four substantially equal annual installments on the anniversary date of the grant. Beginning the first quarter of fiscal 2012, the Company issued three-year RSU awards which vest in three substantially equal annual installments on the anniversary date of the grant.

The key executive RSU awards granted in fiscal 2010 and fiscal 2011 have a four-year performance period, with 50 percent of each target award (base shares) subject to performance goals in each of the four fiscal

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

years following the date of grant. In the first quarter of fiscal 2012, the Company issued three-year key executive RSU awards with a three year performance period with one-third of each target award (base shares) subject to performance goals in each of the three fiscal years following the date of grant. A minimum of 50 percent and a maximum of 150 percent of base shares may vest over a three-year period, subject to the Company’s financial performance. If the performance goals are not met in a particular year, the unvested shares will be carried forward but will be forfeited if not earned by the last performance year. If performance is above target in a particular year, base shares earned will be accelerated after shares carried forward from prior years are used.

In the first quarter of fiscal 2012, the Company issued additional two-year key executive RSU awards to certain executives in lieu of participation in the Company’s annual cash bonus plan, with 100 percent of each award (base shares) subject to performance goals in each of the two fiscal years following the date of grant. Vesting of 25 percent of these awards were accelerated on July 31, 2012 based on achievement of the first six month’s performance targets in fiscal 2012. The annual performance goals for these awards are the same as those for the three and four-year key executive RSU awards. A minimum of 0% and maximum of 100% of base shares vest each year, subject to performance. Unvested shares will not be carried forward and will be forfeited if not earned in any particular year.

The numbers of shares of common stock available for grant under the 2010 Plan are shown in the following table:

Shares Available For Grant
Balance as of December 25, 2011	2,150,354
Additional shares issuable under 2010 Plan (annual increase for 2012)	3,560,245
Stock options granted, net of forfeitures/cancellations	(2,472,723)
RSU awards granted, net of forfeitures/cancellations	(1,021,790)
Key Executive RSU awards granted, net of forfeitures/cancellations	(902,771)

Balance as of July 1, 2012	1,313,315

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Stock-Based Compensation

The following table sets forth the total recorded stock-based compensation expense by financial statement caption resulting from the Company’s stock options and RSU awards:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
		(in thousands)
Cost of sales	$1,738	$831	$3,034	$1,447
Research and development	2,109	1,160	3,695	1,974
Sales, general and administrative	5,121	3,057	8,686	6,175

Stock-based compensation expense before income taxes	8,968	5,048	15,415	9,596

Stock-based compensation expense after income taxes(1)	$8,968	$5,048	$15,415	$9,596

(1)	There was no income tax benefit related to stock-based compensation because all of the Company’s U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subject to a full valuation allowance.

The weighted average fair value of the Company’s stock options granted are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Fair value of stock options granted	$4.96	$8.24	$4.17	$8.73

The fair value of each stock option was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for grants:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Expected volatility	51.11%	56.43%	51.23%	56.08%
Risk-free interest rate	0.63%	1.12%	0.76%	1.55%
Expected term (in years)	4.35	4.35	4.35	4.35
Dividend yield	0.00%	0.00%	0.00%	0.00%

As of July 1, 2012, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $54.5 million after reduction for estimated forfeitures, and such stock options and RSU awards will generally vest ratably through 2015.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activities and related information under the 2010 Plan for the periods presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding stock options as of December 25, 2011	4,295,794	$14.97	5.65	$—
Granted	2,629,900	$9.96	—	$—
Canceled/Forfeited	(157,177)	$14.38	—	$—
Exercised	(107,506)	$10.51	—	$—

Outstanding stock options as of July 1, 2012	6,661,011	$13.08	5.82	$3,921

Total vested and exercisable as of July 1, 2012	2,119,287	$14.22	5.19	$564

No income tax benefit was realized from stock option exercises for the three and six months ended July 1, 2012.

The following table summarizes RSU and key executive RSU award activities and related information for the six months ended July 1, 2012:

	RSU		Key Executive RSU
	Number of Shares	Weighted Average Grant-date Fair Value	Number of Shares	Weighted Average Grant-date Fair Value
Outstanding as of December 25, 2011	2,143,035	$14.94	969,956	$13.71
Granted	1,212,473	$10.36	1,050,222	$10.03
Canceled/Forfeited	(190,683)	$14.12	(147,451)	$13.06
Vested	(554,884)	$11.09	(147,451)	$10.03

Outstanding as of July 1, 2012	2,609,941	$13.69	1,725,276	$11.84

As described above, key executive RSUs granted during the six months ended July 1, 2012 have both service and performance conditions for vesting.

5. Net Income Per Share

Basic net income per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by using the weighted average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

common stock underlying the Company’s outstanding dilutive stock options, RSUs and other similar equity instruments had been issued. The dilutive effect of outstanding options and RSUs is reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(in thousands except for per-share amounts)
Numerator:
Net income	$25,997	$25,288	$12,879	$11,140

Denominator:
Denominator for basic net income per share, weighted average shares	59,975	62,106	59,832	62,123
Effect of dilutive securities	500	1,511	758	1,901

Denominator for diluted net income per share, weighted average shares	60,475	63,617	60,590	64,024

Net income per share:
Basic net income per share	$0.43	$0.41	$0.22	$0.18
Diluted net income per share	$0.43	$0.40	$0.21	$0.17
Potentially dilutive shares excluded from the diluted income per share computation because their effect would have been anti-dilutive	7,515	3,277	7,515	2,336

6. Intangible Assets and Goodwill

Intangible Assets

The following table presents intangible assets balances as of the dates indicated below:

	July 1, 2012			December 25, 2011
	(in thousands)
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed Technology	$111,375	$(27,189)	$84,186	$100,167	$(18,828)	$81,339
Customer relationships	93,935	(20,391)	73,544	94,227	(15,427)	78,800
Trade Names	8,374	(2,655)	5,719	8,374	(2,001)	6,373
IP R&D	—	—	—	11,209	—	11,209

Total	$213,684	$(50,235)	$163,449	$213,977	$(36,256)	$177,721

The changes in the gross intangibles balance since December 25, 2011 resulted primarily from foreign currency translation adjustments.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The amortization expense and estimated future amortization expenses for intangible assets are summarized below:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(in thousands)
Amortization expense	$7,317	$5,729	$13,979	$10,902

Estimated Future Amortization
(in thousands)
Fiscal 2012 (remaining 6 months)	$14,647
Fiscal 2013	27,251
Fiscal 2014	27,251
Fiscal 2015	27,251
Fiscal 2016	27,535
Fiscal 2017 and beyond	39,514

Total	$163,449

The useful life of intangible assets is estimated as below:

Estimated Useful Life
Developed Technology	4 to 7 years
Customer Relationships	9 to 10 years
Trade Name	5 to 7 years

In-Process Research and Development (IP R&D)

As of July 1, 2012, all of the capitalized IP R&D from fresh start accounting, amounting to $43.0 million reached technological feasibility and was transferred to developed technology. Of the $43.0 million, $4.2 million and $11.2 million were capitalized during the three and six months ended July 1, 2012, respectively.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Goodwill

The changes in the carrying amount of goodwill as of July 1, 2012, are as follows:

(in thousands)
Goodwill as of December 26, 2010	$153,338
Goodwill from consolidation of VIE (subsequently acquired on April 1, 2012)	5,155
Adjustment to fresh start accounting	8,598
Translation gain	128

Goodwill as of December 25, 2011	$167,219
Translation loss	(76)

Goodwill as of July 1, 2012	$167,143

7. Debt

The following table summarizes the Company’s debt at July 1, 2012 and December 25, 2011:

	July 1, 2012	December 25, 2011
	(in thousands)
Debt obligations:
Term Loan	$232,663	$247,082
Senior Unsecured Notes	200,000	200,000
China Working Capital loan facility	—	2,317

Total debt	$432,663	$449,399
Less: current portion	12,045	4,222

Long-term debt	$420,618	$445,177

The China Working Capital Loan Facility was included in the Company’s condensed consolidated financial statements as of December 25, 2011 as a result of consolidation of a VIE (See Note 1 for further details). On April 1, 2012, the Company acquired substantially all assets and assumed certain liabilities of the VIE under an asset purchase agreement and the entity ceased to be a VIE of the Company as of the acquisition date. The China Working Capital loan facility was not a part of the acquisition and therefore not included in the Company’s condensed consolidated financial statements as of July 1, 2012.

Under the Company’s existing debt arrangements, the Company is subject to covenants that, among other things, place certain limitations on the Company’s ability to incur additional debt, make investments, pay dividends, and sell assets. The Company was in compliance with these covenants as of July 1, 2012. Additionally as of July 1, 2012, the Company had not drawn down against the available credit of $12.9 million under its Revolving Credit Facility.

8. Fair Value Measurement

The Company measures its cash equivalents, marketable securities, foreign currency forward contracts and interest rate derivative contracts at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

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

The cash equivalents and marketable securities are classified within Level 1 or Level 2. This is because the Company values its cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The foreign currency forward contracts and interest rate derivative contracts are classified as Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments. The principal market where the Company executes its foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. In determining the fair value of the Company’s interest rate swap, the Company uses the present value of expected cash flows based on market observable interest rate yield curves and interest rate volatility commensurate with the term of each instrument.

The fair value measurements of the Company’s financial assets and liabilities consisted of those categorized in the table below based upon the fair value hierarchy:

	July 1, 2012					December 25, 2011
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
				(in thousands)
Money market funds	$7,385	$—	$—	$7,385	*	$1,172	$—	$—	$1,172	*
Commercial paper	—	24,964	—	24,964	*	—	24,963	—	24,963	*
Foreign currency forward contracts	—	264	—	264		—	20	—	20

Total financial assets	$7,385	$25,228	$—	$32,613		$1,172	$24,983	$—	26,155

Interest rate swaps	$—	$1,030	$—	$1,030		$—	$1,443	$—	$1,443

Total financial liabilities	$—	$1,030	$—	$1,030		$—	$1,443	$—	$1,443

*	Total short-term investments and cash equivalents excludes cash of $260.0 million and $236.5 million as of July 1, 2012 and December 25, 2011 held in operating accounts, respectively.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Fair Value of Other Financial Instruments not carried at Fair Value

Substantially all of the Company’s long-term debt is traded in the market and the fair value in the table below is based on the quoted market price as of July 1, 2012 and December 25, 2011. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	July 1, 2012		December 25, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands)
Debt traded in the market:
Term Loan	$232,663	$232,663	$249,181	$246,066
Senior Unsecured Notes	200,000	194,000	200,000	179,000
Debt not traded in the market	—	—	2,317	2,317

Total Debt Obligations	$432,663	$426,663	$451,498	$427,383

The fair value of the Company’s long-term debt that is not traded in the market was estimated by considering the interest rates and the terms of the debt. The fair value of the Company’s cash equivalents, accounts receivable, accounts payable and other current liabilities approximates their carrying value.

9. Derivative Financial Instruments

During the quarter ended July 1, 2012, the Company entered into multiple foreign exchange forward contracts to hedge certain operational exposures resulting from movements in exchange rates in Japanese Yen. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate movements on operating results. Some foreign currency forward contracts were considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or undesignated, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues and net asset or liability positions designated in currencies other than the U.S. dollar and they are not speculative in nature.

Cash Flow Hedges

The Company’s foreign currency forward contracts that were designated as cash flow hedges are carried at fair value and have maturities between three and eight months. These were entered into to protect non-functional currency revenue against variability in cash flows due to foreign currency fluctuations. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at inception of the hedge. The maximum original duration of any contract allowable under the Company’s hedging policy is fifteen months. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a quarterly basis. The Company recorded changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets as the forecasted revenue had not yet occurred as of July 1, 2012. Interest charges or “forward points” on the forward contracts were excluded from the assessment of hedge effectiveness and were recorded in interest and other income (expense), net in the accompanying Condensed Consolidated Statements of Operations. When the forecasted revenue is recognized, the Company will reclassify the related gain or loss on the cash flow hedge to

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

revenue. In the event the underlying forecasted revenue does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net in its Condensed Consolidated Statements of Operations at that time. For the quarter ended July 1, 2012, there were no such gains or losses recognized in interest and other income (expense), net.

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedging instruments in interest and other income (expense), net in its Condensed Consolidated Statements of Operations. There was no net gain or loss recognized for cash flow hedges due to hedge ineffectiveness for the three months and six months ended July 1, 2012.

At July 1, 2012, the Company had outstanding forward contracts to sell JPY 6,322 million in exchange for $79.6 million. Over the next twelve months, the Company expects to reclassify $0.2 million from accumulated other comprehensive income to earnings as related forecasted revenue transactions occur.

The following table summarizes the derivative-related activity in accumulated other comprehensive income, net of tax:

Six Months Ended July 1, 2012
(in thousands)
Beginning Balance	$—
Net increase in fair value of the cash flow hedges	217

Ending Balance	$217

Non-designated hedges

The Company also hedges net receivables and payables denominated in Japanese Yen with foreign exchange forward contracts to reduce the risk that its earnings and cash flows will be affected by changes in foreign currency exchange rates. These forward contracts are not designated hedges and are carried at fair value with changes in the fair value recorded to interest and other income (expense), net in the accompanying Condensed Consolidated Statements of Income. These forward contracts do not subject the Company to additional material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the monetary assets and liabilities being hedged. As of July 1, 2012 and December 25, 2011, total notional amounts of outstanding contracts were to sell 3,588.0 million Japanese Yen for $45.0 million and 2,595.0 million Japanese Yen for $33.3 million, respectively.

Interest Rate Swap

The Company is currently exposed to the variability of future quarterly interest payments on its Term Loan due to changes in the LIBOR above the floor rate of 1.25 percent. To mitigate this interest rate risk and comply with the hedging requirement in the initial Term Loan agreement, the Company entered into a series of interest rate swaps to manage the interest rate risk associated with its borrowings in the third quarter of 2010. The hedging requirement in the Term Loan agreement was removed when the Term Loan was amended in November 2010. However, the interest rate swaps remained in place as of July 1, 2012.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The Company has approximately $232.7 million outstanding under the Term Loan as of July 1, 2012. The swap agreements, have an aggregate notional amount of $250 million and expire on May 17, 2013. Under these agreements, the Company pays the independent swap counterparty a fixed rate of 2.42 percent and, in exchange, the swap counterparty pays the Company an interest rate equal to the floor rate of 2 percent or three-month LIBOR, whichever is higher.

As of November 9, 2010, due to the amendment of the Term Loan, the critical terms of the swaps and the Term Loan were no longer matched. Accordingly, the hedge no longer qualified as a cash flow hedge. As a result, the mark-to-market of the swaps has been reported as a component of interest expense since the fourth quarter of fiscal 2010.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2012 and June 26, 2011 was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(in thousands)
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts
Net unrealized gain recognized in OCI (1)	$217	$—	$217	$—
Derivatives Not Designated as Hedging Instruments
Net loss recognized in income
Swap interest expense (2)	$(32)	$(750)	$(118)	$(1,147)
Foreign exchange forward contracts (3)	$(2,173)	$(347)	$(223)	$(1,905)

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (OCI)
(2)	Classified in interest expense
(3)	Classified in interest and other income (expense), net

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets were as follows:

	July 1, 2012		December 25, 2011
Balane sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
		(in thousands)
Prepaid expenses and other current assets
Foreign Currency Forward Contracts	$196	$68	$—	$20
Other accrued liabilities
Interest rate Swap	$—	$1,030	$—	$1,011
Other long-term liabilties
Interest rate Swap	$—	$—	$—	$432

There were no derivatives designated as hedging instruments at December 25, 2011.

10. Income Taxes

The following table presents the income tax expense of the Company:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
		(in thousands)
Income tax expense	$3,370	$1,731	$6,815	$6,828

The Company’s income tax expense was $3.4 million and $1.7 million for the three months ended July 1, 2012 and June 26, 2011, respectively. The Company’s income tax expense was $6.8 million for the six months ended July 1, 2012 and June 26, 2011.

The tax expense for the three and six months ended July 1, 2012 was primarily attributable to higher pre-tax income in foreign jurisdictions, withholding taxes relating to Samsung licensing revenue and the impact from the sale of land and building in Kuala Lumpur, offset by a release of reserves for uncertain tax positions in foreign locations.

The tax expense for the three and six months ended June 26, 2011 is primarily attributable to higher pre-tax income in foreign jurisdictions and a correction of uncertain income tax positions in foreign locations from May 11, 2010 to December 26, 2010.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

As of July 1, 2012, all of the Company’s U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on the Company’s assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

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

11. Restructuring and Others

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

During the second quarter of fiscal 2012, the Company sold its land and building relating to the KL facility for net proceeds of $38.6 million and realized a gain of $28.4 million. Total costs incurred under the fiscal 2011 restructuring plan through July 1, 2012 are $20.7 million and costs expected to be incurred for consolidating and closing the Company’s KL facility through the fourth quarter of fiscal 2012 are not material.

Fiscal 2009/10 Restructuring Plan

In fiscal 2009 and 2010, the Company implemented certain restructuring measures, including workforce reductions and the sale of its plant in Suzhou, China, leading to various charges related to termination benefits, fixed asset relocation, depreciation and disposal charges. During the first quarter of fiscal 2012, there was a restructuring credit of $0.8 million as a result of the Company having prevailed in a labor-related lawsuit in conjunction with the 2009 restructuring activities in Thailand. Total costs incurred through July 1, 2012 under this restructuring plan were $43.2 million.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Summary of Restructuring Plans

The following table sets forth a summary of restructuring activities related to all of the Company’s restructuring plans described above:

	Accrued restructuring
	2011 restructuring plan	2009/2010 Restructuring plan
	(in thousands)
Balance as of December 25, 2011	$8,087	$1,200
Provision:
Asset relocation fees	2,190	—
Asset impairment charges	2,070	—
Severance and others	1,114	—
Non-cash adjustments (1)	(2,829)	(890)

Restructuring charges	2,545	(890)

Cash payments	(4,988)	(83)

Balance as of March 25, 2012	$5,644	$227

Provision:
Gain on sale of equipment	$(3,798)	$—
Asset relocation fees	1,642	—
Severance and employee related costs	1,027	—
Utility cost and others	400	—

Restructuring credits	(729)	—

Non-cash adjustments (2)	4,430	(8)
Cash payments	(8,560)	(47)

Balance as of July 1, 2012	$785	$172

(1)	Non-cash adjustments relate to asset impairment charges and reversal of accrual relating to labor lawsuit in Thailand.
(2)	Non-cash adjustments relate to gain on sale of equipment.

There were no restructuring charges for the three months and six months ended June 26, 2011.

12. Commitments and Contingencies

Purchase Commitments

The Company has $127.5 million of purchase commitments with certain suppliers, primarily for inventory and some nonproduction items as of July 1, 2012.

Guarantees

During the normal course of business, the Company makes certain indemnities and commitments under which it may be required to make payments in relation to certain transactions. These include indemnities to the

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

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

Income Taxes

The Company is subject to audit by the Internal Revenue Service (IRS) and various other tax authorities. The Company has reserved for potential adjustments to the provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and the Company believes that the final outcome of these examinations or agreements will not have a material effect on the Company’s results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period the Company determines the liabilities are no longer necessary. If the estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

Product Warranties

The Company generally offers a one-year limited warranty for its Flash memory products. Changes in the Company’s liability for product warranty are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(in thousands)
Balance at beginning of period	$3,794	$2,985	$2,537	$3,635
Provision for warranties issued	1,070	978	2,587	1,340
Settlements made	(913)	(1,721)	(1,100)	(2,465)
Changes in liability for pre-existing warranties during the period	(91)	(404)	(164)	(672)

Balance at end of period	$3,860	$1,838	$3,860	$1,838

Legal Matters

The Company is a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In addition to ordinary routine litigation incidental to the business, the Company is party to a material legal proceeding as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011. The outcome of any litigation is uncertain, and, should the proceeding where the Company is a defendant be successful, it may be subject to significant damages awards and injunctive relief, which could have a material adverse effect on its financial condition, results of operations, or cash flows.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

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

13. Ongoing Bankruptcy Related Matters

In connection with the Company’s emergence from Chapter 11 bankruptcy proceedings in May 2010, a claims agent was appointed to analyze and, at its discretion, contest outstanding disputed claims totaling $1.5 billion. As of July 1, 2012, the Company had total outstanding disputed claims of $169.7 million, including reserves and 6.2 million unregistered shares of Class A Common Stock relating to resolution of those outstanding disputed claims.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties associated with substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives. Other risks and uncertainties relating to our business include our ability to: successfully transform our business and implement our business strategy focused primarily on the embedded Flash memory market; maintain or increase our average selling price and lower our average costs; accurately forecast customer demand for our products; attract new customers; obtain additional financing in the future; maintain our distribution relationships and channels in the future; successfully enter new markets and manage our international expansion; successfully compete with existing and new competitors, or with new memory or other technologies; successfully develop new applications and markets for our products; maintain manufacturing efficiency; obtain adequate supplies of satisfactory materials essential to manufacture our products; successfully develop and transition to the latest technologies; negotiate patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; protect our intellectual property and defend against infringement or other intellectual property claims; maintain our business operations and demand for our products in the event of natural or man-made catastrophic events; and effectively manage, operate and compete in the current sustained economic downturn. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect any events or circumstances that arise after the date of this report, or to conform such statements to actual results or changes in our expectations.

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

In early 2009, we emphasized our strategic efforts in the “embedded” portion of the Flash memory market, which is generally characterized by long design and product life cycles, relatively stable pricing, more predictable supply-demand outlook and lower capital investments. Within this embedded space, we focus on serving a well-diversified customer base through a differentiated, non-commodity, service-oriented model that strives to meet their needs for product performance and commitment to quality and reliability. In connection with this strategic repositioning, in early 2009 we also began exiting a large portion of the wireless Flash memory market, and this action has helped improve operational performance and our financial results.

Our net sales for the second quarter of fiscal 2012 decreased, as compared to the second quarter of fiscal 2011, due to the continued effects of reduced wireless sales as well as lower sales in the Asia Pacific region. However, our embedded business has remained stable across key end markets. We continue to drive revenue and margin expansion with a focus on diligent cost control and improved manufacturing utilization. Our new 65-nanometer products are helping us offer enhanced features and performance for embedded applications thereby enabling us to meet customer requirements through technology migration.

In the fourth quarter of 2011, we initiated a restructuring plan to align our business with market conditions and to further reduce operating expenses. The plan encompassed the consolidation of two test and assembly manufacturing operations in Asia and resulted in the closure of our Kuala Lumpur, Malaysia facility (the KL facility), which we completed in first quarter of fiscal 2012. Land and building related to the KL facility was sold in the second quarter of fiscal 2012 for net proceeds of $38.6 million. We realized a gain of $28.4 million from the sale which has been recorded as net gain on sale of Kuala Lumpur land and building in the Condensed Consolidated Statement of Operations.

Refer to our “Results of Operations” below in this section for a quantitative and qualitative analysis and discussion of our results for the three and six months ended July 1, 2012 and June 26, 2011, respectively.

Critical Accounting Policies

There have been no significant changes in our critical accounting estimates or significant accounting policies during the six months ended July 1, 2012 as compared to the discussion in Part II, Item 7 and in Note 3 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 25, 2011. We also adopted fresh start accounting (FSA) for financial reporting purposes upon emergence from bankruptcy proceedings on May 10, 2010.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to its guidance regarding the presentation of comprehensive income. The amended guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB further modified the guidance by deferring until further notice the requirement of presenting the effects of reclassification adjustments on accumulated other comprehensive income as both components of net income and of other comprehensive income. This guidance is effective on a retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance beginning the first quarter of fiscal 2012 did not have any material impact on our financial position, results of operations or cash flows as it only impacted the presentation of the financial statements. We opted to present this information in two separate but consecutive statements.

In September 2011, the FASB issued an amendment to the guidance regarding the testing of goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer is required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance beginning the first quarter of fiscal 2012 did not have a material impact on our financial position, results of operations or cash flows.

Results of Operations

Comparison of Net Sales, Gross Margin, Operating Expenses, Interest and Other Income (Expense), Net, Interest Expense and Income Tax Provision

The following is a summary of our operating results:

	Three Months Ended			Six Months Ended
	July 1, 2012	June 26, 2011	Variance	July 1, 2012	June 26, 2011	Variance
	(in thousands, except for percentages)
Total net sales	$233,440	$298,768	$(65,328)	$452,198	$591,705	$(139,507)
Cost of sales	159,529	221,336	(61,807)	319,089	445,502	(126,413)
Gross profit	73,911	77,432	(3,521)	133,109	146,203	(13,094)
Gross margin	32%	26%	6%	29%	25%	4%
Research and development	29,631	30,567	(936)	55,671	60,397	(4,726)
Sales, general and administrative	35,617	10,779	24,838	68,257	50,460	17,797
Net gain on sale of KL land and building	(28,434)	—	(28,434)	(28,434)	—	(28,434)
Restructuring charges (credits)	(729)	—	(729)	3,788	—	3,788
Operating income	37,826	36,086	1,740	33,827	35,346	(1,519)
Interest and other income (expense), net	(556)	(288)	(268)	949	459	490
Interest expense	(7,903)	(8,779)	876	(15,585)	(17,837)	2,252
Provision for income taxes	(3,370)	(1,731)	(1,639)	(6,815)	(6,828)	13

Total Net Sales

Total net sales for the three months ended July 1, 2012 decreased $65.3 million compared to the total net sales for the three months ended June 26, 2011 primarily due to a $71.4 million reduction in wireless sales and lower sales in the Asia Pacific region. Wireless sales declined rapidly beginning the third quarter of fiscal 2011 as a result of the continued impact of wireless customers moving to 1.8v mid-and low-density serial NOR products that we presently do not offer. The decline in Asia Pacific sales was attributable to the general slowdown experienced in consumer confidence and spending. This decrease was partially offset by $6.3 million of Samsung license revenue recognized in connection with the June 2011 patent litigation settlement.

Total net sales for the six months ended July 1, 2012 decreased by $139.5 million compared to total net sales for the six months ended June 26, 2011. The decrease was primarily due to $155.6 million reduction in wireless and Asia Pacific sales (as discussed above). This decrease was partially offset by $12.5 million of Samsung license revenue recognized in connection with the June 2011 patent litigation settlement.

Gross Margin

Our gross profit for the three months ended July 1, 2012 decreased by $3.5 million compared to the three months ended June 26, 2011 due to lower wireless and Asia Pacific sales, higher intangibles amortization mainly due to projects reclassified from in process research and development (IP R&D) to developed technology because of reaching technological feasibility. This was offset by Samsung license revenue and improved manufacturing efficiencies from higher volume and optimization of internal and external manufacturing. Our gross margin as a percentage of sales increased from 26 percent in the three months ended June 26, 2011 to 32 percent in the three months ended July 1, 2012 due to a reduction in lower margin wireless and consumer revenues, an increase in licensing revenues and benefits from diminishing FSA-related adjustments.

Our gross profit for the six months ended July 2, 2012 decreased by $13.1 million compared to the six months ended June 26, 2011 primarily due to lower wireless and Asia Pacific sales, higher intangibles amortization mainly due to projects reclassified from IPR&D to developed technology and lower utilization at our manufacturing facilities during fiscal 2012. This decrease was offset by higher licensing revenues in fiscal 2012. Our gross margin as a percentage of sales increased from 25 percent in the six months ended June 26, 2011 to 29 percent in the six months ended July 1, 2012 due to a decrease in low margin wireless and consumer revenues, an increase in higher margin licensing revenues and benefits from diminishing FSA-related adjustments.

Research and Development (R&D)

R&D expenses for the three months ended July 1, 2012 decreased by $1.0 million, compared to the three months ended June 26, 2011. The decrease of R&D expenses was due to a $4.9 million of asset impairment charges relating to R&D tools and equipment resulting from the closure of our development facility located in Sunnyvale, California in the second quarter of fiscal 2011 with no comparable charge in fiscal 2012. This reduction was offset by $1.8 million higher employee compensation and benefits and $1.5 million higher R&D charges relating to NAND development. Higher employee compensation and benefits was driven by increased salary cost as a result of the company’s annual focal point salary adjustments, higher incentive compensation cost, increased stock based compensation expense and an extra work week during the second quarter of fiscal 2012.

R&D expenses for the six months ended July, 2012 decreased by $4.7 million compared to the six months ended June 26, 2011. The decrease in R&D expenses was mainly due to $7.2 million of asset impairment charges relating to R&D tools and equipment resulting from the closure of our development facility located in Sunnyvale, California in the first two quarters of fiscal 2011 with no comparable charge in 2012, $1.9 million lower material costs for certain projects and $1.0 million lower FSA depreciation charges. These were partially offset by $2.0 million higher employee compensation and benefits (as discussed above) and $3.5 million higher development charges relating to NAND development.

Sales, General and Administrative (SG&A)

SG&A expenses for the three months ended July 1, 2012 increased by $24.8 million compared to the three months ended June 26, 2011. SG&A for the three months ended June 26, 2011 was lower primarily due to a net reduction of $26.7 million in litigation reserves as a result of settlement of the Samsung patent litigation. There was no comparable reduction in fiscal 2012. There was a slight increase year over year in employee compensation and benefits due to focal point salary adjustments, higher incentive compensation cost and increased stock based compensation and an extra work week which was offset by lower headcount due to restructuring in the third quarter of fiscal 2011 and lower vacation expense. The overall increase in SG&A expenses was partially offset by $1.3 million lower professional fees and $0.9 million lower depreciation and building allocation charges due to the diminishing impact of FSA-related adjustments in fiscal 2012.

SG&A expenses for the six months ended July 1, 2012 increased by $17.8 million compared to the six months ended June 26, 2011. SG&A for the six months ended June 26, 2011 was lower primarily due to a net reduction of $23.7 million in litigation reserves as a result of settlement of the Samsung patent litigation. There was no comparable reduction in 2012. The increase was partially offset by $2.9 million lower employee compensation and benefits, $2.7 million lower depreciation and building allocation charges due to the diminishing impact of FSA-related adjustments and $1.4 million lower professional fees.

Net Gain on Sale of Land and Building in Kuala Lumpur

Net gain of $28.4 million was recognized on the sale of the KL facility, net of selling expenses in the second quarter of fiscal 2012 compared to no such occurrence in fiscal 2011.

Restructuring Charges (Credits)

Restructuring credits for the three months ended July 1, 2012 were $0.7 million, which comprised of $1.9 million gain on the sale of equipment in the KL facility, a $1.9 million gain on sale of equipment in Thailand and was partially offset by $1.6 million asset relocation costs, $1.0 million severance and employee related charges and $0.3 million of utility costs. There were no restructuring charges or credits for the three months ended June 26, 2011.

Restructuring charges for the six months ended July 1, 2012 were $3.8 million, comprised of $7.0 million asset relocation and impairment charges in our KL facility, $1.0 million severance and employee related costs which were offset by the $1.9 million gain on the sale of equipment in the KL facility, a $1.9 million gain on sale of equipment in Thailand and a $0.9 million credit as a result of prevailing in a labor-related lawsuit in conjunction with the 2009 Restructuring Plan in Thailand. There were no restructuring charges or credits for the six months ended June 26, 2011.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $0.3 million for the three months ended July 1, 2012 compared to the three months ended June 26, 2011 primarily due to lower recoveries from cash disbursements made prior to bankruptcy because the proceedings are winding down in 2012 compared to fiscal 2011. Higher realized and unrealized loss on foreign currency transactions of $0.8 million was offset by a favorable benefit from Term Loan amendment fees of $0.8 million incurred in the second quarter of fiscal 2011 compared to none in fiscal 2012.

Interest and other income (expense), net, increased by approximately $0.5 million for the six months ended July 1, 2012 compared to the six months ended June 26, 2011 due to $1.1 million proceeds from liquidation of previously impaired auction rate securities, $0.8 million higher recoveries of cash disbursements made prior to bankruptcy, and favorability from $0.8 million of fees relating to the amendment of the term loan incurred in the second quarter of fiscal 2011 compared to none in fiscal 2012. The above increase was offset by $1.9 million higher realized and unrealized loss on foreign currency transactions in fiscal 2012.

Interest Expense

Interest expense decreased by approximately $0.9 million and $2.3 million for the three months and six months ended July 1, 2012 compared to the three months and six months ended June 26, 2011. The decrease was primarily due to reduction in interest rate from refinancing the Term Loan in May 2011.

Provision for Income Taxes

Our income tax expense was $3.4 million and $1.7 million for the three months ended July 1, 2012 and June 26, 2011, respectively. Our income tax expense was $6.8 million for the six months ended July 1, 2012 and June 26, 2011.

The tax expense for the three and six months ended July 1, 2012 was primarily attributable to higher pre-tax income in foreign jurisdictions, withholding taxes relating to Samsung licensing revenue and the impact from the sale of land and building in Kuala Lumpur, offset by a release of reserves for uncertain tax positions in foreign locations.

The tax expense for the three and six months ended June 26, 2011 is primarily attributable to higher pre-tax income in foreign jurisdictions and a correction of uncertain income tax positions in foreign locations from May 11, 2010 to December 26, 2010.

As of July 1, 2012, all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on our assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

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

Contractual Obligations

The following table summarizes our contractual obligations at July 1, 2012:

	Total	2012	2013	2014	2015	2016	2017 and Beyond
			(in thousands)
Senior Secured Term Loan	$234,350	$599	$12,720	$2,312	$218,719	$—	$—
Senior Notes	200,000	—	—	—	—	—	200,000
Interest expense on Debt	115,950	11,246	27,295	26,353	19,556	15,750	15,750
Other long term liabilities (1)	3,933	105	412	3,160	210	46	—
Operating leases	13,671	2,545	4,649	3,174	1,675	1,411	217
Unconditional purchase commitments (2)	127,455	23,663	43,422	7,410	24,820	28,140	—

Total contractual obligations (3)	$695,359	$38,158	$88,498	$42,409	$264,980	$45,347	$215,967

(1)	The other long term liabilities comprise payment commitments under long term software license agreements with vendors and asset retirement obligations.
(2)	Unconditional purchase commitments (UPC) include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are related principally to inventory and other items. UPCs exclude agreements that are cancelable without penalty.
(3)	As of July 1, 2012, the liability for uncertain tax positions was $17.3 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Liquidity and Capital Resources

Cash Requirements

As of July 1, 2012, our cash, cash equivalents and short term investments totaled $292.4 million and the availability under our Revolving Credit Facility was $12.9 million after deducting the standby letters of credit of $1.3 million issued to certain vendors. As of July 1, 2012, we had not borrowed any amounts under the Revolving Credit Facility.

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

Sources and Uses of Cash and Cash Equivalents

Our cash and cash equivalents consisted of demand deposits, money market fund, and FDIC insured certificates of deposit with a total amount of $228.1 million as of July 1, 2012.

Operating Activities

Net cash provided by operations was $21.8 million during the six months ended July 1, 2012, primarily due to net income of $12.4 million and net decrease in operating assets and liabilities of $28.0 million offset by net non-cash items of approximately $37.5 million. The net decrease in operating assets and liabilities was primarily due to an increase of $24.9 million in accounts receivable, a decrease of $23.3 million in accounts payable, accrued liabilities and accrued compensation and benefits, a decrease of $13.7 million in inventories, and the increase of $5.9 million in deferred income. Net non-cash items primarily consisted of $51.8 million of depreciation and amortization, $28.4 million of net gain on sale of the KL facility, and $15.4 million of stock compensation costs.

Net cash provided by operations was $26.5 million during the six months ended June 26, 2011, primarily due to net income of $11.1 million and net non-cash items of $116.5 million, which were offset by net decrease in operating assets and liabilities of $101.2 million. The net decrease in operating assets and liabilities was primarily due to the decrease of $103.1 million in accounts payable, accrued liabilities, accrued compensation and benefits and other liabilities. Net non-cash items primarily consisted of $93.0 million of depreciation and amortization, $9.6 million of stock compensation costs, $8.3 million of amortization of inventory markup relating to FSA, and $7.6 million of asset impairment charges, partially offset by $1.1 million gain from sale of property, plant and equipment.

Investing Activities

Net cash provided by investing activities was $28.7 million during the six months ended July 1, 2012, primarily due to $18.6 million of capital expenditures used to purchase property, plant and equipment, $51.4 million of purchase of marketable securities, offset by a $38.6 million on the sale of the KL facility and $4.0 million on the sale of property, plant and equipment, proceeds from liquidation of auction rate securities of $1.1 million and $55.0 million proceeds from maturities of marketable securities.

Net cash used by investing activities was $21.0 million during the six months ended June 26, 2011, primarily due to $28.8 million of capital expenditures used to purchase property, plant and equipment and $21.8 million used to purchase marketable securities, which were offset by $4.7 million from the sale of property, plant and equipment and $25.0 million in proceeds from the redemption of marketable securities.

Financing Activities

Net cash used for financing activities was $17.3 million during the six months ended July 1, 2012, primarily due to payments of $14.8 million on debt and $3.3 million to acquire the non-controlling interest entity, offset by $1.3 million of proceeds from issuance of common stock upon the exercise of stock options.

Net cash used by financing activities was $43.1 million during the six months ended June 26, 2011 primarily due to $41.0 million for the purchase of bankruptcy claims and $6.0 million of payments on debt and capital lease obligations, offset by $4.4 million of proceeds from issuance of common stock upon the exercise of stock options.

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

We do not have any other significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K, as of July 1, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk primarily arises from the effect of interest rate fluctuations on our cash deposits, investment portfolio and debt. At July 1, 2012, we had approximately $217.3 million held in demand deposit accounts, approximately $7.4 million held in overnight money market funds, approximately $42.7 million invested in certificates of deposit fully insured by the FDIC, and approximately $25.0 million invested in commercial paper. Our cash and short-term investment position is highly liquid. Approximately $225.3 million have maturity terms of 0 to 30 days, approximately $2.8 million have maturity terms of 31 to 90 days, approximately $23.8 million have maturity terms of 91 to 180 days, and remaining approximately $40.5 million have maturity terms of 181 to 365 days at the time of purchase. Accordingly, our interest income fluctuates with short-term market conditions but our exposure to interest rate risk is minimal due to the short term nature of our cash and investment position.

As of July 1, 2012, approximately 46 percent of the aggregate principal amounts outstanding under our third party debt obligations were fixed rate, and approximately 54 percent of our total debt obligations were variable rate comprised of the Term Loan with an outstanding balance of approximately $232.7 million as of July 1, 2012. The Term Loan has a LIBOR floor of 1.25 percent. While LIBOR is below 1.25 percent, our interest expense will not change along with short-term change in interest rate environment. When LIBOR is above 1.25 percent, changes in interest rates associated with the term loan could then result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our contractual interest expense by approximately $2.3 million annually.

As of July 1, 2012, we have a series of interests rate swaps with a financial institution to partially economically hedge the variability of interest payments attributable to fluctuations in the LIBOR benchmark interest rate. See Note 9 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.

Default Risk

We intend to actively monitor market conditions and developments specific to the securities and classes of securities in which we invest. We take a conservative approach to investing our funds in that our policy is to invest only in highly-rated securities with relatively short maturities, and we do not invest in securities we believe involve a higher degree of risk.

Foreign Exchange Risk

Our sales, expenses, assets and liabilities denominated in Japanese yen and other foreign currencies were exposed to foreign currency exchange rate fluctuations. For example,

•	some of our manufacturing costs are denominated in Japanese yen, and other foreign currencies such as the Thai baht and Malaysian ringgit;

•	sales of our products to Fujitsu are denominated in both U.S. dollars and Japanese yen;

•	some fixed asset purchases and sales are denominated in other foreign currencies.

Consequently, movements in exchange rates could cause our net sales and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our foreign exchange exposure on our foreign currency denominated assets and liabilities. We also hedge a percentage of our forecasted revenue denominated in Japanese yen with foreign currency forward contracts. The objective of these contracts is to mitigate impact of foreign currency exchange rate movements to our operating results. We do not use these contracts for speculative or trading purposes.

We recognize derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we will reclassify the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to interest and other income (expense), net in our Condensed Consolidated Statements of Operations at that time.

We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in interest and other income (expense), net on our Condensed Consolidated Statements of Operations.

We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, we generally cover only a portion of our foreign currency exchange exposure. We cannot assure you that these activities will eliminate foreign currency exchange rate exposure. Failure to eliminate this exposure could have an adverse effect on our business, financial condition and results of operations.

The following table provides information about our foreign currency forward contracts as of July 1, 2012 and December 25, 2011:

	July 1, 2012			December 25, 2011
	Notional Amount	Average Contract Rate	Estimated Fair Value	Notional Amount	Average Contract Rate	Estimated Fair Value
		(in thousands, except contract rates)
Foreign currency forward contracts
(Japanese Yen)
Non-designated hedges	$44,996	¥79.74	$68	$33,285	¥77.96	$20
Designated hedges	$79,554	¥79.47	$196	$—	¥—	$—

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Flash memory market is a mature one subject to business cycles that include extended periods of oversupply and constant downward price pressure, which is due, in substantial part, to the relatively large number of competing firms and technologies. Our competitors are primarily NOR Flash memory makers, including: Micron Technology, Inc., Macronix International Co., Ltd., Winbond Electronics Corp., Microchip Technology Inc., EON Silicon Solution Inc., GigaDevice Semiconductors, Inc. and Atmel Corporation. We increasingly compete with NAND Flash memory makers for applications where NAND Flash memory is suitable for use as code storage. Our NAND Flash memory competitors include Samsung Electronics Co., Ltd., Micron Technology, SK Hynix Inc. (“SK Hynix”) and Toshiba Semiconductor Company Inc. In the future, additional NAND Flash memory competitors may include Powerchip Technology Corporation, Macronix International Co., Ltd., Intel Corporation, Sandisk Corporation and Winbond Electronics Corporation.

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

To forecast demand and value inventory, we consider, among other factors, the inventory on hand, historical customer demand data, backlog data, competitiveness of product offerings, market conditions and product life cycles. If we are unable to accurately assess these factors and anticipate future demand or market conditions, inventory write-downs may be required and would be reflected in cost of sales in the period the write-down is made. Similarly, when customers change orders booked with us, our planned manufacturing capacity may be greater or less than actual demand, resulting in less than optimal capacity usage. When this occurs, we adjust our production levels, but downward adjustments may not prevent our production of excess inventory. An inability to address challenges like the ones described above would have a negative impact on our gross margin in that period. Moreover, inaccurate forecasting could also result in excess or obsolete inventory that would reduce our margins or shortages in inventory that would cause us to fail to meet customer demand. If we are unable to produce the types and quantities of products required by our customers in the timeframes and on the delivery schedules required by our customers, we may lose customers or, in certain circumstances, be liable for losses incurred by our customers, which would materially adversely affect our business and financial results

For the reasons stated above, it is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing capacity or we may be contractually obligated to purchase minimum quantities of certain products from our subcontractors. This may result in write-downs or write-offs of inventories and losses on products the demand for which is lower than we anticipate. For example, in the fourth quarter of 2011, we wrote down our wireless inventories as a result of a product transition to serial NOR and an overall surplus of inventory in the market. In addition, during periods of industry overcapacity, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements and may result in increased inventory levels.

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

The Flash memory market has two primary groups of applications, embedded and wireless. Historically, we served both groups. Beginning in 2009, however, we started focusing primarily on the embedded market due to its longer product life cycles, higher gross margins, and reduced need to incorporate third party chips into our products. Prior to our change in focus, our wireless sales typically represented 50 percent of our total sales in a quarter. By contrast, in the second quarter of fiscal 2012, wireless sales were 3 percent of total net sales, in part because of this embedded-focused strategy and in part due to the decline in wireless sales as a result of the wireless customers continuing to move to 1.8v mid-and low-density serial NOR products that we presently do not offer, which trend began in the third quarter of fiscal 2011.

The embedded market, however, is more mature than the wireless market and is expected to grow more slowly than some other sectors of the semiconductor industry. In addition, the embedded market, like the wireless market, historically has been, and we anticipate that it will continue to be, subject to selling price reductions. Moreover, existing trends in the wireless market (e.g., increasing downward pressure on gross margins and price per bit) are relevant and lead to similar trends in certain consumer focused sub-segments within the embedded market (e.g., the consumer market that includes set top boxes for cable and satellite entertainment services).

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

Flash memory products have either a NOR architecture (NOR Flash memory products) or a NAND architecture (NAND Flash memory products). NOR Flash memory products have either a parallel interface (parallel NOR) or a serial interface (serial NOR) and typically are more reliable and have a higher cost-per-bit than NAND Flash memory products. System designers use NOR Flash memory products primarily for code storage, while they use NAND Flash memory products primarily for data storage. Increasingly, however, for certain embedded system designs, particularly in consumer focused market segments, higher density NAND Flash memory products are being used for code storage instead of high density, parallel NOR Flash memory products. Similarly, and also in consumer-focused markets, in which product cycles are rapid and keeping cost down is paramount, system designers are increasingly choosing low-density serial NOR Flash memory products over similar density parallel NOR offerings.

In contrast, we primarily sell parallel NOR products having medium to high density (32 megabits and above). We also primarily sell serial NOR products having medium to high density. We are currently developing NAND Flash memory products, adding NAND product offerings as a result of our partnership with SK Hynix and expanding our low density (less than 32 megabits) serial NOR Flash memory product portfolio to meet the increasing demand for these products in embedded applications. However, we cannot be certain that we will successfully develop or introduce NAND Flash memory products and additional low density serial NOR Flash memory products in time and at competitive price points to counteract the falling demand for the parallel NOR Flash memory products we currently sell. If we fail to do so, our business could be materially adversely affected.

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

In Japan, which is an important geographic market for us, we currently rely primarily on Fujitsu Semiconductors Limited (“FSL”) through its subsidiary, Fujitsu Electronics Inc. (“FEI”), to distribute our products to customers. For example, sales of our products through FSL represented 29 percent of our total net sales for fiscal 2011. Historically, our agreement with FSL has been exclusive and FSL has not been permitted to offer our competitors’ Flash memory products to its customers. However, exclusivity expired on May 10, 2012 and FSL may begin to sell our competitors’ Flash memory products. Under the terms of our distribution agreement with FSL, either party may terminate the distribution agreement for convenience upon 60 days written notice to the other party. If FSL unexpectedly terminates its distribution agreement with us, or otherwise ceases its support of our customers in Japan, we would be required to develop and rely on a relationship with another distributor or establish our own local sales organization and support functions. We cannot be certain that we would be successful in selling our products to customers currently served by FSL or new customers and our sales in Japan might decline, and we could be materially adversely affected.

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

During the first and second quarters of 2011, we lost sales and experienced delays in the provision of foundry services by third parties in Japan as a result of the earthquakes and related tsunami that occurred there in March 2011. Specifically, some first and second quarter product shipments were cancelled or rescheduled for shipment during the subsequent quarter. We also incurred some minor damage to our production equipment during the first quarter of 2011. During the third quarter of 2011, the flooding in Thailand, while not directly affecting our facility, did impact some of our suppliers and customers. The impact to our operations and financial results as a result of the events in Japan and Thailand were not material. However, if natural disasters or other business disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or demand for our products or directly impact our manufacturing and logistics functions, our net sales and financial condition will be adversely affected.

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

Our Senior Secured Term Loan (Term Loan), our Revolving Credit Facility, and the indenture governing our 7.875 % Senior Notes due 2017, or the Notes, require us to comply with covenants, financial tests and ratios. We cannot assure you that we will be able to satisfy or comply with these covenants, financial tests and ratios, as our ability to do so may be affected by events beyond our control. If we fail to satisfy or comply with such covenants, financial tests and ratios, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers or amendments if required to avoid a default. A breach of any of the provisions, covenants, financial tests or ratios under our debt instruments could prevent us from borrowing under our Revolving Credit Facility and result in an event of default under the applicable agreement, which in turn could trigger cross-defaults under other debt instruments, any of which would materially adversely affect us.

Our reliance on third-party manufacturers entails risks that could materially adversely affect us.

We currently have, and plan in the future to enter into, foundry, subcontractor and other arrangements with third parties to meet demand for our products. Third-party manufacturers we currently use or expect to use in the future for foundry and other manufacturing services include SK Hynix, FSL, Semiconductor Manufacturing International Corporation, or SMIC and Dongbu HiTek Co., Ltd. We also use independent contractors to perform some of the assembly, testing and packaging of our products, including ChipMOS Technologies Inc. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs. Third-party manufacturers are generally under no obligation to provide us with any specified minimum quantity of product. We also depend on these manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. In addition, we rely on these manufacturers to invest capital into their facilities and process technologies to meet our needs for new products using advanced process technologies. Given our emergence in May 2010 from our Chapter 11 bankruptcy proceedings (the Chapter 11 Cases) and the volatility and disruption in the capital and credit markets worldwide, we cannot assure you that they will make the investments in their facilities previously contemplated. We also cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and that we will be able to attain qualification from our customers, which may be required prior to production of products at a third party facility. In addition, any significant change in the payment terms we have with these manufacturers could adversely affect us.

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

Our business is capital intensive and our ability to generate operating cash flows depends in large part on the maintenance of a low cost strategy. As part of our strategy going forward, we intend to continue our cost reduction efforts which have included restructuring and technology partnerships. For example, in the fourth quarter of fiscal 2011 and as part of a company-wide cost reduction program, we initiated a restructuring plan to align the business with current market conditions and to reduce operating expenses. The plan encompassed the consolidation of two test and assembly manufacturing operations in Asia and resulted in the closure of our KL facility in the first quarter of fiscal 2012. This and other cost reduction activities may require initial cash outlays before the anticipated benefits are realized. We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected. Furthermore, in certain instances our cost reductions may make it more difficult for us to succeed in the extremely competitive Flash memory market.

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

Our strategy is to increasingly seek to share research and development costs with third parties. For example, in 2009, we entered into a joint development agreement with Elpida for the development of products based on our charge trapping NAND architecture. However, we cannot assure you that we will be able to negotiate such arrangements for more of our research and development needs, or that such arrangements will result in commercially successful technology and products in a timely manner or at all. We will be dependent on the third parties in such agreements to continue to invest financial and skilled human resources, and we cannot assure you that such third parties will make the necessary investments, the absence of which would materially adversely affect our business. We anticipate the need to find another development partner for advanced charge trapping NAND technologies, and we may not be able to find such a partner.

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

Our competitors are working on a number of potentially competitive technologies, including ferroelectric random access memory, or FRAM, magneto resistive random access memory, or MRAM, polymer, charge trapping and phase-change based memory, or PCM, technologies. These technologies provide alternative means of non-volatile storage of information. Today, where products exist using these new technologies, they exhibit different characteristics than existing NOR Flash memory products based on MirrorBit or floating gate technology. These differences, including higher cost structure, inability to support higher densities, different performance and operating behavior, currently exclude such products from addressing volume markets for NOR Flash memory. For such products to be commercially viable and attractive alternatives to today’s NOR Flash memory solutions, they must either match the capabilities and characteristics at lower cost or provide additional capabilities desired and valued by customers. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate NOR Flash memory, these other products could pose a competitive threat to existing Flash memory companies, including us. For example, in July 2012, Micron announced volume availability for a PCM product designed for feature phones and other mobile devices. If this product or other products based on this technology are commercially viable and attractive to our target customers we may be materially adversely affected. In addition, some of the licensees and customers of Saifun Semiconductors Ltd., or Saifun, which we purchased in 2008 and renamed Spansion Israel Ltd., are our competitors or work with our competitors and possess licenses from Spansion Israel Ltd. for intellectual property associated with charge trapping Flash memory technology. Use of this charge trapping intellectual property or use of independently developed charge trapping Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory products that may compete with our products based on charge trapping technology. If we are unable to compete with these new technologies, we may be materially adversely affected.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1	First Amendment to Sort Services Agreement between Spansion LLC and ChipMOS Technologies Inc., dated May 30, 2012.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or any other liability provision of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: August 3, 2012	By:	/s/ Randy W. Furr
Randy W. Furr
Executive Vice President and Chief Financial Officer