Form 10-Q
period 2012-09-30
Spansion Inc.
filed 2012-10-31
CIK 1322705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 25, 2012:

Class	Number of Shares
Class A Common Stock, $0.001 par value	60,203,084
Class B Common Stock, $0.001 par value	1

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Spansion Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011

Net sales	$239,747	$258,163	$691,945	$849,868
Cost of sales	161,281	184,486	480,370	629,987
Gross margin	78,466	73,677	211,575	219,881
Research and development	27,407	21,721	83,078	82,118
Sales, general and administrative	35,228	28,728	103,485	79,188
Net gain on sale of Kuala Lumpur land and building	-	-	(28,434)	-
Restructuring charges	1,862	-	5,650	-
Operating income	13,969	23,228	47,796	58,575
Interest and other income	1,267	775	2,216	1,233
Interest expense	(7,339)	(7,629)	(22,924)	(25,465)
Income before income taxes	7,897	16,374	27,088	34,343
Provision for income taxes	2,757	8,560	9,572	15,388
Net income	5,140	7,814	17,516	18,955
Less: Net income (loss) attributable to the noncontrolling interest	-	472	(503)	472
Net income attributable to Spansion Inc. common stockholders	$5,140	$7,342	$18,019	$18,483

Net income per share
Basic	$0.09	$0.12	$0.30	$0.30
Diluted	$0.08	$0.12	$0.30	$0.29

Shares used in per share calculation
Basic	60,139	61,530	59,932	61,925
Diluted	60,820	62,607	60,775	63,617

             See accompanying notes.

Spansion Inc.
Condensed  Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Net income	$5,140	$7,814	$17,516	$18,955
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	305	(323)	259	(932)
Unrealized loss on cash flow hedges:
Unrealized hedge loss arising during the period	(1,639)	-	(1,422)	-
Net loss reclassified into earnings for cash flow hedges	538	-	538	-
Net unrealized loss on cash flow hedges	(1,101)	-	(884)	-
Other comprehensive loss, net of tax:	(796)	(323)	(625)	(932)
Total comprehensive income	$4,344	$7,491	$16,891	$18,023
Less: Comprehensive income (loss) attributable to noncontrolling interest	-	472	(503)	472
Comprehensive income attributable to Spansion Inc. common stockholders	$4,344	$7,019	$17,394	$17,551

See accompanying notes.

Spansion Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)
(Unaudited)

	September 30, 2012	December 25, 2011
Assets
Current assets:
Cash and cash equivalents	$279,460	$194,850
Short-term investments	48,606	67,855
Accounts receivable, net	117,446	110,343
Inventories	172,503	174,089
Deferred income taxes	9,782	6,275
Prepaid expenses and other current assets	36,700	29,494
Total current assets	664,497	582,906

Property, plant and equipment, net	175,456	209,227
Intangible assets, net	156,802	177,721
Goodwill	167,216	167,219
Other assets	41,643	54,072
Total assets	$1,205,614	$1,191,145

Liabilities and equity
Current liabilities:
Accounts payable	$78,902	$79,560
Accrued compensation and benefits	33,878	30,676
Other accrued liabilities	46,738	52,598
Income taxes payable	4,810	1,702
Deferred income taxes, short-term	-	360
Deferred income	15,065	18,223
Current portion of long-term debt	11,468	4,222
Total current liabilities	190,861	187,341

Deferred income taxes	9,314	6,135
Long-term debt, less current portion	405,832	445,177
Other long-term liabilities	31,436	29,951
Total liabilities	637,443	668,604

Spansion Inc. Stockholders’ equity:
Capital stock:
Class A common stock, $0.001 par value, 150,000,000 shares authorized, 60,190,374 shares issued and outstanding (59,337,419 as of December 25, 2011)	61	60
Class B common stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	-	-
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	704,922	675,309
Accumulated deficit	(134,559)	(152,578)
Accumulated other comprehensive loss	(2,253)	(1,628)
Total Spansion Inc. stockholders’ equity	568,171	521,163
Noncontrolling interest	-	1,378
Total equity	568,171	522,541
Total liabilities and equity	$1,205,614	$1,191,145

See accompanying notes.

Spansion Inc.
Condensed Consolidated Statements of  Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 25, 2011
Cash Flows from Operating Activities:
Net income	$17,516	$18,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,390	121,840
Gain on liquidation of auction rate securities	(1,059)	-
Provision (benefit) for deferred income taxes	1,826	(603)
Net gain on sale of Kuala Lumpur land and building	(28,434)	-
Net gain on sale and disposal of property, plant and equipment	(5,326)	(2,671)
Asset impairment charges	2,070	7,557
Compensation recognized under employee stock plans	24,176	14,220
Amortization of inventory fresh start markup	-	8,260
Changes in assets and liabilities	(961)	(117,967)
Net cash provided by operating activities	84,198	49,591

Cash Flows from Investing Activities:
Proceeds from liquidation of auction rate securities	1,059	-
Proceeds from sale of property, plant and equipment	44,357	7,592
Purchases of property, plant and equipment	(30,753)	(39,675)
Proceeds from maturities of marketable securities	99,381	28,215
Purchases of marketable securities	(80,135)	(68,498)
Other	-	581
Net cash provided by (used for) investing activities	33,909	(71,785)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock due to options exercised	1,358	5,386
Payments on debt and capital lease obligations	(30,390)	(6,828)
Acquisition of noncontrolling interest	(4,024)	-
Cash settlement on hedging activities	(799)	(796)
Purchase of bankruptcy claims	-	(70,987)
Net cash used for financing activities	(33,855)	(73,225)
Effect of exchange rate changes on cash and cash equivalents	358	1,645
Net increase (decrease) in cash and cash equivalents	84,610	(93,774)
Cash and cash equivalents, beginning of period	194,850	329,294
Cash and cash equivalents, end of period	$279,460	$235,520

Non-cash investing and financing activities:
Liabilities recorded for purchases of property, plant and equipment	$7,629	$9,117

See accompanying notes.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudit)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.  The December 25, 2011 condensed consolidated balance sheet data were derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011 but does not include all disclosures required by U.S. GAAP for annual periods. The Company adopted fresh start accounting (FSA) for financial reporting purposes upon emergence from bankruptcy proceedings on May 10, 2010.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011 as filed with the SEC on February 23, 2012. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. The additional week in a 53-week fiscal year is added to the second quarter to realign the Company’s fiscal quarters more closely to calendar quarters. Fiscal 2012 and fiscal 2011 are comprised of 53-week and 52-week periods, respectively.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries, as well as a variable interest entity (VIE) for which the Company was the primary beneficiary through March 31, 2012. The VIE’s financial statements were not significant to the Company’s condensed consolidated financial statements for the periods presented. All significant intercompany accounts and transactions have been eliminated. On April 1, 2012, the Company acquired substantially all assets and assumed certain liabilities of the VIE under an asset purchase agreement and the entity ceased to be a VIE as of the acquisition date.

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

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

2. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to its guidance regarding the presentation of comprehensive income. The amended guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB further modified the guidance by deferring until further notice the requirement of presenting the effects of reclassification adjustments on accumulated other comprehensive income as both components of net income and of other comprehensive income. This guidance is effective on a retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance beginning the first quarter of fiscal 2012 did not have any material impact on the Company’s financial position, results of operations or cash flows as it only impacted the presentation of the financial statements. The Company has opted to present this information in two separate but consecutive statements.

In September 2011, the FASB issued an amendment to the guidance regarding the testing of goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance by the Company beginning the first quarter of fiscal 2012 did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Balance Sheet Components

The Company’s cash balances are held in numerous locations throughout the world, with the majority in the United States. As of September 30, 2012, the Company had cash, cash equivalents, and short-term investments of $290.8 million held within the United States and $37.3 million held outside of the United States. As of December 25, 2011, the Company had cash, cash equivalents, and short term investments of $252.2 million held within the United States and $10.5 million held outside of the United States.

All securities other than the Federal Deposit Insurance Corporation (FDIC) insured certificates of deposit were designated as available-for-sale. FDIC insured certificates of deposit are held to maturity. Gross unrealized gains and losses on cash equivalents and short term investments were not material as of September 30, 2012 and December 25, 2011. Gross realized gains and losses on cash equivalents and short term investments were not material for the three and nine months ended September 30, 2012 and September 25, 2011.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	September 30, 2012	December 25, 2011
	(in thousands)

Cash and cash equivalents
Cash	$268,001	$192,802
Cash equivalents:
Money market funds	9,180	1,172
FDIC insured certificates of deposit	2,279	876
Cash and cash equivalents	$279,460	$194,850

Short-term investments
Commercial paper	$14,980	$24,963
FDIC insured certificates of deposit	33,626	42,892
Short-term investments	$48,606	$67,855

Account receivable, net
Accounts receivable, gross	$117,731	$110,567
Allowance for doubtful accounts	(285)	(224)
Account receivable, net	$117,446	$110,343

Inventories
Raw materials	$9,958	$12,442
Work-in-process	139,909	130,671
Finished goods	22,636	30,976
Inventories	$172,503	$174,089

Property, plant and equipment, net
Land	$45,168	$51,778
Buildings and leasehold improvements	60,027	68,177
Equipment	327,214	309,288
Construction in progress	11,925	10,806
Accumulated depreciation and amortization	(268,878)	(230,822)
Property, plant and equipment, net	$175,456	$209,227

4. Equity Incentive Plan and Stock-Based Compensation

Equity Incentive Plan

The Company’s 2010 Equity Incentive Award Plan (2010 Plan) provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, and deferred stock to its employees, consultants and non-employee members of its Board of Directors.

The annual restricted stock unit (RSU) awards granted in fiscal 2010 and fiscal 2011 to employees vest over four years in four substantially equal annual installments on the anniversary date of the grant. Beginning in the first quarter of fiscal 2012, the Company issued RSU awards which vest over three years in three substantially equal annual installments on the anniversary date of the grant.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The key executive RSU awards granted in fiscal 2010 and fiscal 2011 have a four-year performance period, with 50 percent of each target award (base shares) subject to performance goals in each of the four fiscal years following the date of grant. The key executive RSU awards granted in fiscal 2012 have a three-year performance period, with 50 percent of each target award (base shares) subject to performance goals in each of the three fiscal years following the date of grant. A minimum of 50 percent and a maximum of 150 percent of base shares may vest over a three-year period, subject to the Company’s financial performance. If the performance goals are not met in a particular year, the unvested shares will be carried forward but will be forfeited if not earned by the last performance year. If performance is above target in a particular year, base shares earned will be accelerated after shares carried forward from prior years are used. However, no more than the number of shares in the initial grant can be earned.

In the first quarter of fiscal 2012, the Company issued additional key executive RSU awards with a two-year performance period, with 100 percent of each target award (base shares) subject to performance goals in each of the two fiscal years following the date of grant. The two-year awards were granted to certain executives in lieu of participation in the Company’s annual cash bonus plan. The annual performance goals for these awards are the same as those for the three and four-year key executive RSU awards. A minimum of 0 percent and maximum of 100 percent of base shares vest each year, subject to performance. Unvested shares will not be carried forward and will be forfeited if not earned in any particular year.

The numbers of shares of common stock available for grant under the 2010 Plan are shown in the following table:

Shares Available For Grant
Balance as of December 25, 2011	2,150,354
Additional shares issuable under 2010 Plan (annual increase for 2012)	3,560,245
Stock options granted, net of forfeitures/cancellations	(2,415,102)
RSU awards granted, net of forfeitures/cancellations	(1,005,742)
Key Executive RSU awards granted, net of forfeitures/cancellations	(1,100,222)
Balance as of September 30, 2012	1,189,533

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Stock-Based Compensation

The following table presents the total stock-based compensation expense by financial statement caption resulting from the Company’s stock options and RSU awards:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(in thousands)

Cost of sales	$1,713	$838	$4,747	$2,285
Research and development	2,350	1,157	6,045	3,131
Sales, general and administrative	4,698	2,629	13,384	8,804
Stock-based compensation expense before income taxes	8,761	4,624	24,176	14,220
Stock-based compensation expense after income taxes(1)	$8,761	$4,624	$24,176	$14,220

(1)  There was no income tax benefit related to stock-based compensation because all of the Company's U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subject to a full valuation allowance.

The weighted average fair value of the Company’s stock options granted is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011

Weighted average fair value of stock options granted	$5.30	$7.71	$4.19	$8.67

The fair value of each stock option was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for grants:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011

Expected volatility	51.24%	57.79%	51.23%	57.02%
Risk-free interest rate	0.50%	0.69%	0.67%	1.08%
Expected term (in years)	4.35	4.35	4.35	4.35
Dividend yield	0.00%	0.00%	0.00%	0.00%

As of September 30, 2012, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $47.7 million after reduction for estimated forfeitures. These stock options and RSU awards will generally vest ratably through 2015.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activities and related information under the 2010 Plan for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding stock options as of December 25, 2011	4,295,794	$14.97	5.65	$-
Granted	2,664,900	$10.00	-	$-
Canceled/Forfeited	(249,798)	$13.98	-	$-
Exercised	(110,056)	$10.51	-	$-
Outstanding stock options as of September 30, 2012	6,600,840	$13.08	5.55	$7,697
Total vested and exercisable as of September 30, 2012	2,494,868	$14.29	4.94	$1,926

No income tax benefit was realized from stock option exercises for the three and nine months ended September 30, 2012.

The following table summarizes RSU and key executive RSU award activities and related information for the nine months ended September 30, 2012:

	RSU		Key Executive RSU
	Number of Shares	Weighted Average Grant-date Fair Value	Number of Shares	Weighted Average Grant-date Fair Value
Outstanding as of December 25, 2011	2,143,035	$14.94	969,956	$13.71
Granted	1,288,643	$10.35	1,100,222	$10.04
Canceled/Forfeited	(282,901)	$13.45	-	$-
Vested	(588,708)	$11.09	(278,007)	$10.06
Outstanding as of September 30, 2012	2,560,069	$13.68	1,792,171	$12.02

As described above, key executive RSUs granted during the nine months ended September 30, 2012 have service and performance conditions for vesting.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

5. Net Income Per Share

Basic net income per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by using the weighted average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying the Company’s outstanding dilutive stock options, RSUs and other similar equity instruments had been issued. The dilutive effect of outstanding options and RSUs is reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table presents the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
		(in thousands except for per-share amounts)

Numerator:
Net income	$5,140	$7,342	$18,019	$18,483
Denominator:
Denominator for basic net income per share, weighted average shares	60,139	61,530	59,932	61,925
Effect of dilutive securities	681	1,077	843	1,692
Denominator for diluted net income per share, weighted average shares	60,820	62,607	60,775	63,617

Net income per share:
Basic net income per share	$0.09	$0.12	$0.30	$0.30
Diluted net income per share	$0.08	$0.12	$0.30	$0.29
Potentially dilutive shares excluded from the diluted income per share computation because their effect would have been anti-dilutive	6,704	3,632	7,367	2,458

6. Intangible Assets and Goodwill

Intangible Assets

The following table presents the balance of intangible assets as of the dates indicated below:

	September 30, 2012			December 25, 2011
	(in thousands)
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed Technology	$111,375	$(31,288)	$80,087	$100,167	$(18,828)	$81,339
Customer relationships	94,101	(22,791)	71,310	94,227	(15,427)	78,800
Trade Names	8,374	(2,969)	5,405	8,374	(2,001)	6,373
IP R&D	-	-	-	11,209	-	11,209
Total	$213,850	$(57,048)	$156,802	$213,977	$(36,256)	$177,721

The changes in the gross balance of intangibles assets since December 25, 2011 resulted primarily from foreign currency translation adjustments.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The actual amortization expense and estimated future amortization expense for intangible assets are summarized below:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(in thousands)

Amortization expense	$6,813	$6,228	$20,792	$17,130

Estimated Future Amortization
(in thousands)
Fiscal 2012 (remaining 3 months)	$8,000
Fiscal 2013	27,251
Fiscal 2014	27,251
Fiscal 2015	27,251
Fiscal 2016	27,535
Fiscal 2017 and beyond	39,514
Total	$156,802

The useful life of intangible assets is estimated as below:

	Estimated Useful Life (years)
Developed Technology	4	to	7
Customer Relationships	9	to	10
Trade Name	5	to	7

In-Process Research and Development (IP R&D)

As of September 30, 2012, all of the capitalized IP R&D from fresh start accounting, amounting to $43.0 million, reached technological feasibility and was capitalized as developed technology. Of the $43.0 million, $11.2 million was capitalized during the nine months ended September 30, 2012. No amounts were capitalized during the three months ended September 30, 2012.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Goodwill

The changes in the carrying amount of goodwill for the period from December 26, 2010 through September 30, 2012, are as follows:

Total
(in thousands)

Goodwill as of December 26, 2010	$153,338
Goodwill from consolidation of VIE (subsequently acquired on April 1, 2012)	5,155
Adjustment to fresh start accounting	8,598
Translation gain	128
Goodwill as of December 25, 2011	$167,219
Translation loss	(3)
Goodwill as of September 30, 2012	$167,216

7. Debt

The following table summarizes the Company’s debt at September 30, 2012 and December 25, 2011:

	September 30, 2012	December 25, 2011
	(in thousands)
Debt obligations:
Term Loan	$217,300	$247,082
Senior Unsecured Notes	200,000	200,000
China Working Capital loan facility	-	2,317
Total debt	$417,300	$449,399
Less: current portion	11,468	4,222
Long-term debt	$405,832	$445,177

The China Working Capital Loan Facility was included in the Company’s condensed consolidated financial statements as of December 25, 2011 as a result of consolidation of a VIE (see Note 1 for further details). On April 1, 2012, the Company acquired substantially all assets and assumed certain liabilities of the VIE under an asset purchase agreement and the entity ceased to be a VIE of the Company as of the acquisition date. The China Working Capital loan facility was not a part of the acquisition and therefore was not included in the Company’s condensed consolidated financial statements as of September 30, 2012.

Under the Company’s existing debt arrangements, the Company is subject to covenants that, among other things, place certain limitations on the Company's ability to incur additional debt, make investments, pay dividends, and sell assets. The Company was in compliance with these covenants as of September 30, 2012. Additionally, as of September 30, 2012, the Company had not drawn on the available credit of $22.9 million under its Revolving Credit Facility.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

8. Fair Value Measurement

The Company measures its cash equivalents, marketable securities, foreign currency forward contracts and interest rate derivative contracts at fair value. Fair value is an exit price, representing the amount that would be received on sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1— Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2—Include other inputs that are directly or indirectly observable in the marketplace.
Level 3—Unobservable inputs that are supported by little or no market activities.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The cash equivalents and marketable securities are classified within Level 1 or Level 2. This is because the Company values its cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing observable market inputs. The foreign currency forward contracts and interest rate derivative contracts are classified as Level 2 because the valuation inputs are based on quoted prices and observable market data of similar instruments. The Company principally executes its foreign currency contracts in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The valuation inputs for the Company’s foreign currency contracts are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. In determining the fair value of the Company’s interest rate swap, the Company uses the present value of expected cash flows based on observable market interest rate yield curves and interest rate volatility commensurate with the term of each instrument.

The fair value measurements of the Company’s financial assets and liabilities consisted of the following types of instruments categorized in the table below based upon the fair value hierarchy:

	September 30, 2012					December 25, 2011
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
	(in thousands)

Money market funds	$9,180	$-	$-	$9,180	(1)	$1,172	$-	$-	$1,172	(2)
Commercial paper	-	14,980	-	14,980	(1)	-	24,963	-	24,963	(2)
Foreign currency forward contracts	-	80	-	80		-	20	-	20
Total financial assets	$9,180	$15,060	$-	24,240		$1,172	$24,983	$-	26,155
Interest rate swaps	$-	$778	$-	$778		$-	$1,443	$-	$1,443
Foreign currency forward contracts	-	$1,298	-	$1,298		$-	$-	$-	$-
Total financial liabilities	$-	$2,076	$-	$2,076		$-	$1,443	$-	$1,443

(1) Total cash and cash equivalents, short-term investments of $328.1 million as of September 30, 2012 includes cash of $303.9 million held in operating accounts, $9.2 million in money market funds and $15.0 million in commercial paper.
(2) Total cash and cash equivalents, short-term investments of $262.7 million as of December 25, 2011 includes cash of $236.5 million held in operating accounts, $1.2 million in money market funds and $25.0 million in commercial paper.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Fair Value of Other Financial Instruments not carried at Fair Value

Substantially all of the Company’s long-term debt is traded in the market and the fair value in the table below is based on the quoted market price as of September 30, 2012 and December 25, 2011 and is Level 1. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	September 30, 2012		December 25, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands)

Debt traded in the market:
Term Loan	$217,300	$218,658	$249,181	$246,066
Senior Unsecured Notes	200,000	196,000	200,000	179,000
Debt not traded in the market	-	-	2,317	2,317
Total Debt Obligations	$417,300	$414,658	$451,498	$427,383

The fair value of the Company’s long-term debt that is not traded in the market was estimated by considering the interest rates and the terms of the debt and it is Level 3. The fair value of the Company’s cash equivalents, accounts receivable, accounts payable and other current liabilities approximates their carrying value.

9. Derivative Financial Instruments

Beginning the second quarter of fiscal 2012, the Company entered into multiple foreign exchange forward contracts to hedge certain operational exposures resulting from movements in Japanese yen (JPY) exchange rates. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate movements on operating results. Some foreign currency forward contracts were considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or undesignated, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues and net asset or liability positions designated in currencies other than the U.S. dollar and they are not speculative in nature.

Cash Flow Hedges

The Company’s foreign currency forward contracts that were designated as cash flow hedges are carried at fair value and have maturities between three and eight months. The Company entered into the cash flow hedges to protect non-functional currency revenue against variability in cash flows due to foreign currency fluctuations. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The maximum original duration of any contract allowable under the Company’s hedging policy is fifteen months. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a quarterly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. Interest charges or “forward points” on the forward contracts are excluded from the assessment of hedge effectiveness and are recorded in interest and other income (expense) in the accompanying Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense) in its Condensed Consolidated Statements of Operations at that time. There were no such gains or losses recognized in interest and other income (expense), for the three months and nine months ended September 30, 2012.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in interest and other income (expense) in its Condensed Consolidated Statements of Operations. There was no net gain or loss recognized for cash flow hedges due to hedge ineffectiveness for the three months and nine months ended September 30, 2012.

At September 30, 2012, the Company had outstanding forward contracts to sell JPY 2,579 million in exchange for $32.5 million. Over the next twelve months, the Company expects to reclassify $0.9 million from accumulated other comprehensive loss to earnings as the related forecasted transactions occur.

The following table summarizes the activity related to derivatives in accumulated other comprehensive loss, net of tax:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(in thousands)

Beginning Balance	$217	$-
Net loss reclassified into earnings	538	538
Net decrease in fair value of the cash flow hedges	(1,639)	(1,422)
Ending Balance	$(884)	$(884)

Non-designated hedges

The Company also hedges net receivables and payables denominated in Japanese yen with foreign exchange forward contracts to reduce the risk that its earnings and cash flows will be affected by changes in foreign currency exchange rates. These forward contracts are not designated hedges and are carried at fair value with changes in the fair value recorded to interest and other income (expense) in the accompanying Condensed Consolidated Statements of Income. These forward contracts do not subject the Company to additional material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the monetary assets and liabilities being hedged. Total notional amounts of outstanding contracts were as summarized in the table below:

Buy / Sell	September 30, 2012	December 25, 2011
(in millions)

Japanese Yen / US dollar	JPY 1,115.5 / $14.2	-
US dollar / Japanese Yen	$45.7/ JPY 3,618	$33.3 / JPY 2,595

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Interest Rate Swap

The Company is exposed to the variability of future quarterly interest payments on its Term Loan due to changes in the LIBOR above the floor rate of 1.25 percent. To mitigate this interest rate risk and comply with the hedging requirement in the initial Term Loan agreement, the Company entered into a series of interest rate swaps to manage the interest rate risk associated with its borrowings in the third quarter of fiscal 2010. The hedging requirement in the Term Loan agreement was removed when the Term Loan was amended in November 2010. However, the interest rate swaps remained in place as of September 30, 2012.

The Company has approximately $217.3 million outstanding under the Term Loan as of September 30, 2012. The swap agreements have an aggregate notional amount of $250 million and expire on May 17, 2013. Under these agreements, the Company pays the independent swap counterparty a fixed rate of 2.42 percent and, in exchange, the swap counterparty pays the Company an interest rate equal to the floor rate of 2 percent or three-month LIBOR, whichever is higher.

As of November 9, 2010, due to the amendment of the Term Loan, the critical terms of the swaps and the Term Loan were no longer matched. Accordingly, the hedge no longer qualified as a cash flow hedge. As a result, the mark-to-market of the swaps has been reported as a component of interest expense since the fourth quarter of fiscal 2010.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and September 25, 2011 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(in thousands)
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts
Net gain recognized in OCI (1)	$(1,639)	$-	$(1,422)	$-
Net loss reclassified from accumulated OCI into income (2)	$538	$-	$538	$-
Derivatives Not Designated as Hedging Instruments
Net loss (gain) recognized in income
Swap interest expense (3)	$(16)	$(138)	$(134)	$(1,286)
Foreign exchange forward contracts (4)	$1,221	$(2,636)	$1,464	$(4,541)

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (OCI)
(2)	Effective portion classified as net product revenue
(3)	Classified in interest expense
(4)	Classified in interest income and other

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets were as follows:

	September 30, 2012		December 25, 2011
Balance sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
		(in thousands)
Prepaid expenses and other current assets
Foreign Currency Forward Contracts	$-	$80	$-	$20

Other accrued liabilities
Interest rate Swap	$-	$778	$-	$1,011
Foreign Currency Forward Contracts	$600	$698	$-	$-

Other long-term liabilties
Interest rate Swap	$-	$-	$-	$432

There were no derivatives designated as hedging instruments at December 25, 2011.

10. Income Taxes

The following table presents the Company’s income tax expense:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(in thousands)

Income tax expense	$2,757	$8,560	$9,572	$15,388

The Company’s tax expense decreased from $8.6 million for the three months ended September 25, 2011 to $2.8 million for the three months ended September 30, 2012. The decrease was primarily related to the amount of withholding taxes on licensing revenue from Samsung. The tax expense decreased from $15.4 million for the nine months ended September 25, 2011 to $9.6 million for the nine months ended September 30, 2012. The decrease was primarily attributable to a release of reserves for uncertain tax positions in foreign locations and the amount of withholding taxes on licensing revenue from Samsung, offset by the impact from the sale of land and building in Kuala Lumpur, Malaysia.

As of September 30, 2012, all of the Company's U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on the Company's assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 25, 2011, the Company had U.S. federal and state net operating loss carry forwards of approximately $1.0 billion and $208.0 million, respectively. Approximately $533.6 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. The federal and state net operating losses, if not utilized, expire between 2016 and 2031.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

If the Company were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, its ability to utilize its federal net operating loss carry forwards could be limited under certain provisions of the Internal Revenue Code. As a result, the Company could incur greater tax liabilities than it would in the absence of such a limitation and any incurred liabilities could materially adversely affect the Company’s results of operations and financial condition.

11. Restructuring and Others

Fiscal 2011 Restructuring Plan

In the fourth quarter of fiscal 2011, the Company initiated a restructuring plan as part of a company-wide cost saving initiative aimed at reducing operating costs in light of global economic challenges and rapid changes in the China wireless and handset market. In the area of reducing costs and improving efficiencies, the Company announced reduction of headcount in several locations and the closure of its assembly, test, mark and pack facility in Kuala Lumpur, Malaysia (the KL facility), which was completed in the first quarter of fiscal 2012.

During the second quarter of fiscal 2012, the Company sold its land and building relating to the KL facility for net proceeds of $38.6 million and realized a gain of $28.4 million. Total costs incurred under the fiscal 2011 restructuring plan through September 30, 2012 were $22.6 million.

Fiscal 2009/10 Restructuring Plan

In fiscal 2009 and 2010, the Company implemented certain restructuring measures, including workforce reductions and the sale of its plant in Suzhou, China. The Company incurred restructuring expenses related to employee termination benefits and fixed asset relocation, depreciation and disposal. During the first quarter of fiscal 2012, there was a restructuring credit of $0.8 million as a result of the Company having prevailed in a labor-related lawsuit in conjunction with the 2009 restructuring activities in Thailand. Total costs incurred through September 30, 2012 under this restructuring plan were $43.2 million.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Summary of Restructuring Plans

The following tables present a summary of restructuring activities related to all of the Company’s restructuring plans described above:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	2011 Restructuring Plan	2009/2010 Restructuring Plan	2011 Restructuring Plan	2009/2010 Restructuring Plan
	(in thousands)
Accrued restructuring balance, beginning of period	$785	$172	$8,087	$1,200
Provision:
Gain on sale of equipment	-	-	(3,798)	-
Asset relocation fees	854	-	4,686	-
Asset impairment charges	-	-	2,070	-
Severance and others	1,009	-	3,550	-
Restructuring charges	1,863	-	6,508	-
Non-cash adjustments (1)	(43)	(1)	1,557	(899)
Cash payments	(344)	(68)	(13,891)	(198)
Accrued restructuring balance, end of period	$2,261	$103	$2,261	$103

(1) Non-cash adjustments for the three months ended September 30, 2012 relate to foreign currency translations. Non-cash adjustments for the nine months ended September 30, 2012 relate to asset impairment charges, reversal of accrual relating to labor lawsuit in Thailand,  gain on sale of equipment and foreign currency translations.

There were no restructuring charges for the three months and nine months ended September 25, 2011.  The Company does not expect to incur any further restructuring charges under the 2011 and 2009/2010 Restructuring Plans.

12. Commitments and Contingencies

Purchase Commitments

The Company had $118.4 million of purchase commitments with certain suppliers, primarily for inventory items as of September 30, 2012.

Indemnifications

In the normal course of business, the Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments under these types of agreements have not had a material adverse effect on business, results of operations or financial condition.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

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

Product Warranties

The Company generally offers a one-year limited warranty for its Flash memory products. Changes in the Company’s liability for product warranty are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
	(in thousands)
Balance at beginning of period	$3,860	$1,838	$2,537	$3,635
Provision for warranties issued	404	395	2,991	1,735
Settlements made	(1,205)	(824)	(2,305)	(3,289)
Changes in liability for pre-existing warranties during the period	(89)	(45)	(253)	(717)
Balance at end of period	$2,970	$1,364	$2,970	$1,364

Legal Matters

The Company is a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In addition to ordinary routine litigation incidental to the business, the Company is party to a material legal proceeding as described below. The outcome of any litigation is uncertain, and, should the proceeding where the Company is a defendant be successful, it may be subject to significant damages awards and injunctive relief, which could have a material adverse effect on its financial condition, results of operations, or cash flows.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Fast Memory Erase LLC v. Spansion Inc., et al.

On June 9, 2008, Fast Memory Erase LLC filed a complaint in the U.S. District Court for the Northern District of Texas alleging patent infringement against Spansion Inc., Spansion LLC, Intel Corp., Numonyx B.V., Numonyx, Inc., Nokia Corp., Nokia Inc., Sony Ericsson Mobile Communications AB, Sony Ericsson Mobile Communications (USA), Inc., and Motorola, Inc. The case is styled, Fast Memory Erase, LLC v. Spansion Inc., Spansion LLC, et al., Case No. 3:08-CV-00977-M (N.D. Tex.). Fast Memory Erase’s complaint alleges that Spansion’s NOR Flash memory products using floating gate technology infringe one or more claims of U.S. Patent No. 6,236,608 (the ‘608 patent). Fast Memory Erase has also asserted U.S. Patent No. 6,303,959 (the ‘959 patent) in its complaint against the products of other defendants, namely Intel and Numonyx, but it has not asserted the ‘959 patent against any Spansion products. On December 22, 2008, Fast Memory Erase filed an amended complaint. In its amended complaint, Fast Memory Erase added Apple, Inc. as a defendant. Spansion has answered Fast Memory Erase’s complaint and amended complaint. Spansion’s answers assert that Spansion does not infringe the ’608 patent and that the ‘608 patent is invalid. In its answers, Spansion also asserts counterclaims against Fast Memory Erase for declaratory judgments of non-infringement and invalidity. The case was stayed against Spansion as a result of the Chapter 11 Cases until May 18, 2009. The U.S. Bankruptcy Court preliminarily lifted the stay and set June 23, 2009 as the date for a final determination on the stay. The parties subsequently agreed to lift the stay so that the U.S. District Court could proceed with a Markman hearing solely to determine the meaning of certain claims of the ‘959 patent, which was held on September 16, 2009. At the Markman hearing, the Court did not consider the claims of the ‘608 patent because it was subject to reexamination by the U.S. Patent and Trademark Office. The Court stayed the case with respect to the ‘608 patent on December 9, 2009, in view of a pending reexamination. On March 8, 2010, the ‘959 patent was severed from the case and assigned a separate case number. On September 7, 2012, the Court administratively closed the case and provided that any party may seek to reopen the case as the reexamination of the ’608 patent proceeds. The Company believes that the potential loss or range of loss, if any, in this case cannot be estimated at this time.

13. Ongoing Bankruptcy Related Matters

In connection with the Company’s emergence from Chapter 11 bankruptcy proceedings in May 2010, a claims agent was appointed to analyze and, at its discretion, contest outstanding disputed claims totaling $1.5 billion. As of September 30, 2012, the Company had total outstanding disputed claims of $168.2 million, including reserves, and 6.2 million unregistered shares of Class A Common Stock relating to resolution of outstanding disputed claims.

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

Overview

We are a leading designer, manufacturer and developer of Flash memory semiconductors. We are focused on a portion of the Flash memory market that relates to high-performance and high-reliability Flash memory solutions for microprocessors, controllers and other programmable semiconductors that run applications in a broad range of electronic systems. Our strategic emphasis centers on the embedded portion of the Flash memory market, which is generally characterized by long design and product life cycles, relatively stable pricing, more predictable supply-demand outlook and lower capital investments. These markets include transportation, industrial, computing, communications, consumer and gaming.

Within this embedded industry, we serve a diversified customer base through a differentiated, non-commodity, service-oriented model that strives to meet our customers’ needs for product performance, quality, reliability and service. Our Flash memory solutions are incorporated in products manufactured by leading original equipment manufacturers (OEMs). Embedded customers require products with a higher level of performance and quality to allow their products to work in extreme and harsh conditions and in many cases require products to span a decade of production, with specific feature sets and wide operating temperatures. We spent many years refining our product and service strategy to address these market requirements and deliver high-quality products that go into electronic applications in cars, airplanes, set top boxes, games, telecommunications equipment, smart meters and medical devices.

The majority of our NOR Flash product designs are based on our proprietary two-bit-per-cell MirrorBit® technology, which has a simpler cell architecture, higher yield and lower cost than competing floating gate NOR Flash memory technology. While we are most known for our NOR product leadership, we are expanding our portfolio in the areas of NAND and programmable system solutions to bring even more value and differentiation to embedded markets. Our products are designed to accommodate various voltage, interface and density requirements for a wide range of applications and customer platforms. Spansion NAND products are engineered specifically for embedded requirements.

In addition to Flash memory products, we generate revenue by licensing our intellectual property to third parties and we assist our customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

Critical Accounting Policies

There have been no significant changes in our critical accounting estimates or significant accounting policies during the nine months ended September 30, 2012 as compared to the discussion in Part II, Item 7 and in Note 3 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 25, 2011. We adopted fresh start accounting (FSA) for financial reporting purposes upon emergence from bankruptcy proceedings on May 10, 2010.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to its guidance regarding the presentation of comprehensive income. The amended guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB further modified the guidance by deferring until further notice the requirement of presenting the effects of reclassification adjustments on accumulated other comprehensive income as both components of net income and of other comprehensive income. This guidance is effective on a retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Our adoption of this guidance beginning the first quarter of fiscal 2012 did not have any material impact on our financial position, results of operations or cash flows as it only impacted the presentation of the financial statements. We opted to present this information in two separate but consecutive statements.

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

Results of Operations

Comparison of Net Sales, Gross Margin, Operating Expenses, Interest and Other Income (Expense), Interest Expense and Income Tax Provision

The following is a summary of our operating results:

	Three Months Ended			Nine Months Ended

	September 30, 2012	September 25, 2011	Variance	September 30, 2012	September 25, 2011	Variance
	(in thousands, except for percentages)
Net sales	$239,747	$258,163	$(18,416)	$691,945	$849,868	$(157,923)
Cost of sales	161,281	184,486	(23,205)	480,370	629,987	(149,617)
Gross profit	78,466	73,677	4,789	211,575	219,881	(8,306)
Gross margin	32.7%	28.5%	4.2%	30.6%	25.9%	4.7%
Research and development	27,407	21,721	5,686	83,078	82,118	960
Sales, general and administrative	35,228	28,728	6,500	103,485	79,188	24,297
Net gain on sale of KL land and building	-	-	-	(28,434)	-	(28,434)
Restructuring charges	1,862	-	1,862	5,650	-	5,650
Operating income	13,969	23,228	(9,259)	47,796	58,575	(10,779)
Interest and other income (expense)	1,267	775	492	2,216	1,233	983
Interest expense	(7,339)	(7,629)	290	(22,924)	(25,465)	2,541
Provision for income taxes	2,757	8,560	(5,803)	9,572	15,388	(5,816)

Net Sales

Net sales decreased by $18.4 million from $258.2 million for the three months ended September 25, 2011 to $239.7 million for the three months ended September 30, 2012, primarily due to $23.1 million lower licensing revenue and a $13.4 million reduction in wireless sales. This decrease was partially offset by an $18.1 million increase in sales in the embedded market. In the third quarter of fiscal 2011 we recognized $30.0 million of licensing revenue in connection with a patent litigation settlement with Samsung. As part of the settlement, we agreed to offset the first $30.0 million of the payments due from Samsung against our payment to Samsung for the purchase of its bankruptcy claim. Comparable revenue recognized in the third quarter of fiscal 2012 based on license payments from Samsung was $6.3 million. Wireless sales have continued to decline as a result of the continued impact of wireless customers moving to 1.8-volt mid-and low-density serial NOR products that we presently do not offer.

Net sales decreased by $157.9 million from $849.9 million for the nine months ended September 25, 2011 to $691.9 million for the nine months ended September 30, 2012. The decrease was mainly due to $152.4 million reduction in wireless sales and, to a lesser extent, sales in the Asia Pacific region in general and $11.2 million lower licensing revenue. The decline in sales in the Asia Pacific region was attributable to the general economic slowdown as a result of decreased consumer confidence and spending.

Gross Profit

Our gross profit increased by $4.8 million from $73.7 million for the three months ended September 25, 2011 to $78.5 million for the three months ended September 30, 2012. The increase was mainly due to higher revenues in the embedded market as a result of migration from our 110 nm and 90 nm products to 65nm products, a shift in product mix to higher density products and improved manufacturing efficiencies from higher volume and optimization of internal and external manufacturing. The increase was partially offset by lower licensing revenue.

Our gross margin as a percentage of sales increased by 4 percent from 29 percent in the three months ended September 25, 2011 to 33 percent in the three months ended September 30, 2012 primarily due to the increase in higher margin embedded revenues from 65nm products, a shift in product mix to higher density products and improved manufacturing efficiencies.   The increase was partially offset by lower licensing revenue from Samsung.

Our gross profit decreased by $8.3 million from $219.9 million for the nine months ended September 25, 2011 to $211.6 million for the nine months ended September 30, 2012. The decrease was due to lower licensing revenues, higher expense from amortization of intangibles mainly due to projects moving from IPR&D to developed technology, and lower utilization of our manufacturing facilities in the first half of fiscal 2012. Our gross margin as a percentage of sales increased from 26 percent in the nine months ended September 25, 2011 to 31 percent in the nine months ended September 30, 2012 primarily due to a decrease in lower margin wireless revenues and benefits from lower depreciation due to the diminishing impact of fresh start accounting-related adjustments.

Research and Development (R&D)

            R&D expenses increased by $5.7 million from $21.7 million for the three months ended September 25, 2011 to $27.4 million for the three months ended September 30, 2012. The increase was mainly due to $5.1 million of higher employee compensation and benefits and $1.3 million higher material costs on R&D projects. The increase in employee compensation and benefits was driven by higher incentive compensation, annual salary adjustments and increased stock based compensation expense.

            R&D expenses increased by $1.0 million from $82.1 million for the nine months ended September 25, 2011 to $83.1 million for the nine months ended September 30, 2012. The increase was mainly due to $7.1 million of higher employee compensation and benefits as discussed above and $3.5 million higher development charges relating to NAND development. The increase was partially offset by $7.2 million of asset impairment charges relating to tools and equipment resulting from the closure of our development facility located in Sunnyvale, California in the first half of fiscal 2011 with no comparable charge in 2012, $1.0 million lower depreciation due to the diminishing impact of fresh start accounting-related adjustments and $0.6 million lower material costs for projects.

Sales, General and Administrative (SG&A)

SG&A expenses increased by $6.5 million from $28.7 million for the three months ended September 25, 2011 to $35.2 million for the three months ended September 30, 2012. The increase was mainly due to $7.4 million of higher employee compensation and benefits due to annual salary adjustments, higher incentive compensation and increased stock based compensation. This was partially offset by $0.8 million lower depreciation and building allocation charges due to the diminishing impact of fresh start accounting-related adjustments in fiscal 2012.

SG&A expenses increased by $24.3 million from $79.2 million for the nine months ended September 25, 2011 to $103.5 million for the nine months ended September 30, 2012. SG&A for the nine months ended September 25, 2011 was lower primarily due to a net reduction of $23.7 million in litigation reserves as a result of settlement of the Samsung patent litigation. There was no comparable reduction in 2012. Besides the above, there was an increase of $4.5 million due to higher employee compensation and benefits due to annual salary adjustments, higher incentive compensation and increased stock based compensation. The increase was partially offset by $3.5 million lower depreciation and building allocation charges due to the diminishing impact of fresh start accounting-related adjustments and $1.4 million lower professional fees.

Net Gain on Sale of Land and Building in Kuala Lumpur

The gain of $28.4 million, net of selling expenses for the nine months ended September 30, 2012, was recognized on the sale of the KL facility, in the second quarter of fiscal 2012. There was not a similar transaction in fiscal 2011.

Restructuring Charges

Restructuring charges for the three months ended September 25, 2012 were $1.9 million, which was mainly comprised of $0.9 million severance costs and $0.9 million asset relocation cost. There were no restructuring charges for the three months ended September 25, 2011.

Restructuring charges for the nine months ended September 30, 2012 of $5.7 million, were mainly comprised of $7.9 million asset relocation and impairment charges in our KL facility and $1.9 million severance and employee related costs, offset by $1.9 million gain on the sale of equipment in the KL facility, a $1.9 million gain on sale of equipment in Thailand and a $0.9 million credit as a result of our prevailing in a labor-related lawsuit in conjunction with the 2009 Restructuring Plan in Thailand. There were no restructuring charges for the nine months ended September 25, 2011.

Interest and Other Income (Expense)

Interest and other income (expense), increased by $0.5 million from $0.8 million for the three months ended September 25, 2011 to $1.3 million for the three months ended September 30, 2012. This was primarily due to higher realized and unrealized gain on foreign currency transactions of $1.1 million, which was partially offset by $0.8 million lower recoveries from cash disbursements made prior to bankruptcy.

Interest and other income (expense), increased by $1.0 million from $1.2 million for the nine months ended September 25, 2011 to $2.2 million for the nine months ended September 25, 2012. The increase was mainly due to $1.1 million of proceeds from liquidation of previously impaired auction rate securities and $0.8 million of fees relating to the amendment of the term loan incurred in the second quarter of fiscal 2011 which did not occur in fiscal 2012. The above increase was offset by a $0.8 million increase in realized and unrealized loss on foreign currency transactions in fiscal 2012.

Interest Expense

Interest expense decreased by $0.3 million from $7.6 million for the three months ended September 25, 2011 to $7.3 million for the three months ended September 30, 2012. This was primarily due to lower interest expense as a result of continued repayment of the Term Loan in fiscal 2012.

Interest expense decreased by $2.5 million from $25.5 million for the nine months ended September 25, 2011 to $22.9 million for the nine months ended September 30, 2012. The decrease was mainly due to $1.5 million lower interest expense as a result of continued repayment of the Term Loan and a prepayment in fiscal 2012 and a $1.2 million reduction in loss on interest rate swaps relating to the Term Loan.

Provision for Income Taxes

Our tax expense decreased from $8.6 million for the three months ended September 25, 2011 to $2.8 million for the three months ended September 30, 2012. The decrease was primarily related to withholding taxes on licensing revenue from Samsung. Our tax expense decreased from $15.4 million for the nine months ended September 25, 2011 to $9.6 million for the nine months ended September 30, 2012. The decrease was primarily attributable to a release of reserves for uncertain tax positions in foreign locations and the amount of withholding taxes on licensing revenue from Samsung, offset by the impact from the sale of land and building in Kuala Lumpur, Malaysia.

As of September 30, 2012, all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on our assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 25, 2011, we had U.S. federal and state net operating loss carry forwards of approximately $1.0 billion and $208.0 million, respectively. Approximately $533.6 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. The federal and state net operating losses, if not utilized, expire from 2016 and 2031.

If we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize the unlimited federal net operating loss carry forwards could be limited under certain provisions of the Internal Revenue Code. As a result, we could incur greater tax liabilities than we would in the absence of such a limitation and any incurred liabilities could materially adversely affect our results of operations and financial condition.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2012:

	Total	2012	2013	2014	2015	2016	2017 and Beyond
	(in thousands)
Senior Secured Term Loan	$218,789	$-	$12,631	$2,244	$203,914	$-	$-
Senior Notes	200,000	-	-	-	-	-	200,000
Interest expense on Debt	111,173	8,164	26,572	25,638	19,299	15,750	15,750
Other long term liabilities (1)	8,957	-	794	5,824	2,083	210	46
Operating leases	13,212	1,385	4,993	3,435	1,770	1,412	217
Unconditional purchase commitments (2)	118,436	10,823	23,143	28,190	28,140	28,140	-
Total contractual obligations (3)	$670,567	$20,372	$68,133	$65,331	$255,206	$45,512	$216,013

(1)	The other long term liabilities comprise payment commitments under long term software license agreements with vendors and asset retirement obligations.
(2)
Unconditional purchase commitments (UPC) include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are principally related to inventory. UPCs exclude agreements that are cancelable without penalty.

(3)
As of September 30, 2012, the liability for uncertain tax positions was $17.8 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Liquidity and Capital Resources

Cash Requirements

As of September 30, 2012 and December 25, 2011, we had the following cash and cash equivalents and short term investments:

	September 30, 2012	December 25, 2011
	(in thousands)

Cash	$268,001	$192,802
Money market funds	9,180	1,172
FDIC insured certificates of deposit	35,905	43,768
Commercial paper	14,980	24,963
Total cash and cash equivalents and short-term investments	$328,066	$262,705

Key components of our cash flow during the nine months ended September 30, 2012 and September 25, 2011 were as follows:

	Nine Months Ended
	September 30, 2012	September 25, 2011
	(in thousands)

Net cash provided by operating activities	$84,198	$49,591
Net cash provided by (used for ) investing activities	33,909	(71,785)
Net cash used for financing activities	(33,855)	(73,225)

Effect of exchange rate changes on cash and cash equivalents	358	1,645
Net (decrease) increase in cash and cash equivalents	$84,610	$(93,774)

As of September 30, 2012, the availability under our Revolving Credit Facility was $22.9 million after deducting the standby letters of credit of $0.9 million issued to certain vendors. As of September 30, 2012, we had not borrowed any amounts under the Revolving Credit Facility.

Our future uses of cash are expected to be primarily for working capital, debt servicing, capital expenditures and other contractual obligations. We believe our anticipated cash flows from operations, current cash balances and availability under our bank agreements will be sufficient to fund working capital requirements and operations, service our debt, and meet our cash needs for at least the next twelve months.

Operating Activities

Net cash provided by operations was $84.2 million during the nine months ended September 30, 2012, which consisted of net income of $17.5 million, and a net decrease in operating assets and liabilities of $1.0 million offset by net non-cash items of approximately $67.6 million. Net non-cash items primarily consisted of $74.4 million in depreciation and amortization, a $28.4 million gain on the sale of the Kuala Lumpur facility and $24.2 million of stock compensation expense.

Net cash provided by operations was $49.6 million during the nine months ended September 25, 2011, consisted of net income of $19.0 million and net non-cash items of $148.6 million, which were offset by net decrease in operating assets and liabilities of $118.0 million. The net decrease in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities resulting from payments for bankruptcy related services, release of the Samsung litigation settlement reserve and payment made to Spansion Japan per the settlement agreement entered on January 8, 2010. During the quarter ended September 25, 2011, we agreed with Samsung to offset the first $30.0 million of the payments due from Samsung for the patent related settlement against our payment to Samsung for the purchase of its bankruptcy claim. As a result, we recognized $30.0 million in license revenue and an operating cash inflow, as well as a $30.0 million financing cash outflow related to the purchase of the bankruptcy claim, because we believe that there was constructive receipt and constructive payment of the funds.

Investing Activities

Net cash provided by investing activities was $33.9 million during the nine months ended September 30, 2012, primarily from $44.4 million of proceeds from the sale of property, plant and equipment, and $99.4 million in proceeds from the maturities of marketable securities, which were offset by $80.1 million used to purchase marketable securities and $30.8 million used to purchase property, plant and equipment.

Net cash used by investing activities was $71.8 million during the nine months ended September 25, 2011, primarily due to $39.7 million purchase of property, plant and equipment and $68.5 million purchase of marketable securities, which were offset by $7.6 million proceeds from the sale of property, plant and equipment and $28.2 million proceeds from the maturities of marketable securities.

Financing Activities

Net cash used for financing activities was $33.9 million during the nine months ended September 30, 2012, primarily due to $30.4 million payments on debt and $4.0 million acquisition of a non-controlling interest.

Net cash used for financing activities was $73.2 million during the nine months ended September 25, 2011 consisting of $71.0 million for the purchase of bankruptcy claims, which included the purchase of the Samsung claim for $30.0 million and $6.8 million of payments on debt and capital lease obligations. During the quarter ended September 25, 2011, we agreed with Samsung to offset the first $30.0 million of the payments due from Samsung for the patent related settlement against our payment to Samsung for the purchase of its bankruptcy claim. As a result, we recognized $30.0 million in license revenue and an operating cash inflow, as well as a $30.0 million financing cash outflow related to the purchase of the bankruptcy claim, because we believe that there was constructive receipt and constructive payment of the funds.

Off-Balance Sheet Arrangements

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property, indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to our directors and officers in connection with legal proceedings, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liabilities related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable.

 We do not have any other significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K, as of September 30, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure primarily arises from the effect of interest rate fluctuations on our cash deposits, investment portfolio and debt. At September 30, 2012, we had approximately $268.0 million held in demand deposit accounts, approximately $9.2 million held in overnight money market funds, approximately $35.9 million invested in certificates of deposit fully insured by the FDIC, and approximately $15.0 million invested in commercial paper. Our cash and short-term investment position is highly liquid. Approximately $277.2 million have maturity terms of 0 to 30 days, approximately $2.3 million have maturity terms of 31 to 90 days, approximately $17.2 million have maturity terms of 91 to 180 days, and the remaining approximately $31.4 million have maturity terms of 181 to 365 days at the time of purchase. Accordingly, our interest income fluctuates with short-term market conditions but our exposure to interest rate risk is minimal due to the short term nature of our cash and investment position.

As of September 30, 2012, approximately 52 percent of the aggregate principal amounts outstanding under our third party debt obligations were fixed rate, and approximately 48 percent of our total debt obligations were variable rate comprised of the Term Loan with an outstanding balance of approximately $217.3 million as of September 30, 2012. The Term Loan has a LIBOR floor of 1.25 percent. While LIBOR is below 1.25 percent, our interest expense will not change along with short-term change in interest rate environment. When LIBOR is above 1.25 percent, changes in interest rates associated with the term loan could then result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our contractual interest expense by approximately $2.1 million annually.

As of September 30, 2012, we have a series of interests rate swaps with a financial institution to partially economically hedge the variability of interest payments attributable to fluctuations in the LIBOR benchmark interest rate. See Note 9 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.

Default Risk

We intend to actively monitor market conditions and developments specific to the securities and classes of securities in which we invest. We take a conservative approach to investing our funds. Our policy is to invest only in highly-rated securities with relatively short maturities, and we do not invest in securities we believe involve a higher degree of risk.

Foreign Exchange Risk

Our sales, expenses, assets and liabilities denominated in Japanese yen and other foreign currencies are exposed to foreign currency exchange rate fluctuations. For example,

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

We recognize derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we will reclassify the related gain or loss on the cash flow hedge to revenue.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to interest and other income (expense) in our Condensed Consolidated Statements of Operations at that time.

We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in interest and other income (expense) on our Condensed Consolidated Statements of Operations.

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

The following table provides information about our foreign currency forward contracts as of September 30, 2012 and December 25, 2011:

	September 30, 2012			December 25, 2011
	Notional Amount	Average Contract Rate	Estimated Fair Value	Notional Amount	Average Contract Rate	Estimated Fair Value
	(in thousands, except contract rates)
Foreign currency forward contracts

Non-designated hedges (Buy JPY / Sell USD)	$14,232	¥78.38	$55	$-	¥-	$-

Non-designated hedges (Sell JPY / Buy USD)	$45,667	¥79.23	$(673)	$33,285	¥77.96	$20

Designated hedges (Sell JPY / Buy USD)	$32,455	¥79.46	$(600)	$-	¥-	$-

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 7, 2012, the Court administratively closed the case and provided that any party may seek to reopen the case as the reexamination of the ’608 patent proceeds.

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

The Flash memory market is a mature one subject to business cycles that include extended periods of oversupply and constant downward price pressure, which is due, in substantial part, to the relatively large number of competing firms and technologies. Our competitors are primarily NOR Flash memory makers, including: Micron Technology, Inc.; Macronix International Co., Ltd.; Winbond Electronics Corporation; Microchip Technology Inc.; EON Silicon Solution Inc.; GigaDevice Semiconductors, Inc.; and Integrated Silicon Solution, Inc. We increasingly compete with NAND Flash memory makers in the embedded portion of the Flash memory market. Our NAND Flash memory competitors include Samsung Electronics Co., Ltd., Micron Technology, SK Hynix Inc. (“SK Hynix”) and Toshiba Semiconductor Company Inc. In the future, additional NAND Flash memory competitors may include Powerchip Technology Corporation, Macronix International Co., Ltd., Intel Corporation, Sandisk Corporation and Winbond Electronics Corporation.

During economic downturns, periods of extremely intense competition, or the presence of oversupply in the industry, the selling prices for our products have declined at a rapid rate over relatively short time periods as compared to historical rates of decline. When such pricing declines occur, we may not be able to mitigate their effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially adversely affected.

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

Our business is primarily focused on serving the embedded portion of the Flash memory market, which is both more robust and mature than the wireless portion but which is, in certain sub-segments, still subject to similar trends in terms of product mix and downward price pressure. If we fail to execute on our strategy to serve the embedded portion, our business could be materially adversely affected.

The Flash memory market has two primary groups of applications, embedded and wireless. Historically, we served both groups. Beginning in 2009, however, we started focusing primarily on the embedded market due to its longer product life cycles, higher gross margins, and reduced need to incorporate third party chips into our products. Prior to our change in focus, our wireless sales typically represented 50 percent of our total sales in a quarter. By contrast, in the third quarter of fiscal 2012, wireless sales were 3 percent of total net sales, in part because of this embedded-focused strategy and in part due to the decline in wireless sales as a result of the wireless customers continuing to move to 1.8-volt mid-and low-density serial NOR products that we presently do not offer, a trend that began in the third quarter of fiscal 2011.

The embedded market is more mature than the wireless market and is expected to grow more slowly than some other sectors of the semiconductor industry. In addition, the embedded market, like the wireless market, historically has been, and we anticipate that it will continue to be, subject to selling price reductions. Moreover, existing trends in the wireless market (e.g., increasing downward pressure on gross margins and price per bit) are relevant and lead to similar trends in certain consumer-focused sub-segments within the embedded market (e.g., the consumer market that includes set top boxes for cable and satellite entertainment services).

If we are unable to successfully address these challenges or unable to grow our participation in the embedded portion of the Flash memory market, our business could be materially adversely affected.

We primarily sell parallel NOR Flash memory products, which are being replaced in certain applications by Flash memory products that we do not currently offer. We are developing competitive Flash memory products for these applications, but our business could be materially adversely affected if we fail to bring these new products to market.

Flash memory products have either a NOR architecture (NOR Flash memory products) or a NAND architecture (NAND Flash memory products). NOR Flash memory products have either a parallel interface (parallel NOR) or a serial interface (serial NOR) and typically are more reliable and have a higher cost-per-bit than NAND Flash memory products. System designers use NOR Flash memory products primarily for code storage, while they use NAND Flash memory products primarily for data storage. Increasingly, however, for certain embedded system designs, particularly in consumer-focused market segments, higher density NAND Flash memory products are being used for code and data storage instead of high density, parallel NOR Flash memory products. Similarly, and also in consumer-focused markets, in which product cycles are rapid and keeping cost down is paramount, system designers are increasingly choosing low-density serial NOR Flash memory products over similar density parallel NOR offerings.

In contrast, we primarily sell parallel NOR products having medium to high density (32 megabits and above) and serial NOR products having medium to high density. We are currently adding NAND product offerings as a result of our partnership with SK Hynix and expanding our low density (less than 32 megabits) serial NOR Flash memory product portfolio to meet the increasing demand for these products in embedded applications. However, we cannot be certain that we will successfully develop or introduce NAND Flash memory products and additional low density serial NOR Flash memory products in time and at competitive price points to counteract the falling demand for the parallel NOR Flash memory products we currently sell. If we fail to do so, our business could be materially adversely affected.

Our operating results are dependent on the performance of distributors, including Fujitsu Semiconductors Limited, who is our primary distributor for Japan.

A significant portion of our sales are through independent distributors that are not under our control. For example, sales through distributors accounted for 69 percent and 70 percent of our net sales for fiscal 2011 and 2010 respectively. Generally, our agreements with third-party distributors may be terminated for convenience by either party upon relatively short notice and are non-exclusive, permitting our distributors to offer our competitors’ products. We generally do not require letters of credit from our distributors and are not protected against accounts receivable default or bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor, whether at our initiative or the distributor’s initiative, could disrupt our business, and if we are unable to find suitable replacements, our operating results could be adversely affected.

In Japan, which is an important geographic market for us, we currently rely primarily on Fujitsu Semiconductors Limited (“FSL”) through its subsidiary, Fujitsu Electronics Inc. (“FEI”), to distribute our products to customers. For example, sales of our products through FSL represented 29 percent of our total net sales for fiscal 2011 and 36 percent of our total net sales for the nine months ended September 30, 2012.  Historically, our agreement with FSL has been exclusive and FSL has not been permitted to offer our competitors’ Flash memory products to its customers. However, exclusivity expired on May 10, 2012 and since that date FSL may sell our competitors’ Flash memory products. Under the terms of our distribution agreement with FSL, either party may terminate the distribution agreement for convenience upon 60 days written notice to the other party. If FSL unexpectedly terminates its distribution agreement with us, or otherwise ceases its support of our customers in Japan, we would be required to develop and rely on a relationship with another distributor or establish our own local sales organization and support functions. We cannot be certain that we would be successful in selling our products to customers currently served by FSL or new customers and our sales in Japan might decline, and we could be materially adversely affected.

Our revenue reporting is highly dependent on sales information from our distributors, and our financial reporting could be misstated if such information is not accurate and timely.

Our revenue reporting is highly dependent on receiving accurate and timely sell-through data from our distributors. As our distributors resell products, they provide us with data regarding the products sold, prices, quantities, end customers, and the amount of our products they still have in stock. The data we receive is voluminous and complex, and we must use estimates and apply judgments to reconcile distributors’ reported inventories to their sell-through activities. Actual results could vary unfavorably from our estimates, which could affect our operating results and could adversely affect our business.

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

Sales to customers outside the United States were approximately 88 percent of our total net sales for fiscal 2011 and 90 percent of our total net sales for the nine months ended September 30, 2012. Additionally, we operate in more than ten countries, and a substantial portion of our manufacturing operations and those of our third party manufacturers are located outside the United States, primarily in Japan, China, Taiwan, Korea, Thailand and Malaysia. As a result, our business is subject to a variety of risks that are specific to the regions and countries in which we operate, including:

•	currency exchange rate fluctuations;

•	natural disasters, such as tsunamis, earthquakes, fires and floods;

•	export and import duties, changes to import and export regulations, and restrictions on the transfer of funds;

•	political and economic instability;

•	difficulties in protecting our intellectual property;

•	problems with the transportation or delivery of our products;

•	issues arising from cultural or language differences and labor unrest;

•	disruptions caused by military action or terrorist attacks;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	compliance with trade, technical standards and other laws in a variety of jurisdictions;

•	disruptions to our manufacturing operations as a result of actions imposed by foreign governments;

•	changes in economic policies of foreign governments;

•	difficulties in staffing and managing international operations; and

•	adverse global economic conditions, including the ongoing sovereign debt crisis in Europe.

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

Furthermore, the operations of our suppliers could be subject to natural disasters and other business disruptions that could cause shortages and price increases in various essential materials which are required to manufacture our products. If we are unable to procure an adequate supply of materials that are required for us to manufacture our products, or if the operations of our suppliers of such materials are affected by an event that causes a significant business disruption, we may have to reduce our manufacturing operations. Such a reduction could have a material adverse effect on us.

We may not satisfy the covenants, financial tests and ratios in our debt instruments, which if not met, would have a material adverse effect on us.

Our bank agreements and the indenture governing our 7.875 % Senior Notes due 2017(the Notes) require us to comply with covenants, financial tests and ratios. We cannot assure you that we will be able to satisfy or comply with these covenants, financial tests and ratios, because our ability to do so may be affected by events beyond our control. If we fail to satisfy or comply with the covenants, financial tests and ratios, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers or amendments if required to avoid a default. A breach of any of the provisions, covenants, financial tests or ratios under our debt instruments could prevent us from being able to draw down under our bank loans and result in an event of default under the applicable agreement, which in turn could trigger cross-defaults under other debt instruments, any of which would materially adversely affect us.

Our reliance on third-party manufacturers entails risks that could materially adversely affect us.

We currently have, and plan in the future to enter into, foundry, subcontractor and other arrangements with third parties to meet demand for our products. Third-party manufacturers we currently use or expect to use in the future for foundry and other manufacturing services include SK Hynix, FSL, Semiconductor Manufacturing International Corporation and Dongbu HiTek Co., Ltd. We also use independent contractors to perform some of the assembly, testing and packaging of our products, including ChipMOS Technologies Inc. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs. Third-party manufacturers are generally under no obligation to provide us with any specified minimum quantity of product. We also depend on these manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. In addition, we rely on these manufacturers to invest capital into their facilities and process technologies to meet our needs for new products using advanced process technologies. Given our emergence in May 2010 from our Chapter 11 bankruptcy proceedings (the Chapter 11 Cases) and the volatility and disruption in the capital and credit markets worldwide, we cannot assure you that they will make the investments in their facilities previously contemplated. We also cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and that we will be able to attain qualification from our customers, which may be required prior to production of products at a third party facility. In addition, any significant change in the payment terms we have with these manufacturers could adversely affect us.

Third party manufacturers with whom we contract also make products for other companies, including certain of our competitors, and/or for themselves and could choose to prioritize capacity for themselves or other customers beyond any minimum guaranteed amounts, reduce deliveries to us or, in the absence of price guarantees, increase the prices they charge us on short notice, such that we may not be able to pass cost increases on to our customers. The likelihood of this occurring may be greater as a result of the Chapter 11 Cases. We may be unable to secure an alternative supply for specific products in a short timeframe or at all at an acceptable cost to satisfy our production requirements. In addition, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Other risks associated with our increased dependence on third-party manufacturers include: their ability to adapt to our proprietary technology; reduced control over delivery schedules, quality assurance, manufacturing yields and cost; misappropriation of our intellectual property; their solvency; reduced ability to manage inventory and parts; and risks associated with operating in foreign countries. If we are unable to secure sufficient or reliable suppliers of wafers or obtain the necessary assembly, testing and packaging services, our ability to meet customer demand for our products may be adversely affected, which could have a material adverse effect on us.

Unless we maintain manufacturing efficiency, we may not continue to be profitable and our future profitability could be materially adversely affected.

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

Our strategy is to increasingly seek to share research and development costs with third parties. However, we cannot assure you that we will be able to negotiate arrangements for our research and development needs, or that such arrangements will result in commercially successful technology and products in a timely manner or at all. We will be dependent on the third parties in such agreements to continue to invest financial and skilled human resources, and we cannot assure you that such third parties will make the necessary investments, the absence of which would materially adversely affect our business.

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

Our competitors are working on a number of potentially competitive technologies, including ferroelectric random access memory, magneto resistive random access memory, polymer, charge trapping and phase-change based memory, or PCM, technologies. These technologies provide alternative means of non-volatile storage of information. Today, where products exist using these new technologies, they exhibit different characteristics than existing NOR Flash memory products based on MirrorBit or floating gate technology. These differences, including higher cost structure, inability to support higher densities, different performance and operating behavior, currently exclude such products from addressing volume markets for NOR Flash memory. For such products to be commercially viable and attractive alternatives to today’s NOR Flash memory solutions, they must either match the capabilities and characteristics at lower cost or provide additional capabilities desired and valued by customers. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate NOR Flash memory, these other products could pose a competitive threat to existing Flash memory companies, including us. For example, in July 2012, Micron announced volume availability for a PCM product designed for feature phones and other mobile devices. If this product or other products based on this technology are commercially viable and attractive to our target customers we may be materially adversely affected. In addition, some of the licensees and customers of Saifun Semiconductors Ltd., or Saifun, which we purchased in 2008 and renamed Spansion Israel Ltd., are our competitors or work with our competitors and possess licenses from Spansion Israel Ltd. for intellectual property associated with charge trapping Flash memory technology. Use of this charge trapping intellectual property or use of independently developed charge trapping Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory products that may compete with our products based on charge trapping technology. If we are unable to compete with these new technologies, we may be materially adversely affected.

Our working capital, investments and capital requirements may require us to seek additional financing, which may not be available to us.

Our debt instruments may not be sufficient for our future working capital, investments and capital requirements. We also may not be able to access additional financing resources due to a variety of reasons, including the restrictive covenants in our lending agreements and the lack of available capital due to the tight nature of global credit markets. If our financing requirements are not met and we are unable to access additional financing, our business, operations, financial condition and cash flows will be materially adversely affected.

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

10.1+
Amendment No. 7 to the Amended and Restated Foundry Agreement by and among Spansion, Inc., Spansion Technology LLC, and Spansion LLC, in their capacities as guarantors , Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Fujitsu Semiconductor Limited, entered into as of July 11, 2012 and effective retroactively to June 30, 2012.

10.2+	Amendment No. 8 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Semiconductor Limited, entered into and effective as of August 1, 2012.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested with respect to portions of this exhibit.
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

SPANSION INC.

Date: October 31, 2012	By:	/s/ Randy W. Furr
Randy W. Furr
Executive Vice President and Chief Financial Officer