Form 10-K
period 2012-12-30
Spansion Inc.
filed 2013-02-25
CIK 1322705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Class A Common Stock (Common Stock) held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange on July 1, 2012 was approximately $531.3 million. Shares held by each executive officer, director and by certain persons that own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on February 15, 2013:

Class	Number of Shares
Class A Common Stock, $0.001 par value per share	58,444,612
Class B Common Stock, $0.001 par value per share	1
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (2013 Proxy Statement) are incorporated by reference into Part III hereof.

Spansion Inc.
FORM 10-K
For The Fiscal Year Ended December 30, 2012

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties associated with substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives; the rate of growth in  the industries into which our products are sold; our ability to: successfully transform our business and implement  our business strategy focused primarily on the embedded Flash memory market; maintain or increase our average selling price and lower our average costs; accurately forecast customer demand for our products; attract new customers; obtain additional financing in the future; maintain our distribution relationships and channels in the future; successfully enter new markets and manage our international expansion; successfully compete with existing and new competitors, or with new memory or other technologies; successfully develop new applications and markets for our products; maintain manufacturing efficiency; obtain adequate supplies of satisfactory materials essential to manufacture our products; successfully develop and transition to the latest technologies; negotiate patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; protect our intellectual property and defend against infringement or other intellectual property claims; maintain our business operations and demand for our products in the event of natural or man-made catastrophic events; and effectively manage, operate and compete in the current sustained economic downturn. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstances that arise after the date of this report, or to conform such statements to actual results or changes in our expectations.

ITEM 1.             BUSINESS

Overview

We are a leading designer, manufacturer and developer of Flash memory semiconductors. We are focused on a portion of the Flash memory market that relates to high-performance and high-reliability Flash memory solutions for microprocessors, controllers and other programmable semiconductors that run applications in a broad range of electronic systems. Our strategic emphasis centers on the embedded portion of the Flash memory market, which is generally characterized by long design and product life cycles, relatively stable pricing, predictable supply-demand outlook and lower capital investments. These markets include consumer, transportation and industrial, communications and gaming.

Within this embedded industry, we serve a well-diversified customer base through a differentiated, non-commodity, service-oriented model that strives to meet our customers needs for product performance, quality, reliability and service. Our Flash memory solutions are incorporated in products manufactured by leading original equipment manufacturers (OEMs). In many cases, embedded customers require products with a high level of performance, quality and reliability, specific feature sets and wide operating temperatures to allow their products to work in extreme conditions. Some embedded customers require product availability from suppliers for over a decade of production. We spent many years refining the product and service strategy to address these market requirements and deliver high-quality products that go into a broad range of electronic applications such as cars, airplanes, set top boxes, games, telecommunications equipment, smart meters and medical devices.

The majority of our NOR Flash product designs are based on our proprietary two-bit-per-cell MirrorBit® technology, which has a simpler cell architecture, higher yields and lower costs than competing floating gate NOR Flash memory technology. While we are most known for our NOR products, we are expanding our portfolio in the areas of NAND and programmable system solutions to broaden our customer engagement and bring differentiated products to embedded markets. Our products are designed to accommodate various voltage, interface and density requirements for a wide range of applications and customer platforms.

In addition to Flash memory products, we generate revenue by licensing our intellectual property to third parties and we assist our customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

For fiscal 2012, we had net sales of $915.9 million and net income of $24.9 million.

For fiscal 2011, we had net sales of $1,069.9 million and net loss of $55.9 million.

We are headquartered in Sunnyvale, California, with research and development, manufacturing, assembly and sales operations in the United States, Asia, Europe and the Middle East. We own and operate a wafer fabrication facility in Austin, Texas and a final manufacturing facility in Bangkok, Thailand. We previously owned a second final manufacturing facility in Kuala Lumpur (KL), Malaysia which was closed at the end of the first quarter of fiscal 2012 as part of a company-wide restructuring plan aimed at cost reduction. Final manufacturing consists of assembly, test, mark and pack operations. We also own a manufacturing facility in Penang, Malaysia which does small volumes of sort and pack operations. For financial information about geographic areas and for information with respect to our sales, refer to the information set forth in Note 15 of Consolidated Financial Statements.

We were incorporated in Delaware in 2005. Our mailing address and executive offices are located at 915 DeGuigne Drive, Sunnyvale, California 94085, and our telephone number is (408) 962-2500. References in this report to “Spansion,” “we,” “us,” “our,” or the “Company” shall mean Spansion Inc. and our consolidated subsidiaries, unless the context indicates otherwise. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investor Relations section of our website, http://www.spansion.com, under “Financial Information” a link to our filings with the SEC.  We post our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other Senior Finance Executives, our Code of Business Conduct, which applies to all directors and all our employees, and the charters of our Audit, Compensation and Nominating and Corporate Governance committees under “Corporate Governance” on the Investor Relations section of our website. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report.

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

Overview of Flash Memory

Flash memory is well suited for a variety of applications across a broad range of products, including consumer electronics, networking and telecommunications equipment, mobile phones, PCs, transportation, gaming consoles and industrial equipment.

The Flash memory market consists of two major architectures: NOR and NAND Flash memory. NOR Flash memory is predominantly used for reliable code execution and performance-oriented storage in consumer electronics, automobiles, communications, gaming and industrial applications. NAND Flash memory is predominantly used for data storage in solid-state memory applications, such as USB removable storage devices, data cards, smart phones, MP3 players, tablets, solid-state drives and other embedded applications. Overall, customers seeking fast read performance and superior reliability traditionally choose NOR Flash memory, while those seeking ultra-high density and fast write speeds choose NAND Flash memory.

Our Addressable Markets

The Flash memory market can be divided into two major categories: “integrated” and “removable.” Within the integrated category, we refer to portable, battery-powered communications applications as “wireless” and all other applications, such as consumer, computing, communications, automotive and industrial electronics, as “embedded.” Since early 2009, we have emphasized our strategic efforts in the embedded portion of the integrated market. The embedded Flash memory market is served by both NOR and NAND Flash memory solutions, and is characterized by long design and product life cycles, lower capital and technology investments, more stable average selling prices and predictability in supply due to vigorous competition.

In addition to expanding our core business based on embedded NOR Flash memory applications, we have begun establishing our presence in growing portions of the integrated Flash memory category, including embedded NAND Flash memory applications. We believe our proprietary MirrorBit technology, licensing partners, customer relationships and broad product portfolio will enable us to extend our leadership in these embedded Flash memory markets.

Target Applications

As end-user experience becomes a key differentiating factor in today’s electronics products, different applications within our embedded customer base drive different product, service and support models.

Automotive applications are characterized by smart safety, richer interactive graphics, internet connectivity, emerging user interface and other ubiquitous features that drive the need for high performance, high quality and reliability and supply longevity in the products we offer to customers.

Industrial applications encompass a broad range of industries including, but not limited to, medical, defense, aerospace/avionics, smart energy, factory automation, surveillance and point-of-sale (POS). Our customers in this area are interested in product portfolio diversity with richer graphics, high reliability, longevity and customizable features at optimal system cost.

Networking and telecommunications infrastructure applications are driven by increasing wired and wireless global data traffic and equipment scalability to support the Internet backbone for cloud computing, entertainment and social media. These customers place an emphasis on high reliability, quality of service coupled with long-term product support.

Consumer and gaming applications are characterized by product solutions that provide convenience, ease-of-use, speed and form factor advantages to deliver a rich end-user experience. Accessibility of content, security and superior interactivity are features that drive Flash memory choices for our customers in these areas.

Technology

We own and use fundamental intellectual property in two Flash memory technologies, floating gate and charge trapping MirrorBit technology. Compared to competing floating gate multilevel cell NOR technology, two-bit-per-cell MirrorBit technology has a simpler cell architecture that requires fewer manufacturing steps and supports higher yields, resulting in lower manufacturing costs. Our current mid- and high-density products and new advanced products are based primarily on MirrorBit two-bit-per-cell technology.

Floating Gate Technology. Floating gate is the conventional Flash memory cell technology that is utilized by most Flash memory companies today for both NOR and NAND products. We have created innovations in floating gate technology that have become industry standards, such as negative gate erase, single power supply and embedded programming algorithms. Some of our new products designed to service the low density market are based on floating gate technology.

MirrorBit Technology. MirrorBit NOR technology is the foundation of our current mid- and high-density product roadmap. Also referred to as charge trapping technology, MirrorBit NOR technology stores two distinct charges in a single physical memory cell, with each charge equivalent to one bit of data thereby doubling the density of each physical memory cell and enabling higher density, lower cost products.

Products

We design, develop and sell Flash memory solutions that deliver a combination of high performance and competitive system cost for a wide range of customer platforms and applications. The product offerings support multiple voltage and interface options, with monolithic memory densities ranging from 1-megabit to 8-gigabits and multi-die module solutions up to 64-gigabits. The portfolio includes NOR and NAND Flash memory solutions where NOR Flash memory products can be grouped into two key interfaces: Parallel NOR and Serial NOR.

GL and AL Families. The GL and AL 3-volt product families address applications where high reliability coupled with low system cost are important, including automotive, consumer, gaming, networking and telecommunications. The AL product family ranges from 8-megabits to 32-megabits, supports a simpler feature set and provides a standard parallel interface for lower density applications, such as industrial and automotive control systems. The GL product family starts at 32-megabits and currently supports monolithic densities up to 8-gigabits in production. The GL product family includes a page-mode interface and Advanced Sector Protection. The GL product family supports high performance consumer applications, such as high-end set top boxes, or STBs, arcade gaming solutions and automotive applications such as information and entertainment systems and instrument clusters. MirrorBit technology is utilized for the GL family and floating gate technology is utilized for the AL family.

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

FL Family. The FL (3.0-volt) family utilizes floating gate and MirrorBit technologies with a Serial Peripheral Interface, or SPI in a low pin count package across monolithic densities from 4- to 512-megabits and a dual die 1-gigabit solution. This product line supports the option for single, dual or quad serial input/output (I/O), thereby providing an optimal performance small package solution for industrial, automotive and consumer markets.

 ML and MS Families. The ML (3.0-volt) family utilizes NAND floating gate technology to support 1-gigabit to 4-gigabit monolithic and dual die 8-gigabit densities.  The MS (1.8-volt) family utilizes NAND floating gate technology to support 1-gigabit and 2-gigabit monolithic densities.  Both families use SLC (Single Level Cell) architecture to support high performance, high quality and high reliability products for consumer, industrial and communications applications.

WS, NS, and VS Families. The WS, NS and VS product families, which each operate on a 1.8-volt supply, are based on MirrorBit technology and combine a high performance burst-mode interface with Simultaneous Read/Write and Advanced Sector Protection features. The product densities range from 64-megabits to 512-megabits and are primarily combined with third-party PSRAM or DRAM in a single multi-chip package (MCP) to meet small form factor low power application needs.

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

In addition to this broad product offering, we aim to streamline and simplify our customers’ design and development cycle by providing consistent and comprehensive tools to support customers’ development process, from initial system bring-up to final product deployment. We assist customers in prototyping their designs by providing the necessary software and hardware development tools, drivers and simulation models for system-level integration.

Sales and Marketing

We market and sell substantially all of our products worldwide under the Spansion trademark. We sell to our customers directly or through distributors. Approximately 68% and 69% of our sales were through distributors for fiscal 2012 and fiscal 2011, respectively.

We market our products through a variety of direct and indirect channels. We have direct relationships with many of our top customers worldwide. We supplement this effort with programs to support the design-in of our products on reference designs from third parties, which are typically used by Flash memory customers when choosing Flash memory solutions. In addition, we focus a portion of our marketing efforts on providers of complementary semiconductor products such as chipsets to ensure that our products interoperate effectively with the most widely used components in various embedded applications.

Our marketing activities target customers, reference design houses and our potential partners; and include a combination of direct marketing activities such as trade shows, events and marketing collateral, and indirect activities such as public relations and other marketing communications activities.

Customers

           We serve our customers worldwide directly or through our distributors, who buy products from us and resell them to OEMs and original design manufacturer, or ODMs, either directly or through their own distributors. Customers for our products consist of OEMs, ODMs and contract manufacturers. No end customer accounted for more than 10% of our net sales for the fiscal years 2012, 2011 and 2010.

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

After the deconsolidation of our former subsidiary, Spansion Japan, in fiscal 2009, as discussed in   Item 8.  “Financial Statements and Supplementary Data, Note 18. Emergence from Chapter 11,” net sales to Spansion Japan in fiscal 2010 were approximately 20% of our total net sales in Spansion and its consolidated subsidiaries up to May 10, 2010 (the Predecessor) and 25% of our total net sales in Spansion and its consolidated subsidiaries after May 10, 2010 (the Successor). During the second quarter of fiscal 2010, we purchased Spansion Japan’s distribution business and began distributing our products in Japan through our wholly owned subsidiary, Nihon Spansion Limited. Accordingly, there were no sales to Spansion Japan in fiscal 2011 and 2012. During the periods when we made sales to Spansion Japan, Spansion Japan resold substantially all its purchases to Fujitsu, which in turn acted as a distributor of our products in Japan. Net sales to Fujitsu (in its capacity as a distributor), including sales made through Spansion Japan after its deconsolidation and sales made through Nihon Spansion Limited after we purchased the Spansion Japan distribution business, accounted for approximately 33% and 29% of our total net sales for fiscal 2012 and fiscal 2011 and 18% of our total net sales in the Predecessor and 23% of our total net sales in the Successor for fiscal 2010.

Research and Development

Our research and development is critical to our success and we focus on process, product, software, and system level development. We conduct our product, software, and system engineering activities primarily in Sunnyvale, California and Netanya, Israel, with additional design and development engineering teams located in Asia. Our primary development focus is on MirrorBit products for embedded applications. We conduct our process and product development primarily at our Sunnyvale, California headquarters, at our fabrication facility located in Austin, Texas (Fab 25) and at third party foundries that provide foundry services to us. We are developing non-volatile memory process technologies. Specifically, we continue to refine our 65-nanometer MirrorBit NOR process technology and have continued to scale our MirrorBit charge trapping technology efficiently to 45-nanometer to deliver the industry's first monolithic 8-gigabit NOR Flash memory in fiscal 2012. In addition we developed and delivered an Acoustic Coprocessor semiconductor chip to enhance voice recognition and in partnership with SK Hynix, delivered Single Level Cell NAND products. Until July 2012, we were engaged in a joint development agreement with Elpida Memory, Inc., or Elpida, in an effort to develop 43-nanometer charge trapping NAND process technology. We intend to continue our efforts in this area, by partnering with suitable companies.  We also intend to develop more advanced technologies independently or with partners.

Our research and development expenses for fiscal 2012, fiscal 2011and fiscal 2010 were $107.9, $106.6 and $100.5 million, respectively. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing

We own and operate one wafer fabrication facility, Fab 25, which is located in Austin, Texas and has approximately 114,000 square feet of clean room space. This facility produces 200-millimeter wafers, manufactured using 130-nanometer, 110-nanometer, 90-nanometer and 65-nanometer process technologies. We own and operate a final manufacturing facility in Bangkok, Thailand. We previously owned a second final manufacturing facility in Kuala Lumpur, Malaysia which was closed at the end of the first quarter of fiscal 2012 as part of a company-wide restructuring plan aimed at cost reduction. Final manufacturing consists of assembly, test, mark and pack operations. We also own a manufacturing facility in Penang, Malaysia which does small volumes of sort and pack operations. In addition to our own internal capacity, we outsource wafer manufacturing and assembly and test services to third parties to supplement our internal resources.

Like most semiconductor companies, we direct significant efforts toward the invention and development of manufacturing process technologies to achieve the objectives of reducing our manufacturing costs, improving our device performance and adding product features and capabilities. We achieve these objectives primarily through a combination of optimizing the number of process steps required to produce a product and by reducing the scale or size of key structures in our integrated circuits such as the memory cells used to store charge and the surrounding circuits that manage and interface to these cells. We develop each process technology using particular design rules and refer to this as the process or technology node using nanometers. By shrinking the features, we enable more transistors in the same area, which allows us to incorporate more bits per wafer at each successive process node, decreasing the cost per bit and either increasing the number of die per wafer for a given density or increasing the memory density per die.

During fiscal 2012, we offered products manufactured on technology nodes from 320-nanometer to 45-nanometer, utilizing MirrorBit and floating gate cell technology. We continue to internally manufacture products based on floating gate technology at process nodes from 320-nanometer to 110-nanometer. However, during fiscal 2012, the majority of our wafer production was comprised of MirrorBit products using 110-, 90- and 65-nanometer process technology.

We outsource a portion of our manufacturing function to external foundry partners. To augment our internal wafer fabrication capacity, we have agreements with Semiconductor Manufacturing International Corporation, or SMIC, Fujitsu Semiconductor Limited, Dongbu HiTek Co., Ltd. and SK Hynix Inc. The arrangement with SMIC provides production support for advanced NOR technology products at 65-and 45-nanometer. The arrangement with Dongbu HiTek provides for the supply of floating-gate NOR products at 90-nanometer node. The arrangement with SK Hynix provides for the development and supply of SLC NAND products at the 4x, 3x and 2x nodes. Cooperation with foundries for advanced process node development allows for a cost effective solution for process technology development as an alternative to an in-house research and development facility. The arrangement with Fujitsu, using our former JV1 and JV2 wafer fabrication facilities which we sold to them in April 2007, provides us with the ability to efficiently support the declining customer demand for legacy products on legacy production process nodes. This arrangement will terminate in the second quarter of fiscal 2013. Our manufacturing processes require many raw materials, such as silicon wafers, mold compounds, substrates, and various chemicals and gases, and the necessary capital equipment for manufacturing. We obtain these materials and equipment from a large number of suppliers located throughout the world.

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

We believe Flash memory providers must possess the following attributes to remain competitive:

•	strong relationships with OEMs, ODMs and contract manufacturers that are acknowledged leaders within their respective industries;

•	discipline to continually reduce costs ahead of historically declining semiconductor market prices;

•	strong market focus to identify emerging Flash memory applications;

•	advanced research and development;

•	flexibility in manufacturing capacity and utilization so as to take advantage of industry conditions through market cycles;

•	access to the financial resources needed to maintain a highly competitive technological position;

•	focus on sustainable and profitable portions of the Flash memory market;

•	the ability to establish and sustain strategic relationships and alliances with key industry participants;

•	the ability to manufacture products with a high degree of quality, performance, market acceptance and a low cost structure; and

•	rapid time to market for new products, measured by the time elapsed from first conception of a new product to its commercialization.

Employees

We had 2,838 employees as of December 30, 2012.

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

Intellectual Property

Our success depends in part on our proprietary technology. We rely on a combination of protections provided by contracts, including confidentiality and non-disclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property. As of December 30, 2012, we had 1,994 U.S. patents and 1,244 foreign patents as well as 367 patent applications pending in the United States and 522 patent applications pending outside the United States. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. There can be no assurance that the claims allowed on any patents we hold will be sufficiently broad to protect our technology, or that any patents will issue from any application pending or filed by us.

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

To forecast demand and value inventory, we consider, among other factors, inventory on hand, historical customer demand data, backlog data, the competitiveness of product offerings, market conditions and product life cycles. If we are unable to accurately assess these factors and anticipate future demand or market conditions, inventory write-downs may be required and would be reflected in cost of sales in the period the write-down is made. Similarly, when customers change orders booked with us, our planned manufacturing capacity may be greater or less than actual demand, resulting in less than optimal capacity usage. When this occurs, we adjust our production levels, but downward adjustments may not prevent our production of excess inventory. An inability to address challenges like the ones described above would have a negative impact on our gross margin in that period. Moreover, inaccurate forecasting could also result in excess or obsolete inventory that would reduce our margins or shortages in inventory that would cause us to fail to meet customer demand. If we are unable to produce the types and quantities of products required by our customers in the timeframes and on the delivery schedules required by our customers, we may lose customers or, in certain circumstances, be liable for losses incurred by our customers, which would materially adversely affect our business and financial results.

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

A significant portion of our sales are through independent distributors that are not under our control. For example, sales through distributors accounted for 68% and 69% of our net sales for fiscal 2012 and 2011 respectively. Generally, our agreements with third party distributors may be terminated for convenience by either party upon relatively short notice and are non-exclusive, permitting our distributors to offer our competitors’ products. We generally do not require letters of credit from our distributors and are not protected against accounts receivable default or bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor, whether at our initiative or the distributor’s initiative, could disrupt our business, and if we are unable to find suitable replacements, our operating results could be adversely affected.

In Japan, which is an important geographic market for us, we currently rely primarily on Fujitsu Semiconductors Limited (“FSL”) through its subsidiary, Fujitsu Electronics Inc. (“FEI”), to distribute our products to customers. For example, sales of our products through FSL represented 33% of our total net sales for fiscal 2012. Historically, our agreement with FSL has been exclusive and FSL has not been permitted to offer our competitors’ Flash memory products to its customers. However, exclusivity expired on May 10, 2012 and since that date FSL may sell our competitors’ Flash memory products. Under the terms of our distribution agreement with FSL, either party may terminate the distribution agreement for convenience upon 60 days written notice to the other party. If FSL unexpectedly terminates its distribution agreement with us, or otherwise ceases its support of our customers in Japan, we would be required to develop and rely on a relationship with another distributor or establish our own local sales organization and support functions. We cannot be certain that we would be successful in selling our products to customers currently served by FSL or new customers and our sales in Japan might decline, and we could be materially adversely affected.

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

Sales to customers outside the United States were approximately 90% of our total net sales for fiscal 2012. Additionally, we operate in more than ten countries, and a substantial portion of our manufacturing operations and those of our third party manufacturers are located outside the United States, primarily in Japan, China, Taiwan, Korea, Thailand and Malaysia. As a result, our business is subject to a variety of risks that are specific to the regions and countries in which we operate, including:

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

These factors may materially adversely affect our business, results of operations or financial condition. To the extent practicable, we seek to proactively reduce our exposure to these risks where possible, but we may not be successful. For example, we use foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on our operating results and on our foreign currency denominated monetary assets and liabilities. We do not use these contracts for speculative or trading purposes. We cannot assure you that these activities will be successful in reducing our foreign currency exchange rate exposure. If these activities are unsuccessful, our financial condition could be materially adversely affected. In addition, our compliance with foreign laws, regulations and similar requirements may be onerous and expensive, and these laws and regulations may be inconsistent from jurisdiction to jurisdiction, further increasing the cost and difficulty of compliance. Any such costs could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products in one or more regions, or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with these laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies.

We may not satisfy the covenants, financial tests and ratios in our debt instruments, which if not met, would have a material adverse effect on us.

Our bank agreements and the indenture governing our 7.875% Senior Notes due 2017 (the Senior Notes) require us to comply with covenants, financial tests and ratios. We cannot assure you that we will be able to satisfy or comply with these covenants, financial tests and ratios, because our ability to do so may be affected by events beyond our control. If we fail to satisfy or comply with the covenants, financial tests and ratios, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers or amendments if required to avoid a default. A breach of any of the provisions, covenants, financial tests or ratios under our debt instruments could prevent us from being able to draw down under our bank loans and result in an event of default under the applicable agreement, which in turn could trigger cross-defaults under other debt instruments, any of which would materially adversely affect us.

Our reliance on third party manufacturers entails risks that could materially adversely affect us.

We currently have, and plan in the future to enter into, foundry, subcontractor and other arrangements with third parties to meet demand for our products. Third party manufacturers we currently use or expect to use in the future for foundry and other manufacturing services include SK Hynix, Semiconductor Manufacturing International Corporation, Wuhan Xinxin Semiconductor Manufacturing Corporation, Fujitsu Semiconductor Technology and Dongbu HiTek Co., Ltd. We also use independent contractors to perform some of the assembly, testing and packaging of our products, including ChipMOS Technologies Inc. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs. Third party manufacturers are generally under no obligation to provide us with any specified minimum quantity of product. We also depend on these manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. In addition, we rely on these manufacturers to invest capital into their facilities and process technologies to meet our needs for new products using advanced process technologies. Given the volatility and disruption in the capital and credit markets worldwide, we cannot assure you that they will make the investments in their facilities previously contemplated. We also cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and that we will be able to attain qualification from our customers, which may be required prior to production of products at a third party facility. In addition, any significant change in the payment terms we have with these manufacturers could adversely affect us.

Third party manufacturers with whom we contract also make products for other companies, including certain of our competitors, and/or for themselves and could choose to prioritize capacity for themselves or other customers beyond any minimum guaranteed amounts, reduce deliveries to us or, in the absence of price guarantees, increase the prices they charge us on short notice, such that we may not be able to pass cost increases on to our customers. We may be unable to secure an alternative supply for specific products in a short timeframe or at all at an acceptable cost to satisfy our production requirements. In addition, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Other risks associated with our increased dependence on third party manufacturers include: their ability to adapt to our proprietary technology; reduced control over delivery schedules, quality assurance, manufacturing yields and cost; misappropriation of our intellectual property; their solvency; reduced ability to manage inventory and parts; and risks associated with operating in foreign countries. If we are unable to secure sufficient or reliable suppliers of wafers or obtain the necessary assembly, testing and packaging services, our ability to meet customer demand for our products may be adversely affected, which could have a material adverse effect on us.

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

Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in achieving profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. For example, we continuously modify our manufacturing processes in an effort to improve yields and product performance and decrease costs. We are continuing to transition to 65-nanometer process technology for the manufacture of some of our products and are transitioning to 45-nanometer process technology for our most advanced products. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. We may fail to achieve acceptable yields or may experience product delivery delays as a result of, among other things, capacity constraints, delays in the development of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, impurities or other difficulties in the manufacturing process. Any of these occurrences could adversely impact our relationships with customers, cause harm to our reputation in the marketplace, cause customers to move future business to our competitors or cause us to make financial concessions to our customers.

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

Our business is capital intensive and our ability to generate operating cash flows depends in large part on the maintenance of a low cost strategy. As part of our strategy, we intend to continue our cost reduction efforts which have included restructuring and technology partnerships. Cost reduction activities may require initial cash outlays before the anticipated benefits are realized. We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected. Furthermore, in certain instances our cost reductions may make it more difficult for us to succeed in the extremely competitive Flash memory market.

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

The Flash memory industry is highly competitive and subject to rapid technological change. In order to compete, we are required to make substantial investments in research and development for product design, process technologies and production techniques in an effort to design and manufacture advanced Flash memory products. For example, in connection with our business strategy, our research and development expenses for fiscal 2012 and 2011 were $107.9 million and $106.6 million or approximately 12% and 10% of our total net sales, respectively. We cannot assure you that we will have sufficient resources independently or through joint development agreements to maintain the level of investment in research and development that is required for us to remain competitive, which could materially adversely affect us.

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

Our competitors are working on a number of potentially competitive technologies, including ferroelectric random access memory, magneto resistive random access memory, polymer, charge trapping and phase-change based memory, or PCM, technologies. These technologies provide alternative means of non-volatile storage of information. Today, where products exist using these new technologies, they exhibit different characteristics than existing NOR Flash memory products based on MirrorBit or floating gate technology. These differences, including higher cost structure, inability to support higher densities, different performance and operating behavior, have prevented such products from addressing volume markets for NOR Flash memory. For such products to be commercially viable and attractive alternatives to today’s NOR Flash memory solutions, they must either match the capabilities and characteristics at a lower cost or provide additional capabilities desired and valued by customers. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate NOR Flash memory, these other products could pose a competitive threat to existing Flash memory companies, including us. For example, in December 2012, Micron announced volume shipments for a PCM product designed for feature phones and other mobile devices. If this product or other products based on this technology are commercially viable and attractive to our target customers, we may be materially adversely affected. In addition, some of the licensees and customers of Saifun Semiconductors Ltd., or Saifun, which we purchased in 2008 and renamed Spansion Israel Ltd., are our competitors or work with our competitors and possess licenses from Spansion Israel Ltd. for intellectual property associated with charge trapping Flash memory technology. Use of this charge trapping intellectual property or use of independently developed charge trapping Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory products that may compete with our products based on charge trapping technology. If we are unable to compete with these new technologies, we may be materially adversely affected.

Our working capital, investments and capital requirements may require us to seek additional financing, which may not be available to us.

Our debt instruments may not be sufficient for our future working capital, investments and capital requirements. We also may not be able to access additional financing resources due to a variety of reasons, including the restrictive covenants in our lending agreements and the lack of available capital due to tight global credit markets. If our financing requirements are not met and we are unable to access additional financing, our business, operations, financial condition and cash flows will be materially adversely affected.

Investment in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.

We have invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including the distraction of our management team from current operations, greater than expected liabilities and expenses, inadequate return of capital, and unidentified issues not discovered in the our due diligence. These new ventures are inherently risky and may not be successful, and as a result, we could be materially adversely affected.

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

We may be involved in intellectual property litigation in the future that could be found to have infringed on intellectual property rights.

Technology companies, including many of our competitors, frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained often without regard to their use of these patents for the production and sale of products.

We may be subject to claims in the future and may be required to enter into other litigation and, defend against such actions in courts and before the U.S. International Trade Commission, as well as internationally in Europe and Asia. The plaintiffs in these actions frequently seek injunctions and substantial damages. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to operations, and distracting to management. In recognition of these considerations, we may decide to enter into arrangements to settle litigation. If we are found to infringe on one or more patents or other intellectual property rights, regardless of whether we can develop non-infringing technology, we may be required to pay substantial damages or royalties to a third party or we may be subject to a temporary or permanent injunction prohibiting us from marketing or selling certain products. In certain cases, we may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. Any such licenses may also significantly increase our operating expenses. The outcome of any litigation is inherently uncertain and if the outcome is unfavorable to us, we may incur a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies, including matters related to infringement of intellectual property rights and we could be materially adversely affected.

If our security measures are breached and unauthorized access is obtained to our information technology systems, we may lose proprietary data.

Our security measures may be breached as a result of third party action, including computer hackers, employee error, malfeasance or otherwise, and result in unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets, confidential customer, supplier or employee data, which could result in legal liability, harm to our reputation and otherwise harm our business.

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

For example, the SEC has released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. Under the proposed roadmap, we may be required to prepare financial statements in accordance with IFRS. The SEC has not finalized the timetable for the mandatory adoption of these new standards. It is unclear how the Commission will propose GAAP and IFRS be harmonized if the proposed changes are adopted. If adopted, we will need to develop new systems and controls around IFRS principles. Since this would be a new endeavor, the specific costs associated with this conversion are uncertain and could have a material impact on our results of operations.

Transfers or issuances of our equity, or a debt restructuring, may impair or reduce our ability to utilize our net operating loss carry-forwards and certain other tax attributes in the future.

         Pursuant to U.S. federal and state tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (NOLs) carried forward from prior years. We have U.S federal NOL carry forwards of approximately $992.2 million as of December 30, 2012. Approximately $492.2 million of the federal NOL carry forwards are subject to an annual limitation of $27.2 million. These NOLs, if not utilized, expire from 2016 to 2031. In addition, our ability to utilize unlimited federal NOL carry forwards could be subject to a significant limitation if we were to undergo an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986, as amended.

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

New regulations related to conflict minerals may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our relationships with customers.

On August 22, 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure regulations for public companies that manufacture products that contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals, if these minerals are necessary to the functionality or production of the company’s products. These regulations require such issuers to report annually whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacture of semiconductor devices, including our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to ascertain the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

ITEM  1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

Our principal engineering, manufacturing and administrative facilities as of December 30, 2012, comprise approximately 2.7 million square feet and are located in the United States, Europe, Middle East and Asia. Over 2.5 million square feet of this space is in buildings we own in Sunnyvale, California; Austin, Texas; Penang, Malaysia; and Bangkok, Thailand. In October 2011, we sold our facility in Kuala Lumpur and consolidated its operations with our facility in Bangkok, which was completed in the second quarter of fiscal 2012. All of our other engineering and administrative facilities are leased. We lease approximately 163,000 square feet of office and warehouse space in Europe and Asia. Our Fab 25 facility in Austin, Texas is encumbered by liens securing our Senior Secured Term Loan facility and revolving credit facilities. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

Our facility leases have terms of generally one to five years. We currently do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy or replacing them with equivalent facilities.

ITEM 3.             LEGAL PROCEEDINGS

We are a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to such matters that are currently pending will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.            MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

On March 1, 2009, Spansion Inc., Spansion LLC, Spansion Technology LLC, Spansion International, Inc., and Cerium Laboratories LLC (collectively, the Debtors) each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the Chapter 11 Cases). On May 10, 2010 (the Emergence Date), the Debtors emerged from the Chapter 11 Cases, following the confirmation of the Plan of Reorganization.  Pursuant to the Plan of Reorganization in the Chapter 11 Cases, all outstanding shares of our Class A common stock outstanding prior to the Emergence Date were cancelled effective May 10, 2010. Our new Class A common stock issued in accordance with the Plan of Reorganization was initially listed on the New York Stock Exchange Amex LLC, or NYSE Amex, from May 18, 2010 to June 23, 2010. On June 23, 2010, the Class A common stock was transferred from the NYSE Amex to The New York Stock Exchange, or NYSE, under the symbol “CODE.” The following table sets forth the high and low per share sales prices for our new Class A common stock, as reported by the NYSE Amex and the NYSE, as applicable.

Fiscal Year Ended December 30, 2012	High	Low
Fourth Quarter	$13.82	$10.24
Third Quarter	$13.46	$9.42
Second Quarter	$12.62	$9.76
First Quarter	$13.45	$7.70

Fiscal Year Ended December 25, 2011	High	Low
Fourth Quarter	$14.46	$7.21
Third Quarter	$20.42	$12.52
Second Quarter	$21.02	$17.14
First Quarter	$21.60	$17.75

As of February 15, 2013, there were 701 holders of record of our Class A common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing sale price of our Class A Common Stock on February 15, 2013 was $11.79 per share.

We do not plan to pay dividends on shares of our Class A common stock in the foreseeable future and are currently prohibited from doing so in specific circumstances under agreements governing our borrowing arrangements.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Spansion under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from May 10, 2010 (the Emergence Date), including from May 18, 2010, (the date our Class A common stock commenced trading), through December 30,2012 of the cumulative total return for our Class A common stock (CODE), the NYSE Composite Index and the S&P Semiconductors Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NYSE Composite Index and the S&P Semiconductors Index assume reinvestment of dividends

ITEM 6.             SELECTED FINANCIAL DATA

The following summary historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The following table sets forth our selected financial data. Fiscal 2012 is a 53-week year. All other periods presented are fiscal years and include 52-weeks each.

			Year Ended December 26, 2010
	Successor (1)	Successor (1)	Successor (1)	Predecessor (1)	Predecessor (1)
	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009	Year Ended December 28, 2008
				(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$915,932	$1,069,883	$759,886	$324,914	$1,061,487	$1,630,573
Net sales to related party	-	-	4,801	78,705	349,166	651,230
Total net sales	915,932	1,069,883	764,687	403,619	1,410,653	2,281,803
Cost of sales	632,417	847,797	647,381	274,817	1,103,757	2,193,345
Gross profit	283,515	222,086	117,306	128,802	306,896	88,458
Other expenses:
Research and development	107,850	106,644	65,414	35,068	136,449	431,808
Sales, general and administrative	135,607	108,461	122,478	68,105	216,298	253,878
In-process research and development	-	-	-	-	-	10,800
Gain on sale of Kuala Lumpur land and building (2)	(28,434)	-	-	-	-	-
Restructuring charges (credits) (3)	5,650	12,295	-	(2,772)	46,852	11,161
Asset impairment charges (4)	-	-	-	-	12,538	1,652,622
Operating income (loss) before reorganization items	62,842	(5,314)	(70,586)	28,401	(105,241)	(2,271,811)
Interest and other income (expense) , net	4,688	3,954	175	(2,904)	4,038	5,200
Interest expense (5)	(30,147)	(33,151)	(24,180)	(30,573)	(50,976)	(105,536)
Gain on deconsolidation of subsidiary (6)	-	-	-	-	30,100	-
Income (Loss) before reorganization items and income taxes	37,383	(34,511)	(94,591)	(5,076)	(122,079)	(2,372,147)
Reorganization items	-	-	-	370,340	(391,383)	-
Income (loss) before income taxes	37,383	(34,511)	(94,591)	365,264	(513,462)	(2,372,147)
Provision for income taxes (7)	(12,999)	(21,037)	(2,101)	(1,640)	(597)	(62,865)
Net income (loss)	24,384	(55,548)	(96,692)	363,624	(514,059)	(2,435,012)
Less: Net income (loss) attributable to noncontrolling interest	(503)	338	-	-	-	-
Net income (loss) per common share	$24,887	$(55,886)	$(96,692)	$363,624	$(514,059)	$(2,435,012)

Basic	$0.41	$(0.91)	$(1.60)	$2.24	$(3.18)	$(15.69)
Diluted	$0.41	$(0.91)	$(1.60)	$2.24	$(3.18)	$(15.69)
Shares used in per share calculation:
Basic	59,984	61,338	60,479	162,439	161,847	155,162
Diluted	61,021	61,338	60,479	162,610	161,847	155,162

	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$313,897	$262,705	$354,273	$425,238	$116,387
Working capital (deficit)	481,512	395,565	439,972	553,023	(1,183,337)
Total assets	1,172,166	1,191,145	1,399,305	1,437,977	1,773,872
Long-term debt and capital lease obligations, including current portion, short term note, and notes payable to banks under revolving loans	416,295	449,399	454,909	64,150	1,442,782
Liabilities subject to compromise	-	-	-	987,127	-
Total stockholders’ equity (deficit)	$561,774	$522,541	$624,285	$(857,693)	$(450,647)

(1)	Please refer to Item 8. “Financial Statements and Supplementary Data – Note 18. Emergence from Chapter 11,” for an explanation of the basis of the ‘Successor’
and ‘Predecessor’ presentations. .
(2)	The gain of $28.4 million, net of selling expenses was recognized on the sale of our KL facility in the second quarter of fiscal 2012.
(3)	Commencing the fourth quarter of fiscal 2011, we initiated a restructuring plan to align the business with market conditions. Please refer to Note 14 for explanation of restructuring charges.
(4)
The asset impairment charge for fiscal 2009 includes pre-tax impairment on an equity investment and loan to an investee. The asset impairment charge for fiscal 2008 includes pre-tax impairment related to long-lived assets held for use of $1.6 billion, and impairment related to goodwill and intangible assets of $20.8 million and $53.5 million, respectively.

(5)	Contractual interest expense for the year ended December 27, 2009 was approximately $89.4 million.
(6)
The gain on deconsolidation of subsidiary represents the difference between the carrying value of our investment in and receivables from Spansion Japan immediately before deconsolidation and the estimated fair value of our retained non-controlling interest in Spansion Japan, which was zero then and as of December 27, 2009.

(7)
The provision for income taxes in fiscal 2009 includes a decrease of $457.9 million in valuation allowances against deferred tax assets in our Japanese subsidiary resulting from the deconsolidation of our Japanese subsidiary in March 2009. However, the decrease in the amount of deferred tax assets had no impact on the provision for income taxes since the deferred tax assets had a full valuation allowance. The provision for income taxes in fiscal 2008 includes of $64.5 million as a result of increase in valuation allowance associated with deferred tax assets of Spansion Japan because we did not believe it was more likely than not that these deferred tax assets would be realized in these jurisdictions.

 ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of December 30, 2012 and  December 25, 2011 and for the fiscal years ended December 30, 2012, December 25, 2011 and  December 26, 2010, which are elsewhere in this Annual Report on Form 10-K.

Executive Summary

We are a leading designer, manufacturer and developer of Flash memory semiconductors. We are focused on a portion of the Flash memory market that relates to high-performance and high-reliability memory solutions for microprocessors, controllers and other programmable semiconductors that run applications in a broad range of electronic systems. Our strategic emphasis centers on the embedded portion of the Flash memory market, which is generally characterized by long design and product life cycles, relatively stable pricing, more predictable supply-demand outlook and lower capital investments. These markets include transportation, industrial, computing, communications, consumer and gaming.

Within this embedded industry, we serve a well-diversified customer base through a differentiated, non-commodity, service-oriented model that strives to meet our customer’s needs for product performance, quality, reliability and service. Our Flash memory solutions are incorporated in products manufactured by leading original equipment manufacturers (OEMs). In many cases, embedded customers require products with a high level of performance, quality and reliability, specific feature sets and wide operating temperatures to allow their products to work in extreme conditions. Some embedded customers require product availability from suppliers for over a decade of production. We spent many years refining the product and service strategy to address these market requirements and deliver high-quality products that go into electronic applications in cars, airplanes, set top boxes, games, telecommunications equipment, smart meters and medical devices.

The majority of our NOR Flash product designs are based on our proprietary two-bit-per-cell MirrorBit® technology, which has a simpler cell architecture, higher yields and lower costs than competing floating gate NOR Flash memory technology. While we are most known for our NOR products, we are expanding our portfolio in the areas of NAND and programmable system solutions to broaden our customer engagement and bring differentiated products to embedded markets. Our products are designed to accommodate various voltage, interface and density requirements for a wide range of applications and customer platforms. Spansion NAND products are engineered specifically for embedded requirements.

In addition to Flash memory products, we generate revenue by licensing our intellectual property to third parties and assisting our customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

We were incorporated in Delaware in 2005. Our mailing address and executive offices are located at 915 DeGuigne Drive, Sunnyvale, California 94085, and our telephone number is (408) 962-2500. References in this report to “Spansion,” “we,” “us,” “our,” or the “Company” shall mean Spansion Inc. and our consolidated subsidiaries, unless the context indicates otherwise. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investor Relations section of our website, http://www.spansion.com, under “Financial Information” a link to our filings with the SEC.  We post our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other Senior Finance Executives, our Code of Business Conduct, which applies to all directors and all our employees, and the charters of our Audit, Compensation and Nominating and Corporate Governance committees under “Corporate Governance” on the Investor Relations section of our website. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report.

On March 1, 2009, Spansion Inc., Spansion LLC, Spansion Technology LLC, Spansion International, Inc., and Cerium Laboratories LLC (collectively, the Debtors) each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the Chapter 11 Cases). On May 10, 2010 (the Emergence Date), the Debtors emerged from the Chapter 11 Cases, following the confirmation of the Plan of Reorganization. For additional information see Note 18 of the Consolidated Financial Statements.

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

Revenue Recognition

We recognize revenue from product sales to OEMs when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured. We record reserves for estimated customer returns based on historical experience.

We sell directly to distributors under terms that provide for rights of return, stock rotation and price protection guarantees. Since we are unable to reliably estimate the resale price to our end customer and returns under the stock rotation rights to our distributors, we defer the recognition of revenue and related product costs on these sales as deferred income until the product is resold by our distributors to their end customers. We also sell some of our products to certain distributors under sales arrangements that do not allow for rights of return or price protection on unsold products. We recognize revenue on these sales when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured.

Rights of return are granted whereby we are obligated to repurchase inventory from a distributor upon termination of the distributor’s sales agreement with us. However, we are not required to repurchase the distributor’s inventory under certain circumstances such as the failure to return the inventory in saleable condition, or, we may only be required to repurchase a portion of distributor’s inventory, for example when distributor has terminated the agreement for its convenience.

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

A general price protection is granted to a distributor if we publicly announce a price reduction relating specifically to certain products, whereby the distributor is entitled to a credit equal to the difference between the price paid by the distributor and the newly announced price.

Price protection adjustments are provided to distributors solely for those products that: (i) are shipped to the distributor during the period preceding the price reduction announcement; (ii) are part of the distributor’s inventory at the time of the announcement; and (iii) are located at geographic territories previously authorized by us.

In addition, if we judge that a distributor demonstrates that it needs a price lower than the current published price list in order to secure an order from the distributor’s customers, we may, but we have no obligation to, grant the distributor a credit to offset the amount owed under our current published price. The distributor must submit the request for a reduction in price prior to the sale of products to its customer. If the request is approved and the sale occurs, the distributor must make a claim with the proof of resale to the end customers for a credit within a specified time period.

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of December 30, 2012 and December 25, 2011 are as follows:

	December 30, 2012	December 25, 2011
	(in thousands)
Deferred revenue	$23,533	$40,361
Less: deferred costs of sales	(14,850)	(22,559)
Deferred income on shipments (1)	$8,683	$17,802

(1)
The deferred income of $9.1 million and $18.2 million on the consolidated balance sheets as of December 30, 2012 and December 25, 2011 each included $0.5 million of deferred revenue related to our licensing revenue that was excluded in the table above, to separately illustrate the deferred income on product shipments.

Our distributors provide us with periodic data regarding the product, price, quantity, and end customer for products that are resold as well as the quantities of our products that they still have in stock. We reconcile distributors’ reported inventories to their activities.

We have licensed our patents to other companies and will continue to do so in the future. The terms and conditions of license agreements are highly negotiated and can vary significantly. Generally, however, when a license agreement requires the payment of royalties to Spansion, we recognize fixed payment amounts on the date they become due. For other agreements, we recognize revenue based on notification of the related sales from the licensees.

Estimates of Sales Returns and Allowances

We occasionally accept sales returns or provide pricing adjustments to customers who do not have contractual return or pricing adjustment rights. We record a provision for estimated sales returns and allowances on product sales in the same period that the related revenues are recorded, which impacts gross margin. We base these estimates on historical sales returns, allowances, and price reductions, market activity and other known or anticipated trends and factors. These estimates are subject to management’s judgment, and actual returns and adjustments could be different from our estimates and current provisions, resulting in an impact to our future revenues and operating results.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. We write off inventory that we consider obsolete and adjust remaining specific inventory balances to approximate the lower of our standard manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. If we anticipate future demand or market conditions to be less favorable than our previous projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the write-down is made. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventory that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

Stock-Based Compensation Expense

Stock-based compensation is estimated at the grant date based on the fair value of the stock award and is recognized as expense using the straight-line amortization method over the requisite service period. For performance-based stock awards, the expense recognized is dependent on the probability of the performance measure being achieved. We utilize forecasts of future performance to assess these probabilities and this assessment requires considerable judgment. We estimate the grant date fair value of our stock-based awards using the Black-Scholes option pricing model, which requires the use of inputs like expected volatility, expected term, expected dividend yield, and expected risk-free rate of return.

We estimate volatility based on our recent historical volatility and the volatilities of our competitors who are in the same industry sector with similar characteristics (guideline companies) because of the lack of historical realized volatility data on our stock price. We have used the simplified calculation of expected term since our emergence from Chapter 11 bankruptcy (the Chapter 11 Cases, defined further below) and continue to use this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options since our emergence from the Chapter 11 Cases. If we determined that another method used to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for stock-based awards could change significantly. Higher volatility and longer expected lives result in a higher fair value of the stock award at the date of grant.

In addition, we are required to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. ASC 718 Compensation-Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive our best estimate of awards ultimately expected to vest. We estimate forfeitures based on historical experience related to our own stock-based awards granted following emergence from the Chapter 11 Cases in May 2010.

We anticipate that these estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes

In determining taxable income for financial statement reporting purposes, we make estimates and judgments. These estimates and judgments are applied in the calculation of specific tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. Unless recovery of these deferred tax assets is considered more likely than not, we increase our provision for taxes by recording a charge to income tax expense, in the form of a valuation allowance against those deferred tax assets for which we do not believe it is more likely than not they will be realized. We consider past performance, future expected taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

In addition, the calculation of our tax liabilities involves the application of complex tax rules and the potential for future adjustments by the relevant tax jurisdiction. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result.

In determining the financial statement effects of an unrecognized tax position, we determine when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. In this determination, we assume that the position will be examined by a taxing authority that has full knowledge of all relevant information, and will be resolved in the court of last resort. The more likely than not recognition threshold means that no amount of tax benefits may be recognized for a tax position without a greater than 50% likelihood that it will be sustained upon examination.

 Goodwill

We review goodwill for impairment at least annually in the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. We adopted November 30th as the date of the annual impairment test.

In September 2011, the Financial Accounting Standards Board (FASB) issued guidance that was intended to reduce the complexity and costs of testing for goodwill impairment by allowing an entity the option to make a qualitative evaluation about the likelihood of impairment to determine whether it should calculate the fair value of a reporting unit. The guidance provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We adopted this guidance in fiscal 2012. We have a single reporting unit. Our fair value was substantially in excess of the carrying amount based on the quantitative assessment of goodwill that we performed in fiscal 2011. There have been no triggering events or changes in circumstances since that quantitative analysis to indicate that our fair value would be less than our carrying amount. We performed a qualitative assessment of goodwill in fiscal 2012 and concluded that it was more likely than not that our fair value of Company exceeded the carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: (i) change in the industry and competitive environment; (ii) market capitalization; (iii) stock price; and (iv) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. Based on the foregoing, the first and second steps of the goodwill impairment test were unnecessary for fiscal 2012 and goodwill was not impaired as of December 30, 2012.

Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets

We will consider quarterly whether indicators of impairment relating to the long-lived assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset, significant changes in the extent or manner in which an asset is used or an adverse change in our overall business climate. If these or other indicators are present, we test for recoverability of the intangible asset by determining whether the estimated undiscounted cash flows attributable to the asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the asset over its fair value.

We recorded in-process research and development of approximately $43.0 million in the second quarter of fiscal 2010 in connection with fresh start accounting. Intangible assets include projects that have not reached technological feasibility and have no alternative future use at the time of the valuation. These projects related to the development of process technologies to manufacture flash memory products based on 65 nanometer process technology and primarily include certain new products from the GL and FL product families. As of December 30, 2012, 100% of these projects had reached technological feasibility and we transferred these to developed technology and began amortization of these balances.

Estimates Relating to Litigation Reserve

Upon emergence from the Chapter 11 cases and as part of fresh start accounting, we adopted our litigation reserve policy whereby we record our estimates of litigation expenses to defend ourselves against legal proceedings over the course of a reasonable period of time, currently estimated at twelve months in accordance with the provisions of ASC 450 Contingencies. Considerable judgment is necessary to estimate these costs and an accrual is made when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

New Accounting Pronouncements

In June 2011, the FASB issued an amendment to its guidance regarding the presentation of comprehensive income. The amended guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB further modified the guidance by deferring until further notice the requirement of presenting the effects of reclassification adjustments on accumulated other comprehensive income as both components of net income and of other comprehensive income. This guidance is effective on a retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance beginning in the first quarter of fiscal 2012 did not have any material impact on our financial position, results of operations or cash flows as it only impacted the presentation of the financial statements. We have opted to present this information in two separate but consecutive statements.

In September 2011, the FASB issued an amendment to the guidance regarding the testing of goodwill for impairment. For additional information regarding this amendment, see Note 6 of the Consolidated Ffinancial Statements.

In December 2011, the FASB issued an accounting standard update requiring enhanced disclosure about certain financial instruments and derivative instruments that are offset in the balance sheet or subject to enforceable master netting arrangement or similar arrangement. The disclosure requirement becomes effective retrospectively in the first quarter of our fiscal year ending December 28, 2014. We do not expect the requirement will have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.

Results of Operations

          Upon emergence from the Chapter 11 Cases on May 10, 2010 (the Emergence Date), we adopted fresh start accounting in accordance with ASC 852. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements on or after May 10, 2010 are not comparable with the consolidated financial statements prior to that date. Due to fresh start accounting, it is not appropriate to combine the Predecessor and Successor periods for fiscal 2010 for purposes of comparison with other periods. As a result, we have prepared pro forma statements in accordance with Article 11 of Regulation S-X for the twelve months ended December 26, 2010, which reflect the impact of only the transactions that have had significant impact on comparability. These pro forma statements were used to provide a comparison to the fiscal year ended December 25, 2011.

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated financial information for the twelve months ended December 26, 2010 gives effect to (i) the Plan of Reorganization and emergence from the Chapter 11 Cases and the application of fresh start accounting on May 10, 2010 and (ii) the issuance of our 7.875% Senior Notes due 2017 (the Senior Notes). The information has been derived by the application of pro forma adjustments to the condensed consolidated financial statements.

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

We believe that the presentation of the unaudited pro forma condensed consolidated financial information makes it easier for investors to compare current and historical periods’ operating results and that it assists investors in comparing our performance across reporting periods on a consistent basis by making the adjustments as described in more detail below. However, the unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been reported had the Plan of Reorganization and emergence from the Chapter 11 Cases and the application of fresh start accounting and the issuance of the Senior Notes in fact occurred on the first day of the respective period presented for the unaudited  pro forma  consolidated statement of operations, or indicative of our future results. In addition, our historical consolidated financial statements will not be comparable to our financial statements following emergence from the Chapter 11 Cases due to the effects of the consummation of the Plan of Reorganization as well as adjustments for fresh start accounting. See “Adjustments Relating to Fresh Start Accounting” below for further information.

 Adjustments Relating to Fresh Start Accounting

The “Fresh Start” column of the unaudited pro forma condensed consolidated statement of operations gives effect to adjustments relating to fresh start accounting pursuant to ASC 852. In accordance with ASC 852, if the reorganization value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity, the entity shall adopt fresh start accounting upon its emergence from Chapter 11. The loss of control contemplated by a reorganization plan must be substantive and not temporary. That is, the new controlling interest must not revert to the stockholders existing immediately before the plan was filed or confirmed. We concluded that we met the criteria under ASC 852 to adopt fresh start accounting upon emergence from the Chapter 11 Cases on May 10, 2010.

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

Adjustments Relating to the Financing

The “Financing” column in the unaudited pro forma condensed consolidated statement of operations gives effect to the repayment of $195.6 million of the original $450.0 million amount borrowed under our Senior Secured Term Loan (the Term Loan) using the proceeds from the Senior Notes. The effect of this pro forma adjustment will be lower interest expense as a result of the settlement of the Senior Secured Floating Rate Notes (the FRNs) and lower finance charges due to the write-off of debt financing costs upon emergence from the Chapter 11 Cases.

For additional information regarding adjustments relating to this financing, see Note 4 to the unaudited pro forma condensed consolidated financial information.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

for the Twelve Months Ended December 26, 2010

(in thousands)

	Historical		Adjustments		Pro Forma
	Period from December 28, 2009 to May 10, 2010	Period from May 11, 2010 to December 26, 2010	Fresh Start	Financing	Period from December 28, 2009 to December 26, 2010

Net sales (1)	$324,914	$759,886	-	-	$1,084,800
Net sales to related parties	78,705	4,801	-	-	83,506
Total net sales	403,619	764,687	-	-	1,168,306

Cost of sales (1), (2), (3)	274,817	647,381	42,824	-	965,022
Research and development (3)	35,068	65,414	384	-	100,866
Sales, general and administrative (3)	68,105	122,478	446	-	191,029
Restructuring credits	(2,772)	-	-	-	(2,772)
Operating income (loss) before reorganization items	28,401	(70,586)	(43,654)	-	(85,839)

Other income (expense):
Interest and other income (expense), net	(2,904)	175	1,988	-	(741)
Interest expense (4)	(30,573)	(24,180)	11,144	5,165	(38,444)
Loss before reorganization items and income taxes	(5,076)	(94,591)	(30,522)	5,165	(125,024)
Reorganization items	370,340	-	-	-	370,340
Income (loss) before income taxes	365,264	(94,591)	(30,522)	5,165	245,316
Provision for income taxes (5)	(1,640)	(2,101)	-	-	(3,743)
Net income (loss)	$363,624	$(96,692)	$(30,522)	$5,165	$241,573

Net income (loss) per share (6):
Basic	$2.24	$(1.60)	-	-	$4.02
Diluted	$2.24	$(1.60)	-	-	$3.95

Shares used in per share calculation:
Basic	162,439	60,479	-	-	60,045
Diluted	162,610	60,479	-	-	61,205

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

(4)
On February 9, 2010, we borrowed $450 million pursuant to the Term Loan. The proceeds of the Term Loan, together with cash proceeds from other sources of cash available to us, were used in full to partially discharge the remaining balance of claims relating to the FRNs. See Note 9 of the Consolidated Financial Statements for further details.

On November 9, 2010, we completed an offering of $200 million aggregate principal amount of the Senior Notes, resulting in net proceeds of approximately $195.6 million after related offering expenses. These proceeds were used to pay down amounts outstanding under our Term Loan.

The “Financing” column in the unaudited pro forma condensed consolidated statement of operations gives effect to the repayment of $195.6 million of the original $450 million Term Loan, using the proceeds from the Senior Notes. The effect of this pro forma adjustment will be a lower interest and financing charge as a result of issuing debt with a lower rate of interest and utilizing the proceeds from the Senior Notes to partially pay down existing higher-interest debt. The lower interest expense is reflected in the unaudited pro forma condensed consolidated statement of operations for the twelve months ended December 26, 2010 because it is recurring in nature.

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
(c)
$195.6 million of the original $450 million Term Loan was paid down from the proceeds of the $200 million Senior Notes effective as of December 28, 2009, which was the beginning of pro forma fiscal 2010. Additionally, a prepayment penalty charge of approximately $2.0 million was incurred in fiscal 2010 due to the early pay down of the Term Loan; and

(d)
The effective interest rates of 6.50% and 7.875% on $250 million of the Term Loan and the $200 million Senior Notes, respectively, were effective throughout the unaudited pro forma condensed consolidated statement of operations for fiscal 2010.

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

The following is a summary and analysis of our net sales, gross margin, operating expenses, interest and other income (expense), net, interest expense, reorganization items and income tax provision for actual fiscal 2012, actual fiscal 2011 and pro forma fiscal 2010.

	Year Ended December 30, 2012	Year Ended December 25, 2011	Pro forma for the Fiscal Year Ended December 26, 2010
	(in thousands, except for percentages)
Total net sales	$915,932	$1,069,883	$1,168,306
Cost of sales	$632,417	$847,797	$965,022
Gross profit	$283,515	$222,086	$203,284
Gross margin	31%	21%	17%
Research and development	$107,850	$106,644	$100,866
Sales, general and administrative	$135,607	$108,461	$191,029
Net gain on sale of KL land and building	$(28,434)	$-	$-
Restructuring charges (credits)	$5,650	$12,295	$(2,772)
Operating income (loss)	$62,842	$(5,314)	$(85,839)
Interest and other income (expense), net	$4,688	$3,954	$(741)
Interest expense	$(30,147)	$(33,151)	$(38,444)
Reorganization items	$-	$-	$370,340
Provision for income taxes	$(12,999)	$(21,037)	$(3,743)

Net Sales

Total net sales decreased by $154.0 million from $1,069.9 million in fiscal 2011 to $915.9 million in fiscal 2012. The decrease was primarily due to $152.5 million reduction in wireless sales and to a lesser extent, a reduction in sales in the Asia Pacific region. The global semiconductor market declined in 2012 due to the slow economic growth in developed markets and cautious consumer and enterprise spending.

Total net sales decreased by $98.4 million from pro forma total net sales of $1,168.3 million in fiscal 2010 to $1,069.9 million in fiscal 2011 primarily due to a $179.5 million reduction in wireless sales and lower sales in the Asia Pacific region. Wireless sales declined as a result of a rapid product transition by wireless customers to mid- and low-density serial NOR products that we do not offer. This decrease was partially offset by $31.3 million of Samsung license revenue recognized in the third and fourth quarters of fiscal 2011 in connection with a patent litigation settlement and $49.9 million attributable to a reduced impact of fresh start accounting-related adjustments relating to deferred revenue lost in fiscal 2010.

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

Gross Profit

Our gross profit increased by $61.4 million from $222.1 million in fiscal 2011 to $283.5 million in fiscal 2012. The increase was mainly due to improved internal fabrication facility utilization and efficiencies from the consolidation of our two assembly, and test operations in Asia following the closure of our Kuala Lumpur (KL), Malaysia facility. In addition, fiscal 2011 gross margins were adversely impacted by the residual effect of fresh start related inventory write-up amortization, $28.0 million relating to the write down of wireless inventory and $15.8 million impairment of wireless related assets. We did not have similar charges in fiscal 2012.

Our gross profit increased by $18.8 million from pro forma gross margin of $203.3 million in fiscal 2010 to $222.1 million in fiscal 2011. This increase was due to $83.0 million of reduced impact of fresh start accounting-related adjustments relating to higher depreciation, inventory write down and amortization of inventory markup which occurred in fiscal 2010, $31.3 million of Samsung license revenue recognized in the third quarter and fourth quarters of fiscal 2011 in connection with a patent litigation settlement and $26.5 million from operating efficiencies in factory utilization. The above increase is offset by a decrease of $78.2 million relating to lower product revenues due to a reduction in wireless sales and sales in Asia Pacific markets, and $28.0 million relating to the write down of wireless inventory and $15.8 million impairment of wireless related assets.

For fiscal 2010, gross margin in the Successor period, which was impacted by the fresh start accounting adjustments, was 15%, while the gross margin in the Predecessor period was 32%.  The fresh start accounting-related adjustments for the Successor included amortization of approximately $90.2 million of inventory mark-up, a charge of approximately $64.6 million on higher valuation of fixed assets and a decrease in revenues due to the elimination of deferred revenue.  The overall decrease in the Successor’s gross margin was partially offset by lower expenses resulting from operating efficiencies in factory utilization, a product mix shift from wireless products to higher margin embedded products and better pricing from suppliers.

Research and development

Our research and development, or R&D, expenses increased by $1.3 million from $106.6 million in fiscal 2011 to $107.9 million in fiscal 2012.  The increase was mainly due to $10.4 million of higher employee compensation and benefits and $1.7 million higher development charges primarily relating to NAND development. The increase was partially offset by the non-recurrence in fiscal 2012 of certain R&D charges incurred in fiscal 2011 including $7.2 million of asset impairment charges relating to R&D tools and equipment held for sale after the closure of our Sub-Micron Development Center (SDC) located in Sunnyvale, California and $1.7 million of technical support charges. In addition, our material costs for R&D projects were $1.3 million lower in 2012 and depreciation was $1.0 million lower due to the diminishing impact of fresh start accounting-related adjustments in fiscal 2012.

Our R&D expenses increased by $5.7 million from pro forma R&D expense of $100.9 million in fiscal 2010 to $106.6 million in fiscal 2011. The increase in R&D expenses was attributable to approximately $5.7 million of net impairment charges relating to R&D tools and equipment held for sale after closing the SDC and a $6.6 million increase in labor costs due to higher headcount and employee stock-based compensation expense in fiscal 2011, partially offset by reduced employee incentive compensation and benefit expenses of approximately $6.8 million in fiscal 2011.

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

Sales, general and administrative

Our sales, general and administrative, or SG&A, expenses increased by $27.1 million from $108.5 million in fiscal 2011 to $135.6 million in fiscal 2012. In fiscal 2011 SG&A expenses were reduced by a $23.4 million net reduction in litigation reserves primarily as a result of settlement of the Samsung patent litigation. There was no comparable reduction in fiscal 2012. In addition, employee compensation and benefits expenses in fiscal 2012 were higher by $7.8 million due to annual salary adjustments, higher incentive compensation and increased stock based compensation. The increase was partially offset by $4.5 million due to lower depreciation and building allocation charges from the diminishing impact of fresh start accounting-related adjustments.

Our SG&A expenses decreased by $82.6 million from pro forma SG&A expenses of $191.0 million in fiscal 2010 to $108.5 million in fiscal 2011. The decrease was primarily due to lower litigation expense of $72.6 million in fiscal 2011, resulting from a litigation reserve increase of $45.9 million in fiscal 2010 relating to the Samsung patent litigation, and elimination of the reserve balance of $26.7 million in the second quarter of fiscal 2011 due to resolution of that dispute. SG&A expenses were also lower due to a reduction of $3.3 million in information technology expenses due to data center migration in fiscal 2011, and a reduction in operating expenses of $4.2 million relating to building costs, supplies, repair, employee training and development.

For fiscal 2010, SG&A expenses for the Successor were $122.5 million, which included, among other items, approximately $49.3 million of labor costs, $51.1 million of expenses relating to outside service providers and $14.5 million of building and other allocated operating expenses.

For fiscal 2010, SG&A expenses for the Predecessor were $68.1 million, which included, among other items, approximately $25.9 million of labor costs, $25.1 million of expenses relating to outside service providers and $6.6 million of building and other allocated operating expenses.

Net Gain on Sale of Land and Building in KL

We recognized a gain of $28.4 million, net of selling expenses, on the sale of the KL facility, in the second quarter of fiscal 2012. There was not a similar transaction in fiscal 2011.

 Restructuring Charges

We initiated a restructuring plan (the 2011 Restructuring Plan) in the fourth quarter of fiscal 2011 as part of a company-wide cost saving initiative aimed at reducing operating costs in response to the global economic challenges and a rapid change in the China wireless handset market. The 2011 Restructuring Plan encompassed the consolidation of two test and assembly manufacturing operations in Asia and resulted in the closure of our KL, Malaysia facility at the end of the first quarter of fiscal 2012.

Restructuring charges decreased by $6.6 million from $12.3 million in fiscal 2011 to $5.7 million in fiscal 2012. Restructuring charges in fiscal 2012 were mainly comprised of $7.9 million of asset relocation and impairment charges relating to the closure of our KL facility and $1.9 million of severance and employee related costs, offset by a $1.9 million gain on the sale of equipment in the KL facility, a $1.9 million gain on sale of equipment in Thailand, all of which related to the 2011 Restructuring Plan.

Restructuring charges recorded in fiscal 2011 were mainly comprised of $11.7 million of severance pay and benefits relating to the 2011 Restructuring Plan.

For fiscal 2010, there were no restructuring charges in the Successor period. There was a $2.8 million restructuring credit in the Predecessor period which was primarily due to approximately $1.4 million of employee severance charges, $6.5 million of fixed asset relocation, depreciation and disposal charges, which were offset by approximately a $10.7 million gain on sale of fixed assets and sale of our Suzhou, China plant. All of these charges and credits related to the restructuring plan initiated in 2009 (the 2009/10 Restructuring Plan).

Interest and Other Income (Expense), net

Interest and other income (expense) increased by $0.7 million from $4.0 million in fiscal 2011 to $4.7 million in fiscal 2012. The increase was mainly due to the release of the claims reserve of $4.0 million as a result of the settlement of a bankruptcy claim in the fourth quarter of fiscal 2012 and $1.1 million of gain from liquidation of previously impaired auction rate securities.  The above increase was offset by $1.4 million of higher preferential claim receipts during fiscal 2011 as compared to fiscal 2012, $1.1 million of higher fees incurred on the amendment of the Term Loan in the fourth quarter of fiscal 2012 as compared to the amendment done in the second quarter of fiscal 2011, and a $0.9 million increase in realized and unrealized loss on foreign currency transactions in fiscal 2012.

Interest and other income (expense) increased by $4.7 million from pro forma interest and other expense of $0.7 million in fiscal 2010 to interest and other income of $4.0 million in fiscal 2011. The increase was mainly due to $3.0 million impairment charges on certain equity investments in privately held companies recognized in fiscal 2010, compared to no such charge in fiscal 2011 and $1.8 million higher preferential claim payments received during fiscal 2011 compared to fiscal 2010.

For fiscal 2010, interest and other income (expense), was an expense of $0.2 million in the Successor period and $2.9 million in the Predecessor period, which primarily consisted of approximately $3.0 million in impairment charges on certain investments in privately held companies.

Interest Expense

Our interest expense decreased by $3.1 million from $33.2 million in fiscal 2011 to $30.1 million in fiscal 2012. The decrease was due to $1.8 million lower interest expense on the Term Loan as a result of continued principal repayments, both scheduled payments and prepayments amounting to $30.4 million made in fiscal 2012 and a $1.2 million reduction in loss on interest rate swaps relating to the Term Loan.

Our interest expense decreased by $5.3 million from pro forma interest expense of $38.4 million in fiscal 2010 to $33.2 million in fiscal 2011. Approximately $2.4 million of the decrease was due to a lower interest rate and reduced balance of the Term Loan in fiscal 2011, $1.7 million mainly due to renegotiation of license and software contracts and $0.8 million due to reduction in interest on capital leases as a result of lease buy-outs in fiscal 2011.

The average interest rate on our debt portfolio for fiscal 2012 and 2011 was 6.21% and 6.51% respectively. The pro forma average interest rate on our debt portfolio was 7.01% in fiscal 2010.

Reorganization items

There were no reorganization items for fiscal 2012 and 2011.

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

Provision for Income Taxes

We recorded income tax expense of $13.0 million in fiscal 2012 and $21.0 million in fiscal 2011. We recorded income tax expense of $2.1 million for the Successor period and $1.6 million for the Predecessor period in fiscal 2010.

Income tax expense recorded for fiscal 2012 differs from the income tax expense that would be derived by applying a U.S. statutory 35% to the income before income taxes due to our ability to benefit from U.S. operating losses, and income that was earned and tax effected in foreign jurisdictions with different tax rates. The income tax expense includes $4.1 million related to withholding tax on Samsung licensing revenue.

Income tax expense recorded for fiscal 2011 differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35% to the loss before income taxes primarily due to our inability to benefit from U.S. operating losses due to a lack of a history of earnings, and income that was earned and tax effected in foreign jurisdiction with different tax rates. The income tax expense includes a $2.8 million correction for uncertain tax positions of our foreign locations for the Successor period in fiscal 2011 and $5.2 million related to withholding tax on Samsung licensing revenue.

Income tax expense recorded for the Successor period differs from the benefit for income taxes that would be derived by applying a U.S. statutory 35% to the loss before income taxes primarily due to our inability to benefit from U.S. operating losses due to lack of a history of earnings and income that was earned and tax effected in foreign jurisdictions with different tax rates.

Income tax expense recorded for the Predecessor period differs from the income tax expense that would be derived by applying a U.S. statutory 35% to the income before income taxes primarily due to the exclusion of cancellation of debt income as taxable income, our inability to benefit from U.S. operating losses after exclusion of cancellation of debt income due to a lack of history in earnings, and income that was earned and tax effected in foreign jurisdictions with different tax rates.

        As of December 30, 2012, we recorded a valuation allowance of approximately $325.4 million against our U.S. deferred tax assets, net of deferred tax liabilities. This valuation allowance offsets all of our net U.S. deferred tax assets.  As of December 30, 2012, we also recorded valuation allowances of approximately $1.0 million against various foreign deferred tax assets for which we do not believe it is  more likely than not that they will be realized.

         During the first quarter of 2011, we identified certain errors totaling $9.2 million related to adjustments at Fresh Start and uncertain income tax positions taken in some of our foreign locations affecting Predecessor periods. We assessed the errors and concluded that such errors were not material to those periods. Accordingly, the correction of the adjustments on our Fresh Start date and for Predecessor periods were recorded as adjustments to increase liabilities and Goodwill.

Contractual Obligations

The following table summarizes our contractual obligations at December 30, 2012. The table is supplemented by the discussion following the table.

	Total	2013	2014	2015	2016	2017	2018 and Beyond
	(in thousands)

Senior Secured Term Loan	$218,789	$5,769	$2,244	$2,244	$2,244	$2,805	$203,483
Senior Notes	200,000	-	-	-	-	200,000	-
Interest expense on Debt	145,899	25,416	27,044	26,925	26,835	29,364	10,315
Other long term liabilities (1)	7,994	-	5,656	2,083	210	45	-
Operating leases	11,801	4,848	3,456	1,845	1,432	220	-
Unconditional purchase commitments (2)	114,112	36,267	21,306	28,399	28,140	-	-
Total contractual obligations (3)	$698,595	$72,300	$59,706	$61,496	$58,861	$232,434	$213,798

(1)	The other long term liabilities mainly comprise of payment commitments under long term software license agreements with vendors and asset retirement obligations.

(2)
Unconditional purchase commitments (UPCs) include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. A majority of these commitments relate to inventory purchases. UPCs exclude agreements that are cancelable without a penalty. The foundry agreement with Fujitsu stipulates a minimum wafer purchase commitment in Japanese Yen. The commitment was translated into United States Dollars as of December 30, 2012, and is subject to currency fluctuations over the term of the foundry agreement.

(3)
As of December 30, 2012, the liability for uncertain tax positions was $18.3 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Senior Secured Term Loan

On February 9, 2010, Spansion LLC, our wholly owned operating subsidiary, borrowed $450 million under a Senior Secured Term Loan facility (the Term Loan) pursuant to which we incurred financing points, fees to the arrangers and legal costs of approximately $11.1 million, which were charged to interest expense in the Predecessor. In addition, we paid the lenders approximately $10 million of financing fees upon the release of Term Loan funds from escrow.

During the third quarter of fiscal 2010, Spansion LLC entered into a hedging arrangement with a financial institution to hedge the variability of interest payments on the Term Loan attributable to fluctuations in the LIBOR benchmark interest rate. We entered into a $250 million interest rate swap under which we pay the independent swap counterparty a fixed rate of 2.42% and, in exchange, the swap counterparty pays us an interest rate equal to the floor rate of 2% or three-month LIBOR, whichever is higher. These swap agreements effectively fixed the interest rate at 7.92% through 2013 for the $250 million of the Term Loan.

On November 9, 2010, Spansion LLC amended the Term Loan agreement to include among other things, provisions allowing issuance of the $200 million Senior Notes, reducing interest rates, removing the requirement to maintain interest rate hedging arrangements and amending certain of its financial covenants.  Due to the amendment of the Term Loan, the critical terms of the swap and the Term Loan were no longer matched and the hedge was rendered ineffective. As a result, the hedge has been de-designated as a cash flow hedge in accordance with ASC Topic 815 Derivatives and Hedging, and the mark-to-market of the swap has been reported as a component of Interest expense beginning in the fourth quarter of fiscal 2010. See Note 13 to the Consolidated Financial Statements for further details.

On May 12, 2011, Spansion LLC further amended the Term Loan to reduce the margin on base rate loans from 3.75% per annum to 2.50% per annum, to reduce the margin on Eurodollar rate loans from 4.75% per annum to 3.50% per annum, and to reduce the LIBOR floor on Eurodollar rate loans from 1.75% to 1.25%, effective as of May 16, 2011. We incurred a $2.5 million re-pricing penalty associated with the amendment of the Term Loan which was capitalized as a discount to the Term Loan in accordance with the guidance under ASC Topic No. 470, Debt.

On December 13, 2012, Spansion LLC again amended the Term Loan, giving it the ability to add incremental term loans in an aggregate amount for all such increases not to exceed (a) $100 million less the aggregate amount of incremental facilities under the Revolving Credit Facility and (b) an additional amount if, after giving effect to the incurrence of such additional amount, Spansion LLC is in compliance with a senior secured leverage ratio of 2.75:1.00.  On the closing date of the December 2012 amendment to the Term Loan (the Term Loan Facility), Spansion LLC paid the lenders an upfront fee of approximately $1.1 million.

  The Term Loan Facility has a six year maturity (December 13, 2018), provided that if Spansion LLC’s Senior Notes due 2017 are not refinanced or exchanged for debt with a maturity date later than the maturity date of the Term Loan Facility or otherwise redeemed or retired in full, in each case prior to May 15, 2017, the Term Loan Facility will mature on May 15, 2017. The Term Loan Facility amortizes in equal quarterly installments aggregating 1.0% per annum of the face value of $218.8 million.

          The Term Loan Facility is secured by a first priority security interest in, among other items, (i) all equity interests of Spansion Technology LLC, Spansion LLC and each of its direct and indirect domestic subsidiaries, and certain intercompany debt, (ii) all present and future tangible and intangible assets of Spansion LLC and its direct and indirect domestic subsidiaries, and (iii) all proceeds and products of the property and assets described in (i) and (ii). The collateral described in the foregoing sentence also secures the 2012 Revolving Credit Facility described below and certain hedging arrangements on an equal priority basis.

           Spansion LLC may elect that the loans under the Term Loan Facility bear interest at a rate per annum equal to (i) 3.00% per annum plus the highest of (a) the prime lending rate, and (b) the Federal Funds rate plus 0.50%; or (ii) 4.00% per annum plus a 1-month, 3-month, or 6-month LIBOR rate (or 9-month and 12-month LIBOR rate with the consent of all the lenders), subject to a 1.25% floor. The default rate is 2.00% above the rate otherwise applicable.

            The Term Loan Facility may be optionally prepaid at any time without premium, provided that, prior to the first anniversary of the closing date of the Term Loan Facility, a prepayment premium of 1% will be applied to any prepayment or refinancing of any portion of the Term Loan Facility in connection with Spansion LLC’s incurrence of debt with a lower interest rate or any amendment to the Term Loan Facility that has the effect of reducing the effective yield. The Term Loan Facility is subject to mandatory prepayments in an amount equal to: (a) 100% of the net cash proceeds from the sale or other disposition of all or any part of the assets or extraordinary receipts of Spansion Inc. or any of its subsidiaries, in excess of $10 million per fiscal year, respectively, subject to certain reinvestment rights, (b) all casualty and condemnation proceeds received by Spansion Inc. or any of its subsidiaries in excess of $10 million individually or in an aggregate amount, subject to certain reinvestment rights, (c) 50% of the net cash proceeds received by Spansion Inc. or any of its subsidiaries from the issuance of debt after the closing date of the Term Loan Facility (other than certain permitted indebtedness) and (d) 50% of excess cash flow of Spansion Inc. and its subsidiaries, or 25%, if Spansion LLC has a leverage ratio of 2.5 to 1.0 or less, respectively. Voluntary prepayments will be applied to the remaining scheduled principal repayment installments of the Term Loan Facility on a pro-rata basis while mandatory prepayments will be applied to remaining scheduled amortization as directed by Spansion LLC.

           Under the Term Loan Facility, we are subject to a number of covenants, including limitations on (i) liens and further negative pledges, (ii) indebtedness, (iii) loans and other investments, (iv) mergers, consolidations and acquisitions, (v) sales, transfers and other dispositions of assets, (vi) and dividends and other distributions subject to a $50 million general restricted payment basket and an additional builder basket resulting from excess cash flow and certain proceeds.

As of December 30, 2012, we were in compliance with all of the Term Loan Facility’s covenants.

2010 Revolving Credit Facility

On May 10, 2010, we entered into a revolving credit facility agreement (the 2010 Revolving Credit Facility) with Bank of America and other financial institutions, which provided up to $65 million to supplement our working capital. The 2010 Revolving Credit Facility limited borrowing to 85% of eligible accounts receivable and 25% of ineligible receivables subject to a cap of $10 million, net of reserves. The 2010 Revolving Credit Facility was subject to a number of covenants including a fixed charge coverage ratio of 1.00 to 1.00 when qualified cash and availability under the facility is below $60 million.

On November 9, 2010, we amended the Loan and Security Agreement with the lenders under the 2010 Revolving Credit Facility to include, among other things, allowing for the issuance of the $200 million Senior Notes and increasing the reporting trigger threshold from less than $60 million of availability and qualified cash to $80 million and the covenant trigger threshold from less than $40 million of availability and qualified cash to $60 million.

On May 12, 2011, we amended the 2010 Revolving Credit Facility in a manner similar to the Term Loan.

On August 15, 2011, we amended the 2010 Revolving Credit Facility.  The amendment included, among other changes, a reduction of the commitment from $65 million to $40 million, a reduction in the interest rate by 0.75% and a reduction in the frequency of certain reporting requirements from monthly to quarterly.

On December 13, 2012, we voluntarily terminated the 2010 Revolving Credit Facility and all outstanding fees and expenses due were paid off at termination.

2012 Revolving Credit Facility

On December 13, 2012, we entered into the Revolving Credit Agreement (the 2012 Revolving Credit Facility) with Morgan Stanley Bank, N.A. and other financial institutions.

The 2012 Revolving Credit Facility consists of an aggregate principal amount of $50 million, with up to $25 million available for issuance of letters of credit and up to $15 million available as a swing line sub-facility. The size of the commitments under the 2012 Revolving Credit Facility may be increased in an aggregate amount for all such increases not to exceed (a) $230 million less the aggregate amount of incremental facilities under the Term Loan Facility plus (b) an additional $50 million if, after giving effect to the incurrence of such additional amount, Spansion LLC is in compliance with a senior secured leverage ratio of 2.75:1.00. The 2012 Revolving Credit Facility has a five year maturity (December 13, 2017).

There is no amortization of loans drawn under the 2012 Revolving Credit Facility. Drawings in respect of any letter of credit will be reimbursed by Spansion LLC on the same business day. To the extent such drawings are not reimbursed on the same business day, the drawing converts to a revolving loan. No drawings were made on the closing date of the 2012 Revolving Credit Facility.

           Spansion LLC may elect that the loans under the 2012 Revolving Credit Facility bear interest at a rate per annum, equal to (i) a rate per annum as set forth under “Revolver Base Rate Loans” in the grid below plus the highest of (a) the prime lending rate, (b) the Federal Funds rate plus 0.50%, and (c) the LIBOR rate for an interest period of one-month plus 1.00%; or (ii) a rate per annum as set forth under “Revolver LIBOR Loans” in the grid below plus a 1-month, 3-month, or 6-month LIBOR rate (or 9-month and 12-month LIBOR rate with the consent of all the lenders). The default rate is 2.00% above the rate otherwise applicable.

Leverage Ratio	Revolver LIBOR Loans	Revolver Base Rate Loans
> 2.00:1.00	2.50%	1.50%
≤ 2.00:1.00	2.25%	1.25%

On the closing date of the 2012 Revolving Credit Facility, Spansion LLC paid each lender an upfront fee in an amount equal to 0.375% of the commitment amount of such lender. Spansion LLC is also liable for a per annum unused commitment fee according to the leverage ratio below payable (i) quarterly in arrears and (ii) on the date of termination or expiration of the commitments.

Leverage Ratio	Unused Commitment Fees
> 2.00:1.00	0.50%
≤ 2.00:1.00	0.375%

   The 2012 Revolving Credit Facility is secured by a first priority security interest in, among other items, (i) all equity interests of Spansion Technology, Spansion LLC and each of its direct and indirect domestic subsidiaries, and certain intercompany debt, (ii) all present and future tangible and intangible assets of Spansion LLC and its direct and indirect domestic subsidiaries, and (iii) all proceeds and products of the property and assets described in (i) and (ii). The collateral described in the foregoing sentence also secures the Term Loan Facility and certain hedging arrangements on an equal priority basis.

           The 2012 Revolving Credit Facility may be optionally prepaid and unutilized commitments reduced at any time without premium or penalty. The 2012 Revolving Credit Facility is subject to mandatory prepayments, after payment in full of the outstanding loans under the Term Loan Facility, in an amount equal to 100% of the net cash proceeds from the sale or other disposition (including by way of casualty or condemnation) of all or any part of the assets and extraordinary receipts of Spansion Inc. or any of its subsidiaries in excess of $10 million per fiscal year after the closing date of the Revolving Credit Facility (with certain exceptions and reinvestment rights).

           We are subject to (i) a minimum fixed coverage ratio of 1.25:1 and (ii) a maximum leverage ratio of 3.5:1, only if loans are drawn under the Revolving Credit Facility, or letters of credit in excess of $5 million in aggregate are outstanding under the 2012 Revolving Credit Facility.

Under the terms of the 2012 Revolving Credit Facility, we are subject to a number of covenants, including limitations on (i) liens and further negative pledges, (ii) indebtedness, (iii) loans and other investments, (iv) mergers, consolidations and acquisitions, (v) sales, transfers and other dispositions of assets, (vi) and dividends and other distributions subject to a $50 million general restricted payment basket and an additional builder basket resulting from excess cash flow and certain proceeds.

           As of December 30, 2012, availability on the 2012 Revolving Credit Facility was $50 million with no outstanding balance.  We were in compliance with all of the 2012 Revolving Credit Facility’s covenants as of December 30, 2012.

Senior Unsecured Notes

On November 9, 2010, Spansion LLC completed an offering of $200 million aggregate principal amount of 7.875% Senior Notes due 2017. The Senior Notes were issued at face value, resulting in net proceeds of approximately $195.6 million after related expenses. The Senior Notes are general unsecured senior obligations of Spansion LLC and are fully and unconditionally guaranteed by Spansion Inc. and Spansion Technology LLC on a senior unsecured basis. Interest is payable on May 15 and November 15 of each year beginning May 15, 2011 until and including the maturity date of November 15, 2017.

Prior to November 15, 2013, Spansion LLC may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make-whole” premium. Thereafter, Spansion LLC may redeem all or part of the Senior Notes at any time at the redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the date of redemption.

In addition, on or prior to November 15, 2013, Spansion LLC may redeem up to 35% of the Senior Notes with the proceeds of certain sales of equity securities at 107.875% (100% of the principal amount plus a premium equal to the interest rate applicable to the Senior Notes), plus accrued and unpaid interest, if any, to the date of redemption.

Upon a change of control (as defined in the Indenture), holders of the Senior Notes may require Spansion LLC to repurchase all of their notes at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of redemption.

Certain events are considered “Events of Default,” which may result in the accelerated maturity of the Senior Notes, including: (i) a default in any interest, principal or premium amount payment; (ii) a merger, consolidation or sale of all or substantially all of its property; (iii) a breach of covenants in the Senior Notes indenture; (iv) a default in certain debts; (v) if we incur any judgment for the payment of money in an aggregate amount in excess of $25 million; or (vi) if a court enters certain orders or decrees under any bankruptcy law. Upon occurrence of one of these events, the trustee or certain holders may declare the principal of and accrued interest on all of the Senior Notes to be immediately due and payable. If certain events of bankruptcy, insolvency or reorganization with respect to us occur, all amounts on the Senior Notes shall be due and payable immediately without any declaration or other act by the trustee or holders of the Senior Notes.

Pursuant to the terms of the registration rights agreement entered into in connection with our issuance of the Senior Notes, we registered an offer to exchange the Senior Notes for substantially identical notes effective December 5, 2011.

Covenants in the Senior Notes indenture include limitations on the amount of dividends that can be declared or made. The most restrictive covenants allow dividends up to approximately $81.8 million.

As of December 30, 2012, we were in compliance of the covenants under the Senior Notes indenture.

China working capital loan facility

          As of December 25, 2011, as a result of the consolidation of a variable interest entity, or VIE, we included the VIE’s working capital loan facilities in our consolidated financial statements.

As of December 25, 2011 China working capital Loan
	Facility 1	Facility 2
Outstanding amount in USD (in thousands, converted from RMB as of December 25, 2011)	1,551	789
Outstanding amount in RMB (in thousands)	9,830	5,000
Date of entering into the loan agreement	March 26, 2010	April 1, 2011
Interest	Interest free	Interest free
Repayment terms	On completion of asset purchase	On receipt of venture capital funding
Collateral	70% of the VIE's equity	None

On April 1, 2012, we acquired substantially all assets and assumed certain liabilities of the VIE under an asset purchase agreement and the entity ceased to be a VIE as of the acquisition date. The China Working Capital loan facility was not a part of the acquisition and therefore was not included in our consolidated financial statements as of December 30, 2012.

Liquidity and Capital Resources

Cash Requirements

As of December 30, 2012, our cash, cash equivalents and short term investments totaled $313.9 million. We had not drawn down under the 2012 Revolving Credit Facility as of December 30, 2012 and the availability under this facility was $50.0 million.

Our future uses of cash are expected to be primarily for working capital, debt service, capital expenditures, contractual obligations, acquisitions and strategic investments. We believe our anticipated cash flows from operations, current cash balances, and our existing revolving credit facility will be sufficient to fund working capital requirements, debt service, and operations and to meet our cash needs for at least the next twelve months.

Financial Condition (Sources and Uses of Cash)

Our cash and cash equivalents consisted of Federal Deposit Insurance Corporation (FDIC)-insured deposits, treasury bills and money market funds with a total amount of $262.2 million as of December 30, 2012.

Our cash flows for fiscal 2012, fiscal 2011 and fiscal 2010 are summarized as follows:

			Year Ended December 26, 2010
	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010
				(in thousands)
Net cash provided by operating activities	$109,400	$38,335	$66,319	$1,359
Net cash provided by (used in) investing activities	20,541	(100,371)	(22,169)	76,686
Net cash provided by (used in) financing activities	(60,946)	(74,188)	30,238	(148,219)
Effect of exchange rate changes on cash	(1,668)	1,780	178	-
Net increase (decrease) in cash and cash equivalents	$67,327	$(134,444)	$74,566	$(70,174)

 Net Cash Provided by Operating Activities

Net cash provided by operations was $109.4 million in fiscal 2012, and was primarily due to net income of $24.4 million, adjustments for non-cash items of $102.2 million and a decrease in operating assets and liabilities of $17.2 million. Adjustments for non-cash items primarily consisted of $95.4 million of depreciation and amortization, $34.4 million of stock compensation costs, $5.9 million of provision for deferred income tax and $2.1 million of asset impairment charges which were partially offset by a $28.4 million gain on sale of  KL land and buildings and a $6.1 million gain from the sale of property, plant and equipment. The net decrease in operating assets and liabilities was primarily due to the decrease of $15.4 million in accounts payable, accrued liabilities, accrued compensation and benefits and other liabilities.

Net cash provided by operations was $38.3 million in fiscal 2011, and was primarily due to net loss of $55.5 million, adjustments for non-cash items of $200.2 million and a decrease in operating assets and liabilities of $106.4 million. Adjustments for non-cash items primarily consisted of $149.7 million of depreciation and amortization, $19.2 million of stock compensation costs, $8.3 million of amortization of inventory markup relating to fresh start accounting, and $19.5 million of asset impairment charges. The net decrease in operating assets and liabilities was primarily due to the decrease of $135.7 million in accounts payable, accrued liabilities, accrued compensation and benefits and other liabilities.

Net cash provided by operations was $66.3 million during the Successor period of fiscal 2010, and was primarily due to a net loss adjustment for non-cash items of $247.7 million and a decrease in operating assets and liabilities of $84.7 million.

Net cash provided by operations was $1.4 million during the Predecessor period of fiscal 2010, and was primarily due to a net income adjustment for non-cash items of $382.8 million and a decrease in operating assets and liabilities of $20.5 million.

 Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $20.5 million during fiscal 2012, primarily due to $45.6 million from the sale of property, plant and equipment, $112.5 million in proceeds from the redemption of marketable securities and $1.1 million from the sale of auction rate securities, which were offset by $42.3 million of capital expenditures used to purchase property, plant and equipment and $96.3 million used to purchase marketable securities.

 Net cash used in investing activities was $100.4 million during fiscal 2011, primarily due to $66.5 million of capital expenditures used to purchase property, plant and equipment and $88.8 million used to purchase marketable securities, which were offset by $8.4 million from the sale of property, plant and equipment and $45.9 million in proceeds from the redemption of marketable securities.

Net cash used in investing activities was $22.2 million during the Successor period of fiscal 2010, primarily due to purchases of treasury bills totaling $55.0 million during the year, and $49.3 million of capital expenditures used to purchase property, plant and equipment, and $13.1 million of cash decrease due to purchase of Spansion Japan’s distribution business, partially offset by proceeds of $44.7 million from the redemption of our auction rate securities, $30.0 million proceeds from maturity of treasury bills, and $20.5 million from the sale of property, plant and equipment. Purchases of treasury bills for $55.0 million mentioned above includes approximately $30 million of purchases that were reported as cash equivalents as of September 26, 2010.

Net cash provided by investing activities was $76.7 million during the Predecessor period of fiscal 2010, primarily due to $62.4 million of proceeds from the sale of auction rate securities, $18.7 million of proceeds from the sale of the Suzhou plant and $9.6 million from the sale of other property, plant and equipment, offset by $14.0 million of capital expenditures used to purchase property, plant and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $60.9 million during fiscal 2012, primarily due to $24.5 million for the purchase of bankruptcy claims, $30.4 million of payments on debt and capital lease obligations, $4.0 million for acquisition of a non-controlling interest and $2.6 million refinancing cost on the Term loan and 2012 Revolving Credit Facility, offset by $1.6 million of proceeds from the issuance of common stock upon the exercise of stock options.

Net cash used in financing activities was $74.2 million during fiscal 2011, primarily due to $71.0 million for the purchase of bankruptcy claims and $7.5 million of payments on debt and capital lease obligations, offset by $5.4 million of proceeds from the issuance of common stock upon the exercise of stock options.

Net cash provided by financing activities was $30.2 million during the Successor period of fiscal 2010, primarily due to net proceeds of $195.6 million from the sale of the Senior Notes, $124.4 million net proceeds from issuance and sale of common stock, partially offset by payments of $204.8 million on the Term Loan and capital lease obligations, and $85.0 million of cash decrease due to our purchase from Citigroup of a portion of Spansion Japan’s Rejection damages claim under the Chapter 11 Cases (which resulted in the cancellation of the shares of Class A common stock that would have otherwise been issued to Citi in satisfaction of such claim).

Net cash used for financing activities was $148.2 million during the Predecessor period of fiscal 2010, primarily due to payments of $691.2 million on debt and capital lease obligations, partially offset by $438.1 million of proceeds from the Term Loan net of issuance costs and $104.9 million from the rights offering we conducted in February 2010 in connection with the Plan of Reorganization.

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

We do not have any other significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K, as of December 30, 2012 or December 25, 2011.

ITEM 7A.       QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. As of December 30, 2012, we had approximately $258.1 million held in demand deposit accounts, approximately $1.2 million held in overnight money market funds, approximately $39.6 million invested in certificates of deposits partially insured by the FDIC, and approximately $15.0 million invested in commercial paper. Our cash and short-term investment position is highly liquid, of which approximately $259.4 million are with maturity terms of 0 to 30 days, approximately $2.8 million are with a maturity term of 31 to 90 days, approximately $18.4 million are with a maturity term of 91 to 180 days, and remaining approximately $33.3 million are with a maturity term of 181 to 365 days at the time of purchase. Accordingly, our interest income fluctuates with short-term market conditions, but our exposure to interest rate risk is minimal due to the short term nature of our cash and investment position.

As of December 30, 2012, approximately 48% of the aggregate principal amounts outstanding under our third party debt obligations were fixed rate, and approximately 52% of our total debt obligations were variable rate comprised of the Term Loan with an outstanding principal balance of $218.8 million as of December 30, 2012. The Term Loan has a LIBOR floor of 1.25%. While LIBOR is below 1.25%, our interest expense will not change along with short-term change in interest rate environment. When LIBOR is above 1.25%, changes in interest rates associated with the term loan could then result in a change to our interest expense. For example, a 1% aggregate change in interest rates would increase or decrease our contractual interest expense by approximately $2.2 million annually.

As of December 30, 2012, we have a series of interests rate swaps with a financial institution to partially economically hedge the variability of interest payments attributable to fluctuations in the LIBOR benchmark interest rate. See Note 13 to the Consolidated Financial Statements for further details.

Default Risk

We intend to actively monitor market conditions and developments specific to the securities and security classes in which we invest. We take a conservative approach to investing our funds in that our policy is to invest only in highly-rated securities with relatively short maturities, and we do not invest in securities we believe involve a higher degree of risk.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 30, 2012 and comparable fair values as of December 25, 2011:

	2013	2014	2015	2016	2017	Thereafter	Total	2012 Fair Value	2011 Fair Value
	(in thousands, except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$262,177	$-	$-	$-	$-	$-	$262,177	$262,177	$194,850
Weighted-average interest rate	0.29%	-	-	-	-	-	0.29%
Short Term Investment:
Fixed rate amounts	$51,720	$-	$-	$-	$-	$-	$51,720	$51,720	$67,854
Weighted-average interest rate	0.64%	-	-	-	-	-	0.64%

Total Investment Portfolio	$313,897	$-	$-	$-	$-	$-	$313,897	$313,897	$262,704

Debt Obligations
Debt—fixed rate amounts	$-	$-	$-	$-	$200,000	$-	$200,000	$201,000	$179,000
Weighted-average interest rate	-	-	-	-	7.88%	-	7.88%
Debt—variable rate amounts	$5,769	$2,244	$2,244	$2,244	$2,805	$203,483	$218,789	$217,917	$246,066
Weighted-average interest rate	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%

Total Debt Obligations	$5,769	$2,244	$2,244	$2,244	$202,805	$203,483	$418,789	$418,917	$425,066

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

We recognize derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive loss in the Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we will reclassify the related gain or loss on the cash flow hedge to revenue.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to interest and other income (expense), net in our Consolidated Statements of Operations at that time.

We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in interest and other income (expense), net on our Consolidated Statements of Operations.

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

 The following table provides information about our foreign currency forward contracts as of December 30, 2012 and December 25, 2011:

	December 30, 2012			December 25, 2011
	Notional Amount	Average Contract Rate	Estimated Fair Value	Notional Amount	Average Contract Rate	Estimated Fair Value
	(in thousands, except contract rates)
Foreign currency forward contracts
Non-designated hedges (Buy JPY / Sell USD)	$12,258	¥83.92	$(296)	$-	¥-	$-
Non-designated hedges (Sell JPY / Buy USD)	$45,059	¥80.21	$3,032	$33,285	¥77.96	$20

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spansion Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)

			Year Ended December 26, 2010
	Successor (1)	Successor (1)	Successor (1)	Predecessor (1)
	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010

Net sales	$915,932	$1,069,883	$759,886	$324,914
Net sales to related parties	-	-	4,801	78,705
Total net sales	915,932	1,069,883	764,687	403,619
Cost of sales	632,417	847,797	647,381	274,817
Gross Profit	283,515	222,086	117,306	128,802
Research and development	107,850	106,644	65,414	35,068
Sales, general and administrative	135,607	108,461	122,478	68,105
Net gain on sale of Kuala Lumpur land and building	(28,434)	-	-	-
Restructuring charges (credits)	5,650	12,295	-	(2,772)
Operating income (loss) before reorganization items	62,842	(5,314)	(70,586)	28,401
Other income (expense):
Interest and other income (expense), net	4,688	3,954	175	(2,904)
Interest expense	(30,147)	(33,151)	(24,180)	(30,573)
Income (loss) before reorganization items and income taxes	37,383	(34,511)	(94,591)	(5,076)
Reorganization items	-	-	-	370,340
Income (loss) before income taxes	37,383	(34,511)	(94,591)	365,264
Provision for income taxes	(12,999)	(21,037)	(2,101)	(1,640)
Net income (loss)	$24,384	$(55,548)	$(96,692)	$363,624
Less: Net income (loss) attributable to the noncontrolling interest	(503)	338	-	-
Net income (loss) attributable to Spansion Inc. common stockholders	$24,887	$(55,886)	$(96,692)	$363,624

Net income (loss) per share:
Basic	$0.41	$(0.91)	$(1.60)	$2.24
Diluted	$0.41	$(0.91)	$(1.60)	$2.24

Shares used in per share calculation:
Basic	59,984	61,338	60,479	162,439
Diluted	61,021	61,338	60,479	162,610

(1) Please refer to Note 18 for an explanation of the basis of 'Successor' and 'Predecessor' presentation.

See Accompanying Notes

Spansion Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

			Year Ended December 26, 2010
	Successor		Successor	Predecessor
	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010
Net income (loss)	$24,384	$(55,548)	$(96,692)	$363,624
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(1,057)	(831)	(797)	-
Unrealized gain on auction rate securities	1,200	-
Net unrealized gain on cash flow hedges:
Net unrealized hedge gain arising during the period	741	-	-	-
Net loss reclassified into earnings	(740)	-	-	-
Net unrealized gain on cash flow hedges	1	-	-	-
Other comprehensive income (loss), net of tax	144	(831)	(797)	-
Total comprehensive income (loss)	$24,528	$(56,379)	$(97,489)	$363,624
Less: Comprehensive income (loss) attributable to noncontrolling interest	(503)	338	-	-
Comprehensive income (loss) attributable to Spansion Inc. common stockholders	$25,031	$(56,717)	$(97,489)	$363,624

See Accompanying Notes

Spansion Inc.

Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	Successor
	December 30, 2012	December 25, 2011
Assets

Current assets:
Cash and cash equivalents	$262,177	$194,850
Short-term investments	51,720	67,855
Accounts receivable, net	106,864	110,343
Inventories	182,192	174,089
Deferred income taxes	8,699	6,275
Prepaid expenses and other current assets	28,531	29,494
Total current assets	640,183	582,906
Property, plant and equipment, net	176,728	209,227
Intangible assets, net	149,153	177,721
Goodwill	166,931	167,219
Other assets	39,171	54,072
Total assets	$1,172,166	$1,191,145

Liabilities and Equity

Current liabilities:
Accounts payable	85,542	79,560
Accrued compensation and benefits	26,080	30,676
Other accrued liabilities	29,913	52,598
Income taxes payable	2,618	1,702
Deferred income taxes, short-term	-	360
Deferred income	9,135	18,223
Current portion of long-term debt	5,382	4,222
Total current liabilities	158,670	187,341
Deferred income taxes	9,393	6,135
Long-term debt, less current portion	410,913	445,177
Other long-term liabilities	31,416	29,951
Total liabilities	610,392	668,604

Commitments and contingencies (Note 17)	-	-
Spansion Inc. stockholders’ equity:
Capital stock:
Class A common stock, $0.001 par value, 150,000,000 shares authorized, 57,267,409 shares issued and outstanding as of December 30, 2012 (59,337,419 as of December 25, 2011)	58	60
Class B common stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding as of December 30, 2012 and December 25, 2011	-	-
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 30, 2012 and December 25, 2011	-	-
Additional paid-in capital	690,891	675,309
Accumulated deficit	(127,691)	(152,578)
Accumulated other comprehensive loss	(1,484)	(1,628)
Total Spansion Inc.stockholders’ equity	561,774	521,163
Noncontrolling interest	-	1,378
Total equity	561,774	522,541
Total liabilities and equity	$1,172,166	$1,191,145

See Accompanying Notes

Spansion Inc.

Consolidated Statements of Cash Flows
(in thousands)

			Year Ended December 26, 2010
	Successor	Successor	Successor	Predecessor
	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010

Cash Flows from Operating Activities:
Net income (loss)	$24,384	$(55,548)	$(96,692)	$363,624
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,431	149,747	137,206	43,788
Asset impairment charges	2,070	19,502	-	-
Provision for doubtful accounts	-	-	331	7,229
Provision for deferred income taxes	5,889	6,646	15,492	7,000
Gain on sale of Kuala Lumpur land and buildings	(28,434)
Net gain on sale and disposal of property, plant, and equipment	(6,086)	(3,109)	(1,483)	(2,107)
Gain on sale of auction rate securities	(1,059)	-	-	-
Impairment on investment	-	-	-	3,011
Mark to market on hedging derivatives	-	-	1,329	-
Non-cash compensation under equity incentive plans	34,363	19,197	8,323	7,052
Gain on sale of Suzhou plant	-	-	(3,701)	(5,224)
Gain from approved settlement of rejected capital leases and various licenses	-	-	-	(22,517)
Non-cash inventory expenses related to fresh start markup	-	8,260	90,173	-
Gain on discharge of pre-petition obligations	-	-	-	(434,046)
Write-off of financing costs for old debts	-	-	-	13,022
Changes in operating assets and liabilities, net of effects of deconsolidation of subsidiary and consolidation of variable interest entity:
Accounts receivable	2,528	55,022	(27,857)	10,156
Inventories	(8,667)	(10,194)	31,552	(7,242)
Prepaid expenses and other current assets	2,301	11,651	(16,577)	(3,894)
Other assets	10,128	(20,662)	652	1,534
Accounts payable, accrued liabilities, and accrued compensation	(15,382)	(135,666)	(79,554)	23,213
Income taxes payable	981	405	-	-
Deferred income	(9,047)	(6,916)	7,125	(3,240)
Net cash provided by operating activities	$109,400	$38,335	$66,319	$1,359

See Accompanying Notes

Spansion Inc.

Consolidated Statements of Cash Flows—(Continued)
(in thousands)

			Year Ended December 26, 2010
	Successor	Successor	Successor	Predecessor
	Year Ended December 25, 2012	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010
Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	$45,635	$8,432	$20,534	$9,620
Proceeds from sale of auction rate securities	1,059	-	-	-
Purchases of property, plant and equipment	(42,286)	(66,510)	(49,299)	(14,046)
Business acquisition, net of cash acquired	-	581	(13,125)	-
Proceeds from maturity of marketable securities	-	-	29,989	-
Purchases of marketable securities	(96,334)	(88,803)	(54,968)	-
Cash proceeds from sale of Suzhou plant	-	-	-	18,687
Proceeds from redemption of marketable securities	112,467	45,929	44,700	62,425
Cash decrease due to the sale of Suzhou plant	-	-	-	-
Net cash provided by (used by) investing activities	20,541	(100,371)	(22,169)	76,686

Cash Flows from Financing Activities:
Proceeds from borrowings, net of issuance costs	-	-	195,588	438,082
Refinancing cost on Term Loan and Revolver	(2,597)	-	-	-
Payments on debt and capital lease obligations	(30,390)	(7,524)	(204,798)	(691,176)
Proceeds from rights offering	-	-	-	104,875
Acquisition of noncontrolling interest	(4,024)	-	-	-
Proceeds from issuance of common stock, net of offering costs	1,588	5,386	124,448	-
Cash settlement on hedging activies	(1,073)	(1,061)	-	-
Purchase of bankruptcy claims	(24,450)	(70,989)	(85,000)	-
Net cash provided by (used in) financing activities	(60,946)	(74,188)	30,238	(148,219)
Effect of exchange rate changes on cash and cash equivalents	(1,668)	1,780	178	-
Net (decrease) increase in cash and cash equivalents	67,327	(134,444)	74,566	(70,174)
Cash and cash equivalents at the beginning of period	194,850	329,294	254,729	324,903
Cash and cash equivalents at end of period	$262,177	$194,850	$329,294	$254,729

Supplemental Cash Flows Disclosures:
Interest paid	$30,904	$29,861	$33,991	$6,130
Income taxes paid, net of refunds	$7,016	$14,356	$643	$408
Non-cash investing and financing activities:
Settlement of liabilities subject to compromise through issuance of reorganized Spansion Inc. common stock	$-	$-	$-	$486,064
Liabilities recorded for purchase of property, plant & equipment	$11,359	$19,995	$16,589	$-
Term Loan amendment	$218,789	$-	$-	$-

See Accompanying Notes

Spansion Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Spansion Inc's Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)

Balance at December 27, 2009	162,292	162	2,484,320	(3,342,370)	195	(857,693)	-	(857,693)

Net income from December 27, 2009 to May 10, 2010	-	-	-	363,624	-	363,624	-	363,624
Other comprehensive income	-	-	-	-	-	-		-
Vesting of RSUs	176	-	-	-	-	-	-	-
Exercise of options	83	-	-	-	-	-	-	-
Equity settlement for liabilities subject to compromise	-	486	485,578	-	-	486,064	-	486,064
Compensation recognized under old employee stock plans	-	-	1,595	-	-	1,595	-	1,595
Cancellation of old employee stock plans	-	-	5,457	-	-	5,457	-	5,457

Balance at May 10, 2010 (Predecessor)	162,551	648	2,976,950	(2,978,746)	195	(953)	-	(953)

Fresh start adjustments:
Cancellation of Predecessor common stock	(162,551)	(648)	(2,976,950)	-	-	(2,977,598)	-	(2,977,598)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	-	-	-	2,978,746	(195)	2,978,551	-	2,978,551

Balance at May 11, 2010	-	$-	$-	$-	$-	$-	$-	$-

Net loss from May 11, 2010 to December 26, 2010	-	-	-	(96,692)	-	(96,692)	-	(96,692)
Other comprehensive income (loss), net	-	-	-	-	(797)	(797)		(797)
Issuance of Successor common stock ($0.001 per share)	46,248	46	569,079	-	-	569,125	-	569,125
Vesting of RSUs	72	-	-	-	-	-	-	-
Retirement of common stock	(5,316)	(5)	-	-	-	(5)	-	(5)
Rights offering settlement	12,974	13	104,862	-	-	104,875	-	104,875
Compensation recognized under new employee stock plan	-	-	8,323	-	-	8,323	-	8,323
Retirement of stock relating to bankruptcy claims purchased	-	-	(85,000)	-	-	(85,000)	-	(85,000)
Net proceeds from issuance of common stock	7,763	8	124,448	-	-	124,456	-	124,456

Balance at December 26, 2010	61,741	$62	$721,712	$(96,692)	$(797)	$624,285	$-	$624,285

Net loss from December 26, 2010 to December 25, 2011	-	-	-	(55,886)	-	(55,886)	338	(55,548)
Other comprehensive income (loss), net	-	-	-	-	(831)	(831)		(831)
Issuance of Successor common stock ($0.001 per share)	-	-	-	-	-	-	-	-
Vesting of RSUs	760	1	0	-	-	1	-	1
Exercise of options	511	1	5,374			5,375	-	5,375
Retirement of common stock	(3,675)	(4)	4	-	-	-	-	-
Costs related to Stock offering	-	-	11			11	-	11
Compensation recognized under new employee stock plan	-	-	19,197	-	-	19,197	-	19,197
Consolidation of noncontrolling interest	-	-	-	-	-	-	1,040	1,040
Retirement of stock relating to bankruptcy claims purchased	-	-	(70,989)	-	-	(70,989)	-	(70,989)
Balance at December 25, 2011	59,337	$60	$675,309	$(152,578)	$(1,628)	$521,163	$1,378	$522,541

Net loss from December 26, 2011 to December 30, 2012	-	-	-	24,887	-	24,887	(503)	24,384
Other comprehensive income (loss), net	-	-	-	-	144	144		144
Acquisition of a variable interest entity	-	-	4,079			4,079	(875)	3,204
Vesting of RSUs	931	1	0	-	-	1	-	1
Exercise of options	132	0	1,387			1,387	-	1,387
Retirement of common stock	(3,133)	(3)	3	-	-	(0)	-	(0)
Compensation recognized under new employee stock plan	-	-	34,363	-	-	34,363	-	34,363
Retirement of stock relating to bankruptcy claims purchased	-	-	(24,450)	-	-	(24,450)	-	(24,450)
Other	-	-	200			200		200
Balance at December 30, 2012	57,267	$58	$690,891	$(127,691)	$(1,484)	$561,774	$-	$561,774

See Accompanying Notes

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

1. Nature of Operations

Spansion Inc. (“the Company”) is a leading designer, manufacturer and developer of Flash memory semiconductors. The Company is focused on a portion of the Flash memory market that relates to high performance and high-reliability Flash memory solutions for microprocessors, controllers and other programmable semiconductors that run applications in a broad range of electronic systems. The Company’s strategic emphasis centers on the embedded portion of the Flash memory market, which is generally characterized by long design and product life cycles, relatively stable pricing, predictable supply-demand outlook and lower capital investments. These markets include transportation, industrial, computing, communications, consumer and gaming.

In addition to Flash memory products, the Company also generates revenue by licensing its intellectual property to third parties and assisting its customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

History of the Company

In 1993, Advanced Micro Devices, Inc. (AMD) and Fujitsu Limited (Fujitsu) formed a manufacturing venture, Fujitsu AMD Semiconductor Limited (FASL).

FASL produced wafers containing Flash memory circuits. These wafers were then sold to AMD and Fujitsu, who separated each wafer into individual die, processed the die into finished goods and sold the finished Flash memory devices to their customers. AMD and Fujitsu performed all research and development activities for the design and development of Flash memory devices and developed the manufacturing processes that were to be used in the operation of the fabs to manufacture Flash memory devices. Through June 30, 2003, FASL contracted with AMD and Fujitsu for the receipt of certain support and administrative services.

As of June 30, 2003, in order to expand their existing manufacturing venture, AMD and Fujitsu formed a limited liability company called FASL LLC and later renamed it Spansion LLC. In addition to its 49.992% ownership in FASL, AMD contributed to Spansion LLC its Flash memory inventory, its wafer manufacturing facility located in Austin Texas, its Flash memory research and development facility (the Submicron Development Center (SDC)) located in Sunnyvale, California, and its Flash memory assembly and test facilities located in Thailand, Malaysia and China. Fujitsu contributed to Spansion LLC its 50.008% ownership interest in FASL, its Flash memory inventory and its Flash memory assembly and test facilities located in Malaysia. Both AMD and Fujitsu transferred employees to Spansion LLC to perform various research and development, marketing and administration functions. AMD and Fujitsu also provided working capital to Spansion LLC in the form of cash contributions and loans. As a result, Spansion LLC began manufacturing finished Flash memory devices, which through the first fiscal quarter of fiscal 2006 were exclusively sold to AMD and Fujitsu. In the second quarter of fiscal 2006, the Company began selling its products directly to customers previously served by AMD.

On December 21, 2005, Spansion LLC was reorganized into Spansion Inc. and completed its underwritten initial public offering (IPO) of its Class A common stock.

On March 1, 2009, Spansion Inc., Spansion LLC, Spansion Technology LLC, Spansion International, Inc., and Cerium Laboratories LLC (collectively, the Debtors) each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the Chapter 11 Cases). On May 10, 2010 (the Emergence Date), the Debtors emerged from the Chapter 11 Cases, following the confirmation of the Plan of Reorganization.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In preparing the Consolidated Financial Statements for the Predecessor, the Company applied ASC 852 Reorganizations, which requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, professional fees associated with the Chapter 11 Cases and certain gains and losses resulting from reorganization of the Company’s business have been reported separately as reorganization items. In addition, interest expense for the Predecessor has been reported only to the extent that it was paid during the Chapter 11 Cases or that it was probable that it would be an allowed priority, secured, or unsecured claim under the Chapter 11 Cases. Interest income earned during the Chapter 11 Cases is reported as a reorganization item.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

Upon emergence from Chapter 11, the Company adopted fresh start accounting. The adoption of fresh start accounting results in the Company becoming a new entity for financial reporting purposes. Accordingly, the Consolidated Financial Statements on or after May 10, 2010 are not comparable to the Consolidated Financial Statements prior to that date. The Company’s Consolidated Statements of Operations for the period from May 10, 2010 to December 26, 2010 and for subsequent periods referred to as Successor financial statements for as long as any Predecessor financial statements are presented.

Fresh start accounting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to ASC 805 Business Combinations and ASC 820 Fair Value Measurements and Disclosures. The excess reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill on the Consolidated Balance Sheet. Deferred taxes were determined in conformity with ASC 740 Income Taxes. For additional information regarding the impact of fresh start accounting on the Company’s Consolidated Balance Sheet as of December 26, 2010, see Note 18 for further details.

Transactions between the Company and a former subsidiary, Spansion Japan, after March 3, 2009, have been reflected as transactions with a third party as the Company no longer controlled Spansion Japan due to the appointment of a trustee in the Spansion Japan Proceeding. Effective, September 28, 2010, the Company’s 100% equity ownership interest in Spansion Japan was extinguished by the Tokyo District Court. See “Business Relationship with Spansion Japan and Foundry Agreement” in Note 18 for further details.

Fiscal Year

The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. The additional week in a 53-week fiscal year is added to the second quarter to realign the Company’s fiscal quarters more closely to calendar quarters. Fiscal 2012 comprised of 53-weeks and both fiscal 2011 and fiscal 2010 comprised of 52-weeks.

Principles of Consolidation

With the exception of Spansion Japan as described above, the consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries, and all intercompany accounts and transactions have been eliminated.

On August 8, 2011, the Company entered into a design services and purchase option agreement with a private semiconductor company which was determined to be a variable interest entity (VIE) of which the Company was the primary beneficiary in accordance with ASC Topic 810 Consolidation, because the Company had the power to direct the activities of the entity through the arrangements. Consequently, the results of operations and financial condition of the VIE has been included in the consolidated financial statements of the Company effective August 8, 2011. The non-controlling interests attributed to the VIE are presented as separate components of the Company’s Consolidated Statements of Operations and Consolidated Balance Sheet. The VIE’s financial statements are not significant to the Company’s consolidated financial statements for the periods presented. On April 1, 2012, the Company acquired substantially all assets and assumed certain liabilities of the VIE under an asset purchase agreement and the entity ceased to be a VIE as of the acquisition date.

Use of Estimates

The preparation of the Company’s consolidated financial statements and disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Estimates are used to account for the fair value of fresh start adjustments, marketable securities, revenue adjustments, the allowance for doubtful accounts, inventory write-downs, valuation of acquired intangible assets, impairment of long-lived assets, legal contingencies, income taxes, stock-based compensation expense, the fair value of long-term debt, and product warranties. Actual results may differ from those estimates, and such differences may be material to the Company’s consolidated financial statements.

Cash Equivalents

Cash equivalents consist of financial instruments that are readily convertible into cash and have remaining maturities of three months or less at the time of purchase.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on a variety of factors, including the length of time the receivable is past due, historical experience and the financial condition of customers.

The following describes activity in the accounts receivable allowance for doubtful accounts for the periods ended December 30, 2012, December 25, 2011 and December 26, 2010.

Period ended	Predecessor/ Successor	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
(in thousands)
December 30, 2012	Successor	$224	$53	$(14)	$263
December 25, 2011	Successor	$326	$23	$(125)	$224
December 26, 2010	Successor	$-	$465	$(138)	$326
May 10, 2010	Predecessor	$56,408	$2,251	$(58,659)	$-

In the Predecessor period, approximately $58.7 million was written off as a result of fresh start accounting – See Note 18 for further details.

Inventories

Inventories are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. The Company writes down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.

In connection with fresh start accounting, net inventories were adjusted to increase the carrying value of inventory to estimated fair value on May 11, 2010.

Revenue Recognition

          The Company recognizes revenue from product sales to original equipment manufacturers (OEMs) when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured. The Company records an allowance for estimated customer returns based on historical experience.

The Company sells directly to distributors under terms that provide for rights of return, stock rotation and price protection guarantees. Since the Company is unable to reliably estimate the returns under the stock rotation rights and price protection to its distributors, the Company defers the recognition of revenue and related product costs on these sales as deferred income until the product is resold by its distributors. The Company also sells some of its products to certain distributors under sales arrangements that do not allow for rights of return or price protection on unsold products. The Company recognizes revenue on these sales when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured. The related costs of sales were recognized concurrent with revenue recognition.

The Company recognizes revenue net of sales taxes, value-added taxes, and transaction taxes directly imposed by governmental authorities on the Company’s revenue producing transactions with its customers. The Company includes shipping costs related to products shipped to customers in cost of sales.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

The Company has previously licensed its patents to other companies and intends to do so in the future. The terms and conditions of license agreements are highly negotiated and can vary significantly. Generally, however, when a license agreement requires the payment of royalties to the Company, fixed payment amounts are recognized on the date they become due. For other agreements, revenue is recognized based on notification of the related sales from the licensees.

Property, Plant and Equipment

 Property, plant and equipment are stated at cost for the Predecessor and were revalued to fair value on May 11, 2010 in accordance with fresh start accounting. Depreciation and amortization are provided on a straight-line basis over the existing useful lives of the assets. Leasehold improvements are amortized over the shorter of the remaining terms of the lease or the estimated economic useful life of the improvements.  Pre-emergence fully depreciated assets were deemed to have useful lives of 12 months post-emergence. Estimated useful lives for property, plant and equipment are as follows:

Machinery and Equipment                                                                           2 to 7 years
Building and building improvements                                                          5 to 26 years

Goodwill

          Goodwill represents the allocated enterprise value in connection with fresh start accounting under ASC 852 and the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. In accordance with the provisions of ASC 350, Intangibles, Goodwill and Other, goodwill amounts are not amortized, but rather are tested for impairment at the reporting unit level at least annually, or more frequently if there are indicators of impairment present. The Company concluded impairment should be evaluated at the single entity-wide (i.e., consolidated Spansion) level. Refer to Note 6 for more information.

Intangible Assets

Intangible assets other than IPR&D include developed technology, customer relationships and trade names, which are amortized on a straight-line basis over periods ranging from seven to ten years. See Note 6 for further details. If an IPR&D project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed and sales of related product commenced.

Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets

The Company considers quarterly whether indicators of impairment of long-lived assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset, significant changes in the extent or manner in which an asset is used or an adverse change in the Company’s overall business climate. If these or other indicators are present, the Company tests for recoverability of the asset group. If the Company determines that the asset group is not recoverable, the Company will recognize an impairment loss based on the excess of the carrying amount of the assets over its fair value. Fair value is determined by discounted future cash flows, appraisals or other methods.

Foreign Currency Translation/Transactions

The functional currency of the Company and its foreign subsidiaries, except for Nihon Spansion Limited (which was incorporated in Japan in May 2010) is the U.S. dollar. Adjustments resulting from re-measuring foreign currency denominated transactions and balances of these subsidiaries, other than Nihon Spansion Limited, into U.S. dollars are included in the Consolidation Statement of Operations. Adjustments resulting from translating the foreign currency financial statements of Nihon Spansion Limited, for which the functional currency is the Japanese yen, into the U.S. dollar reporting currency were included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries were recorded in cost of sales in the Predecessor and in interest and other income (expense), net in the Successor.

Research and Development Expenses

          The Company expenses research and development costs in the period in which such costs are incurred.

Advertising Expenses

Advertising costs are expensed as incurred and were immaterial for fiscal 2012, 2011 and 2010.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by using the weighted average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying the Company’s outstanding dilutive stock options, RSUs and other similar equity instruments had been issued. The dilutive effect of outstanding options and RSUs is reflected in diluted net income (loss) per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table presents the computation of basic and diluted net income (loss) per share:

	Successor
	Year Ended December 30, 2012	Year Ended December 25, 2011	Period From May 11, 2010 to December 26, 2010
	(in thousands except for per-share amounts)

Numerator:
Net income (loss)	$24,887	$(55,886)	$(96,692)
Denominator:
Denominator for basic net income per share, weighted average shares	59,984	61,338	60,479
Effect of dilutive securities:
Weighted average diluted options	1	-	-
Weighted average unvested RSU's, key executive RSU's	1,036	-	-
Denominator for diluted net income per share, weighted average shares	61,021	61,338	60,479

Net income (loss) per share:
Basic net income (loss) per share	$0.41	$(0.91)	$(1.60)
Diluted net income (loss)per share	$0.41	$(0.91)	$(1.60)
Potentially dilutive shares excluded from the diluted income per share computation because their effect would have been anti-dilutive	7,530	1,374	1,160

For the Predecessor period ended May 10, 2010, the Company had net income and hence approximately 0.2 million of such shares were included in its diluted per share computation.

Income Taxes

In determining taxable income for financial statement reporting purposes, the Company makes estimates and judgments. These estimates and judgments are applied in the calculation of specific tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. Unless recovery of these deferred tax assets is considered more likely than not, the Company increases its provision for taxes by recording a charge to income tax expense, in the form of a valuation allowance against those deferred tax assets for which the Company does  not believe it is more likely than not they will be realized. The Company considers past performance, future expected taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

In addition, the calculation of the Company’s tax liabilities involves the application of complex tax rules and the potential for future adjustments by the relevant tax jurisdiction. If the Company’s estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

In determining the financial statement effects of an unrecognized tax position, the Company determines when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. In this determination, the Company assumes that the position will be examined by a taxing authority that has full knowledge of all relevant information, and will be resolved in the court of last resort. The more likely than not recognition threshold means that no amount of tax benefits may be recognized for a tax position without a greater than 50% likelihood that it will be sustained upon examination.

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the fair value of the stock award and is recognized as expense using the straight-line amortization method over the requisite service period. For performance-based stock awards, the expense recognized is dependent on the probability of the performance measure being achieved. The Company utilizes forecasts of future performance to assess these probabilities and this assessment requires considerable judgment. The Company estimates the grant date fair value of stock-based awards using the Black-Scholes option pricing model, which requires the use of inputs like expected volatility, expected term, expected dividend yield, and expected risk-free rate of return.

The Company estimates volatility based on its recent historical volatility and the volatilities of its competitors who are in the same industry sector with similar characteristics (guideline companies) because of the lack of historical realized volatility data on the Company’s stock price. The Company has used the simplified calculation of expected term since emergence from Chapter 11 bankruptcy (the Chapter 11 Cases, defined further below) and continue to use this method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options since emergence from the Chapter 11 Cases. If the Company determines that another method used to estimate expected volatility or expected life was more reasonable than the current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for stock-based awards could change significantly. Higher volatility and longer expected lives result in a higher fair value of the stock award at the date of grant.

In addition, the Company is required to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. ASC 718 Compensation-Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. The Company estimates forfeitures based on historical experience related to our own stock-based awards granted following emergence from the Chapter 11 Cases in May 2010.

The Company anticipates that these estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for assets and liabilities categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from comparables or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. Please see Note 12 for further details on fair value measurement.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

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

New Accounting Pronouncements

             In June 2011, the FASB issued an amendment to its guidance regarding the presentation of comprehensive income. The amended guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB further modified the guidance by deferring until further notice the requirement of presenting the effects of reclassification adjustments on accumulated other comprehensive income as both components of net income and of other comprehensive income. This guidance is effective on a retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance in fiscal 2012 did not have any material impact on the Company’s financial position, results of operations or cash flows as it only impacted the presentation of the financial statements. The Company has opted to present this information in two separate but consecutive statements.

             In September 2011, the FASB issued an amendment to the guidance regarding the testing of goodwill for impairment. For additional information regarding this amendment, see Note 6 to the consolidated financial information.

             In December 2011, the FASB issued an accounting standard update requiring enhanced disclosure about certain financial instruments and derivative instruments that are offset in the balance sheet or subject to enforceable master netting arrangements or similar arrangements. The disclosure requirement becomes effective retrospectively in the first quarter of the Company’s fiscal year ending December 28, 2014. The Company does not expect the requirement will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

3. Balance Sheet Components

  The Company’s cash balances are held in numerous locations throughout the world but primarily held in the United States. As of December 30, 2012, the Company had cash and cash equivalents of $303.1 million held within the United States and $10.8 million held outside of the United States. As of December 25, 2011, the Company had cash and cash equivalents of $252.2 million held within the United States and $10.5 million held outside of the United States.

  All securities other than the FDIC-insured certificates of deposit were designated as available-for-sale. FDIC-insured certificates of deposits are held to maturity. Gross unrealized gains and losses on cash equivalents and short term investments were not material as of December 30, 2012 and December 25, 2011.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

	December 30, 2012	December 25, 2011
	(in thousands)

Cash and cash equivalents:
Cash	$258,126	$192,802
Cash equivalents:
Money market funds	1,181	1,172
FDIC-insured certificates of deposits	2,870	876
Cash and cash equivalents	$262,177	$194,850

Short term investments
Commercial Papers	$14,980	$24,963
FDIC-insured certificates of deposits	36,740	42,892
Short term investments	$51,720	$67,855

Account receivable
Accounts receivable, gross	$107,127	$110,567
Allowance for doubtful accounts	(263)	(224)
Account receivable, net	$106,864	$110,343

Inventories
Raw materials	$8,647	$12,442
Work-in-process	149,722	130,671
Finished goods	23,823	30,976
Inventories	$182,192	$174,089

Property, plant and equipment, net
Land	$45,168	$51,778
Buildings and leasehold improvements	59,807	68,177
Equipment	341,129	309,288
Construction in progress	11,694	10,806
Accumulated depreciation and amortization	(281,069)	(230,822)
Property, plant and equipment, net	$176,728	$209,227

Accrued Compensation and Benefits
Accrued Vacation	$9,404	$9,429
Others	16,676	21,247
Accrued Compensation and Benefits	$26,080	$30,676

Depreciation expense was $67.3 million for the year ended December 30, 2012, $124.9 million for the year ended December 25, 2011, $124.6 million for the Successor period May 11, 2010 through December 26, 2010 and $42.2 million for the Predecessor period of December 28, 2009 to May 10, 2010.

4. Equity Incentive Plan and Stock-Based Compensation

Successor

Plan Descriptions

2010 Equity Incentive Award Plan

On May 10, 2010, upon emergence from the Chapter 11 Cases, the Company’s Board of Directors approved the Spansion Inc. 2010 Equity Incentive Award Plan (the 2010 Plan), under which 6,580,240 shares of Class A common stock were initially reserved and made available for issuance to the Company’s employees, consultants and non-employee members of its Board of Directors, in the form of equity awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock unit (RSU) awards, restricted stock, performance awards and deferred stock.

The aggregate number of shares of Class A common stock which may be issued or transferred pursuant to equity awards under the 2010 Plan is the sum of (i) 6,580,240 (provided that the aggregate number of shares of Class A common stock which may be issued or transferred pursuant to Full Value Awards, as defined in the Plan is 3,290,120) and (ii) an annual increase on the first day of each year beginning in 2011 and ending in 2015, equal to the least of (A) 7,000,000 shares; (B) a percentage of the shares of Class A common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year as follows: 7% or 4,321,911 shares for the increase made on January 1, 2011, 6% or 3,560,245 for the increase made on January 1, 2012, 4.5% or 2,577,033 shares for the increase  made on January 1, 2013 and 3.5% for the increases to be made thereafter; and (C) such smaller number as may be determined by the Board  prior to the first day of such year.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

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

The 2010 Plan provides that incentive stock options may only be granted to employees of the Company or its subsidiaries. Grants of non-qualified options and RSUs may be awarded to an officer or employee, a consultant or advisor, or a director of the Company or its subsidiaries. The exercise price of each stock option shall not be less than 100% of the fair market value of the Class A common stock on the date of grant or not less than 110% if such stock option is granted to a person who has more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary. The 2010 Plan also provides for the issuance of performance-based RSU (key executive RSU) awards, which the Company issued to certain senior executives. Under the 2010 Plan, one third of the shares subject to stock options excluding stock options granted to non-employee directors vest on the anniversary of the grant date, and 1/36 of the shares vest each month for the next two years. For non-employee directors, one twelfth of the shares subject to stock options vest on a quarterly basis over three years. All stock options expire if not exercised by the seventh anniversary of the grant date. Annual RSU awards granted in fiscal 2010 and fiscal 2011 to certain senior officers and employees vest over four years in four substantially equal annual installments on the anniversary date of the grant. Beginning in the first quarter of fiscal 2012, the Company issued RSU awards which vest over three years in three substantially equal annual installments on the anniversary date of the grant. 10% up to a maximum of 100 shares of the RSU awards granted to the Company’s US employees, excluding the executive officers on May 10, 2010, vested immediately. For non-employee directors, one twelfth of the RSU awards granted vest on a quarterly basis over three years. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated or forfeited, or fail to vest will again be available for grant under the 2010 Plan.

Key executive RSUs granted have both service conditions and certain performance conditions, relating to annual revenue and operating margin, for vesting. The key executive RSU awards granted in fiscal 2010 and fiscal 2011 have a four-year performance period. The key executive RSU awards granted in fiscal 2012 have a three-year performance period. A minimum of 50% and a maximum of 150% of base shares may vest over a three-year period, subject to the Company’s financial performance. If the performance goals are not met in a particular year, the unvested shares will be carried forward but will be forfeited if not earned by the last performance year. If performance is above target in a particular year, base shares earned will be accelerated after shares carried forward from prior years are used. However, no more than the number of shares in the initial grant can be earned.

As of December 30, 2012, performance conditions were exceeded and 130% of annual base shares vested on January 31, 2013 for the key executives that were still employed by the Company. As of December 25, 2011, due to the non-achievement of certain performance conditions only the minimum 50% of the key executive RSU awards vested on January 31, 2012. For key executive RSU grants made during the Successor period from May 10, 2010 to December 26, 2010, performance conditions were met and 100% of annual base shares vested on January 31, 2011 for the key executives that were still employed by the Company.

In the first quarter of fiscal 2012, the Company issued additional key executive RSU awards with a two-year performance period, with 100% of each target award (base shares) subject to performance goals in each of the two fiscal years following the date of grant. The two-year awards were granted to certain executives in lieu of participation in the Company’s annual cash bonus plan. The annual performance goals for these awards are the same as those for the three and four-year key executive RSU awards. A minimum of 0% and maximum of 100% of base shares vest each year, subject to performance. Unvested shares will not be carried forward and will be forfeited if not earned in any particular year. Vesting of 50% of the first year’s award was accelerated on July 31, 2012 based on achievement of the first six month’s performance targets in fiscal 2012. As of December 30, 2012, performance conditions were exceeded and 100 % of fiscal 2012 base shares vested on January 31, 2013 for these executives.

Valuation and Expense Information

The following table presents the total stock-based compensation expense by financial statement caption for the Successor (2010 Plan) and the Predecessor (2005 Plan, 2007 Plan, Saifun 2003 Plan, Saifun Semiconductor Ltd. 2001 Share Option Plan and Saifun Semiconductor Ltd. 1997 Share Option Plan), resulting from the Company’s stock options and RSU awards for the years ended December 30, 2012, December 25, 2011, and December 26, 2010.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

			Year Ended December 26, 2010
	Successor	Successor	Successor	Predecessor
	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010 (1)
	(in thousands)

Cost of sales	$6,790	$3,152	$3,161	$346
Research and development	8,696	4,472	1,520	683
Sales, general and administrative	18,877	11,573	3,642	566

Expense on forfeiture and cancellation of old equity incentive plans	-	-	-	5,457
Stock-based compensation expense before income taxes	34,363	19,197	8,323	7,052
Income tax benefit	-	-	-	-
Stock-based compensation expense after income taxes	$34,363	$19,197	$8,323	$7,052

(1) May 10, 2010 is the date on which all old equity incentive plans were cancelled and the 2010 Plan took effect.

The weighted average fair value of the Company’s stock options granted in the Successor under the 2010 Plan was $4.2 per share during fiscal 2012 and $8.62 per share during fiscal 2011. The fair value of each stock option was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions:

	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 10, 2010 to December 26, 2010

Expected volatility	50.84%	56.18%	55.44%
Risk-free interest rate	0.64%	1.45%	1.76%
Expected term (in years)	4.35	4.35	4.35
Dividend yield	0.00%	0.00%	0.00%

The Company’s dividend yield is zero because it has never paid dividends and does not have plans to do so over the expected life of the stock options. As the Company was considered a new public company upon emergence from the Chapter 11 cases, the Predecessor volatility was not relevant. The Company used the weighted average of the historical volatilities from peer companies who are in the same industry sector and have similar characteristics up until May 17, 2010 and the Successor’s volatility since May 18, 2010 to estimate the expected volatility over the expected term of the options.  The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with a remaining term equal to the expected term of the stock option. The expected term is based on the “simplified method” for developing an estimate of the expected life of a “plain vanilla” stock option. Under this approach, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates, in order to arrive at the Company’s best estimate of awards ultimately expected to vest. The Company estimated forfeitures based on historical experience related to its own stock-based awards granted subsequent to emergence from Chapter 11 in May 2010.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

As of December 30, 2012, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $43.2 million after reduction for estimated forfeitures. Such stock options and RSU awards will generally vest over an estimated weighted average amortization period of 1.79 years and 1.70 years as of December 30, 2012.

Shares Available to Grant

The numbers of shares of Class A common stock available for grant under the 2010 Plan are shown in the following table:

Shares Available For Grant
Shares reserved for grant under the 2010 Plan	6,580,240
Stock options granted through December 26, 2010, net of forfeitures	(3,027,943)
RSU awards granted through December 26, 2010, net of forfeitures	(3,040,566)
Shares reserved for grant under the 2010 plan as of December 26, 2010	511,731
Annual increase for 2011 under the 2010 Plan	4,321,911
Stock options granted through December 25, 2011, net of forfeitures	(1,779,266)
RSU awards granted through December 25, 2011, net of forfeitures	(763,988)
Key executive RSU awards granted through December 25, 2011, net of forfeitures	(140,034)
Shares available for grant under the 2010 Plan as of December 25, 2011	2,150,354
Annual increase for 2012 under the 2010 Plan	3,560,245
Stock options granted through December 30, 2012, net of forfeitures	(2,478,327)
RSU awards granted through December 30, 2012, net of forfeitures	(1,028,600)
Key executive RSU awards granted through December 30, 2012 net of forfeitures	(1,100,222)
Shares available for grant under the 2010 Plan as of December 30, 2012	1,103,450

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activities and related information under the 2010 Plan for the periods presented: [Missing Graphic Reference]

	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of May 10, 2010	-	$-	-	$-
Granted	3,193,436	$10.91
Forfeited	(165,493)	$10.51
Exercised	-	$-		$-
Outstanding as of December 26, 2010	3,027,943	$10.93	6.40	$27,875

Granted	2,490,610	$18.75
Forfeited	(711,344)	$14.21
Exercised	(511,415)	$10.51		$4,681
Outstanding as of December 25, 2011	4,295,794	$14.97	5.65	$-
Granted	2,747,400	$10.04
Forfeited	(269,073)	$13.91
Exercised	(132,229)	$10.48		$262
Outstanding as of December 30, 2012	6,641,892	$13.06	5.34	$15,228
Exercisable as of December 30, 2012	2,810,444	$14.30	4.75	$4,826

No income tax benefit was realized from stock option exercises for fiscal 2012, 2011 and 2010. Total fair value of options vested was $13.5 million for fiscal 2012, $8.6 million for fiscal 2011 and was immaterial for fiscal 2010.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table summarizes RSU award activities and related information for the periods presented:

	Shares	Weighted-Average Grant-date Fair Value
Unvested as of May 10, 2010	-	$-
Granted	1,998,565	$11.07
Forfeited	(85,514)	$10.51
Vested	(71,492)	$10.51
Unvested as of December 26, 2010	1,841,559	$11.12
Granted	1,160,345	$19.17
Forfeited	(396,357)	$13.78
Vested	(462,512)	$11.32
Unvested as of December 25, 2011	2,143,035	$14.94
Granted	1,328,143	$10.37
Forfeited	(299,543)	$13.37
Vested	(652,719)	$11.10
Unvested as of December 30, 2012	2,518,916	$13.72

The following table summarizes key executive RSU award activities and related information for the periods presented:

	Number of Shares	Weighted-Average Grant-date Fair Value
Outstanding as of May 10, 2010	-	$-
Granted	1,193,621	$10.51
Forfeited	(66,106)	$10.51
Vested	(500)	$10.51
Unvested as of December 26, 2010	1,127,015	$10.51
Granted	376,000	$19.64
Forfeited	(235,966)	$11.90
Vested	(297,093)	$10.51
Unvested as of December 25, 2011	969,956	$13.71
Granted	1,100,222	$10.04
Forfeited	-	$-
Vested	(278,007)	$10.06
Unvested as of December 30, 2012	1,792,171	$12.02

5. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.

Outstanding accounts receivable from Fujitsu Electronics Inc., Weikeng Industrial Co., Ltd. and EDOM Technology Co., Ltd., three of our distributors, accounted for 25%, 15% and 15% of our consolidated accounts receivable as of December 30, 2012, respectively. Outstanding accounts receivable from Fujitsu Electronics Inc. accounted for 40% of the Company’s consolidated accounts receivable as of December 25, 2011.

Concentration of credit risk with respect to revenues exists because revenues from one distributor, Fujitsu Electronics Inc., accounted for approximately 33% and 29% of the Company’s total net sales for fiscal 2012 and fiscal 2011; and 18% of the Company’s total net sales in the Predecessor and 23% of the Company’s total net sales in the Successor for fiscal 2010.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

6. Intangible Assets and Goodwill

Goodwill represents the allocated enterprise value in connection with fresh start accounting under ASC 852 and the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. In September 2011, the FASB amended its guidance to simplify testing goodwill for impairment, allowing an entity to first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not (> 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The Company elected to adopt this accounting guidance for the year ended December 20, 2012.

The Company has only one reporting unit. The fair value of the Company was substantially in excess of its estimated carrying amount as of the most recent quantitative analysis of goodwill impairment performed in fiscal 2011. There have been no triggering events or changes in circumstances since that quantitative analysis to indicate that the fair value of the Company would be less than its carrying amount.

The Company performed a qualitative assessment of the goodwill as of November 30, 2012 and concluded that it was more likely than not that the fair value exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: macroeconomic conditions, change in industry and competitive environment, cost factors such as increase in raw material and labor, financial performance, stock price, and other entity-specific events such as changes in management, key personnel, strategy or customers. As such, it was not necessary to perform the two-step goodwill impairment test for fiscal 2012.

Based on the Company's assessment, goodwill in the reporting unit was not impaired as of December 30, 2012 or December 25, 2011.

The changes in the carrying amount of goodwill for the year ended December 30, 2012, are as follows:

Total
(in thousands)

Goodwill as of December 26, 2010	$153,338
Goodwill from consolidation of variable interest entity (Subsequently acquired as of April 1, 2012)	5,155
Adjustment to fresh start accounting	8,598
Translation (loss)/gain	128
Goodwill as of December 25, 2011	167,219
Translation loss	(288)
Goodwill as of December 30, 2012	$166,931

On August 8, 2011, the Company entered into a design services and purchase option agreement with a private semiconductor company which was determined to be a variable interest entity (“VIE”) of which the Company was the primary beneficiary in accordance with ASC Topic 810 “Consolidation,” because the Company had the power to direct the activities of the entity through the arrangements. Consequently, the results of operations and financial condition of the VIE has been included in the consolidated financial statements of the Company effective August 8, 2011. The Company applied purchase accounting rules in accordance with ASC 805 and determined that the VIE had goodwill of $5.2 million and intangible assets of $3.0 million. On April 1, 2012, the Company acquired substantially all assets and assumed certain liabilities of the VIE under an asset purchase agreement. Goodwill and intangible assets were part of this acquisition.

During the first quarter of 2011, the Company identified certain errors totaling $9.2 million related to adjustments at Fresh Start and uncertain income tax positions taken in some of its foreign locations affecting the periods prior to May 10, 2010 (Predecessor periods). The Company assessed the errors and concluded that such errors were not material to those periods and to the expected results for the year ended December 25, 2011. Accordingly, the correction of the adjustments on the Company’s Fresh Start date and for Predecessor periods were recorded as adjustments to increase liabilities and Goodwill.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

Intangible assets at December 30, 2012 and December 25, 2011 are as follows:

	December 30, 2012			December 25, 2011
	(in thousands)
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$111,376	$(35,386)	$75,990	$100,167	$(18,828)	$81,339
Customer relationships	93,264	(25,191)	68,073	94,227	(15,427)	78,800
Trade names	8,374	(3,284)	5,090	8,374	(2,001)	6,373
IP R&D	-	-	-	11,209	-	11,209
Total	$213,014	$(63,861)	$149,153	$213,977	$(36,256)	$177,721

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Customer relationships (which is amortized over a useful life of ten years) included $10.1 million of intangibles assets arising from the acquisition of the Spansion Japan distribution business (See Note 18) as of May 24, 2010. The consolidation of a variable interest entity on August 8, 2011 increased customer relationships, trade name and developed technology by $0.4 million, $0.2 million and $2.5 million, respectively.

The changes in the gross balance of intangibles assets since December 25, 2011 resulted primarily from foreign currency translation adjustments.

 In-Process Research and Development (IPR&D)

As part of the application of fresh start accounting, approximately $43.0 million was allocated to IPR&D, which included projects that had not reached technological feasibility and had no alternative future use at the time of the valuation. These projects related to the development of process technologies to manufacture flash memory products based on 65 nanometer process technology and primarily included certain new products from the GL and FL product families.

As of December 30, 2012, all of the capitalized IPR&D from fresh start accounting, amounting to $43.0 million, reached technological feasibility and was capitalized as developed technology. Of the $43.0 million, $11.2 million was capitalized during fiscal 2012 and $31.8 million was capitalized during fiscal 2011.

The actual amortization expense and estimated future amortization expenses for the Company’s intangible assets are summarized below:

			Year Ended December 26, 2010
	Successor	Successor	Successor	Predecessor
	December 30, 2012	December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010
	(in thousands)
Amortization Expense	$27,605	$23,541	$12,267	$132

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

Estimated Future Amortization
(in thousands)
Fiscal 2013	$27,601
Fiscal 2014	27,251
Fiscal 2015	27,251
Fiscal 2016	27,419
Fiscal 2017 and beyond	39,631
Total	$149,153

7. Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets

The Company considers quarterly whether indicators of impairment of long-lived assets and intangible assets are present.

During fiscal 2012, the Company did not have any impairment triggers for long-lived assets.

During fiscal 2011, the Company tested its long-lived assets for recoverability because it believed that the downturn in the wireless market and the decision to close its facility in Kuala Lumpur (KL) were indicators of impairment.  In accordance with the guidance in ASC 360 Property, Plant, and Equipment, an impairment loss shall be recognized only if the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. That assessment shall be based on the carrying amount of the asset group at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value.  The Company’s manufacturing processes are vertical in nature and it has multiple manufacturing and test facilities. As a result, the cash flows of the Company’s assets and liabilities below the entity level are not largely independent of one another and the Company concluded impairment should be evaluated at the single entity-wide asset group (i.e., consolidated Spansion).  The Company compared the undiscounted cash flows from the use and eventual disposition with the carrying amount at the entity level.  The result was a recovery that was greater than the carrying value.  Accordingly, the Company did not record an impairment charge in fiscal 2011.

The Company did not record any impairment charges as there are no impairment triggers for the year ended December 25, 2011.

Prior to performing the asset recovery test discussed above, for the year ended December 25, 2011, the Company recorded impairment charges of approximately $19.5 million primarily due to the disposal of assets previously held for sale and other tools not in service, as well as impairment of certain prepayments to vendors.

The Company did not record any impairment charges as there are no impairment triggers for the Predecessor period from December 28, 2009 to May 10, 2010 or the Successor period from May 11, 2010 to December 26, 2010.

8. Related Party Transactions

Spansion Japan
As discussed in Note 2, in the section entitled, “Basis of Presentation,” despite its 100% equity ownership interest in Spansion Japan, the Company had not included Spansion Japan in its consolidated financial statements since March 3, 2009, because it no longer controlled Spansion Japan due to the appointment of a trustee in the Spansion Japan Proceeding. Since that date, the Company had accounted for its interest in Spansion Japan as a cost basis investment and treated Spansion Japan as a related party for financial reporting purposes. Effective June 27, 2010, Spansion Japan’s Plan of Reorganization (POR) was confirmed by the Tokyo District Court. The POR provided for Spansion Japan to redeem shares held by its shareholders without consideration, cancel such shares and issue new shares to unsecured creditors. The redemption, cancellation and new issuance were completed effective September 28, 2010. Thereafter, the Company had no equity ownership of Spansion Japan and Spansion Japan is no longer a related party to the Company.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

On February 2, 2010, the Company and Spansion Japan entered into a foundry agreement whereby the Company agreed to purchase from Spansion Japan: (i) a minimum of $110.2 million worth of wafers over six quarters beginning with the first quarter of 2010 and ending with the second quarter of 2011; and (ii) minimum sort services of $7.7 million for the first quarter of 2010 and $8.9 million for each quarter from the second quarter of 2010 to the second quarter of 2011, with both sort services and wafer production subject to normal and customary foundry performance conditions. This agreement replaced an earlier foundry agreement whereby Spansion Japan manufactured wafers for the Company based on a five-quarter rolling production forecast and in exchange, the Company reimbursed Spansion Japan for its manufacturing cost, plus a surcharge of 6%. The Company’s motion to reject the earlier foundry agreement was approved by the U.S. Bankruptcy Court on November 19, 2009.

On August 31, 2010, Spansion Japan sold its manufacturing facilities to a subsidiary of Texas Instruments (TI). At the same time the Company terminated its foundry agreement with Spansion Japan and entered into a new foundry agreement with TI whereby the Company agreed to purchase from TI: (i) a minimum of $235.5 million worth of wafers over eight quarters, beginning with the third quarter of 2010 and ending with the second quarter of 2012; and (ii) minimum sort services of $8.9 million for each quarter from the fourth quarter of 2010 to the second quarter of 2011 and $8.5 million each from the third quarter of 2011 through the second quarter of 2012, with both sort services and wafer production to be subject to normal and customary foundry performance conditions.

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

The following table presents the significant related party transactions between the Company and Spansion Japan for the year ended December 26, 2010:

	Year Ended December 26, 2010
	Successor	Predecessor
	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010
	(in thousands)

Sales to Spansion Japan	$5,240	$78,705
Wafer purchases from Spansion Japan	$30,039	$80,160
Payment to Spansion Japan for services (R&D)	$143	$2,686

Fujitsu

Fujitsu Limited (Fujitsu) was a holder of greater than 10% of the Company’s voting securities prior to its emergence from the Chapter 11 Cases on May 10, 2010. On emergence from the Chapter 11 Cases, the Company’s common stock issued prior to May 10, 2010 was cancelled and New Class A common stock was issued in accordance with the Plan. As a result, Fujitsu no longer held greater than 10% of the Company’s voting securities and ceased to be a related party on that date.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

Silver Lake Sumeru Fund, L.P.

SLS Spansion Holdings, LLC and its affiliates are holders of greater than 10% of the Company’s voting securities as of December 30, 2012 and two affiliates of Silver Lake Sumeru Fund L.P. are members of the Company’s Board of Directors. On April 30, 2011, the Company entered into a purchase agreement with SL Capital Appreciation Fund, L.L.C., Silver Lake Sumeru Fund, L.P. and Silver Lake Credit Fund, L.P. (collectively, the “Sellers”) to purchase all rights with respect to certain claims against the Debtors under the Chapter 11 Cases held by the Sellers that will be settled with Spansion common shares. The aggregate purchase price paid by Spansion for all rights was approximately $29.0 million and was recognized in stockholder’s equity as a component of additional paid in capital.

The purchase agreement and the transactions thereunder were approved by the non-interested directors of the Company’s Board and also by an order of the Bankruptcy Court under the Chapter 11 Cases on May 31, 2011.

9. Debt

The following table summarizes the Company’s debt at December 30, 2012 and December 25, 2011:

	December 30 , 2012	December 25 , 2011
	(in thousands)
Debt:
Senior Secured Term Loan	$216,295	$247,082
Senior Unsecured Notes	200,000	200,000
China Working Capital loan facility	-	2,317
Total debt	$416,295	$449,399
Less: current portion	5,382	4,222
Long-term debt	$410,913	$445,177

Senior Secured Term Loan (Term Loan)

On February 9, 2010, Spansion LLC, the wholly owned operating subsidiary of the Company, borrowed $450 million under the Term Loan pursuant to which the Company incurred financing points, fees to the arrangers and legal costs of approximately $11.1 million, which were charged to interest expense in the Predecessor. In addition, the Company paid the lenders approximately $10 million of financing fees upon the release of Term Loan funds from escrow.

During the third quarter of fiscal 2010, the Company entered into a hedging arrangement with a financial institution to hedge the variability of interest payments on the Term Loan attributable to fluctuations in the LIBOR benchmark interest rate. The Company entered into a $250 million interest rate swap where it pays the independent swap counterparty a fixed rate of 2.42% and, in exchange, the swap counterparty pays the Company an interest rate equal to the floor rate of 2% or three-month LIBOR, whichever is higher. These swap agreements effectively fixed the interest rate at 7.92% through 2013 for the $250 million of the Term Loan.

On November 9, 2010, Spansion LLC amended its Term Loan agreement, to include, among other things, provisions allowing issuance of the $200 million Senior Notes, reduction in interest rates, removing the requirement to maintain interest rate hedging arrangements and amending its financial covenants. Due to the amendment of the term loan, the critical terms of the swap and the Term Loan were no longer matched and the hedge was rendered ineffective. As a result, the hedge has been de-designated as a cash flow hedge in accordance with ASC Topic 815 Derivatives and Hedging, and the mark-to-market of the swap has been reported as a component of Interest expense beginning in the fourth quarter of fiscal 2010. See Note 13 for further details.

On May 12, 2011, Spansion LLC further amended its Term Loan to reduce the margin on base rate loans from 3.75% per annum to 2.50% per annum, to reduce the margin on Eurodollar rate loans from 4.75% per annum to 3.50% per annum, and to reduce the LIBOR floor on Eurodollar rate loans from 1.75% to 1.25%, effective as of May 16, 2011. The Company incurred a $2.5 million re-pricing penalty associated with the amendment of the Term Loan which was capitalized as a discount to the Term Loan in accordance with the guidance under ASC Topic No. 470, Debt.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

          On December 13, 2012 Spansion LLC again amended its Term Loan, giving it the ability to add incremental term loans in an aggregate amount for all such increases not to exceed (a) $100 million less the aggregate amount of incremental facilities under the 2012 Revolving Credit Facility and (b) an additional amount if, after giving effect to the incurrence of such additional amount, Spansion LLC is in compliance with a senior secured leverage ratio of 2.75:1.00.  On the closing date of the new Term Loan Facility, Spansion LLC paid the lenders an upfront fee of approximately $1.1 million.

          The Term Loan Facility has a six year maturity (December 13, 2018), provided, that if Spansion LLC’s 7.875% Senior Notes due 2017 are not refinanced or exchanged for debt with a maturity date later than the maturity date of the Term Loan Facility or otherwise redeemed or retired in full, in each case prior to May 15, 2017, the Term Loan Facility will mature on May 15, 2017. The Term Loan Facility amortizes in equal quarterly installments aggregating 1.0% per annum of the face value of $218.8 million.

          The Term Loan Facility is secured by a first priority security interest in, among other items, (i) all equity interests of Spansion Technology, Spansion LLC and each of its direct and indirect domestic subsidiaries, and certain intercompany debt, (ii) all present and future tangible and intangible assets of Spansion LLC and its direct and indirect domestic subsidiaries, and (iii) all proceeds and products of the property and assets described in (i) and (ii). The collateral described in the foregoing sentence also secures the 2012 Revolving Credit Facility described below and certain hedging arrangements on an equal priority basis.

 Spansion LLC may elect that the loans under the Term Loan Facility bear interest at a rate per annum equal to (i) 3.00% per annum plus the highest of (a) the prime lending rate, and (b) the Federal Funds rate plus 0.50%; or (ii) 4.00% per annum plus a 1-month, 3-month, or 6-month LIBOR rate (or 9-month and 12-month LIBOR rate with the consent of all the lenders), subject to a 1.25% floor. The default rate is 2.00% above the rate otherwise applicable.

          The Term Loan Facility may be optionally prepaid at any time without premium, provided that, prior to the first anniversary of the closing date of the Term Loan Facility, a prepayment premium of 1% will be applied to any prepayment or refinancing of any portion of the Term Loan Facility in connection with Spansion LLC’s incurrence of debt with a lower interest rate or any amendment to the Term Loan Facility that has the effect of reducing the effective yield. The Term Loan Facility is subject to mandatory prepayments in an amount equal to: (a) 100% of the net cash proceeds from the sale or other disposition of all or any part of the assets or extraordinary receipts of Spansion Inc. or any of its subsidiaries, in excess of $10 million per fiscal year, respectively, subject to certain reinvestment rights, (b) all casualty and condemnation proceeds received by Spansion Inc. or any of its subsidiaries in excess of $10 million individually or in an aggregate amount, subject to certain reinvestment rights, (c) 50% of the net cash proceeds received by Spansion Inc. or any of its subsidiaries from the issuance of debt after the closing date of the Term Loan Facility (other than certain permitted indebtedness) and (d) 50% of excess cash flow of Spansion Inc. and its subsidiaries, or 25%, if Spansion LLC has a leverage ratio of 2.5 to 1.0 or less, respectively. Voluntary prepayments will be applied to the remaining scheduled principal repayment installments of the Term Loan Facility on a pro-rata basis, while mandatory prepayments will be applied to remaining scheduled amortization as directed by Spansion LLC.

          Under the Term Loan Facility, the Company is subject to a number of covenants, including limitations on (i) liens and further negative pledges, (ii) indebtedness, (iii) loans and other investments, (iv) mergers, consolidations and acquisitions, (v) sales, transfers and other dispositions of assets, (vi) and dividends and other distributions subject to a $50 million general restricted payment basket and an additional builder basket resulting from excess cash flow and certain proceeds.

As of December 30, 2012, the Company was in compliance with all of the Term Loan Facility’s covenants.

2010 Revolving Credit Facility

On May 10, 2010, the Company entered into revolving credit facility (the “2010 Revolving Credit Facility”) with Bank of America and other financial institutions, which provided up to $65 million to supplement its working capital. The 2010 Revolving Credit Facility limited borrowings to 85% of eligible accounts receivable and 25% of ineligible receivables subject to a cap of $10 million, net of reserves. The 2010 Revolving Credit Facility was subject to a number of covenants including a fixed charge coverage ratio of 1.00 to 1.00 when qualified cash and availability under the facility is below $60 million.

On November 9, 2010, the Company, Spansion LLC and certain of Spansion LLC’s subsidiaries amended the Loan and Security Agreement with the lenders to include, among other things, allowing for the issuance of the $200 million Senior Notes and increasing the reporting trigger threshold from less than $60 million of availability and qualified cash to $80 million and the covenant trigger threshold from less than $40 million of availability and qualified cash to $60 million.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

On May 12, 2011, the Company amended the 2010 Revolving Credit Facility in a manner similar to the Term Loan.

On August 15, 2011, the Company further amended the 2010 Revolving Credit Facility. The amendment included, among other charges, a reduction of the commitment from $65 million to $40 million, reduction in the interest rate by 0.75% and a reduction in the frequency of certain reporting requirements from monthly to quarterly.

On December 13, 2012, the Company voluntarily terminated the 2010 Revolving Credit Facility and all outstanding fees and expenses due were paid off at termination.

2012 Revolving Credit Facility

On December 13, 2012, the Company entered into the Revolving Credit Agreement (the “2012 Revolving Credit Facility”) with Morgan Stanley Bank, N.A. and other financial institutions.

The 2012 Revolving Credit Facility consists of a principal amount of $50 million, with up to $25 million available for issuance of letters of credit and up to $15 million available as a swing line sub-facility. The size of the commitments under the 2012 Revolving Credit Facility may be increased in an aggregate amount for all such increases not to exceed (a) $230 million less the aggregate amount of incremental facilities under the Term Loan Facility plus (b) an additional $50 million if, after giving effect to the incurrence of such additional amount, Spansion LLC is in compliance with a senior secured leverage ratio of 2.75:1.00. The 2012 Revolving Credit Facility has a five year maturity (December 13, 2017).

There is no amortization of loans drawn under the 2012 Revolving Credit Facility. Drawings in respect of any letter of credit will be reimbursed by Spansion LLC on the same business day. To the extent such drawings are not reimbursed on the same business day, the drawing converts to a revolving loan. No drawings were made on the closing date of the 2012 Revolving Credit Facility.

Spansion LLC may elect that the loans under the 2012 Revolving Credit Facility bear interest at a rate per annum, equal to (i) a rate per annum as set forth under “Revolver Base Rate Loans” in the grid below plus the highest of (a) the prime lending rate, (b) the Federal Funds rate plus 0.50%, and (c) the LIBOR rate for an interest period of one-month plus 1.00%; or (ii) a rate per annum as set forth under “Revolver LIBOR Loans” in the grid below plus a 1-month, 3-month, or 6-month LIBOR rate (or 9-month and 12-month LIBOR rate with the consent of all the lenders). The default rate is 2.00% above the rate otherwise applicable.

Leverage Ratio	Revolver LIBOR Loans	Revolver Base Rate Loans
> 2.00:1.00	2.50%	1.50%
≤ 2.00:1.00	2.25%	1.25%

          On the closing date of the 2012 Revolving Credit Facility, Spansion LLC paid each lender an upfront fee in an amount equal to 0.375% of the commitment amount of such lender. Spansion LLC is also liable for a per annum unused commitment fee according to the leverage ratio below payable (i) quarterly in arrears and (ii) on the date of termination or expiration of the commitments.

Leverage Ratio	Unused Commitment Fees
> 2.00:1.00	0.50%
≤ 2.00:1.00	0.375%

          The 2012 Revolving Credit Facility is secured by a first priority security interest in, among other items, (i) all equity interests of Spansion Technology, Spansion LLC and each of its direct and indirect domestic subsidiaries, and certain intercompany debt, (ii) all present and future tangible and intangible assets of Spansion LLC and its direct and indirect domestic subsidiaries, and (iii) all proceeds and products of the property and assets described in (i) and (ii). The collateral described in the foregoing sentence also secures the Term Loan Facility and certain hedging arrangements on an equal priority basis.

           The 2012 Revolving Credit Facility may be optionally prepaid and unutilized commitments reduced at any time without premium or penalty. The 2012 Revolving Credit Facility is subject to mandatory prepayments, after payment in full of the outstanding loans under the Term Loan Facility, in an amount equal to 100% of the net cash proceeds from the sale or other disposition (including by way of casualty or condemnation) of all or any part of the assets and extraordinary receipts of Spansion Inc. or any of its subsidiaries in excess of $10 million per fiscal year after the closing date of the 2012 Revolving Credit Facility (with certain exceptions and reinvestment rights).

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

           The Company is subject to (i) a minimum fixed coverage ratio of 1.25:1 and (ii) a maximum leverage ratio of 3.5:1; only if loans are drawn under the 2012 Revolving Credit Facility or letters of credit in excess of $5 million in aggregate are outstanding under the 2012 Revolving Credit Facility.

           Under the terms of the 2012 Revolving Credit Facility, the Company is subject to a number of covenants, including limitations on (i) liens and further negative pledges, (ii) indebtedness, (iii) loans and other investments, (iv) mergers, consolidations and acquisitions, (v) sales, transfers and other dispositions of assets, (vi) and dividends and other distributions subject to a $50 million general restricted payment basket and an additional builder basket resulting from excess cash flow and certain proceeds.

           As of December 30, 2012, availability on the 2012 Revolving Credit Facility was $50 million with no outstanding balance.  The Company was in compliance with all of the 2012 Revolving Credit Facility’s covenants as of December 30, 2012.

Senior Unsecured Notes

On November 9, 2010, Spansion LLC completed an offering of $200 million aggregate principal amount of 7.875% Senior Notes due 2017. The Senior Notes were issued at face value, resulting in net proceeds of approximately $195.6 million after related  expenses. The Senior Notes are general unsecured senior obligations of Spansion LLC and are fully and unconditionally guaranteed by the Company and Spansion Technology LLC on a senior unsecured basis. Interest is payable on May 15 and November 15 of each year beginning May 15, 2011 until and including the maturity date of November 15, 2017.

Prior to November 15, 2013, Spansion LLC may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make-whole” premium. Thereafter, Spansion LLC may redeem all or part of the Senior Notes at any time at the redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the date of redemption.

In addition, on or prior to November 15, 2013, Spansion LLC may redeem up to 35% of the Senior Notes with the proceeds of certain sales of equity securities at 107.875% (100% of the principal amount plus a premium equal to the interest rate applicable to the Senior Notes), plus accrued and unpaid interest, if any, to the date of redemption.

Upon a change of control (as defined in the Indenture), holders of the Senior Notes may require Spansion LLC to repurchase all of their notes at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of redemption.

Certain events are considered “Events of Default,” which may result in the accelerated maturity of the Senior Notes, including: (i) a default in any interest, principal or premium amount payment; (ii) a merger, consolidation or sale of all or substantially all of its property; (iii) a breach of covenants in the Senior Notes indenture; (iv) a default in certain debts; (v) if the Company incurs any judgment for the payment of money in an aggregate amount in excess of $25 million; or (vi) if a court enters certain orders or decrees under any bankruptcy law. Upon occurrence of one of these events, the trustee or certain holders may declare the principal of and accrued interest on all of the Senior Notes to be immediately due and payable. If certain events of bankruptcy, insolvency or reorganization with respect to the Company occur, all amounts on the Senior Notes shall be due and payable immediately without any declaration or other act by the trustee or holders of the Senior Notes.

Pursuant to the terms of the registration rights agreement entered into in connection with the issuance of the Senior Notes, the Company registered an offer to exchange the Senior Notes for substantially identical notes with the SEC effective December 5, 2011.

Covenants in the Senior Notes indenture include limitations on the amount of dividends that can be declared or made. The most restrictive covenants allow dividends up to approximately $81.8 million.

As of December 30, 2012, the Company was in compliance of the covenants under the Senior Notes indenture.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

China working capital loan facility

          As of December 25, 2011, as a result of the consolidation of a variable interest entity or VIE, the Company included the VIE’s working capital loan facilities into its consolidated financial statements.

As of December 25, 2011 China working capital Loan
	Facility 1	Facility 2
Outstanding amount in USD (in thousands, converted from RMB as of December 25, 2011)	1,551	789
Outstanding amount in RMB (in thousands)	9,830	5,000
Date of entering into the loan agreement	March 26, 2010	April 1, 2011
Interest	Interest free	Interest free
Repayment terms	On completion of asset purchase of asset purchase	On receipt of venture capital funding capital funding
Collateral	70% of the VIE's equity	None

On April 1, 2012, the Company acquired substantially all assets and assumed certain liabilities of the VIE under an asset purchase agreement and the entity ceased to be a VIE of the Company as of the acquisition date. The China Working Capital loan facility was not a part of the acquisition and therefore was not included in the Company’s consolidated financial statements as of December 30, 2012.

Impact of Chapter 11 Cases

As discussed in Note 18, the accounting guidance for entities in Chapter 11 reorganization provides that interest expense should be reported only to the extent that it will be paid during the Chapter 11 Cases proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. On that basis, the Company ceased accruing interest as of the Petition Date (March 1, 2009) on its Senior Notes and Exchangeable Senior Subordinated Debentures. In addition, accretion of the discounted carrying value of the Exchangeable Senior Subordinated Debentures ceased on March 1, 2009. The Company continued to accrue interest on its Senior Secured Floating Rate Notes (FRNs) through the Emergence Date and the UBS loan secured by auction rate securities.

Impact of Emergence from Chapter 11 Cases

The FRNs and Exchangeable Senior Subordinated Debentures were settled by distribution from the 46,247,760 shares of the Company’s Class A common stock reserved for holders of allowed general, unsecured claims. On May 10, 2010, the unamortized portion of the capitalized financing costs related to these two debts was fully written off as a result of the Company’s Plan adjustments.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

Future Debt Payments

For each of the next five years and beyond, the scheduled maturities of the Company’s debt as of December 30, 2012, are as follows:

(in thousands)
Fiscal 2013	$31,185
Fiscal 2014	29,288
Fiscal 2015	29,169
Fiscal 2016	29,079
Fiscal 2017	232,169
Fiscal 2018 and beyond	213,798
564,688
Less: Interest	(145,899)
Total	$710,587

Predecessor

As of May 10, 2010, the convertible debt instruments issued in June 2006 in the Predecessor were included in liabilities subject to compromise and were fully retired as part of Chapter 11 proceedings accounting. See Note 18 for further details of fresh start accounting.

10. Interest Income and Other Income, Net

Interest income and other income, net consists of:

			Year Ended December 26, 2010
	Successor	Successor	Successor	Predecessor
	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010
	(in thousands)
Reversal of Tessera claim reserve	$4,033	$-	$-	$-
Interest income	1,226	1,155	915	746
Preferential claim receipts	1,171	2,542	717	-
Gain on previously impaired auction rate securities	1,059	-	-	-
Refinancing cost for Term loan	(1,932)	(831)	-	-
Exchange (loss)/ gain	(869)	38	483	(791)
Loss on early extinguishment of debt	-	-	(1,988)	-
Other income (expense)	-	1,050	48	(2,859)
	$4,688	$3,954	$175	$(2,904)

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

11. Income Taxes

Income (loss) before income taxes consists of-

			Year Ended December 26, 2010
	Successor	Successor	Successor	Predecessor
	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010
			(in thousands)
Domestic operations	$(26,399)	$(74,554)	$(110,172)	$454,459
Foreign operations	63,782	40,043	15,575	(89,195)
Totals	$37,383	$(34,511)	$(94,597)	$365,264

The provision for income taxes consists of:

			Year Ended December 26, 2010
	Successor	Successor	Successor	Predecessor
	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010
			(in thousands)
Current:
U.S. federal	$5,121	$5,582	$-	$-
U.S. state and local	173	30	(43)	17
Foreign national and local	1,532	9,355	2,974	1,659
	$6,826	$14,967	$2,931	$1,676
Deferred:
U.S. federal	-	-	-	-
U.S. state and local	-	-	-	-
Foreign national and local	6,173	6,070	(830)	(36)
	6,173	6,070	(830)	(36)
Expense for income taxes	$12,999	$21,037	$2,101	$1,640

Income tax expense recorded for the fiscal 2012 differs from the income tax expense that would be derived by applying a U.S. statutory 35% to the income before income taxes due to the Company’s ability to benefit from U.S. operating losses, and income that was earned and tax effected in foreign jurisdiction with different tax rates. The income tax expense includes $4.1 million related to withholding tax on Samsung licensing revenue.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 30, 2012 and December 25, 2011 are as follows:

	Successor
	December 30, 2012	December 25, 2011
	(in thousands)
Deferred tax assets:
NOL and credit carryforwards	$311,124	$332,821
Deferred distributor income	6,981	12,360
Inventory valuation	21,123	30,803
Reserves and Accruals	15,752	8,994
Property, plant and equipment	20,340	44,436
Other	18,054	12,689
Total deferred tax assets	393,374	442,103
Less: valuation allowance	(326,405)	(351,993)
	66,969	90,110
Deferred tax liabilities:
Inventory valuation	-	(4,462)
Intangibles basis difference	(48,878)	(58,803)
Unremitted Earnings	(14,984)	(17,497)
Other	(2,954)	(3,315)
Total deferred tax liabilities	(66,816)	(84,077)
Net deferred tax assets	$153	$6,033

     For the period ended December 30, 2012, the net valuation allowance decreased by $25.6 million over the period ended December 25, 2011 primarily due to the utilization of net operating losses.

As of December 30, 2012, the Company had U.S. federal and state net operating loss carry forwards of approximately $992.2 million and $218.8 million, respectively.  Approximately $492.2 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. These net operating losses, if not utilized, expire from 2016 to 2031. The Company also has U.S. federal credit carryovers of $1.0 million which expire from 2020 to 2021. The Company also has state tax credits of $17.3 million, which includes California state tax credits of $16.5 million which can be carried forward indefinitely.

If the Company were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, such as an offering of its common stock, its ability to utilize its federal and state net operating loss carry forwards  may be limited under certain provisions of the Internal Revenue Code. As a result, the Company may incur greater tax liabilities than it would in the absence of such a limitation.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

The table below displays the reconciliation between statutory federal income taxes and the total provision for income taxes.

	Tax	Rate
	(in thousands, except for percentages)
Year ended December 30, 2012
Statutory federal income tax expense	$13,084	35.0%
State taxes	173	0.5%
Foreign income tax at other than U.S. rates	(9,679)	(25.9%)
Valuation allowance	9,421	25.2%
Expense for income taxes	$12,999	34.8%
Year ended December 25, 2011
Statutory federal income tax expense	$(12,079)	35.0%
State taxes	30	(0.1%)
Foreign income tax at other than U.S. rates	15,810	(45.8%)
Valuation allowance	17,276	(50.1%)
Expense for income taxes	$21,037	(61.0%)
Period from May 11, 2010 to December 26, 2010
Statutory federal income tax expense	$(33,107)	35%
State and federal taxes	(43)	0.0%
Foreign income tax at other than U.S. rates	(3,309)	3.5%
Valuation allowance	38,560	(40.8%)
Expense for income taxes	$2,101	(2.2%)
Period from December 28, 2009 to May 10, 2010
Statutory federal income tax expense	$127,842	35.0%
State and federal taxes	17	0.0%
Foreign income tax at other than U.S. rates	32,841	9.0%
Cancellation of debt income exclusion	(151,916)	(41.6%)
Valuation allowance	(7,144)	(2.0%)
Expense for income taxes	$1,640	0.4%

The Company has made no provision for U.S. income taxes on approximately $102 million of cumulative undistributed earnings of certain foreign subsidiaries at December 30, 2012 because it is the Company’s intention to reinvest such earnings permanently. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at December 27, 2009	$4,050
Additions based on tax positions related to the current year	52,071
Additions for tax positions of prior years	31
Reductions for tax positions of prior years	(2,537)
Lapse of statue of limitations	(31)
Balance at December 26, 2010	$53,584
Additions based on tax positions related to the current year	1,504
Additions for tax positions of prior years	28,627
Reductions for tax positions of prior years	(2,877)
Lapse of statue of limitations	(468)
Balance at December 25, 2011	$80,370
Additions based on tax positions related to the current year	2,126
Additions for tax positions of prior years	965
Reductions for tax positions of prior years	(1,422)
Lapse of statue of limitations	(1,081)
Balance at December 30, 2012	$80,958

All of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate. However, $67.6 million of the unrecognized tax benefits are currently offset against net operating loss carry forwards and tax credit carry forwards subject to a full valuation allowance.

The Company recognized adjustments to interest and penalties related to unrecognized tax benefits in income tax expense and such amounts were $0.3 million for the period ended December 30, 2012.

The Company is subject to taxation in the United States and various states, such as California and Texas, and foreign jurisdictions such as Israel, Japan, Malaysia, and Thailand. The Company’s tax years beginning in 2007 are subject to examination by the tax authorities. With few exceptions, the Company is not subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

The Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

12. Fair Value Measurement

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

Cash equivalents, auction rate securities and marketable securities are classified within Level 1 or Level 2. This is because the Company values them using quoted market prices or alternative pricing sources and models utilizing observable market inputs. Foreign currency forward contracts and interest rate derivative contracts are classified as Level 2 because the valuation inputs are based on quoted prices and observable market data of similar instruments. The Company principally executes its foreign currency contracts in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The valuation inputs for the Company’s foreign currency contracts are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

In determining the fair value of the Company’s interest rate swap, the Company uses the present value of expected cash flows based on observable market interest rate yield curves and interest rate volatility commensurate with the term of each instrument. As of December 30, 2012, the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following and are categorized in the table below based upon the fair value hierarchy:

	December 30, 2012					December 25, 2011
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
	(in thousands)

Money market funds	$1,181	$-	$-	$1,181	(1)	$1,172	$-	$-	$1,172	(2)
Commercial paper	-	14,980	-	14,980	(1)	-	24,963	-	24,963	(2)
Foreign currency forward contracts	-	3,032	-	3,032		-	20	-	20
Auction rate securities	-	1,530	-	1,530		-	-	-	-
Total financial assets	$1,181	$19,542	$-	$20,723		$1,172	$24,983	$-	$26,155

Foreign currency forward contracts	-	296	-	296		-	-	-	-
Interest rate swaps	-	514	-	514		-	1,443	-	1,443
Total financial liabilities	$-	$810	$-	$810		$-	$1,443	$-	$1,443

(1) Total cash and cash equivalents, short-term investments of $313.9 million as of December 30, 2012 includes cash of $297.7 million held in operating accounts, $1.2 million in money market funds and $15.0 million in commercial paper.

(2) Total cash and cash equivalents, short-term investments of $262.7 million as of December 25, 2011 includes cash of $236.5 million held in operating accounts, $1.2 million in money market funds and $25.0 million in commercial paper.

Fair Value of Other Financial Instruments not carried at Fair Value
Substantially all of the Company’s long-term debt is traded in the market and the fair value in the table below is based on the quoted market price as of December 30, 2012 and December 25, 2011 and is Level 1. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	December 30, 2012		December 25, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt traded in the market :
Term Loan	$216,295	$217,917	$249,181	$246,066
Senior Unsecured Notes	200,000	201,000	200,000	179,000
Debt not traded in the market	-	-	2,317	2,317
Total Debt Obligations	$416,295	$418,917	$451,498	$427,383

The fair value of the Company’s long-term debt that is not traded in the market was estimated by considering the interest rates and the terms of the debt and it is Level 3. The fair value of the Company’s accounts receivable and accounts payable approximates their carrying value.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)
13.  Derivative Financial Instruments

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

Cash Flow Hedges

The Company’s foreign currency forward contracts that were designated as cash flow hedges are carried at fair value and have maturities between three and eight months. The Company entered into the cash flow hedges to protect non-functional currency revenue against variability in cash flows due to foreign currency fluctuations. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The maximum original duration of any contract allowable under the Company’s hedging policy is fifteen months. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a quarterly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets, until the forecasted transaction occurs. Interest charges or “forward points” on the forward contracts are excluded from the assessment of hedge effectiveness and are recorded in interest and other income (expense), net in the accompanying Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net in its Consolidated Statements of Operations at that time. There were no such gains or losses recognized in interest and other income (expense), net, for the year ended December 30, 2012.

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in interest and other income (expense), net in its Consolidated Statements of Operations. There was no net gain or loss recognized for cash flow hedges due to hedge ineffectiveness for the year ended December 30, 2012.

At December 30, 2012, the Company had no outstanding forward contracts that were designated as cash flow hedges.

The following table summarizes the activity related to derivatives in accumulated other comprehensive income (loss), net of tax:

	Year Ended
	December 30, 2012	December 25, 2011
	(in thousands)

Beginning balance	$-	$-
Net loss reclassified into earnings	(740)	-
Net unrealized hedge gain arising during the period	741	-
Ending balance	$1	$-

The Company expects to reclassify the ending balance related to derivatives in accumulated other comprehensive income (loss) to earnings over the next twelve months as the related forecasted transactions occur.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)
Non-designated Hedges

The Company also hedges net receivables and payables denominated in Japanese yen with foreign exchange forward contracts to reduce the risk that its earnings and cash flows will be affected by changes in foreign currency exchange rates. These forward contracts are not designated hedges and are carried at fair value with changes in the fair value recorded as part of interest and other income (expense) in the accompanying Consolidated Statements of Income. These forward contracts do not subject the Company to additional material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the monetary assets and liabilities being hedged. Total notional amounts of outstanding contracts were as summarized in the table below:

Buy / Sell	December 30, 2012	December 25, 2011
(in millions)

Japanese Yen / US dollar	JPY 1,028.7/$12.3	-
US dollar / Japanese Yen	$45.1/ JPY 3,614	$33.3 / JPY 2,595

Interest Rate Swap

The Company is exposed to the variability of quarterly interest payments on its Term Loan due to changes in the LIBOR above the floor rate of 1.25%. To mitigate this interest rate risk and comply with the hedging requirement in the initial Term Loan agreement, the Company entered into a series of interest rate swaps to manage the interest rate risk associated with its borrowings in the third quarter of fiscal 2010. The hedging requirement in the Term Loan agreement was removed when the Term Loan was amended in November 2010.  However, the interest rate swaps remained in place as of December 30, 2012.

The Company has approximately $216.3 million outstanding under the Term Loan as of December 30, 2012. The swap agreements have an aggregate notional amount of $250 million and expire on May 17, 2013. Under these agreements, the Company pays the independent swap counterparty a fixed rate of 2.42% and, in exchange, the swap counterparty pays the Company an interest rate equal to the floor rate of 2% or three-month LIBOR, whichever is higher.

As of November 9, 2010, due to the amendment of the Term Loan, the critical terms of the swaps and the Term Loan were no longer matched.  Accordingly, the hedge no longer qualified as a cash flow hedge.  As a result, the mark-to-market of the swaps has been reported as a component of interest expense since the fourth quarter of fiscal 2010.

The effects of derivative instruments on the Consolidated Statements of Operations are as follows:

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
	(in thousands)
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts
Net unrealized hedge gain arising during the period (1)	$741	$-	$-
Net loss reclassified into earnings (2)	$(740)	$-	$-
Derivatives Not Designated as Hedging Instruments
Net loss (gain) recognized in income
Swap interest expense (3)	$144	$1,328	$1,329
Foreign exchange forward contracts (4)	$(1,511)	$3,677	$1,011

(1) Net change in the fair value of the effective portion classified in other comprehensive income (OCI)
(2) Effective portion classified as net product revenue
(3) Classified in interest expense
(4) Classified in interest income and other

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

The gross fair values of derivative instruments on the Consolidated Balance Sheets were as follows:

	December 30, 2012		December 25, 2011
Balance sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(in thousands)
Prepaid expenses and other current assets
Foreign Currency Forward Contracts	$-	$3,032	$-	$20

Other accrued liabilities
Interest rate Swap	$-	$514	$-	$1,011
Foreign Currency Forward Contracts	$-	$296	$-	$-

Other long-term liabilties
Interest rate Swap	$-	$-	$-	$432

14. Restructuring Charges

          Costs associated with restructuring activities are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 712, Compensation - Nonretirement Postemployment Benefits, as applicable. The determination of when the Company accrues for severance and benefits costs and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an ongoing benefit arrangement.

Fiscal 2011 Restructuring Plan:

Beginning in the fourth quarter of fiscal 2011, the Company initiated a restructuring plan as part of a company-wide cost saving initiative aimed to reduce operating costs in response to the global economic challenges and the rapid change in the China wireless and handset market. In the area of reducing costs and improving efficiencies, the Company announced reduction of headcount in several locations and the closure of the assembly, test, mark and pack facility in Kuala Lumpur which was completed in the first quarter of 2012.

During the second quarter of fiscal 2012, the Company sold its land and building relating to the KL facility for net proceeds of $38.6 million and realized a gain of $28.4 million. Total costs incurred under the fiscal 2011 restructuring plan through December 30, 2012 were $22.6 million.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

Restructuring charges for the years ended December 30, 2012, December 25, 2011were as follows:

	Fiscal 2011 Restructuring Plan
	Successor
	Year Ended December 30, 2012	Year Ended December 25, 2011
	(in thousands)

Accrued restructuring balance, beginning of period:	$8,087	$-
Provision:
Gain on sale of equipment	(3,798)	-
Asset relocation fees	4,686	177
Depreciation and asset impairment charges	2,070	164
Severance and others	3,550	11,954
Restructuring charges	6,508	12,295
Non-cash adjustments(1)	1,568	(4)
Cash payments	(15,625)	(4,204)
Accrued restructuring balance, end of period:	$538	$8,087

(1) Non-Cash adjustments for the year ended December 30, 2012 relate to asset impairment charges, gain on sale of equipment and foreign currency translations.

Fiscal 2009/10 Restructuring Plan:

 During the period from December 28, 2009 to May 10, 2010, and during fiscal 2009, as part of its ongoing strategic effort to reduce cost and conserve cash, the Company eliminated regular and contract positions globally, through planned consolidations, attrition, and a reduction in regular, contract and temporary workers in manufacturing, engineering, management and administrative support functions.  During the first quarter of fiscal 2012, there was a restructuring credit of $0.8 million as a result of the Company having prevailed in a labor-related lawsuit in conjunction with the 2009 restructuring activities in Thailand. Total costs incurred through December 30, 2012 under this restructuring plan were $43.2 million.

The Company does not expect to incur further restructuring charges under the 2011 and 2009/10 Restructuring Plans.

15. Segment Reporting

The Company operates and measures its results in one reportable segment which primarily relates to the design, manufacture and development of Flash memory semiconductor products. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table presents a summary of net sales by geographic areas for the periods presented:

			Year Ended December 26, 2010
	Successor	Successor	Successor	Predecessor
	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010
	(in thousands)
Geographical sales (1):
Net sales to external customers:
United States of America	$89,905	$124,756	$77,243	$37,715
China	189,618	302,356	264,125	140,014
Korea	44,918	59,144	27,341	19,436
EMEA	158,572	178,464	114,445	67,477
Japan	273,303	281,563	-	-
Others	159,616	123,600	91,402	58,860
Net sales to related parties:
Japan (2)	-	-	190,131	80,117

Total	$915,932	$1,069,883	$764,687	$403,619

(1) Geographical sales are based on the customer’s bill-to location.
(2)   During the second quarter of fiscal 2010, the Company: a) purchased Spansion Japan’s distribution business and began distributing its products in Japan through its wholly owned subsidiary, Nihon Spansion Limited; and b) began selling its products directly to Fujitsu through Nihon Spansion Limited.

Revenues from one distributor, Fujitsu Electronics Inc., accounted for more than 10% of the Company’s net sales in the year ended December 30, 2012 and December 25, 2011. None of the end customers accounted for more than 10% of the Company’s net sales for the fiscal year 2012, 2011 and 2010.

        Long-lived assets information is based on the physical location of the assets at the end of each fiscal year. The following table presents a summary of long-lived assets by geography:

	Succesor
	December 30, 2012	December 25, 2011
	(in thousands)
Net property, plant and equipment:
United States	$148,584	$165,442
Malaysia	2,555	21,929
Thailand	23,455	19,287
Other countries	2,134	2,569
Total	$176,728	$209,227

16. Capital Structure

Upon emergence from the Chapter 11 Cases, the Company is authorized to issue under its Amended and Restated Certificate of Incorporation the following shares of capital stock is: (i) 150,000,000 shares of Class A Common Stock, par value $0.001 per share; (ii) one share of Class B Common Stock, par value $0.001 per share; and (iii) 50,000,000 shares of Preferred Stock, par value $0.001 per share, issuable in one or more series. As of December 30, 2012, there are 57,267,409 shares of Class A Common Stock and one share of Class B Common Stock issued and outstanding (including the shares reserved for issuance upon settlement of all the pre-petition claims in accordance with the Plan of Reorganization).

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)
Common Stock

Except as described below or as required by law, the holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by stockholders and shall vote together as a single class. The holder of Class B Common Stock, which is Silver Lake Management Company Sumeru, LLC, shall be entitled to vote for up to two directors to the Board. The holders of Class A Common Stock shall be entitled to vote for all other directors to the Board. The outstanding share of Class B Common Stock shall convert into one share of Class A Common Stock on a share-for-share basis: (i) upon the written consent of the holder of the outstanding Class B Common Stock; (ii) in the event that any person other than SLS Spansion Holdings, Silver Lake Management Company Sumeru, LLC or their respective Affiliates and managed accounts becomes the holder of the share of Class B Common Stock; or (iii) after August 2010, Sumeru’s aggregate ownership interest in the Company ceases to be at least 5%.

Preferred Stock

The Company’s board of directors has the authority, without action by the stockholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, such as dividend rates, dividend rights, liquidation preferences, voting rights and the number of shares constituting any series and designation of such series which may be greater than the rights of the common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock upon the rights of holders of the common stock until the board of directors determines the specific rights of the holders of such preferred stock. However, the effects might include, among other things:

•	restricting dividends on the common stock;

•	diluting the voting power of the common stock;

•	impairing the liquidation rights of the common stock; or

•	delaying or preventing a change of control of Spansion without further action by the stockholders

17. Commitments, Contingencies and Legal Matters

Operating Lease Commitments

Certain facilities are leased under various operating leases expiring at various dates through the year 2013. Certain of these leases contain renewal options. Rental expense was approximately $11.1 million for fiscal 2012, $12.5 million for fiscal 2011, $5.3 million in the Successor period of May 11, 2010 to December 26, 2010 and $2.4 million in Predecessor period of December 28, 2009 to May 10, 2010.

The table below summarizes the Company’s future minimum lease payments under operating leases as of the end of fiscal 2012.

Operating Leases (in thousands)
Fiscal 2013	$4,848
Fiscal 2014	3,456
Fiscal 2015	1,845
Fiscal 2016	1,432
Fiscal 2017	220
2018 & beyond	-
$11,801

Purchase Commitments

The Company has $114.1 million of purchase commitments with certain suppliers, primarily for inventory and some nonproduction items as of December 30, 2012, which is due through 2016.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

Product Warranties

The Company generally offers a one-year limited warranty for its Flash memory products. The Company accrues for warranty expense based on historical data and for specific known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Changes in the Company’s liability for product warranty during the years ended December 30, 2012, December 25, 2011 and December 26, 2010 are as follows:

			Year Ended December 26, 2010
	Successor	Successor	Successor	Predecessor
	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010
	(in thousands)

Balance, beginning of period	$2,537	$3,967	$4,661	$4,872
Provision for warranties issued	3,401	3,573	3,323	2,403
Settlements	(3,508)	(4,215)	(2,328)	(1,100)
Changes in liability for pre-existing warranties during the period	(306)	(788)	(1,689)	(1,514)
Balance, end of period	$2,124	$2,537	$3,967	$4,661

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

Guarantees

During the normal course of business, the Company makes certain indemnities and commitments under which it may be required to make payments in relation to certain transactions. These include indemnities to the Company’s customers related to allegations the Company’s products infringe third party patents or other intellectual property; indemnities to the Company’s customers in connection with the delivery, design, manufacture and sale of its products; indemnities to the Company’s directors and officers in connection with legal proceedings; indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease; and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. The Company believes that substantially all of its indemnities and commitments provide for limitations on the maximum potential future payments it is obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities and commitments would not be material to the Company’s consolidated financial statements.

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

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

Legal Matters

The Company is a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

18. Emergence from Chapter 11

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

The Company qualified for fresh start accounting, in accordance with ASC 852 Reorganizations, due to:

•	the reorganization value of the Debtors’ assets immediately before the date of confirmation being less than the total of all their post-petition liabilities and allowed claims; and

•	holders of existing voting shares of the Company immediately before confirmation receiving less than 50% of the voting shares of the post-emerged Company.

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

Also, the old Common Stockholders  did not receive any consideration for their shares or any pre-determined allocation of Class A common stock of the reorganized Company (New Common Stock). Holders of New Common Stock issued by the reorganized Company after the Emergence Date primarily include unsecured creditors who have received or will receive shares of New Common Stock in settlement of their allowed claims, and participants in a rights offering that the Company conducted in February 2010, as described below under “Effectiveness of the Plan and Exit Financing.”

Fresh start accounting required resetting the historical net book values of assets and liabilities of the Company as of the Emergence Date to the related fair values by allocating reorganization value to its assets and liabilities pursuant to accounting guidance related to ASC 805 Business Combinations and ASC 852-10. The excess reorganization value over the fair value of tangible and identifiable intangible assets has been recorded as goodwill on the Company’s Consolidated Balance Sheet. Deferred taxes have been determined in conformity with applicable accounting guidance related to ASC 740 Income Taxes. For additional information regarding the impact of fresh start accounting on the Company’s Consolidated Balance Sheet as of the Emergence Date, see “Fresh Start Consolidated Balance Sheet” below.

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

Effectiveness of the Plan and Exit Financing

Under the Plan, most holders of allowed general, unsecured claims against the Predecessor received or will receive New Common Stock in satisfaction of their claims. Holders of allowed general, unsecured claims subject to a low payout threshold received cash in satisfaction of their claims. Holders of FRNs received cash of approximately $638 million to fully discharge their claims. The $638 million was primarily provided by the exit financing discussed below.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

Pursuant to the Plan, the holders of allowed claims were offered the right to purchase a total of 12,974,496 shares of the New Common Stock upon emergence from the Chapter 11 Cases at a price of $8.43 per share (Rights Offering). The number of shares available to each eligible claimant was based on each claimant’s proportionate allowed claim. In connection with the Rights Offering, the Company entered into a Backstop Rights Purchase Agreement with Silver Lake Management Company Sumeru, LLC whereby they committed to purchase the remaining balance of Rights Offering shares that are not otherwise subscribed for by the Rights Offering participants. Based on the agreement, Silver Lake Management Company Sumeru, LLC purchased 3,402,704 shares of the New Common Stock that had not been subscribed for by the Rights Offering participants. As of May 10, 2010, the Company received net proceeds of approximately $104.9 million through the Rights Offering that was used in full to partially discharge the FRNs claims.

On February 9, 2010, the Company closed a five-year Senior Secured Term Loan (Term Loan) agreement of $450 million with a group of lenders. The proceeds of the Term Loan, together with cash proceeds from other sources of cash available to the Company, were used in full to partially discharge the remaining balance of the FRNs claims. See Note 9 for further details.

On May 10, 2010, the Company entered into a senior revolving credit facility agreement (2010 Revolving Credit Facility) with certain financial institutions in an aggregate amount of up to $65 million to fund bankruptcy related expenses and ongoing working capital. See Note 9 for further details.

The Plan contemplated the distribution of 65.8 million shares of New Common Stock, consisting of: (i) 46,247,760 shares to holders of allowed general, unsecured claims; (ii) 12,974,496 shares to subscribers of the Rights Offering; and (iii) 6,580,240 shares reserved for issuance to eligible employees in connection with grants of stock options and restricted stock units (RSUs) under the Company’s new 2010 Equity Incentive Award Plan. See Note 4 for further details on options and RSUs.

In accordance with the Plan, holders of Old Common Stock , or stock options exercisable for Old Common Stock and RSUs which convert into Old Common Stock, outstanding as of May 10, 2010 did not receive any distributions, and their equity interests were cancelled on May 10, 2010.

Business Relationship with Spansion Japan and Foundry Agreement

Prior to the Debtors’ filing of the Chapter 11 Cases, on February 10, 2009, Spansion Japan Limited, a wholly-owned subsidiary of Spansion LLC (Spansion Japan) filed a proceeding under the Corporate Reorganization Law of Japan to obtain protection from Spansion Japan’s creditors (the Spansion Japan Proceeding). On March 3, 2009 the Tokyo District Court approved the filing of the Spansion Japan Proceeding and appointed the incumbent representative director of Spansion Japan as trustee. As a result, the Company no longer controlled Spansion Japan despite its 100% equity ownership interest and, effective March 3, 2009, the Company deconsolidated Spansion Japan and has accounted for its interest in Spansion Japan as a cost basis investment. Effective, September 28, 2010, the Company’s 100% equity ownership interest in Spansion Japan was extinguished by the Tokyo District Court and Spansion Japan is no longer considered a subsidiary of the Company.

Spansion Japan manufactured and supplied processed (or semi-finished) silicon wafers to the Company, and provided sort services to the Company through August 31, 2010 when Spansion Japan sold its manufacturing facilities (known as JV3 and SP1) located at Aizu Wakamatsu, Japan to a subsidiary of Texas Instruments Incorporated (TI) which began to provide such services to the Company on September 1, 2010. Spansion Japan also functioned as the sole distributor of the Company’s products in Japan whereby it purchased products from the Company and sold them to customers in Japan, primarily through a subsidiary of Fujitsu Limited. The wafers purchased from Spansion Japan were a material component of the Company’s cost of goods sold, and historically the wafer prices were governed by a foundry agreement. Management believes that the prices under that foundry agreement greatly exceeded the amounts that the U.S. Bankruptcy Court would have required the Company to pay for wafers purchased during the period from February 9, 2009 through October 27, 2009 (the date when the Company and Spansion Japan mutually agreed to pricing terms through executed purchase orders).

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

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

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

See Note 6 further details relating to the above intangible assets.

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

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

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

The following table summarizes the components of the Company’s reorganization items for the period from December 28, 2009 to May 10, 2010:

Predecessor
Period from December 28, 2009 to May 10, 2010

(in thousands)
Professional and service fees directly related to reorganization(1)	$58,336
Provision for expected allowed claims(2)	5,655
Gain on discharge of pre-petition obligations	(434,046)
Interest income	(285)

Total reorganization items	$(370,340)

(1) Includes fees associated with the advisors and service providers to the Debtors.
(2) Represents the Company’s estimate of expected allowed claims related primarily to rejection or repudiation of executory contracts and leases and the effects of approved settlements.

No cash was paid for professional fees for the period from May 11, 2010 to December 26, 2010. Cash paid for professional fees from December 28, 2009 to May 10, 2010 was approximately $10.6 million.

Fresh Start Consolidated Balance Sheet

Upon emergence from the Chapter 11 Cases, the Company adopted fresh start accounting as prescribed under ASC 852 Reorganizations, which requires the Company to revalue its assets and liabilities to their related fair values. As such, the Company adjusted its stockholders’ deficit to equal the reorganization value at the Emergence Date. Items such as accumulated depreciation, accumulated deficit, accumulated other comprehensive income (loss) and allowances for doubtful accounts (AFDA) were reset to zero. The Company allocated the reorganization value to its individual assets and liabilities based on their estimated fair values. Items such as, accounts receivable, auction rate securities and cash (whose fair values approximated their book values) reflected values similar to those reported prior to emergence. Items such as prepaid and other current assets, inventory, property, plant and equipment, deferred income tax asset and liability, accounts payable, income tax payable, and deferred income were adjusted from amounts previously reported. Since “fresh start accounting” was adopted at emergence and because of the significance of liabilities subject to compromise that were relieved upon emergence, the historical financial statements of the Predecessor and the financial statements of the Successor are not comparable.

The Plan of Reorganization under the Chapter 11 Cases included a valuation analysis of the Company’s enterprise value that was prepared with the assistance of a financial advisor and determined the Company’s enterprise value to be in the range of $700 million to $850 million.

The valuation analysis utilized three primary methodologies in deriving the enterprise value: (i) a comparable company analysis, (ii) a comparable mergers and acquisition transactions analysis, and (iii) a discounted cash flow analysis which utilized a weighted average cost of capital of 15.0% after taking into account the after-tax free cash flows provided in the projections plus an estimate for the value of the Company beyond the period of 2010 to 2012, referred to as the terminal value. The terminal growth rate was determined to be in the range of negative 2.5% to positive 2.5% based on the review of the Company’s projections, management’s current outlook and industry data. A sensitivity analysis was also undertaken to determine that either (i) the full operating impact of the projections did not occur or (ii) the Company did not transition to the asset-light model strategy.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

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

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

The effects of the Plan and fresh start accounting on the Company’s Consolidated Balance Sheet at May 10, 2010 are as follows:

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

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

Plan Adjustments

The primary Plan adjustment is the elimination of Liabilities Subject to Compromise (LSTC) which is based on all claims received by the Company and accruals made from these claims of estimated final settlements. LSTC amounted to $938.5 million on the Company’s Consolidated Balance Sheet immediately prior to May 10, 2010, which were discharged in the Chapter 11 Cases or settled by issuance of the Company’s New Common Stock. In accordance with the Plan, the Company set aside, from total LSTC, those final settlements which were to be settled in cash (approximately $18.4 million) and stock (approximately $486.1 million) and recorded a reorganization gain of approximately $434.0 million in full settlement of the LSTC.

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

The Company also incurred approximately $19.6 million in professional fees and financing costs relating the settlement of amounts due to FRNs. (the $24.4 million net plan adjustment to accounts payable noted in (b.2) in the table above comprised of the aforementioned $19.6 million of professional fees as well as $4.8 million of accounts payable)

In accordance with the Plan, the Company settled the FRNs principal, accumulated interest, professional fees and financing costs (as described above) fully in cash on the Emergence Date. Proceeds from the $450 million term loan, net proceeds of $104.9 million from the Rights Offering and the Company’s cash balances were utilized to effect the above settlements;

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

(f)
Chapter 11 emergence bonus payable to the Chief Executive Officer of the Company. In accordance with the Company’s employment agreement with its Chief Executive Officer, Mr. Kispert was entitled to a $1.7 million bonus upon the consummation of the Plan, which was consummated on May 10, 2010. Because this bonus was payable only upon the effectiveness of the Plan and was not contingent upon any other performance requirement in the post-emergence period, the Company accounted for the bonus as a Plan adjustment and a reorganization expense in accordance with ASC 805 Compensation payments for post-combination services;

(g)
Set-off of accounts payable and accounts receivable balances and reorganization gains realized from accounts receivable reserve balances. Of the $7.1 million net plan adjustment noted in (g) in the above table, $11.4 million of accounts receivable relating to a customer was set-off against amounts owed to the same customer upon the confirmation of the Plan, and which was offset by a net $4.3 million reorganization gain, of which $3.9 million related to a credit note issued to a customer which was rendered ineffective as no unsecured claim was received from the customer during the Bankruptcy Court claims process period which closed during the first quarter of fiscal year 2010. Similarly, an additional $0.5 million gain was recorded for a accounts receivable reserve for a customer, which was rendered ineffective upon plan confirmation; and

(h)
Set-off of allowance for doubtful accounts balance against a gross accounts receivable balance. A $3.8 million allowance for doubtful debt balance relating to a customer was set-off against the gross accounts receivable of $11.4 million ((as noted in (g) above)) as these balances were rendered ineffective upon the confirmation of the Plan.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

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

(l)
Intangible Assets. An adjustment of $198.3 million was recorded (for developed technology, customer relationships, trade name and in-process research and development (IPR&D) based on fair values determined by the Company. As part of its application of fresh start accounting, the Company allocated the reorganization value to its assets and liabilities, including intangible assets using: i) discounted cash flow methodology applied to its financial forecasts and also taking into consideration the enterprise value of the Successor based on the Bankruptcy Court approved enterprise value ranges and methodologies (see “Fresh Start Consolidated Balance Sheet” section of Note 18 for discussion of the enterprise value), and ii) Guideline Public Company (GPC) methodology, considering data from public companies deemed to be comparable to the Company to develop relevant market multiples which were then applied to the Company’s forecasts provided by Management to calculate its fair value. See Note 7 for further details;

(m)
Goodwill. An adjustment of $162.3 million was recorded to reflect the allocation of the reorganized enterprise value of the Successor in excess of the fair value of tangible and identified intangible net assets. See Note 6 for further details;

(n)
Accounts Payable and Other Accrued Liabilities. The increase of $25.4 million in Accounts Payable primarily related to the recording of a $25.2 million legal liability arising from the implementation of a new accounting policy upon the adoption of fresh start accounting, see Note 18 for further details. The increase of $19.8 million in other accrued liabilities was primarily due to $16.4 million of liabilities reclassified from deferred income, a $1.3 million increase to an existing liability which was previously discounted to its net present value (when the liability was deemed to be long term in previous accounting periods and which was deemed to be short term as of the Emergence Date) and a $1.4 million accrual for committed purchase orders to vendors;

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

(p)	New Common Stock. All Old Common Stock of the Predecessor was cancelled and the Successor issued New Common Stock in accordance with the Plan. See Note 16 for further details;

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

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

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

19. Ongoing Chapter 11 Matters

Resolution of Outstanding Claims

Pursuant to the Plan, a claims agent has been appointed to analyze and, at the claims agent’s discretion, contest outstanding disputed claims totaling $1.5 billion, which included the $936.0 million general unsecured proof of claim filed by Spansion Japan as a result of the November 19, 2009 foundry agreement rejection order. The Company accrued its best estimate of the liability which was included in the $938.5 million of liabilities subject to compromise as of the Emergence Date. Since these claims are being handled by the claims agent and are under the jurisdiction of the U.S. Bankruptcy Court, their sole recourse is to receive shares reserved under the plan and, therefore, any outcome of the claims adjudication process will have no direct impact on the Successor.

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

On April 30, 2011, the Company entered into a purchase agreement with SL Capital Appreciation Fund, L.L.C., Silver Lake Sumeru Fund, L.P. and Silver Lake Credit Fund, L.P. (collectively, the Sellers) to purchase all rights with respect to certain claims against the Debtors under the Chapter 11 Cases held by the Sellers that will be settled with Spansion common shares. The aggregate purchase price paid by Spansion for all rights was approximately $29.0 million.

On July 18, 2011, Spansion and Samsung entered into a Patent License and Settlement Agreement under which Samsung will pay to Spansion $150.0 million over a five-year period. In addition, Spansion purchased Samsung’s bankruptcy claim that was approved by the Bankruptcy Court for $30.0 million.

On December 5, 2012, the Company entered into an agreement with Tessera Inc. to purchase all rights to Tessera’s claim under the Chapter 11 cases for an aggregate purchase price of $24.7 million.

No matter the resolution of the claims, the shares outstanding will be distributed to holders of current and previously settled claims. The purchase price paid by the Company for all the above claims is recognized in stockholder’s equity as a component of additional paid in capital.

Spansion Inc.
Notes to Consolidated Financial Statements – (Continued)

As of December 30, 2012, the Company had total outstanding disputed claims of $24.2 million, including reserves, and 1.0 million unregistered shares of Class A common stock relating to the resolution of outstanding disputed claims.

20. Subsequent Event

In the first quarter of fiscal 2013, the Company realized a $1.2 million gain on sale of certain auction rate securities to a financial institution which will be recorded within Interest and other income (expense) in the Condensed Consolidated Statement of Operations.

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

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2012. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 30, 2012, as stated in their report which appears on page 95 of this Annual Report on Form 10-K.

/S/ JOHN H. KISPERT	/S/ RANDY W. FURR
John H. Kispert	Randy W. Furr
President and Chief Executive Officer	Corporate Executive Vice President and Chief Financial Officer
February 25, 2013	February 25, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spansion Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Spansion Inc. and its subsidiaries (Successor Company) at December 30, 2012 and December 25, 2011 and the results of their operations and their cash flows for the two years in the period ended December 30, 2012 and for the period from May 11, 2010 to December 26, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the two years in the period ended December 30, 2012 and for the period from May 11, 2010 to December 26, 2010 listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 18 to the consolidated financial statements, the Company filed a petition on March 1, 2009 with the United States Bankruptcy Court for the District of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The United States Bankruptcy Court for the District of Delaware confirmed the Company’s plan of reorganization (the “Plan”) on April 16, 2010. Confirmation of the Plan resulted in the discharge of all claims against the Company that arose before May 10, 2010 and terminated all rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on May 10, 2010 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting on May 10, 2010.

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
February 25, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spansion Inc.

In our opinion, the accompanying consolidated statements of operations, comprehensive income (loss),  stockholders' deficit and cash flows for the period from December 28, 2009 through May 10, 2010 present fairly, in all material respects, the results of operations and cash flows of Spansion Inc. and its subsidiaries (Predecessor Company) for the period from December 28, 2009 through May 10, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the period from December 28, 2009 through May 10, 2010 listed in the index appearing under Item 15(2) presents fairly, in all material aspects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 18 to the consolidated financial statements, the Company filed a petition on March 1, 2009 with the United States Bankruptcy Court for the district of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s plan of reorganization was substantially consummated on May 10, 2010 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 22, 2011

Supplementary Financial Data (Unaudited)

Quarter Ended
(in thousands, except per share amounts)
	Successor	Successor	Successor	Successor	Successor	Successor	Successor	Successor

	Quarter Ended December 30, 2012	Quarter Ended September 30, 2012	Quarter Ended July 1, 2012	Quarter Ended March 25, 2012	Quarter Ended December 25, 2011	Quarter Ended September 25, 2011	Quarter Ended June 26, 2011	Quarter Ended March 27, 2011

Net sales	$223,987	$239,747	$233,440	$218,758	$220,015	$258,163	$298,768	$292,937
Cost of sales	152,047	161,281	159,529	159,560	217,810	184,486	221,336	224,165
Gross profit (loss)	71,940	78,466	73,911	59,198	2,205	73,677	77,432	68,772

Research and development	24,771	27,407	29,631	26,041	24,525	21,721	30,567	29,829
Sales, general and administrative	32,121	35,228	35,617	32,640	29,273	28,728	10,779	39,683
Net gain on sale of Kuala Lampur land and building	-	-	(28,434)	-	-	-	-	-
Restructuring charges (credits)	-	1,862	(729)	4,518	12,295	-	-	-
Operating income (loss) before reorganization items	15,048	13,969	37,826	(4,001)	(63,888)	23,228	36,086	(740)
Interest and other income (expense), net	2,472	1,267	(556)	1,505	2,721	775	(288)	747
Interest expense	(7,224)	(7,339)	(7,903)	(7,681)	(7,687)	(7,629)	(8,779)	(9,058)
Gain (loss) before reorganization items and income taxes	10,296	7,897	29,367	(10,177)	(68,854)	16,374	27,019	(9,051)
Reorganization items	-	-	-	-	-	-	-	-
Income (loss) before income taxes	10,296	7,897	29,367	(10,177)	(68,854)	16,374	27,019	(9,051)
(Provision) benefit for income taxes	(3,428)	(2,757)	(3,370)	(3,445)	(5,649)	(8,560)	(1,731)	(5,097)
Net income (loss)	$6,868	$5,140	$25,997	$(13,622)	$(74,503)	$7,814	$25,288	$(14,148)
Less: Net income (loss) attributable to the noncontrolling interest	-	-	-	(503)	(134)	472	-	-
Net income(loss) attributable to Spansion Inc.	$6,868	$5,140	$25,997	$(13,119)	$(74,369)	$7,342	$25,288	$(14,148)

Net income (loss) per share
Basic	$0.11	$0.09	$0.43	$(0.22)	$(1.25)	$0.12	$0.41	$(0.23)
Diluted	$0.11	$0.08	$0.43	$(0.22)	$(1.25)	$0.12	$0.40	$(0.23)

Shares used in per share calculateion
Basic	60,144	60,139	59,975	59,676	59,574	61,530	62,106	62,140
Diluted	61,487	60,820	60,475	59,676	59,574	62,607	63,617	62,140

 ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)) that are designed with the objective of providing reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 30, 2012, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM  10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information under the captions, “Director Compensation” and “Executive Compensation” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM  14.   PRINCIPAL ACCOUNT FEES AND SERVICES

The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2013 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2013 Proxy Statement, our 2013 Proxy Statement shall not be deemed to be filed as part of this Report.

PART IV

ITEM  15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedule

Please see this section of Form 10-K for Schedule I – Condensed Financial Information of Registrant and Schedule II – Valuation and Qualifying accounts.

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

1.1
Underwriting Agreement, between Spansion Inc. and Morgan Stanley & Co. Incorporated and Barclays Capital Inc., as representatives of the several underwriters, dated November 3, 2010, filed as Exhibit 1.1 to Spansion’s Current Report on Form 8-K dated November 9, 2010, is hereby incorporated by reference.

3.1
Amended and Restated Certificate of Incorporation of Spansion Inc., filed as Exhibit 3.1 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2011, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spansion Inc., as amended, filed as Exhibit 3.2 to Spansion’s Current Report on Form 8-K dated February 21, 2013, is hereby incorporated by reference.

4.1	Specimen of Class A Common Stock Certificate, filed as Exhibit 4.1 to Spansion’s Amendment No. 6 to Form S-1 Registration Statement (No. 333-124041), is hereby incorporated by reference.

4.2
Indenture, including the form of the Note, dated November 9, 2010, by and among Spansion LLC, as issuer, Spansion Inc. and Spansion Technology LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.1 to Spansion’s Current Report on Form 8-K dated November 3, 2010, is hereby incorporated by reference.

10.1
Bailment Agreement by and between Spansion LLC and Spansion Japan Limited, entered into February 2, 2010, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the period ended March 28, 2010, is hereby incorporated by reference.

10.2*
Sort Services Agreement between Spansion LLC and ChipMOS TECHNOLOGIES INC. dated April 9, 2012, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the period ended March 28, 2010, is hereby incorporated by reference.

10.2(a)
First Amendment to the Sort Services Agreement between Spansion LLC and ChipMOS TECHNOLOGIES INC., filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2012, is hereby incorporated by reference.

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

10.7***
Employment Offer Letter for Randy W. Furr, dated June 4, 2009, filed as Exhibit 10.5 to Spansion’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, is hereby incorporated by reference.

10.8(a)
Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated December 21, 2005, filed as Exhibit 10.4 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.8(b)
Amendment No. 1 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated October 1, 2007 between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.8 to Spansion’s Annual Report on Form 10-K for the period ended December 30, 2007, is hereby incorporated by reference.

10.8(c)
Amendment No. 2 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated September 28, 2008 between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the period ended September 28, 2008, is hereby incorporated by reference.

10.8(d)
Amendment No. 3 and Letter Supplement to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated January 15, 2009, filed as Exhibit 10.1(a) to Spansion’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, is hereby incorporated by reference.

10.8(e)
Amendment No. 4 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated February 23, 2009, filed as Exhibit 10.1(b) to Spansion’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, is hereby incorporated by reference.

10.8(f)
Amendment No. 5 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated April 23, 2009, filed as Exhibit 10.1(c) to Spansion’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, is hereby incorporated by reference.

10.8(g)
Amendment No. 6 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated June 25, 2009, filed as Exhibit 10.1(d) to Spansion’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.8(h)
Amendment No. 7 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated October 30, 2009, filed as Exhibit 10.1(e) to Spansion’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, is hereby incorporated by reference.

10.8(i)*
Amendment No. 8 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Semiconductor Limited, dated August 1, 2012, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, is hereby incorporated by reference.

10.9
Amended and Restated Fujitsu-Spansion Patent Cross-License Agreement between Fujitsu Limited and Spansion Inc., dated December 21, 2005, filed as Exhibit 10.5 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.10
Amended and Restated AMD-Spansion Patent Cross-License Agreement between Advanced Micro Devices, Inc. and Spansion Inc., dated December 21, 2005, filed as Exhibit 10.6 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.11
Amended and Restated Intellectual Property Contribution and Ancillary Matters Agreement among Fujitsu Limited, Advanced Micro Devices, Inc., AMD Investments, Inc. and Spansion Inc., dated December 21, 2005, filed as Exhibit 10.7 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.12
Amended and Restated Information Technology Services Agreement between Spansion Inc. and Fujitsu Limited, dated December 21, 2005, filed as Exhibit 10.8 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.13*
Amended and Restated Non-Competition Agreement among Spansion Inc., Advanced Micro Devices, Inc. and Fujitsu Limited, dated December 21, 2005, filed as Exhibit 10.13 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.14(a)
Foundry Agreement, by and among Spansion Japan Limited, Spansion Inc., Spansion Technology Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited, dated September 28, 2006, filed as Exhibit 10.74 to Spansion’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference.

10.14(b)
Amendment No. 1 to the Amended and Restated Foundry Agreement, , by and among Spansion Japan Limited, Spansion Inc., Spansion Technology, Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited and its assignee, Fujitsu Microelectronics Limited, dated March 21, 2008 and entered into as of June 19, 2008, filed as Exhibit 10.37(a) to Spansion’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, is hereby incorporated by reference.

10.14(c)
Amendment No. 2 to the Amended and Restated Foundry Agreement, , by and among Spansion Japan Limited, Spansion Inc., Spansion Technology, Inc. and Spansion LLC, in their capacities as guarantors of Spansion Japan Limited, and Fujitsu Limited and its assignee, Fujitsu Microelectronics Limited, dated March 21, 2008 and entered into as of December 31, 2008, filed as Exhibit 10.32(c) to Spansion’s Annual Report on Form 10-K for the period ended December 27, 2009, is hereby incorporated by reference.

10.14(d)
Waiver of Payment Terms, by Fujitsu Microelectronics Limited, and agreed to by Spansion Inc., Spansion Technology, Inc., Spansion LLC and Spansion Japan Limited, dated June 30, 2008, filed as Exhibit 10.37(b) to Spansion’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, is hereby incorporated by reference.

10.14(e)
Amendment No. 3 to the Amended and Restated Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Spansion Japan Limited and Fujitsu Microelectronics Limited, dated June 30, 2009, filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, is hereby incorporated by reference.

10.14(f)
Amendment No. 4, in the form of a Guaranty, to the Amended and Restated Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Limited (successor in interest to Spansion Japan Limited) and Fujitsu Microelectronics Limited, dated May 21, 2010, filed as Exhibit 10.18(h) to Spansion’s Annual Report on Form 10-K for the period ended December 26, 2010, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.14(g)
Guaranty of Spansion LLC of Nihon Spansion Trading Limited’s Obligations Under the Amended and Restated Foundry Agreement, dated November 30, 2010, filed as Exhibit 10.18(i)) to Spansion’s Annual Report on Form 10-K for the period ended for the period ended December 26, 2010 , is hereby incorporated by reference.

10.14(h)
Amendment No. 5 to the Amended and Restated Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Fujitsu Microelectronics Limited, dated December 27, 2010, filed as Exhibit 10.18(i)) to Spansion’s Annual Report on Form 10-K for the period ended December 26, 2010, is hereby incorporated by reference.

10.14(i)*
Amendment No. 6 to the Fujitsu Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Fujitsu Semiconductor Limited, dated April 1, 2011, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated July 7, 2011, is hereby incorporated by reference.

10.14(j)*
Letter agreement regarding the Fujitsu Foundry Agreement, by and among Spansion Inc., Spansion LLC and Spansion Technology LLC, in their capacities as guarantors, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Fujitsu Semiconductor Limited, dated April 29, 2011, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated July 7, 2011, is hereby incorporated by reference.

10.14(k)*
Amendment No. 7 to the Amended and Restated Foundry Agreement by and among Spansion, Inc., Spansion Technology LLC, and Spansion LLC, in their capacities as guarantors , Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Fujitsu Semiconductor Limited, dated July 11, 2012 and effective retroactively to June 30, 2012, filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, is hereby incorporated by reference.

10.15
Memorandum of Understanding Regarding Non-Competition Agreement between Spansion Inc. and Fujitsu Microelectronics Limited, dated June 30, 2009, filed as Exhibit 10.10 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is hereby incorporated by reference.

10.16
Assignment of Amended and Restated Information Technology Services Agreement between Spansion Inc., Spansion Japan Limited, and Fujitsu Microelectronics Limited, dated March 31, 2009, filed as Exhibit 10.12 to Spansion’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.17(a)
Schedule to Lease Agreement, between Banc of America Leasing & Capital, LLC and Spansion LLC, dated as of September 28, 2006, filed as Exhibit 10.62(k) to Spansion’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference.

10.17(b)
Schedule to Lease Agreement, , between Banc of America Leasing & Capital, LLC and Spansion LLC, dated as of September 28, 2006, filed as Exhibit 10.62(l) to Spansion’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference.

10.18(a)*
Foundry Agreement between Semiconductor Manufacturing International Corporation and Spansion LLC, dated August 31, 2007, filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q for the period ended September 28, 2008, is hereby incorporated by reference.

10.18(b)*
First Amendment to the Foundry Agreement between Semiconductor Manufacturing International Corporation and Spansion LLC, dated August 15, 2008, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the period ended September 28, 2008, is hereby incorporated by reference.

10.18(c)*
Second Amendment to the Foundry Agreement, between Spansion LLC and Semiconductor Manufacturing International Company, dated December 14, 2010, filed as Exhibit 10.16(b) to Spansion’s Annual Report on Form 10-K for the period ended December 26, 2010, is hereby incorporated by reference.

10.18(d)*
Third Amendment to the Foundry Agreement, between Spansion LLC and Semiconductor Manufacturing International Corporation, dated as of May 16, 2011, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K/A dated July 7, 2011, is hereby incorporated by reference.

10.18(e)*
Fourth Amendment to the Foundry Agreement, dated August 31, 2007, between Spansion LLC and Semiconductor Manufacturing International Company, dated December 23, 2011, filed as Exhibit 10.18(e) to Spansion’s Annual Report on Form 10-K for the period ended December 25, 2011, is hereby incorporated by reference.

10.19
Agreement by and among Spansion Inc., Fujitsu Limited and Fujitsu Microelectronics Limited, dated September 11, 2008, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the period ended September 28, 2008, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.20(a)
Credit Agreement among Spansion LLC, as the Borrower, Spansion Inc., and Spansion Technology LLC, as Guarantors, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, the Lenders Party Hereto, Barclays Capital, as Joint Lead arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, dated February 9, 2010, filed as Exhibit 10.69 to Spansion’s Annual Report on Form 10-K for the period ended December 26, 2009, is hereby incorporated by reference.

10.20(b)
Amendment No. 1 to the Credit Agreement among Spansion LLC, as the Borrower, Spansion Inc., and Spansion Technology LLC, as Guarantors, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, the Lenders Party Hereto, Barclays Capital, as Joint Lead arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, dated as of April 9, 2010,filed as Exhibit 10.34(b) to Spansion’s Annual Report on Form 10-K for the period ended December 26, 2010, is hereby incorporated by reference.

10.20(c)
Amendment No. 2 to the Credit Agreement among Spansion LLC, as the Borrower, Spansion Inc., and Spansion Technology LLC, as Guarantors, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, the Lenders Party Hereto, Barclays Capital, as Joint Lead arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, dated as of May 7, 2010, filed as Exhibit 10.7 to Spansion’s Quarterly Report on Form 10-Q for the period ended September 26, 2010, is hereby incorporated by reference.

10.20(d)
Amendment No. 3 and Consent to the Credit Agreement among Spansion LLC, as the Borrower, Spansion Inc., and Spansion Technology LLC, as Guarantors, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, the Lenders Party Hereto, Barclays Capital, as Joint Lead arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, dated as of October 18, 2010, filed as Exhibit 10.8 to Spansion’s Quarterly Report on Form 10-Q for the period ended September 25, 2010, is hereby incorporated by reference.

10.20(e)
Amendment No. 4 to the Credit Agreement among Spansion LLC, Spansion Inc., Spansion Technology LLC, each lender from time to time party thereto, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, Barclays Capital, as Joint Lead Arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, dated as of November 9, 2010, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated November 3, 2010, is hereby incorporated by reference.

10.20(f)
Amendment No. 5 and Consent to the Credit Agreement among Spansion LLC, as Borrower, Spansion Inc. and Spansion Technology LLC, as Guarantors, each lender from time to time party thereto, Barclays Bank PLC, as Administrative Agent, Collateral Agent and Documentation Agent, Barclays Capital, as Joint Lead Arranger and Joint Book Runner, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, dated as of May 12, 2011, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the period ended March 27, 2011, is hereby incorporated by reference.

10.20(g)
Amendment and Restatement Agreement between Spansion LLC, as the Borrower, Spansion Inc. and Spansion Technology LLC, as the Guarantors, the lenders party thereto from time to time, Barclays Bank PLC, as the Administrative Agent and Collateral Agent, and Morgan Stanley Senior Funding, Inc., as Documentation Agent, dated December 13, 2012, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated December 19, 2012, is hereby incorporated by reference.

10.20(h)
Amended and Restated Pledge and Security Agreement between Spansion LLC, as the Borrower, Spansion Inc. and Spansion Technology LLC, as Guarantors, the other guarantors party thereto from time to time, Barclays Bank PLC, as the Collateral Agent and the Term Loan Authorized Representative and Morgan Stanley Senior Funding, Inc., as the Revolving Authorized Representative, dated December 13, 2012, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated December 19, 2012, is hereby incorporated by reference.

10.21*
Foundry Agreement by and among Spansion LLC, Nihon Spansion Limited and Texas Instruments Incorporated, dated August 28, 2010, filed as Exhibit 10.70 to Spansion’s Registration Statement on Form S-1 filed September 17, 2010, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.21(a)
Amendment No. 1 to the Foundry Agreement by and between Spansion LLC, Nihon Spansion Limited and Texas Instruments Incorporated, dated September 15, 2010, filed as Exhibit 10.4(a) to Spansion’s Quarterly Report on Form 10-Q for the period ended September 26, 2010, is hereby incorporated by reference.

10.21(b)
Amendment No. 2 to the Foundry Agreement, by and between Spansion LLC, Nihon Spansion Limited and Texas Instruments Incorporated, dated October 15, 2010, filed as Exhibit 10.36(b) to Spansion’s Annual Report on Form 10-K for the period ended December 26, 2010, is hereby incorporated by reference.

10.21(c)
Assignment of the Foundry Agreement from Nihon Spansion Limited to Nihon Spansion Trading, dated November 30, 2010, filed as Exhibit 10.36(c) to Spansion’s Annual Report on Form 10-K for the period ended December 26, 2010, is hereby incorporated by reference.

10.21(d)*
Amendment No. 3 to the Foundry Agreement by and among Spansion LLC, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Texas Instruments Incorporated, dated March 11, 2011, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated July 7, 2011, is hereby incorporated by reference.

10.21(e)*
Amendment No. 4 to the Foundry Agreement, by and among Spansion LLC, Nihon Spansion Trading Limited (as successor in interest to Nihon Spansion Limited) and Texas Instruments Incorporated, dated November 8, 2011, filed as Exhibit 10.21(e) to Spansion’s Annual Report on Form 10-K for the period ended December 25, 2011, is hereby incorporated by reference.

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

10.22(b)***
U.S. Employees Form of Stock Option Agreement and Terms and Conditions for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(a) to Spansion’s Quarterly Report on Form 10-Q for the period ended June 27, 2010, is hereby incorporated by reference.

10.22(c)***
U.S. Employees Form of Restricted Stock Unit Agreement and Terms and Conditions for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(b) to Spansion’s Quarterly Report on Form 10-Q for the period ended June 27, 2010, is hereby incorporated by reference.

10.22(d)***
Non-U.S. Employees Form of Stock Option Agreement Terms and Conditions (With Foreign Exhibit) for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(c) to Spansion’s Quarterly Report on Form 10-Q for the period ended June 27, 2010, is hereby incorporated by reference.

10.22(e)***
Non-U.S. Employees Form of Restricted Stock Unit Agreement and Terms and Conditions (With Foreign Exhibit) for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(d) to Spansion’s Quarterly Report on Form 10-Q for the period ended June 27, 2010, is hereby incorporated by reference.

10.22(f)***
Spansion Inc. 2010 Equity Incentive Award Plan—French Sub-Plan—Options, filed as Exhibit 10.1(e) to Spansion’s Quarterly Report on Form 10-Q for the period ended June 27, 2010, is hereby incorporated by reference.

10.22(g)***
Spansion Inc. 2010 Equity Incentive Award Plan—French Sub-Plan—Restricted Stock/Restricted Stock Units, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the period ended 26, 2010, is hereby incorporated by reference.

10.22(h)***
Spansion Inc. 2010 Equity Incentive Award Plan—Sub-Plan—Israel, filed as Exhibit 10.1(g) to Spansion’s Quarterly Report on Form 10-Q for the period ended June 27, 2010, is hereby incorporated by reference.

10.22(i)***	Form of Performance-Based Restricted Stock Unit Award, filed as Exhibit 10.22(i) to Spansion’s Annual Report on Form 10-K for the period ended December 25, 2011, is hereby incorporated by reference.

10.23***	Spansion Inc. 2010 Employee Incentive Plan, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference

10.24***
Spansion Inc. 2010 Executive Compensation Plan, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, and Exhibit 10.10 to Spansion’s Quarterly Report on Form 10-Q/A for the quarter ended June 26, 2011, is hereby incorporated by reference.

10.25***
Form of Spansion Inc. Indemnity Agreement with Directors (Silver Lake), filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.26(a)
Loan and Security Agreement between Spansion Inc., as Parent and Spansion LLC, and Certain of its Subsidiaries Party Hereto, as Borrowers, and Certain Financial Institutions, as Lenders and Bank of America, N.A., as Administrative Agent, Sole Lead Arranger, Sole Bookrunner, and Agent, dated May 10, 2010, filed as Exhibit 10.5 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.26(b)
Amendment Number One, dated as of October 15, 2010, to Loan and Security Agreement dated May 10, 2010, by and between Spansion Inc., as Parent and Spansion LLC, and Certain of its Subsidiaries Party Hereto, as Borrowers, and Certain Financial Institutions, as Lenders and Bank of America, N.A., as Administrative Agent, Sole Lead Arranger, Sole Bookrunner, and Agent, filed as Exhibit 10.6 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.26(c)
Amendment Number Two, dated as of November 9, 2010, to Loan and Security Agreement dated May 10, 2010, by and between Spansion Inc., as Parent and Spansion LLC, and Certain of its Subsidiaries Party Hereto, as Borrowers, and Certain Financial Institutions, as Lenders and Bank of America, N.A., as Administrative Agent, Sole Lead Arranger, Sole Bookrunner, and Agent, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated November 3, 2010, is hereby incorporated by reference.

10.26(d)
Amendment Number Three, dated as of May 12, 2011, to (i) the Loan and Security Agreement dated May 10, 2010 among the Spansion Inc., Spansion LLC, certain of Spansion LLC’s subsidiaries, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, as Sole Lead Arranger, as Sole Bookrunner, and as agent for the Lenders; and (ii) the Guarantor Security Agreement dated as of May 10, 2010 among Spansion Inc., Spansion LLC, certain of Spansion LLC’s subsidiaries, the lenders party thereto, and Bank of America, N.A., filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2011, is hereby incorporated by reference.

10.26(e)
Amendment Number Four, dated as of August 15, 2011, to (i) the Loan and Security Agreement dated May 10, 2010 among the Spansion Inc., Spansion LLC, certain of Spansion LLC’s subsidiaries, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, as Sole Lead Arranger, as Sole Bookrunner, and as agent for the Lenders; and (ii) the Guarantor Security Agreement dated as of May 10, 2010 among Spansion Inc., Spansion LLC, certain of Spansion LLC’s subsidiaries, the lenders party thereto, and Bank of America, N.A., filed as Exhibit 10.26(e) to Spansion’s Annual Report on Form 10-K for the period ended December 25, 2011, is hereby incorporated by reference.

10.27
Separation Agreement and Release, by Spansion Inc. with James P. Reid, entered into as of May 27, 2011, filed as Exhibit 10.5 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2011, is hereby incorporated by reference.

10.28*
Patent License and Settlement Agreement, made as of July 18, 2011, between Samsung Electronics Co. Ltd. and Spansion Inc. and their respective subsidiaries, filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2011, is hereby incorporated by reference.

10.29
Separation Agreement and Release between Spansion Inc. and Ahmed Nawaz, dated October 24, 2011 filed as Exhibit 10.29 to Spansion’s Annual Report on Form 10-K for the period ended December 25, 2011, is hereby incorporated by reference.

10.30
Backstop Rights Purchase Agreement between Spansion Inc. and SLS Spansion Holdings, LLC, dated January 25, 2010, filed as Exhibit 10.68 to Spansion’s Annual Report on Form 10-K for the period ended December 27, 2010, is hereby incorporated by reference.

10.31	Registration Rights Agreement between Spansion Inc. and the holders named therein, dated May 10, 2010, filed as Exhibit 4.4 to Form S-3 filed March 12, 2012, is hereby incorporated by reference.

10.32
Purchase Agreement between Spansion LLC and SL Capital Appreciation Fund, L.L.C., Silver Lake Sumeru Fund, L.P. and Silver Lake Credit Fund, L.P., dated April 30, 2011, filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q/A for the quarter ended June 26, 2011, is hereby incorporated by reference.

10.33
Registration Rights Agreement between Spansion LLC, Spansion Technology LLC, and Spansion Inc., and Barclays Capital Inc. and Morgan Stanley & Co. Incorporated, dated November 9, 2010, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated November 9, 2010, is hereby incorporated by reference.

10.34
Claims Agent Agreement between Spansion Inc. and Pirinate Consulting Group, LLC , dated as of May 7, 2010., filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 96, 2010, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.35
Sale and Purchase Agreement between Spansion (Kuala Lumpur) SDN. BHD., a company incorporated in Malaysia and a wholly owned subsidiary of Spansion LLC, and Current Connection SDN. BHD., a company incorporated in Malaysia, dated March 12, 2012, filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012, is hereby incorporated by reference.

10.36	Option Agreement for the Purchase and Sale of Real Property and Escrow Instructions relating to the Property, between Spansion LLC and Prometheus Real Estate Group, Inc., dated September 20, 2011

10.37
Revolving Credit Agreement by and among Spansion LLC, as the Borrower, Spansion Inc. and Spansion Technology LLC, as the Guarantors, the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Joint Lead Arranger, Morgan Stanley Bank, N.A., as the Swing Line Lender and the Issuing Bank, and Barclays Bank PLC, as the Collateral Agent and Joint Lead Arranger, dated December 13, 2012, filed as Exhibit 10.2 to Spansion’s Current Report on Form 8-K dated December 19, 2012, is hereby incorporated by reference.

16.1
Letter to Securities and Exchange Commission from Ernst & Young LLP, dated May 19, 2010, filed as Exhibit 16.1 to Spansion’s Current Report on Form 8-K dated May 20, 2010, is hereby incorporated by reference.

21.1	Subsidiaries of Spansion Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Confidential treatment has been requested with respect to portions of this exhibit.
***	Management Agreement or Compensation Plan.
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

SPANSION INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY BALANCE SHEETS
(in thousands)

	Successor
	December 30, 2012	December 25, 2011

Assets
Investment in subsidiaries	$561,774	$521,163

Total assets	$561,774	$521,163

Equity
Spansion Inc. Stockholders’ equity:
Capital stock:
New Class A common stock, $0.001 par value, 150,000,000 shares authorized, 57,267,409 shares issued and outstanding	58	60
New Class B common stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	-	-
New preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	690,891	675,309
Accumulated deficit	(127,691)	(152,578)
Accumulated other comprehensive loss	(1,484)	(1,628)

Total equity	$561,774	$521,163

The accompanying notes are an integral part of these financial statements

SPANSION INC.

PARENT COMPANY STATEMENTS OF OPERATIONS
(in thousands)

	Successor
	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 10, 2010 to December 26, 2010

Equity in undistributed earnings of subsidiary	$24,887	$(55,886)	$(96,692)

Net income (loss)	$24,887	$(55,886)	$(96,692)

The accompanying notes are an integral part of these financial statements

SPANSION INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor
	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010
Net income (loss)	$24,384	$(55,548)	$(96,692)
Other comprehensive loss, net of tax:
Net foreign currency translation adjustment	(1,057)	(831)	(797)
Unrealized gain on auction rate securities	1,200	-
Net unrealized gain on cash flow hedges:
Net unrealized hedge gain arising during the period	741	-	-
Net loss reclassified into earnings	(740)	-	-
Net unrealized gain on cash flow hedges	1	-	-
Other comprehensive income (loss), net of tax:	144	(831)	(797)
Total comprehensive income (loss)	$24,528	$(56,379)	$(97,489)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(503)	338	-
Comprehensive income (loss) attributable to Spansion Inc. common stockholders	$25,031	$(56,717)	$(97,489)

The accompanying notes are an integral part of these financial statements

SPANSION INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS
(in thousands)

	Successor
	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 10, 2010 to December 26, 2010
Cash Flows from Operating Activities:
Net income (loss)	$24,887	$(55,886)	$(96,692)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(24,887)	55,886	96,692
Net cash used in operating activities	-	-	-

Cash Flows from Investing Activities:
Investment in subsidiary	(1,588)	(5,386)	(124,448)
Distribution from subsidiary	24,450	70,989	85,000

Net cash provided by (used by) investing activities	22,862	65,603	(39,448)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs	1,588	5,386	124,448
Purchase of bankruptcy claims	(24,450)	(70,989)	(85,000)

Net cash provided by (used in) financing activities	(22,862)	(65,603)	39,448

Net (decrease) increase in cash and cash equivalents	-	-	-
Cash and cash equivalents at the beginning of period	-	-	-

Cash and cash equivalents at end of period	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SPANSION INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements for Spansion Inc. (the “Parent Company”) summarize the results of operations and cash flows of the Parent Company for the years ended December 30, 2012 and December 25, 2011 and  the period from May 11, 2010 to December 26, 2010 and its financial position at December 30, 2012 and December 25, 2011.

In these statements, the Parent Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date the Parent Company began consolidating them (“date of acquisition”). The Parent Company’s share of net income (loss) of its subsidiaries is included in net income (loss) using the equity method of accounting. The Parent Company financial statements should be read in conjunction with the consolidated financial statements of Spansion Inc. for the corresponding periods.

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

2. DIVIDENDS RECEIVED FROM SUBSIDIARIES

During the years ended December 30, 2012 and December 25, 2011 and the period ended from May 11, 2010 to December 26, 2010, no dividends were paid to the Parent Company by its subsidiaries.

SPANSION INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Predecessor/ Successor	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs and Deductions	Balance at End of Period
	(in thousands)
1. Allowance for doubtful accounts:
Year ended December 30, 2012	Successor	$224	$53	$(14)	$263
Year ended December 25, 2011	Successor	326	23	(125)	224
Period from May 11, 2010 to December 26, 2010	Successor	-	465	(138)	326
Period from December 28, 2009 to May 10, 2010	Predecessor	$56,408	$2,251	$(58,659)	$-

2. Deferred tax valuation allowance:
Year ended December 30, 2012	Successor	$351,993	$-	$(25,588)	$326,405
Year ended December 25, 2011	Successor	304,749	48,263	(1,019)	351,993
Period from May 11, 2010 to December 26, 2010	Successor	301,310	3,439	-	304,749
Period from December 28, 2009 to May 10, 2010	Predecessor	$761,786	$-	$(460,476)	$301,310

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2013	SPANSION INC.

	By:	/s/ Randy W. Furr
Randy W. Furr Corporate Executive Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ John H. Kispert	President, Chief Executive Officer and Director	February 25, 2013
John H. Kispert	(Principal Executive Officer)

/s/ Randy W. Furr	Corporate Executive Vice President and Chief Financial Officer	February 25, 2013
Randy W. Furr	(Principal Financial and Accounting Officer)

/s/ Raymond Bingham	Chairman of the Board of Directors	February 25, 2013
Raymond Bingham

/s/ Keith Barnes	Director	February 25, 2013
Keith Barnes

/s/ Hans Geyer	Director	February 25, 2013
Hans Geyer

/s/ Paul Mercadante	Director	February 25, 2013
Paul Mercadante

/s/ William E. Mitchell	Director	February 25, 2013
William E. Mitchell

/s/ Ajay Shah	Director	February 25, 2013
Ajay Shah

/s/ Clifton Thomas Weatherford	Director	February 25, 2013
Clifton Thomas Weatherford