Form 10-Q
period 2013-03-31
Spansion Inc.
filed 2013-05-03
CIK 1322705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on April 26, 2013:

Class	Number of Shares
Class A Common Stock, $0.001 par value	58,539,183
Class B Common Stock, $0.001 par value	1

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Spansion Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 25, 2012

Net sales	$189,572	$218,758
Cost of sales	143,717	159,560
Gross profit	45,855	59,198
Research and development	22,777	26,041
Sales, general and administrative	28,483	32,640
Restructuring charges	-	4,518
Operating loss	(5,405)	(4,001)
Interest and other income	962	1,505
Interest expense	(7,604)	(7,681)
Loss before income taxes	(12,047)	(10,177)
Provision for income taxes	(2,388)	(3,445)
Net loss	(14,435)	(13,622)
Less: Net loss attributable to the noncontrolling interest	-	(503)
Net loss attributable to Spansion Inc. common stockholders	$(14,435)	$(13,119)

Net loss per share
Basic	$(0.25)	$(0.22)
Diluted	$(0.25)	$(0.22)

Shares used in per share calculation
Basic	58,086	59,676
Diluted	58,086	59,676

See accompanying notes.

Spansion Inc.
Condensed Consolidated Statement of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 25, 2012
Net loss	$(14,435)	$(13,622)
Other comprehensive income (loss), net of tax:
Net foreign currency translation loss	(1,055)	(179)
Gain on auction rate securities reclassified into earnings	(1,200)	-
Net unrealized gain on cash flow hedges:
Net unrealized hedge gain arising during the period	7,743	-
Net gain reclassified into earnings for cash flow hedges	(1,753)	-
Net unrealized gain on cash flow hedges	5,990	-
Other comprehensive income (loss), net of tax	3,735	(179)
Total comprehensive loss	$(10,700)	$(13,801)
Less: Comprehensive loss attributable to noncontrolling interest	-	(503)
Comprehensive loss attributable to Spansion Inc. common stockholders	$(10,700)	$(13,298)

See accompanying notes.

Spansion Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)
(Unaudited)

Assets	March 31, 2013	December 30, 2012
Current assets:
Cash and cash equivalents	$261,732	$262,177
Short-term investments	47,398	51,720
Accounts receivable, net	106,602	106,864
Inventories	179,648	182,192
Deferred income taxes	8,663	8,699
Prepaid expenses and other current assets	39,045	28,531
Total current assets	643,088	640,183

Property, plant and equipment, net	170,823	176,728
Intangible assets, net	141,670	149,153
Goodwill	166,688	166,931
Other assets	32,105	39,171
Total assets	$1,154,374	$1,172,166

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$70,794	$85,542
Accrued compensation and benefits	19,993	26,080
Other accrued liabilities	33,658	29,913
Income taxes payable	2,919	2,618
Deferred income	10,996	9,135
Current portion of long-term debt	11,626	5,382
Total current liabilities	149,986	158,670

Deferred income taxes	9,289	9,393
Long-term debt, less current portion	403,352	410,913
Other long-term liabilities	31,429	31,416
Total liabilities	594,056	610,392

Commitments and contingencies (Note 13)	-	-
Stockholders’ equity:
Capital stock:
Class A common stock, $0.001 par value, 150,000,000 shares authorized, 58,086,437 shares issued and outstanding (57,267,409 shares as of December 30, 2012)	59	58
Class B common stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	-	-
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	700,134	690,891
Accumulated deficit	(142,126)	(127,691)
Accumulated other comprehensive income (loss) (Note 4)	2,251	(1,484)
Total liabilities and stockholders' equity	$1,154,374	$1,172,166

See accompanying notes.

Spansion Inc.
Condensed Consolidated Statements of  Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 25, 2012
Cash Flows from Operating Activities:
Net loss	$(14,435)	$(13,622)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,910	25,642
Gain on liquidation of auction rate securities	(1,200)	(1,059)
Provision (benefit) for deferred income taxes	(25)	126
Net gain on sale and disposal of property, plant and equipment	(592)	(163)
Asset impairment charges	-	2,070
Compensation recognized under employee stock plans	8,624	6,447
Changes in assets and liabilities	(5,287)	(4,508)
Net cash provided by operating activities	6,995	14,933

Cash Flows from Investing Activities:
Proceeds from liquidation of auction rate securities	1,530	1,059
Proceeds from sale of property, plant and equipment	612	4,227
Purchases of property, plant and equipment	(12,883)	(9,229)
Purchases of marketable securities	(24,024)	38,396
Proceeds from maturities of marketable securities	28,346	(34,383)
Net cash provided by (used for) investing activities	(6,419)	70

Cash Flows from Financing Activities:
Proceeds from issuance of common stock due to options exercised	620	1,269
Refinancing cost on Revolver	(114)	-
Payments on debt and capital lease obligations	(1,545)	(13,632)
Cash settlement on hedging activities	(268)	(268)
Net cash used for financing activities	(1,307)	(12,631)
Effect of exchange rate changes on cash and cash equivalents	286	(197)
Net increase (decrease) in cash and cash equivalents	(445)	2,175
Cash and cash equivalents, beginning of period	262,177	194,850
Cash and cash equivalents, end of period	$261,732	$197,025

Non-cash investing and financing activities:
Liabilities recorded for purchases of property, plant and equipment	$7,168	$2,684

See accompanying notes.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

1.   Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The December 30, 2012 condensed consolidated balance sheet data were derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012, but does not include all disclosures required by U.S. GAAP for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012 as filed with the SEC on February 25, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. Fiscal 2013 and fiscal 2012 are comprised of 52-week and 53-week periods, respectively.

Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries, and all intercompany accounts and transactions have been eliminated. The fiscal 2012 financial statements also include a variable interest entity (VIE) for which the Company was the primary beneficiary through March 31, 2012. The VIE’s financial statements were not significant to the Company’s condensed consolidated financial statements for the periods presented. On April 1, 2012, the Company acquired substantially all assets and assumed certain liabilities of the VIE under an asset purchase agreement and the entity ceased to be a VIE as of the acquisition date.

Use of Estimates
The preparation of the Company’s consolidated financial statements and disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Estimates are used to account for the fair value of certain marketable securities, revenue adjustments, the allowance for doubtful accounts, inventory reserves, valuation of intangible assets, impairment of long-lived assets, legal contingencies, income taxes, stock-based compensation expenses, the fair value of long-term debt, and product warranties. Actual results may differ from those estimates, and such differences may be material to the Company’s condensed consolidated financial statements.

2.  Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued guidance to provide enhanced disclosures related to reclassifications out of accumulated other comprehensive income (AOCI). An entity will be required to disclose the effect of significant reclassifications out of AOCI on the respective line items in net income if an amount in AOCI is reclassified in its entirety. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance beginning in the first quarter of fiscal 2013 did not have an impact on the Company’s financial position, results of operations or cash flows.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

In December 2011, the FASB issued an accounting standard update requiring enhanced disclosure related to certain financial instruments and derivative instruments that are offset in the balance sheet or subject to enforceable master netting arrangement or similar arrangement. In January 2013, the FASB clarified the scope of this guidance as being applicable to derivatives, repurchase agreements and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement.The disclosure requirement becomes effective for the Company beginning the first quarter of fiscal year ending December 28, 2014. The adoption of this guidance is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

3.  Balance Sheet Components

The Company’s cash balances are held in numerous locations throughout the world, with the majority in the United States. As of March 31, 2013, the Company had cash, cash equivalents, and short-term investments of $298.6 million held within the United States and $10.5 million held outside of the United States. As of December 30, 2012, the Company had cash, cash equivalents, and short term investments of $303.1 million held within the United States and $10.8 million held outside of the United States.

All securities other than the Federal Deposit Insurance Corporation (FDIC) insured certificates of deposit were designated as available-for-sale. FDIC insured certificates of deposit are held to maturity. Gross unrealized gains and losses on cash equivalents and short term investments were not material as of March 31, 2013 and December 30, 2012. Gross realized gains and losses on cash equivalents and short term investments were not material for the three months ended March 31, 2013 and March 25, 2012.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	March 31, 2013	December 30, 2012
	(in thousands)

Cash and cash equivalents
Cash	$253,305	$258,126
Cash equivalents:
Money market funds	4,359	1,181
FDIC insured certificates of deposit	4,068	2,870
Cash and cash equivalents	$261,732	$262,177

Short-term investments
Commercial paper	$14,984	$14,980
FDIC insured certificates of deposit	32,414	36,740
Short-term investments	$47,398	$51,720

Account receivable, net
Accounts receivable, gross	$106,829	$107,127
Allowance for doubtful accounts	(227)	(263)
Account receivable, net	$106,602	$106,864

Inventories
Raw materials	$8,767	$8,647
Work-in-process	139,355	149,722
Finished goods	31,526	23,823
Inventories	$179,648	$182,192

Property, plant and equipment, net
Land	$45,168	$45,168
Buildings and leasehold improvements	60,975	59,807
Equipment	347,258	341,129
Construction in progress	9,604	11,694
Accumulated depreciation and amortization	(292,182)	(281,069)
Property, plant and equipment, net	$170,823	$176,728

Accrued Compensation and Benefits
Accrued Vacation	$8,183	$9,404
Others	11,810	16,676
Accrued Compensation and Benefits	$19,993	$26,080

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

 4. Accumulated Other Comprehensive Income

The following table summarizes the activity related to accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Net Gains and Losses on Cash Flow Hedges		Unrealized Gains and Losses on Available-for-Sale Securities		Total
	(in thousands)

Beginning Balance, December 30, 2012	$(2,685)	$1		$1,200		$(1,484)
Other comprehensive income before reclassification, net of tax	(1,055)	7,743		-		6,688
Amounts reclassified from accumulated other comprehensive income	-	(1,753	)(1)	(1,200	)(2)	(2,953)
Net other comprehensive income	(1,055)	5,990		(1,200)		3,735
Ending Balance, March 31, 2013	$(3,740)	$5,991		$-		$2,251

(1) Reclassified into Net Sales line item of the Condensed Consolidated Statement of Operations. See Note 10 of the Condensed Consolidated Financial Statements.
(2) Reclassified into Interest and Other Inome line item of the Condensed Consolidated Staement of Operations

5. Equity Incentive Plan and Stock-Based Compensation

Equity Incentive Plan

The Company’s 2010 Equity Incentive Award Plan (2010 Plan) provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, and deferred stock to its employees, consultants and non-employee members of its Board of Directors.

In the first quarter of fiscal 2013, the Company granted performance-based restricted stock units (PSUs) to certain senior executives. The PSUs have vesting percentages ranging from 0% to 100%, calculated based on the relative Total Shareholder Return (TSR) of the Company’s common stock as compared to the TSR of its peer companies. These awards are divided into two equal tranches, each with an 18-month performance period. The first performance period is from February 1, 2013 through July 31, 2014 and the second performance period is from August 1, 2014 through January 31, 2016. The grant date fair value for these grants is estimated using the Monte-Carlo option pricing model.

The numbers of shares of common stock available for grant under the 2010 Plan are shown in the following table:

Shares Available For Grant
Balance as of December 30, 2012	1,103,450

Additional shares issuable under 2010 Plan (annual increase for 2013)	2,577,033

Stock options granted, net of forfeitures/cancellations	(381,869)

RSU awards granted, net of forfeitures/cancellations	(203,485)

PSU awards granted, net of forfeitures/cancellations	(376,000)

Balance as of March 31, 2013	2,719,129

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Stock-Based Compensation

The following table presents the total stock-based compensation expense by financial statement caption resulting from the Company’s stock options and RSU awards:

	Three Months Ended
	March 31, 2013	March 25, 2012
	(in thousands)

Cost of sales	$1,472	$1,296
Research and development	2,795	1,586
Sales, general and administrative	4,357	3,565
Stock-based compensation expense before income taxes	8,624	6,447
Stock-based compensation expense after income taxes(1)	$8,624	$6,447

(1)  There was no income tax benefit related to stock-based compensation because all of the Company's U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subject to a full valuation allowance.

        The weighted average fair value of the Company’s stock options granted is as follows:

	Three Months Ended
	March 31, 2013	March 25, 2012

Weighted average fair value of stock options granted	$4.99	$4.04

The fair value of each stock option was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for grants:

	Three Months Ended
	March 31, 2013	March 25, 2012

Expected volatility	54.03%	51.36%
Risk-free interest rate	0.60%	0.92%
Expected term (in years)	4.35	4.35
Dividend yield	0.00%	0.00%

As of March 31, 2013, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $41.0 million after reduction for estimated forfeitures. These stock options and RSU awards will generally vest ratably through 2016.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The fair value of each PSU award granted in fiscal 2013 was $7.40 using a Monte-Carlo pricing model and was estimated with the following assumptions:

Three Months Ended
March 31, 2013

Stock price on grant date	$11.50
Expected volatility	50.90%
Risk-free interest rate	0.21%
Dividend yield	0.00%

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activities and related information under the 2010 Plan for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding stock options as of December 30, 2012	6,641,892	$13.06	5.34	$15,228

Granted	408,000	$11.50

Canceled/Forfeited	(26,131)	$14.43

Exercised	(68,505)	$9.34		$202

Outstanding stock options as of March 31, 2013	6,955,256	$13.00	5.19	$12,039

Total vested and exercisable as of March 31, 2013	3,964,421	$13.47	4.77	$6,466

        No income tax benefit was realized from stock option exercises for the three months ended March 31, 2013.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The following table summarizes RSU award activities and related information for the three months ended March 31, 2013:

	RSU
	Number of Shares	Weighted Average Grant-date Fair Value
Outstanding as of December 30, 2012	2,518,916	$13.72

Granted	237,975	$11.50

Canceled/Forfeited	(34,490)	$12.25

Vested	(623,670)	$10.45

Outstanding as of March 31, 2013	2,098,731	$14.46

The following table summarizes key executive RSU and PSU award activities and related information for the three months ended March 31, 2013.

	Key Executive RSU		PSU
	Number of Shares	Weighted Average Grant-date Fair Value	Number of Shares	Weighted Average Grant-date Fair Value
Outstanding as of December 30, 2012	1,792,171	$12.02	-	$-

Granted	-	$-	376,000	7.40

Canceled/Forfeited	-	$-	-	$-

Vested	(764,382)	$11.56	-	$-

Outstanding as of March 31, 2013	1,027,789	$12.36	376,000	$7.40

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

6. Net Income (loss) Per Share

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

	Three Months Ended
	March 31, 2013	March 25, 2012
	(in thousands except for per-share amounts)
Numerator:
Net loss	$(14,435)	$(13,119)
Denominator:
Denominator for basic net income per share, weighted average shares	58,086	59,676
Denominator for diluted net income per share, weighted average shares	58,086	59,676
Net loss per share:
Basic net loss per share	$(0.25)	$(0.22)
Diluted net income (loss) per share	$(0.25)	$(0.22)
Potentially dilutive shares excluded from the diluted income per share computation because their effect would have been anti-dilutive	4,615	2,276

7. Intangible Assets and Goodwill

Intangible Assets

          The following table presents the balance of intangible assets as of the dates indicated below:

	March 31, 2013			December 30, 2012
	(in thousands)
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed Technology	$111,376	$(39,485)	$71,891	$111,376	$(35,386)	$75,990
Customer relationships	92,594	(27,592)	65,002	93,264	(25,191)	68,073
Trade Names	8,374	(3,597)	4,777	8,374	(3,284)	5,090
Total	$212,344	$(70,674)	$141,670	$213,014	$(63,861)	$149,153

The changes in the gross balance of intangibles assets since December 30, 2012 resulted primarily from foreign currency translation adjustments.

The actual amortization expense and estimated future amortization expense for intangible assets are summarized below:

	Three Months Ended
	March 31, 2013	March 25, 2012
	(in thousands)
Amortization expense	$6,813	$6,661

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Estimated Future Amortization
(in thousands)
Fiscal 2013 (remaining 9 months)	$20,118
Fiscal 2014	27,251
Fiscal 2015	27,251
Fiscal 2016	27,419
Fiscal 2017	16,270
Fiscal 2018 and beyond	23,361
Total	$141,670

Goodwill

          The following table presents the balance of goodwill as of the dates indicated below:

	March 31, 2013	December 30, 2012
	(in thousands)

Goodwill	$166,688	$166,931

           The changes in the carrying amount of goodwill since December 30, 2012 resulted primarily from foreign currency translation adjustments.

8. Debt

          The following table summarizes the Company’s debt at March 31, 2013 and December 30, 2012:

	March 31, 2013	December 30, 2012
	(in thousands)
Debt obligations:
Term Loan	$214,978	$216,295
Senior Unsecured Notes	200,000	200,000
Total debt	$414,978	$416,295
Less: current portion	11,626	5,382
Long-term debt	$403,352	$410,913

Under the Company’s existing debt arrangements, the Company is subject to a number of covenants and the Company was in compliance of these covenants as of March 31, 2013.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

9. Fair Value Measurement

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

        The fair value measurements of the Company’s financial assets and liabilities consisted of the following types of instruments categorized in the table below based upon the fair value hierarchy:

	March 31, 2013					December 30, 2012
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
	(in thousands)

Money market funds	$4,359	$-	$-	$4,359	(1)	$1,181	$-	$-	$1,181	(2)
Commercial paper	-	14,984	-	14,984	(1)	-	14,980	-	14,980	(2)
Foreign currency forward contracts	-	7,486	-	7,486		-	3,032	-	3,032
Auction rate securities	-	-	-	-		-	1,530	-	1,530
Total financial assets	$4,359	$22,470	$-	$26,829		$1,181	$19,542	$-	20,723
Interest rate swaps	$-	$251	$-	$251		$-	$514	$-	$514
Foreign currency forward contracts		$44		$44		$-	$296	$-	$296
Total financial liabilities	$-	$295	$-	$295		$-	$810	$-	$810

(1) Total cash and cash equivalents, short-term investments of $309.1 million as of March 31, 2013 includes cash of $253.3 million held in operating accounts,  $4.3 million in money market funds, $15.0 million in commercial paper and $36.5 million in FDIC insured certificates of deposit.
(2) Total cash and cash equivalents, short-term investments of $313.9 million as of December 30, 2012  includes cash of $297.7 million held in operating accounts, $1.2 million in money market funds and $15.0 million in commercial paper.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Fair Value of Other Financial Instruments Not Carried At Fair Value

Substantially all of the Company’s long-term debt is traded in the market and the fair value in the table below is based on the quoted market price as of March 31, 2013 and December 30, 2012 and is Level 1. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	March 31, 2013		December 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands)

Debt traded in the market:
Term Loan	$214,978	$217,128	$216,295	$217,917
Senior Unsecured Notes	200,000	209,500	200,000	201,000
Total Debt Obligations	$414,978	$426,628	$416,295	$418,917

The fair value of the Company’s cash equivalents, accounts receivable, accounts payable and other current liabilities approximates their carrying value.

10. Derivative Financial Instruments

Beginning in the second quarter of fiscal 2012, the Company entered into multiple foreign exchange forward contracts to hedge certain operational exposures resulting from movements in Japanese yen (JPY) exchange rates. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate movements on operating results. Some foreign currency forward contracts were considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or undesignated, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues and net asset or liability positions designated in currencies other than the U.S. dollar and they are not speculative in nature.

Cash Flow Hedges

The Company’s foreign currency forward contracts that were designated as cash flow hedges are carried at fair value and have maturities between three and eight months. There were no such gains or losses recognized in interest and other income (expense), for the three months ended March 31, 2013 on account of non-occurrence or probability of non-occurrence of forecasted transactions.

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in interest and other income (expense) in its Condensed Consolidated Statements of Operations. There was no net gain or loss recognized for cash flow hedges due to hedge ineffectiveness for the three months ended March 31, 2013.

At March 31, 2013, the Company had outstanding forward contracts to sell JPY 12,251 million in exchange for $136.4 million. Over the next twelve months, the Company expects to reclassify $6.0 million from accumulated other comprehensive gain to earnings as the related forecasted transactions occur.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The following table summarizes the activity related to derivatives in accumulated other comprehensive loss, net of tax:

Three Months Ended
March 31, 2013
(in thousands)

Beginning Balance	$1
Net gain reclassified into earnings	(1,753)
Net unrealized hedge gain arising during the period	7,743
Ending Balance	$5,991

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

Buy / Sell	March 31, 2013	December 30, 2012
(in millions)

Japanese Yen / US dollar	-	$	JPY 1,028.7 / 12.3
US dollar / Japanese Yen	$32/JPY 2,883		$45.1/ JPY 3,614

Interest Rate Swap

The Company is exposed to the variability of future quarterly interest payments on its Senior Secured Term Loan (the Term Loan) due to changes in the LIBOR above the floor rate of 1.25 percent. To mitigate this interest rate risk and comply with the hedging requirement in the initial Term Loan agreement, the Company entered into a series of interest rate swaps to manage the interest rate risk associated with its borrowings in the third quarter of fiscal 2010. The hedging requirement in the Term Loan agreement was removed when the Term Loan was amended in November 2010.  However, the interest rate swaps remained in place as of March 31, 2013.

The Company has approximately $215 million outstanding under the Term Loan as of March 31, 2013. The swap agreements have an aggregate notional amount of $250 million and expire on May 17, 2013. Under these agreements, the Company pays the independent swap counterparty a fixed rate of 2.42 percent and, in exchange, the swap counterparty pays the Company an interest rate equal to the floor rate of 2 percent or three-month LIBOR, whichever is higher. The mark-to-market of the swap has been reported as a component of interest expense as it does not qualify as a cash flow hedge.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and March 25, 2012 was as follows:

	Three Months Ended
	March 31, 2013	March 25, 2012
	(in thousands)
Derivatives Designated as Hedging Instruments

Foreign exchange forward contracts

Net gain recognized in OCI (1)	$7,743	$-

Net gain reclassified from accumulated OCI into income (2)	$(1,753)	$-

Derivatives Not Designated as Hedging Instruments

Net loss (gain) recognized in income

Swap interest expense (3)	$6	$85

Foreign exchange forward contracts (4)	$(2,589)	$284

(1)      Net change in the fair value of the effective portion classified in other comprehensive income (OCI)
(2)      Effective portion classified as net product revenue
(3)      Classified in interest expense
(4)      Classified in interest income and other

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets were as follows:

	March 31, 2013		December 30, 2012
Balance sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
		(in thousands)

Prepaid expenses and other current assets
Foreign Currency Forward Contracts	$6,090	$1,396	$-	$3,032

Other accrued liabilities
Interest rate Swap	$-	$251	$-	$514
Foreign Currency Forward Contracts	$6	$38	$-	$296

Other long-term liabilties
Interest rate Swap	$-	$-	$-	$-

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

11. Income Taxes

The following table presents the Company’s income tax expense:

	Three Months Ended
	March 31, 2013	March 25, 2012
	(in thousands)

Income tax expense	$2,388	$3,445

The Company’s tax expense decreased from $3.4 million for the three months ended March 25, 2012 to $2.4 million for the three months ended March 31, 2013. The decrease was primarily related to a decrease in operating income in the Company’s foreign locations. As of March 31, 2013, all of the Company's U.S. deferred tax assets, net of deferred tax liabilities continue to be subject to a full valuation allowance. The valuation allowance is based on the Company's assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 30, 2012, the Company had U.S. federal and state net operating loss carry forwards of approximately $992.2 million and $218.8 million, respectively. Approximately $490.6 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. The federal and state net operating losses, if not utilized, expire from 2016 to 2031. The Company also has U.S. federal credit carryovers of $1.0 million which expire from 2020 to 2021. The Company also has state tax credits of $17.3 million, which includes California state tax credits of $16.5 million that can be carried forward indefinitely.

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

12. Restructuring and Others

Fiscal 2011 Restructuring Plan

Beginning in the fourth quarter of fiscal 2011, the Company initiated a restructuring plan as part of a company-wide cost saving initiative aimed at reducing operating costs in light of global economic challenges and rapid changes in the China wireless and handset market. In the interest of reducing costs and improving efficiencies, the Company announced reduction of headcount in several locations and the closure of its assembly, test, mark and pack facility in Kuala Lumpur, Malaysia (the KL facility), which was completed in the first quarter of fiscal 2012. Total costs incurred under the fiscal 2011 restructuring plan were $22.6 million.

Fiscal 2009/10 Restructuring Plan

In fiscal 2009 and 2010, the Company implemented certain restructuring measures including workforce reductions and the sale of its plant in Suzhou, China. The Company incurred restructuring expenses related to employee termination benefits and fixed asset relocation, depreciation and disposal. During the first quarter of fiscal 2012, there was a restructuring credit of $0.8 million as a result of the Company having prevailed in a labor-related lawsuit in conjunction with the 2009 restructuring activities in Thailand. Total costs incurred under the 2009/10 Restructuring Plan were $43.2 million.

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Summary of Restructuring Plans

The following tables present a summary of restructuring activities related to all of the Company’s restructuring plans described above:

	Fiscal 2011 Restructuring Plan
	Three Months Ended March 31, 2013	Three Months Ended March 25, 2012
	(in thousands)
Accrued restructuring balance, beginning of period	$538	$8,087
Provision:
Asset relocation fees	-	2,190
Asset impairment charges	-	2,070
Severance and others	-	1,114
Restructuring charges	-	5,374
Non-cash adjustments (1)	(74)	(2,829)
Cash payments	(419)	(4,988)
Accrued restructuring balance, end of period	$45	$5,644

(1) Non-cash adjustments relate to asset impairment charges and foreign currency translations.

The Company does not expect to incur further restructuring charges under the 2011 and 2009/10 Restructuring Plans.

13. Commitments and Contingencies

Purchase Commitments

The Company had $199.7 million of purchase commitments with certain suppliers, primarily for inventory items as of March 31, 2013.

Guarantees

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

Spansion Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Product Warranties

The Company generally offers a one-year limited warranty for its Flash memory products. Changes in the Company’s liability for product warranty were as follows:

	Three Months Ended
	March 31, 2013	March 25, 2012
	(in thousands)
Balance at beginning of period	$2,124	$2,537
Provision for warranties issued	296	1,517
Settlements made	(806)	(187)
Changes in liability for pre-existing warranties during the period	(36)	(73)
Balance at end of period	$1,578	$3,794

Legal Matters

The Company is a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

14. Ongoing Bankruptcy Related Matters

          In connection with the Company’s emergence from Chapter 11 bankruptcy proceedings in May 2010, a claims agent was appointed to analyze and, at its discretion, contest outstanding disputed claims totaling $1.5 billion. As of March 31, 2013, the Company had resolved all of these claims with the exception of potential preference claim reserves of $11.1 million. The unregistered shares of Class A Common Stock did not change substantially as of March 31, 2013 compared to December 30, 2012.

15. Subsequent Events

On April 29, 2013, the Company announced the execution of a stock purchase agreement with Fujitsu Semiconductor Limited (FSL) to acquire FSL’s business of designing, developing, marketing and selling analog semiconductor and microcontroller products. Pursuant to the stock purchase agreement, the Company will acquire certain subsidiaries and assets, including approximately 1,200 patents, and assume certain liabilities of FSL. The purchase price for the business is approximately $110 million. The purchase price is denominated in currencies other than the US Dollar and the Company has entered into an economic hedge to mitigate the impact of foreign currency fluctuations on the purchase price.

In addition, the Company and FSL have agreed as a condition precedent to closing of the transaction to negotiate an agreement to purchase existing inventory for approximately $65 million, subject to adjustment depending on the valuation and volume of inventory available at the time of closing.

The Company expects that the transaction will close between July and September of fiscal 2013. Approximately 1,100 employees of FSL, who are primarily engaged in this business are intended to be transferred to the Company on or after closing. Consummation of the transaction will be subject to the satisfaction of customary closing conditions, including the absence of a material adverse effect on the business to be acquired, the absence of legal actions relating to the transaction, the accuracy of representations and warranties made by both parties, the receipt of certain regulatory and other consents and the execution of ancillary agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating  future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Part I, Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K, filed with the SEC on February 25, 2013. We also face risks and uncertainties associated with substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives. Other risks and uncertainties relating to our business include our ability to: implement our business strategy focused primarily on the embedded Flash memory market; maintain or increase our average selling price and lower our average costs; accurately forecast customer demand for our products; attract new customers; obtain additional financing in the future; maintain our distribution relationships and channels in the future; successfully enter new markets and manage our international expansion; successfully compete with existing and new competitors, or with new memory or other technologies; successfully develop new applications and markets for our products; maintain manufacturing efficiency; obtain adequate supplies of satisfactory materials essential to manufacture our products; successfully develop and transition to the latest technologies; negotiate patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; protect our intellectual property and defend against infringement or other intellectual property claims; maintain our business operations and demand for our products in the event of natural or man-made catastrophic events; and effectively manage, operate and compete in the current sustained economic downturn. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect any events or circumstances that arise after the date of this report, or to conform such statements to actual results or changes in our expectations.

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

Within this embedded industry, we serve a well-diversified customer base through a differentiated, non-commodity, service-oriented model that strives to meet the needs of our customer’s for product performance, quality, reliability and service. Our Flash memory solutions are incorporated in products manufactured by leading original equipment manufacturers (OEMs). In many cases, embedded customers require products with a high level of performance, quality and reliability, specific feature sets and wide operating temperatures to allow their products to work in extreme conditions. Some embedded customers require product availability from suppliers for over a decade of production. We spent many years refining the product and service strategy to address these market requirements and deliver high-quality products that go into a broad range of electronic applications such as cars, airplanes, set top boxes, games, telecommunications equipment, smart meters and medical devices.

The majority of our NOR Flash memory product designs are based on our proprietary two-bit-per-cell MirrorBit® technology, which has a simpler cell architecture, higher yields and lower costs than competing floating gate NOR Flash memory technology. While we are most known for our NOR products, we are expanding our portfolio in the areas of NAND and programmable system solutions to broaden our customer engagement and bring differentiated products to embedded markets. Our products are designed to accommodate various voltage, interface and density requirements for a wide range of applications and customer platforms.

In addition to Flash memory products, we generate revenue by licensing our intellectual property to third parties and we assist our customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

On April 29, 2013, we announced the execution of a stock purchase agreement with Fujitsu Semiconductor Limited (FSL) to acquire FSL’s business of designing, developing, marketing and selling analog semiconductor and microcontroller products. Pursuant to the stock purchase agreement, we will acquire certain subsidiaries and assets, including approximately 1,200 patents, and assume certain liabilities of FSL. The purchase price for the business is approximately $110 million. The purchase price is denominated in currencies other than the US Dollar and we have entered into an economic hedge to mitigate the impact of foreign currency fluctuations on the purchase price.

In addition, we have agreed with FSL as a condition precedent to closing of the transaction to negotiate an agreement to purchase existing inventory for approximately $65 million, subject to adjustment depending on the valuation and volume of inventory available at the time of closing.

We expect that the transaction will close between July and September of fiscal 2013. Approximately 1,100 employees of FSL, who are primarily engaged in this business are intended to be transferred to the Company on or after closing. Consummation of the transaction will be subject to the satisfaction of customary closing conditions, including the absence of a material adverse effect on the business to be acquired, the absence of legal actions relating to the transaction, the accuracy of representations and warranties made by both parties, the receipt of certain regulatory and other consents and the execution of ancillary agreements.

Critical Accounting Policies

There have been no significant changes in our critical accounting estimates or significant accounting policies during the three months ended March 31, 2013 as compared to the discussion in Part II, Item 7 and in Note 2 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 30, 2012.

Recent Accounting Pronouncements

In February 2013, the FASB issued guidance to provide enhanced disclosures related to reclassifications out of accumulated other comprehensive income. An entity will be required to disclose the net income line items impacted by significant reclassifications out of accumulated other comprehensive income if the item is reclassified in its entirety. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance beginning in the first quarter of fiscal 2013 did not have an impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued an accounting standard update requiring enhanced disclosure related to certain financial instruments and derivative instruments that are offset in the balance sheet or subject to an enforceable master netting arrangement or similar arrangement. In January 2013, the FASB clarified the scope of this guidance as being applicable to derivatives, repurchase agreements and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirement becomes effective beginning the first quarter of fiscal year ending December 28, 2014. The adoption of this guidance is not expected to have an impact on our financial position, results of operations or cash flows.

Results of Operations

Comparison of Net Sales, Gross Margin, Operating Expenses, Interest and Other Income (Expense),  Interest Expense and Income Tax Provision

The following is a summary of our operating results:

	Three Months Ended
	March 31, 2013	March 25, 2012	Variance
	(in thousands, except for percentages)
Net sales	$189,572	$218,758	$(29,186)
Cost of sales	143,717	159,560	(15,843)
Gross profit	45,855	59,198	(13,343)
Gross margin	24.2%	27.1%	-2.9%
Research and development	22,777	26,041	(3,264)
Sales, general and administrative	28,483	32,640	(4,157)
Restructuring charges	-	4,518	(4,518)
Operating income	(5,405)	(4,001)	(1,404)
Interest and other income (expense)	962	1,505	(543)
Interest expense	(7,604)	(7,681)	77
Provision for income taxes	(2,388)	(3,445)	1,057

Net Sales

Net sales decreased by $29.2 million from $218.8 million for the three months ended March 25, 2012 to $189.6 million for the three months ended March 31, 2013. The decrease was due to a $15.9 million decline in embedded sales mainly in the Japan region due to lower sales volume and competitive pricing pressures in the first quarter of fiscal 2013. This decrease was partially offset by a $2.7 million ramp of revenues from 32nm NAND. Wireless sales decreased by $9.3 million and have been declining as we shifted our strategy to focus on the embedded market.

Gross Profit

Our gross profit decreased by $13.3 million from $59.2 million for the three months ended March 25, 2012 to $45.9 million for the three months ended March 31, 2013. The gross margin percentage declined from 27.1% in the three months ended March 25, 2012 to 24.2% in three months ended March 31, 2013.  The decrease in gross margin was primarily driven by a reduction in product sales mix changes and licensing revenues. The decline was partially offset by a $12.0 million cost improvement associated with our internal fabrication facility utilization and efficiencies from consolidation of our two assembly, and test operations in Asia following the closure of our Kuala Lumpur (KL), Malaysia facility.

Research and Development (R&D)

R&D expenses decreased by $3.2 million from $26.0 million for the three months ended March 25, 2012 to $22.8 million for the three months ended March 31, 2013. The decrease was mainly due to $2.4 million of lower employee compensation and benefits, and $2.0 million of lower development charges relating to NAND development. This was partially offset by $1.2 million higher stock based compensation expense due to new grants during fiscal 2012 and the first quarter of fiscal 2013.

Sales, General and Administrative (SG&A)

SG&A expenses decreased by $4.1 million from $32.6 million for the three months ended March 25, 2012 to $28.5 million for the three months ended March 31, 2013. The decrease was mainly due to $2.9 million of lower expenses relating to travel, marketing, sales commission, building maintenance and other outside services as we monitor our cost structure to align it with the global economic conditions and $2.3 million of lower employee compensation and benefits. The decrease was partially offset by $0.8 million of higher stock based compensation expense due to new grants during fiscal 2012 and the first quarter of fiscal 2013.

 Restructuring Charges

There were no restructuring charges for the first quarter of fiscal 2013. Restructuring charges for the three months ended March 25, 2012 were $4.5 million, comprised of $5.4 million primarily relating to asset relocation and impairment charges in our KL facility which was offset by a $0.8 million credit as a result of us having prevailed in a labor-related lawsuit in conjunction with 2009 restructuring activities in Thailand.

Interest and Other Income (Expense)

Interest and other income (expense), decreased by $0.5 million from $1.5 million for the three months ended March 25, 2012, to $1.0 million for the three months ended March 31, 2013. This was primarily due to $1.0 million of lower preferential claim receipts in fiscal 2012 which was partially offset by $0.4 million lower realized and unrealized loss on foreign currency transactions.

Interest Expense

Interest expense decreased by $0.1 million from $7.7 million for the three months ended March 25, 2012 to $7.6 million for the three months ended March 31, 2013. This was primarily due to lower interest expense as a result of continued repayment of the Term Loan in fiscal 2012.

Provision for Income Taxes

Our tax expense decreased from $3.4 million for the three months ended March 25, 2012 to $2.4 million for the three months ended March 31, 2013.  The decrease was primarily related to a decrease in operating income in the Company’s foreign locations.

As of March 31, 2013, all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on our assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 30, 2012, we had U.S. federal and state net operating loss carry forwards of approximately $992.2 million and $218.8 million, respectively. Approximately $490.6 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. The federal and state net operating losses, if not utilized, expire from 2016 to 2031. We also have U.S. federal credit carryovers of $1.0 million which expire from 2020 to 2021. We also have state tax credits of $17.3 million, which includes California state tax credits of $16.5 million which can be carried forward indefinitely.

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

Contractual Obligations

          The following table summarizes our contractual obligations at March 31, 2013:

	Total	2013	2014	2015	2016	2017	2018 and Beyond
	(in thousands)
Senior Secured Term Loan	$217,246	$1,120	$2,240	$2,240	$2,240	$2,800	$206,606

Senior Notes	200,000	-	-	-	-	200,000

Interest expense on Debt	143,235	21,889	27,209	27,090	27,002	29,571	10,474

Other long term liabilities (1)	6,896	-	4,558	2,083	210	45	-

Operating leases	10,448	3,420	3,449	1,910	1,449	220	-

Unconditional purchase commitments (2)	199,724	23,657	118,831	28,796	28,315	125	-

Total contractual obligations (3)	$777,549	$50,086	$156,287	$62,119	$59,216	$232,761	$217,080

(1)	Other long term liabilities comprise of payment commitments under long term software license agreements with vendors and asset retirement obligations.
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

(3)
As of March 31, 2013, the liability for uncertain tax positions was $18.9 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Liquidity and Capital Resources

Cash Requirements

          As of March 31, 2013 and December 25, 2012, we had the following cash and cash equivalents and short term investments:

	March 31, 2013	December 30, 2012
	(in thousands)

Cash	$253,305	$258,126
Money market funds	4,359	1,181
FDIC insured certificates of deposit	36,482	39,610
Commercial paper	14,984	14,980
Total cash and cash equivalents and short-term investments	$309,130	$313,897

          Key components of our cash flow during the three months ended March 31, 2013 and March 25, 2012 were as follows:

	Three Months Ended
	March 31, 2013	March 25, 2012
	(in thousands)

Net cash provided by operating activities	$6,995	$14,933
Net cash provided by (used for ) investing activities	(6,419)	70
Net cash used for financing activities	(1,307)	(12,631)

Effect of exchange rate changes on cash and cash equivalents	286	(197)
Net (decrease) increase in cash and cash equivalents	$(445)	$2,175

Our future uses of cash are expected to be primarily for working capital, debt servicing, capital expenditures, contractual obligations, acquisitions and strategic investments. We believe our anticipated cash flows from operations, current cash balances and our existing revolving credit facility will be sufficient to fund working capital requirements and operations, debt service, and meet our cash needs for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $7.0 million during the three months ended March 31, 2013, which consisted of net loss of $14.4 million, and a net decrease in operating assets and liabilities of $5.3 million offset by net non-cash items of approximately $26.7 million. The net decrease in operating assets and liabilities was due to the decrease of $11.9 million in accounts payable, accrued liabilities, and accrued compensation and benefits, decrease of $4.8 million in prepaid and other current assets, increase of $5.3 million of other long term assets and increase of $2.5 million of inventories. Net non-cash items primarily consisted of $19.9 million in depreciation and amortization, and $8.6 million of stock compensation expense.

Net cash provided by operating activities was $15.0 million during the three months ended March 25, 2012, primarily due to a net loss of $13.6 million and a net decrease in operating assets and liabilities of $4.5 million offset by net non-cash items of approximately $33.1 million. The net decrease in operating assets and liabilities was primarily due to the decrease of $12.9 million in accounts payable, accrued liabilities, and accrued compensation and benefits, the increase of $3.1 million in accounts receivable and the decrease of $14.4 million in inventories. Net non-cash items primarily consisted of $25.6 million of depreciation and amortization, $2.1 million of asset impairment charges, and $6.4 million of stock compensation costs.

Investing Activities

Net cash used for investing activities was $6.4 million during the three months ended March 31, 2013, primarily comprised of $24.0 million used to purchase marketable securities and $12.8 million used to purchase property, plant and equipment, which were offset by $28.0 million in proceeds from the maturities of marketable securities.

Net cash used for investing activities was  neutral during the three months ended March 25, 2012, primarily comprised of $9.2 million of capital expenditures used to purchase of property, plant and equipment, $34.3 million of purchase of marketable securities, offset by a $4.1 million deposit received on the sale of the KL facility, proceeds from liquidation of auction rate securities of $1.1 million and $38.4 million proceeds from maturities of marketable securities. In the second quarter of fiscal 2012, we consummated the sale of the KL land and building for the remaining purchase price of approximately 112.0 million Malaysian ringitt ($36.5 million based on a currency conversion rate as of March 25, 2012).

Financing Activities

Net cash used for financing activities was $1.3 million during the three months ended March 31, 2013, primarily due to $1.5 million payments on debt, offset by $0.6 million of proceeds from issuance of common stock upon the exercise of stock options.

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

 As of March 31, 2013, we did not have any other significant off-balance sheet arrangements, as that term is defined in Item 303(a) (4) (ii) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. As of March 31, 2013, we had approximately $253.3 million held in demand deposit accounts, approximately $4.3 million held in overnight money market funds, approximately $36.5 million invested in certificates of deposit fully insured by the FDIC, and approximately $15.0 million invested in commercial paper. Our cash and short-term investment position is highly liquid. Approximately $258.6 million have maturity terms of 0 to 30 days, approximately $3.1 million have maturity terms of 31 to 90 days, approximately $6.3 million have maturity terms of 91 to 180 days, and the remaining approximately $41.1 million have maturity terms of 181 to 365 days at the time of purchase. Accordingly, our interest income fluctuates with short-term market conditions, but our exposure to interest rate risk is minimal due to the short term nature of our cash and investment position.

As of March 31, 2013, approximately 48% percent of the aggregate principal amounts outstanding under our third party debt obligations were fixed rate, and approximately 52% percent of our total debt obligations were variable rate comprised of the Term Loan with an outstanding balance of approximately $215 million as of March 31, 2013. The Term Loan has a LIBOR floor of 1.25 percent. While LIBOR is below 1.25 percent, our interest expense will not change along with short-term change in interest rate environment. When LIBOR is above 1.25 percent, changes in interest rates associated with the term loan could then result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our contractual interest expense by approximately $2.1 million annually.

As of March 31, 2013, we have a series of interests rate swaps with a financial institution to partially economically hedge the variability of interest payments attributable to fluctuations in the LIBOR benchmark interest rate. See Note 10 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.

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

 The following table provides information about our foreign currency forward contracts as of March 31, 2013 and December 30, 2012:

	March 31, 2013			December 30, 2012
	Notional Amount	Average Contract Rate	Estimated Fair Value	Notional Amount	Average Contract Rate	Estimated Fair Value
	(in thousands, except contract rates)
Foreign currency forward contracts

Non-designated hedges (Buy JPY / Sell USD)	$-	¥-	$-	$12,258	¥83.92	$(296)

Non-designated hedges (Sell JPY / Buy USD)	$31,975	¥90.16	$1,358	$45,059	¥80.21	$3,032

Designated hedges (Sell JPY / Buy USD)	$136,432	¥89.80	$6,084	$-	¥-	$-

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          The Company is a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our  Annual Report on Form 10-K for the year ended December 30, 2012 filed with the SEC on February 25,  2013 and the additional factor below, which could materially adversely affect our business, financial condition and/or results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Our pending acquisition of the Fujitsu Microcontroller and Analog business is subject to closing conditions that may not be satisfied.

On April 29, 2013, we announced the execution of a stock purchase agreement with Fujitsu Semiconductor Limited (FSL) to acquire certain subsidiaries, assets and inventory and assume certain liabilities for purposes of purchasing FSL’s business of designing, developing, marketing and selling analog semiconductor and microcontroller products. The transaction is subject to a number of conditions that must be satisfied before it can be completed, and if those conditions are not met, the acquisition may not go forward.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

10.1
Stock Purchase Agreement by and among Spansion LLC, Nihon Spansion Limited and Fujitsu Semiconductor Limited, dated as of April 30, 2013, filed as Exhibit 2.1 to Spansion’s Current Report on Form 8-K dated April 30, 2013, is hereby incorporated by reference.

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

SPANSION INC.

/s/ Randy W. Furr
Date: May 3, 2013	By:
Randy W. Furr
Corporate Executive Vice President and Chief Financial Officer