Form 10-Q
period 2013-06-30
Spansion Inc.
filed 2013-08-05
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on July 31, 2013:

Class	Number of Shares
Class A Common Stock, $0.001 par value Class B Common Stock, $0.001 par value	58,729,476 1

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Net sales	$195,070	$233,440	$384,642	$452,198
Cost of sales	137,714	159,529	281,431	319,089
Gross Profit	57,356	73,911	103,211	133,109
Research and development	23,548	29,631	46,325	55,671
Sales, general and administrative	34,414	35,617	62,897	68,257
Net gain on sale of Kuala Lumpur land and building	-	(28,434)	-	(28,434)
Restructuring charges (credits)	-	(729)	-	3,788
Operating income (loss)	(606)	37,826	(6,011)	33,827
Interest and other income (expense)	3,118	(556)	4,080	949
Interest expense	(7,378)	(7,903)	(14,982)	(15,585)
Income (loss) before income taxes	(4,866)	29,367	(16,913)	19,191
Provision (benefit) for income taxes	(1,635)	3,370	753	6,815
Net income (loss)	(3,231)	25,997	(17,666)	12,376
Less: Net loss attributable to the noncontrolling interest	-	-	-	(503)
Net income (loss) attributable to Spansion Inc. common stockholders	$(3,231)	$25,997	$(17,666)	$12,879

Net income (loss) per share
Basic	$(0.06)	$0.43	$(0.30)	$0.22
Diluted	$(0.06)	$0.43	$(0.30)	$0.21

Shares used in per share calculation
Basic	58,646	59,975	58,366	59,832
Diluted	58,646	60,475	58,366	60,590

See accompanying notes.

Spansion Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income (loss)	$(3,231)	$25,997	$(17,666)	$12,376
Other comprehensive income (loss), net of tax:
Gain on auction rate securities reclassified into earnings	-	-	(1,200)	-
Net foreign currency translation gain (loss)	(482)	134	(1,537)	(46)
Net unrealized gain on cash flow hedges:
Net unrealized hedge gain arising during the period	6,317	217	14,060	217
Net gain reclassified into earnings for cash flow hedges (ineffective portion)	(2,415)	-	(2,415)	-
Net gain reclassified into earnings for cash flow hedges (effective portion)	(2,835)	-	(4,588)	-
Net unrealized gain on cash flow hedges	1,067	217	7,057	217
Other comprehensive income, net of tax	585	351	4,320	171
Total comprehensive income (loss), net of tax	(2,646)	26,348	(13,346)	12,547
Less: Comprehensive loss attributable to noncontrolling interest	-	-	-	(503)
Comprehensive income (loss) attributable to Spansion Inc. common stockholders	$(2,646)	$26,348	$(13,346)	$13,050

See accompanying notes.

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	June 30, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$205,535	$262,177
Short-term investments	99,751	51,720
Accounts receivable, net	112,865	106,864
Inventories	197,082	182,192
Deferred income taxes	8,644	8,699
Prepaid expenses and other current assets	36,609	28,531
Total current assets	660,486	640,183

Property, plant and equipment, net	174,369	176,728
Intangible assets, net	134,528	149,153
Goodwill	166,558	166,931
Other assets	33,627	39,171
Total assets	$1,169,568	$1,172,166

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$83,607	$85,542
Accrued compensation and benefits	18,597	26,080
Other accrued liabilities	32,989	29,913
Income taxes payable	2,066	2,618
Deferred income	15,140	9,135
Current portion of long-term debt	4,887	5,382
Total current liabilities	157,286	158,670

Deferred income taxes	9,234	9,393
Long-term debt, less current portion	409,602	410,913
Other long-term liabilities	27,263	31,416
Total liabilities	603,385	610,392

Commitments and contingencies (Note 14)	-	-
Stockholders’ equity:
Capital stock:
Class A common stock, $0.001 par value, 150,000,000 shares authorized, 58,698,273 shares issued and outstanding (57,267,409 shares as of December 30, 2012)	59	58
Class B common stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	-	-
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	708,645	690,891
Accumulated deficit	(145,357)	(127,691)
Accumulated other comprehensive income (loss) (Note 5)	2,836	(1,484)
Total stockholders' equity	566,183	561,774
Total liabilities and stockholders' equity	$1,169,568	$1,172,166

See accompanying notes.

Spansion Inc.

 Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2013	July 1, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(17,666)	$12,376
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,269	51,779
Gain on liquidation of auction rate securities	(1,200)	(1,059)
Provision for deferred income taxes	9	1,913
Net gain on sale of Kuala Lumpur land and building	-	(28,434)
Net gain on sale and disposal of property, plant and equipment	(957)	(4,209)
Asset impairment charges	-	2,070
Compensation recognized under employee stock plans	16,296	15,415
Changes in assets and liabilities	(20,770)	(27,970)
Net cash provided by operating activities	14,981	21,881

Cash Flows from Investing Activities:
Proceeds from liquidation of auction rate securities	1,530	1,059
Proceeds from sale of property, plant and equipment	934	42,643
Purchases of property, plant and equipment	(24,712)	(18,587)
Proceeds from maturities of marketable securities	43,073	55,045
Purchases of marketable securities	(91,104)	(51,449)
Net cash provided by (used for) investing activities	(70,279)	28,711

Cash Flows from Financing Activities:
Proceeds from issuance of common stock due to options exercised	1,459	1,331
Refinancing cost on Revolver	(198)	-
Payments on debt	(2,105)	(14,830)
Acquisition of noncontrolling interest	-	(3,304)
Cash settlement on hedging activies	(268)	(531)
Net cash used for financing activities	(1,112)	(17,334)
Effect of exchange rate changes on cash and cash equivalents	(232)	19
Net increase (decrease) in cash and cash equivalents	(56,642)	33,277
Cash and cash equivalents, beginning of period	262,177	194,850
Cash and cash equivalents, end of period	$205,535	$228,127

Non-cash investing and financing activities:
Liabilities recorded for purchases of property, plant and equipment	$11,210	$8,339

See accompanying notes.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited interim financial statements reflect all normal and recurring adjustments considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The December 30, 2012 condensed consolidated balance sheet data were derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012, but does not include all disclosures required by U.S. GAAP for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012 as filed with the SEC on February 25, 2013. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. The additional week in a 53-week fiscal year is added to the second quarter to realign the Company’s fiscal quarters more closely to calendar quarters. Fiscal 2013 and fiscal 2012 are comprised of 52-week and 53-week periods, respectively. Accordingly the quarters ended June 30, 2013 and July 1, 2012 are comprised of 13-week and 14-week periods, respectively.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

In December 2011, the FASB issued an accounting standard update requiring enhanced disclosure related to certain financial instruments and derivative instruments that are offset in the balance sheet or subject to enforceable master netting arrangement or similar arrangement. In January 2013, the FASB clarified the scope of this guidance as being applicable to derivatives, repurchase agreements and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirement becomes effective for the Company beginning the first quarter of fiscal year ending December 28, 2014. The adoption of this guidance is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

3. Acquisition

On August 1, 2013, the Company completed the acquisition of the Microcontroller and Analog business of Fujitsu Semiconductor Limited (FSL). The Company paid approximately $148.0 million for the stock and assets relating to this business, subject to adjustments.

The results of the acquired Microcontroller and Analog business will be included in the consolidated financial statements following the acquisition date. The Company is currently evaluating the purchase price allocation following the consummation of the transaction. It is not possible to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information given the short period of time between the acquisition date and the filing of this report.

4. Balance Sheet Components

The Company’s cash balances are held in numerous locations throughout the world, with the majority in the United States. As of June 30, 2013, the Company had cash, cash equivalents, and short-term investments of $293.5 million held within the United States and $11.8 million held outside of the United States. As of December 30, 2012, the Company had cash, cash equivalents, and short term investments of $303.1 million held within the United States and $10.8 million held outside of the United States.

All securities other than the Federal Deposit Insurance Corporation (FDIC) insured certificates of deposit were designated as available-for-sale. FDIC insured certificates of deposit are held to maturity. Gross unrealized gains and losses on cash equivalents and short term investments were not material as of June 30, 2013 and December 30, 2012. Gross realized gains and losses on cash equivalents and short term investments were not material for the three months and six months ended June 30, 2013 and July 1, 2012.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

	June 30, 2013	December 30, 2012
	(in thousands)

Cash and cash equivalents
Cash	$199,414	$258,126
Cash equivalents:
Money market funds	2,060	1,181
FDIC insured certificates of deposit	4,061	2,870
Cash and cash equivalents	$205,535	$262,177

Short-term investments
Commercial paper	$14,984	$14,980
Time Deposit	50,013	-
FDIC insured certificates of deposit	34,754	36,740
Short-term investments	$99,751	$51,720

Account receivable, net
Accounts receivable, gross	$113,164	$107,127
Allowance for doubtful accounts	(299)	(263)
Account receivable, net	$112,865	$106,864

Inventories
Raw materials	$9,430	$8,647
Work-in-process	156,335	149,722
Finished goods	31,317	23,823
Inventories	$197,082	$182,192

Property, plant and equipment, net
Land	$45,168	$45,168
Buildings and leasehold improvements	60,974	59,807
Equipment	351,099	341,129
Construction in progress	19,372	11,694
Accumulated depreciation and amortization	(302,244)	(281,069)
Property, plant and equipment, net	$174,369	$176,728

Accrued Compensation and Benefits
Accrued Vacation	$9,258	$9,404
Others	9,339	16,676
Accrued Compensation and Benefits	$18,597	$26,080

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

5. Accumulated Other Comprehensive Income

The following table summarizes the activity related to accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Net Gains and Losses on Cash Flow Hedges		Unrealized Gains and Losses on Available-for-Sale Securities		Total
	(in thousands)

Beginning Balance, December 30, 2012	$(2,685)	$1		$1,200		$(1,484)
Other comprehensive income before reclassification, net of tax	(1,537)	14,060		-		12,523
Amounts reclassified to earnings (ineffective portion)	-	(2,415)	(2)	-		(2,415)
Amounts reclassified to earnings (effective portion)	-	(4,588)	(1)	-		(4,588)
Amounts reclassified on sale of Auction Rate Securities	-	-		(1,200)	(2)	(1,200)
Net other comprehensive income	$(1,537)	$7,057		$(1,200)		$4,320
Ending Balance, June 30, 2013	$(4,222)	$7,058		$-		$2,836

(1) Reclassified into Net Sales line item of the Condensed Consolidated Statement of Operations (See Note 11 for further details).

(2) Reclassified into Interest and Other Income line item of the Condensed Consolidated Statement of Operations (See Note 11 for further details on the ineffective portion of cash flow hedges).

6. Equity Incentive Plan and Stock-Based Compensation

Equity Incentive Plan

The Company’s 2010 Equity Incentive Award Plan (2010 Plan) provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, and deferred stock to its employees, consultants and non-employee members of its Board of Directors.

In the first half of fiscal 2013, the Company granted performance-based restricted stock units (PSUs) to certain senior executives. The PSUs have vesting percentages ranging from 0% to 100%, calculated based on the relative Total Shareholder Return (TSR) of the Company’s common stock as compared to the TSR of its peer companies. These awards are divided into two equal tranches, each with an 18-month performance period. The first performance period is from February 1, 2013 through July 31, 2014 and the second performance period is from August 1, 2014 through January 31, 2016. The grant date fair value for these grants is estimated using the Monte-Carlo option pricing model.

The numbers of shares of common stock available for grant under the 2010 Plan are shown in the following table:

Shares Available For Grant
Balance as of December 30, 2012	1,103,450

Additional shares issuable under 2010 Plan (annual increase for 2013)	2,577,033

Stock options granted, net of forfeitures/cancellations	(308,544)

RSU awards granted, net of forfeitures/cancellations	(756,950)

PSU awards granted, net of forfeitures/cancellations	(340,332)

Balance as of June 30, 2013	2,274,657

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

Stock-Based Compensation

The following table presents the total stock-based compensation expense by financial statement caption resulting from the Company’s stock options and RSU awards:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

		(in thousands)

Cost of sales	$1,379	$1,738	$2,851	$3,034

Research and development	2,673	2,109	5,468	3,695

Sales, general and administrative	3,619	5,121	7,976	8,686

Stock-based compensation expense before income taxes	7,671	8,968	16,295	15,415

Stock-based compensation expense after income taxes(1)	$7,671	$8,968	$16,295	$15,415

(1) There was no income tax benefit related to stock-based compensation because all of the Company's U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subject to a full valuation allowance.

The weighted average fair value of the Company’s stock options granted is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Weighted average fair value of stock options granted	$4.48	$4.96	$4.88	$4.17

The fair value of each stock option was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for grants:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Expected volatility	43.79%	51.11%	49.45%	51.23%
Risk-free interest rate	1.15%	0.63%	0.85%	0.76%
Expected term (in years)	4.35	4.35	4.35	4.35
Dividend yield	0.00%	0.00%	0.00%	0.00%

As of June 30, 2013, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $39.4 million after reduction for estimated forfeitures. These stock options and RSU awards will generally vest ratably through 2016.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

The fair value of each PSU award granted in fiscal 2013 was $7.40 using a Monte-Carlo pricing model and was estimated with the following assumptions:

Six Months Ended
June 30, 2013

Stock price on grant date	$11.50
Expected volatility	50.90%
Risk-free interest rate	0.21%
Dividend yield	0.00%

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activities and related information under the 2010 Plan for the periods presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding stock options as of December 30, 2012	6,641,892	$13.06	5.34	$15,228

Granted	530,000	$11.65

Cancelled/Forfeited	(221,456)	$12.77

Exercised	(155,259)	$9.63		$450

Outstanding stock options as of June 30, 2013	6,795,177	$13.04	4.84	$10,030

Total vested and exercisable as of June 30, 2013	4,436,879	$13.48	4.84	$6,221

No income tax benefit was realized from stock option exercises for the three and six months ended June 30, 2013.

The following table summarizes RSU award activities and related information for the six months ended June 30, 2013:

	RSU
	Number of Shares	Weighted Average Grant-date Fair Value
Outstanding as of December 30, 2012	2,518,916	$13.72
Granted	910,543	$12.46
Cancelled/Forfeited	(153,593)	$12.75
Vested	(841,144)	$11.66
Outstanding as of June 30, 2013	2,434,722	$14.02

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

  The following table summarizes key executive RSU and PSU award activities and related information for the six months ended June 30, 2013.

	Key Executive RSU		PSU
	Number of Shares	Weighted Average Grant-date Fair Value	Number of Shares	Weighted Average Grant-date Fair Value
Outstanding as of December 30, 2012	1,792,171	$12.02	-	$-

Granted	-	$-	376,000	$7.40

Cancelled/Forfeited	(11,668)	$10.25	(24,000)	$7.40

Vested	(781,049)	$11.54	-	$-

Outstanding as of June 30, 2013	999,454	$12.41	352,000	$7.40

7. Net Income (loss) Per Share

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

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands except for per-share amounts)

Numerator:
Net income (loss)	$(3,231)	$25,997	$(17,666)	$12,879
Denominator:
Denominator for basic net income per share, weighted average shares	58,646	59,975	58,366	59,832
Effect of dilutive securities	-	500	-	758
Denominator for diluted net income per share, weighted average shares	58,646	60,475	58,366	60,590

Basic net income (loss) per share	$(0.06)	$0.43	$(0.30)	$0.22
Diluted net income (loss) per share	$(0.06)	$0.43	$(0.30)	$0.21
Potentially dilutive shares excluded from the diluted income per share computation because their effect would have been anti-dilutive	5,782	7,515	4,555	7,515

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

8. Intangible Assets and Goodwill

Intangible Assets

The following table presents the balance of intangible assets as of the dates indicated below:

	June 30, 2013			December 30, 2012
	(in thousands)
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed Technology	$111,376	$(43,583)	$67,793	$111,376	$(35,386)	$75,990
Customer relationships	92,265	(29,992)	62,273	93,264	(25,191)	68,073
Trade Names	8,374	(3,912)	4,462	8,374	(3,284)	5,090
Total	$212,015	$(77,487)	$134,528	$213,014	$(63,861)	$149,153

The actual amortization expense and estimated future amortization expense for intangible assets are summarized below:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)

Amortization expense	$6,813	$7,317	$13,626	$13,979

Estimated Future Amortization
(in thousands)
Fiscal 2013 (remaining 6 months)	$12,976
Fiscal 2014	27,251
Fiscal 2015	27,251
Fiscal 2016	27,419
Fiscal 2017	16,270
Fiscal 2018 and beyond	23,361
Total	$134,528

 Goodwill

The following table presents the balance of goodwill as of the dates indicated below:

	June 30, 2013	December 30, 2012
	(in thousands)

Goodwill	$166,558	$166,931

The changes in the carrying amount of goodwill and gross balance of intangibles assets since December 30, 2012 resulted primarily from foreign currency translation adjustments.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

9. Debt

The following table summarizes the Company’s debt at June 30, 2013 and December 30, 2012:

	June 30, 2013	December 30, 2012
	(in thousands)
Debt obligations:

Term Loan	$214,489	$216,295

Senior Unsecured Notes	200,000	200,000

Total debt	$414,489	$416,295

Less: current portion	4,887	5,382

Long-term debt	$409,602	$410,913

Under the Company’s existing debt arrangements, the Company is subject to a number of covenants and the Company was in compliance with these covenants as of June 30, 2013.

10. Fair Value Measurement

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

Cash equivalents, auction rate securities and marketable securities are classified within Level 1 or Level 2. This is because the Company values them using quoted market prices or alternative pricing sources and models utilizing observable market inputs. The foreign exchange forward contracts and interest rate derivative contracts are classified as Level 2 because the valuation inputs are based on quoted prices and observable market data of similar instruments. The Company principally executes its foreign currency contracts in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The valuation inputs for the Company’s foreign currency contracts are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. In determining the fair value of the Company’s interest rate swap, the Company uses the present value of expected cash flows based on observable market interest rate yield curves and interest rate volatility commensurate with the term of each instrument.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

The fair value measurements of the Company’s financial assets and liabilities consisted of the following types of instruments categorized in the table below based upon the fair value hierarchy:

	June 30, 2013					December 30, 2012
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$2,060	$-	$-	$2,060	(1)	$1,181	$-	$-	$1,181	(2)
Commercial paper	-	14,984	-	14,984	(1)	-	14,980	-	14,980	(2)
Foreign Exchange Forward Contracts	-	10,985	-	10,985		-	3,032	-	3,032
Foreign Exchange Options Contracts	-	197	-	197		-	-	-	-
Auction rate securities	-	-	-	-		-	1,530	-	1,530
Total financial assets	$2,060	$26,166	$-	$28,226		$1,181	$19,542	$-	20,723
Interest rate swaps	$-	$-	$-	$-		$-	$514	$-	$514
Foreign Exchange Forward Contracts		$102		$102		$-	$296	$-	$296
Total financial liabilities	$-	$102	$-	$102		$-	$810	$-	$810

(1) Total cash and cash equivalents, short-term investments of $305.3 million as of June 30, 2013 includes cash of $238.2 million held in operating accounts, $2.1 million in money market funds, $15.0 million in commercial paper, and $50.0 million held in time deposit accounts.

(2) Total cash and cash equivalents, short-term investments of $313.9 million as of December 30, 2012 includes cash of $297.7 million held in operating accounts, $1.2 million in money market funds and $15.0 million in commercial paper.

Fair Value of Other Financial Instruments Not Carried At Fair Value

Substantially all of the Company’s long-term debt is traded in the market and the fair value in the table below is Level 1, based on the quoted market price as of June 30, 2013 and December 30, 2012. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	June 30, 2013		December 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands)

Debt traded in the market:
Term Loan	$214,489	$215,025	$216,295	$217,917
Senior Unsecured Notes	200,000	202,000	200,000	201,000
Total Debt Obligations	$414,489	$417,025	$416,295	$418,917

The fair value of the Company’s cash equivalents, accounts receivable, accounts payable and other current liabilities approximates their carrying value.

11. Derivative Financial Instruments

Beginning in the second quarter of fiscal 2012, the Company entered into multiple foreign exchange forward contracts to hedge certain operational exposures resulting from movements in Japanese yen (JPY) exchange rates. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate movements on operating results. Some of these foreign currency forward contracts were considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or undesignated, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues and net asset or liability positions designated in currencies other than the U.S. dollar and are not speculative in nature.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

Cash Flow Hedges

The Company’s foreign currency forward contracts that were designated as cash flow hedges are carried at fair value and have maturities between three and eight months. As of June 30, 2013, the Company had outstanding forward contracts to buy USD for $45.6 million. Over the next twelve months, the Company expects to reclassify $7.1 million from accumulated other comprehensive gain to earnings as the related forecasted transactions occur.

The following table summarizes the activity related to derivatives in accumulated other comprehensive loss, net of tax:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
		(in thousands)

Beginning Balance	$5,991	$-	$1	$-
Net gain reclassified into earnings on cash flow hedges (effective portion)	(2,835)	-	(4,588)	-
Net gain reclassified into earnings on cash flow hedges (ineffective portion)	(2,415)	-	(2,415)	-
Net unrealized hedge gain arising during the period	6,317	217	14,060	217
Ending Balance	$7,058	$217	$7,058	$217

Non-designated hedges

The Company hedges net receivables and payables denominated in Japanese yen and expenses incurred in Thai baht with foreign exchange forward contracts to reduce the risk that its earnings and cash flows will be affected by changes in foreign currency exchange rates. These forward contracts do not subject the Company to additional material financial statement risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the monetary assets and liabilities and underlying transactions being hedged, assuming that the derivative counterparty performs. The notional principal of foreign exchange forward contracts outstanding to buy USD was $91.4 million as of June 30, 2013 and $32.8 million as of December 30, 2012. The Company also incurred a gain of $2.4 million from mark to market on certain JPY hedges which were previously designated as cash flow hedges, as the Company concluded that the related forecasted transactions were probable to not occur during the hedge period or the additional two months thereafter.

On August 1, 2013, the Company completed the acquisition of FSL's Microcontroller and Analog business. As of June 30, 2013, the Company had entered into an economic hedge using foreign exchange forward contracts and options to mitigate the impact of foreign currency fluctuations on the purchase price which was denominated in currencies other than U.S. dollar. On these hedges, the notional principal of foreign currency forward contracts outstanding to sell USD was $35.0 million, foreign currency option contracts to buy USD were $75.1 million and foreign currency option contracts to sell USD were $75.1 million as of June 30, 2013.

These forward contracts and options are not designated hedges and are carried at fair value with changes in the fair value recorded in interest and other income (expense) in the accompanying Condensed Consolidated Statements of Operations.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

Interest Rate Swap

The Company entered into a series of interest rate swaps to manage the interest rate risk on its Senior Secured Term Loan (the Term Loan) in the third quarter of fiscal 2010. The swap agreements expired on May 17, 2013. The mark-to-market of the swap has been reported as a component of interest expense because it does not qualify as a cash flow hedge.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and July 1, 2012 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Derivatives Designated as Hedging Instruments
Foreign Exchange Forward Contracts
Net unrealized gain recognized in OCI (1)	$6,317	$217	$14,060	$217
Net gain reclassified from accumulated OCI into income (effective portion)(2)	$(2,835)	$-	$(4,588)	$-
Net gain reclassified from accumulated OCI into income (ineffective portion) (3)	$(2,415)	$-	$(2,415)	$-
Derivatives Not Designated as Hedging Instruments
Net gain (loss) recognized in income
Swap interest expense (4)	$(2)	$(32)	$(8)	$(118)
Foreign Exchange Forward Contracts (5)	$(2,349)	$(2,173)	$240	$(223)
Foreign Exchange Options Contracts (5)	$197	$-	$197	$-

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (OCI)
(2)	Effective portion classified as net product revenue
(3)	Classified in interest income and other
(4)	Classified in interest expense
(5)	Classified in interest and other income (expense)

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets were as follows:

	June 30, 2013		December 30, 2012
Balance sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
		(in thousands)
Prepaid expenses and other current assets
Foreign Exchange Forward Contracts	$4,487	$6,498	$-	$3,032
Foreign Exchange Options Contracts	$-	$197	$-	$-

Other accrued liabilities
Interest rate Swap	$-	$-	$-	$514
Foreign Exchange Forward Contracts	$-	$102	$-	$296

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

 12. Income Taxes

          The following table presents the Company’s income tax expense (benefit):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)

Income tax expense (benefit)	$(1,635)	$3,370	$753	$6,815

          The Company’s provision (benefit) for income tax was a benefit of $1.6 million and an expense of $3.4 million for the three months ended June 30, 2013 and July 1, 2012, respectively. The Company’s income tax expense was $0.8 million and $6.8 million for the six months ended June 30, 2013 and July 1, 2012, respectively.

          The tax (benefit)/expense for the three months and tax expense for the six months ended June 30, 2013 was primarily attributable to pre-tax income in foreign jurisdictions and withholding taxes related to Samsung licensing revenue offset by the release of reserves for uncertain tax positions in foreign locations.

          The tax expense for the three and six months ended July 1, 2012 was primarily attributable to pre-tax income in foreign jurisdictions, withholding taxes related to Samsung licensing revenue and the impact from the sale of land and building in Kuala Lumpur offset by the release of reserves for uncertain tax positions in foreign locations.

           As of December 30, 2012, the Company had U.S. federal and state net operating loss carry forwards of approximately $992.2 million and $218.8 million, respectively. Approximately $490.6 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. The federal and state net operating losses, if not utilized, expire from 2016 to 2031. The Company also has U.S. federal credit carryovers of $1.0 million which expire from 2020 to 2021. The Company also has state tax credits of $17.6 million, which includes California state tax credits of $16.8 million that can be carried forward indefinitely.

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

13. Restructuring and Others

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

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

Summary of Restructuring Plans

           The following tables present a summary of restructuring activities related to all of the Company’s restructuring plans described above:

	2011 Restructuring Plan

	Three Months Ended		Six Months Ended

	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Accrued restructuring balance, beginning of period	$45	$5,644	$538	$8,087
Provision:
Gain on sale of equipment	-	(3,798)	-	(3,798)
Asset relocation fees	-	1,642	-	3,832
Asset impairment charges	-	-	-	2,070
Severance and others	-	1,427	-	2,541
Restructuring charges (credits)	-	(729)	-	4,645
Non-cash adjustments (1)	(1)	4,430	(75)	1,601
Cash payments	(14)	(8,560)	(433)	(13,548)
Accrued restructuring balance, end of period	$30	$785	$30	$785

(1) Non cash adjustments relate to gain on sale of equipment, asset impairment charges and foreign currency translations.

The Company does not expect to incur further restructuring charges under the 2011 and 2009/10 Restructuring Plans.

14. Commitments and Contingencies

Purchase Commitments

The Company had $170.9 million of purchase commitments with certain suppliers, primarily for inventory items as of June 30, 2013.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

Product Warranties

          The Company generally offers a one-year limited warranty for its Flash memory products. Changes in the Company’s liability for product warranty were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Balance at beginning of period	$1,578	$3,794	$2,124	$2,537
Provision for warranties issued	304	1,070	600	2,587
Settlements made	(779)	(913)	(1,585)	(1,100)
Changes in liability for pre-existing warranties during the period	24	(91)	(12)	(164)
Balance at end of period	$1,127	$3,860	$1,127	$3,860

Legal Matters

The Company is a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

15. Ongoing Bankruptcy Related Matters

In connection with the Company’s emergence from Chapter 11 bankruptcy proceedings in May 2010, a claims agent was appointed to analyze and, at its discretion, contest outstanding disputed claims totaling $1.5 billion. As of June 30, 2013, the Company had resolved all of these claims with the exception of potential preference claim reserves of $11.1 million.

16. Subsequent Events

            On August 1, 2013, the Company completed on the acquisition of the Microcontroller and Analog business of Fujitsu Semiconductor Limited (FSL). See Note 3 for further details.

Beginning with the third quarter of fiscal 2013, in an effort to lower its expense levels, given the competitive pricing pressures and slower than expected growth in Japan revenues, the Company also implemented a reduction in force to rationalize its global workforce. Severance and related charges expected to be incurred will be approximately $6.0 million to $9.0 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Part I, Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K, filed with the SEC on February 25, 2013. We also face risks and uncertainties associated with substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives. Other risks and uncertainties relating to our business include our ability to: implement our business strategy focused on the embedded Flash memory, microcontrollers, mixed-signal and analog markets; maintain or increase our average selling price and lower our average costs; accurately forecast customer demand for our products; attract new customers; obtain additional financing in the future; maintain our distribution relationships and channels in the future; successfully enter new markets and manage our international expansion; successfully compete with existing and new competitors, or with new memory or other technologies; successfully develop new applications and markets for our products; maintain manufacturing efficiency; obtain adequate supplies of satisfactory materials essential to manufacture our products; successfully develop and transition to the latest technologies; negotiate patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; protect our intellectual property and defend against infringement or other intellectual property claims; maintain our business operations and demand for our products in the event of natural or man-made catastrophic events; and effectively manage, operate and compete in the current sustained economic downturn. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect any events or circumstances that arise after the date of this report, or to conform such statements to actual results or changes in our expectations.

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

Within this embedded industry, we serve a well-diversified customer base through a predominantly differentiated, non-commodity, service-oriented model that strives to meet the needs of our customers for product performance, quality, reliability and service. Our Flash memory solutions are incorporated in products manufactured by leading original equipment manufacturers (OEMs). In many cases, embedded customers require products with a high level of performance, quality and reliability, specific feature sets and wide operating temperatures to allow their products to work in extreme conditions. Some embedded customers require product availability from suppliers for over a decade of production. We spent many years refining the product and service strategy to address these market requirements and deliver high-quality products that go into a broad range of electronic applications such as cars, airplanes, set top boxes, games, telecommunications equipment, smart meters and medical devices.

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

On August 1, 2013, we completed the acquisition of the Microcontroller and Analog business of Fujitsu Semiconducter Limited (FSL). We paid approximately $148.0 million for the stock and assets relating to this business, subject to adjustments. Pursuant to this acquisition, we will also deliver a broad embedded line of products which includes microcontrollers, analog and mixed-signal semiconductors, in addition to flash memory.

Beginning with the third quarter of fiscal 2013, in an effort to lower our expense levels to business conditions, given the competitive pricing pressures and slower than expected growth in Japan revenues, we also implemented a reduction in force to rationalize our global workforce. This is expected to result in savings of approximately $18.0 million annually. Severance and related charges expected to be incurred will be approximately $6.0 million to $9.0 million.

Critical Accounting Policies

There have been no significant changes in our critical accounting estimates or significant accounting policies during the six months ended June 30, 2013 as compared to the discussion in Part II, Item 7 and in Note 2 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 30, 2012.

The results of the acquired Microcontroller and Analog business will be included in the consolidated financial statements following the acquisition date. We are currently evaluating the purchase price allocation following the consummation of the transaction. It is not possible the disclose the preliminary purchase price allocation or unaudited pro forma combined financial information given the short period of time between the acquisition date and the filing of this report.

Recent Accounting Pronouncements

In February 2013, the FASB issued guidance to provide enhanced disclosures related to reclassifications out of accumulated other comprehensive income. An entity will be required to disclose the net income line items impacted by significant reclassifications out of accumulated other comprehensive income if the item is reclassified in its entirety. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance beginning the first quarter of fiscal 2013 did not have an impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued an accounting standard update requiring enhanced disclosure related to certain financial instruments and derivative instruments that are offset in the balance sheet or subject to an enforceable master netting arrangement or similar arrangement. In January 2013 the FASB clarified the scope of this guidance as being applicable to derivatives, repurchase agreements and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirement becomes effective beginning the first quarter of fiscal year ending December 28, 2014. The adoption of this guidance is not expected to have an impact on our financial position, results of operations or cash flows.

Results of Operations

Comparison of Net Sales, Gross Margin, Operating income (loss), Interest and Other Income (Expense), Interest Expense and Income Tax Provision

The following is a summary of our operating results:

	Three Months Ended			Six Months Ended
	June 30, 2013	July 1, 2012	Variance	June 30, 2013	July 1, 2012	Variance
	(in thousands, except for percentages)
Total net sales	$195,070	$233,440	$(38,370)	$384,642	$452,198	$(67,556)
Cost of sales	137,714	159,529	(21,815)	281,431	319,089	(37,659)
Gross profit	57,356	73,911	(16,555)	103,211	133,109	(29,897)
Gross margin	29.4%	31.7%	-2.3%	26.8%	29.4%	-2.6%
Research and development	23,548	29,631	(6,083)	46,325	55,671	(9,346)
Sales, general and administrative	34,414	35,617	(1,203)	62,897	68,257	(5,360)
Net gain on sale of KL land and building	-	(28,434)	28,434	-	(28,434)	28,434
Restructuring charges (credits)	-	(729)	729	-	3,788	(3,788)
Operating income (loss)	(606)	37,826	(38,432)	(6,010)	33,827	(39,837)
Interest and other income (expense), net	3,118	(556)	3,674	4,079	949	3,130
Interest expense	(7,378)	(7,903)	525	(14,981)	(15,585)	604
Provision (benefit) for income taxes	(1,635)	3,370	(5,005)	753	6,815	(6,062)

Net Sales

            Net sales decreased by $38.4 million from $233.4 million for the three months ended July 1, 2012 to $195.0 million for the three months ended June 30, 2013. The decrease was due to a $34.6 million decline in embedded sales primarily as a result of softness in the Japanese economy and also due to a downward pressure on selling prices with increased competition. Wireless sales declined by $3.1 million as we shifted our strategy to focus on the embedded market.

Net sales decreased by $67.6 million from $452.2 million for the six months ended July 1, 2012 to $384.6 million for the six months ended June 30, 2013 primarily due to lower sales in Japan. Embedded sales decreased by $50.5 million primarily due to softness in the Japanese economy and also due to competitive pricing pressures. Wireless sales declined by $12.4 million as we shifted our strategy to focus on the embedded market.

Gross Profit

Our gross profit decreased by $16.6 million from $73.9 million for the three months ended July 1, 2012 to $57.4 million for the three months ended June 30, 2013. The gross margin percentage declined from 31.7% in the three months ended July 1, 2012 to 29.4% in three months ended June 30, 2013. The decrease in gross margin was primarily driven by a downward pressure on selling prices due to increased competition and a less favorable product sales mix in the embedded markets in the Japan region, and lower licensing revenues.  This decline was partially offset by cost improvement associated with higher internal fabrication facility utilization and efficiencies from consolidation of our two assembly, and test operations in Asia following the closure of our Kuala Lumpur (KL), Malaysia facility.

Our gross profit decreased by $29.9 million from $133.1 million for the six months ended July 1, 2012 to $103.2 million for the six months ended June 30, 2013. Our gross margin as a percentage of sales decreased from 29.4% in the six months ended July 1, 2012 to 26.8% in the six months ended June 30, 2013. The decrease was mainly due to lower margins from revenues in the embedded markets as discussed above and lower licensing revenues. This was partially offset by higher utilization of our manufacturing facilities in fiscal 2013.

Research and Development (R&D)

R&D expenses decreased by $6.1 million from $29.6 million for the three months ended July 1, 2012 to $23.5 million for the three months ended June 30, 2013. The decrease was mainly due to $2.7 million of lower employee compensation and benefits, $1.5 million of lower development charges relating to NAND development, and $1.0 million of lower material costs on certain projects.

R&D expenses decreased by $9.4 million from $55.7 million for the six months ended July 1, 2012 to $46.3 million for the six months ended June 30, 2013. The decrease was mainly due to $5.1 million of lower employee compensation and benefits, $3.5 million of lower development charges relating to NAND development, and $1.0 million of lower material cost on certain projects.

Sales, General and Administrative (SG&A)

SG&A expenses decreased by $1.2 million from $35.6 million for the three months ended July 1, 2012 to $34.4 million for the three months ended June 30, 2013. The decrease was mainly due to $4.1 million of lower employee compensation and benefits and $1.5 million of lower expenses relating to travel, rental expense and other outside service as we monitored our cost structure to align it with the global economic conditions. The decrease was partially offset by $4.6 million of costs relating to our entry into an agreement to acquire FSL’s Microcontroller and Analog business.

SG&A expenses decreased by $5.4 million from $68.3 million for the six months ended July 1, 2012 to $62.9 million for the six months ended June 30, 2013. SG&A for the six months ended June 30, 2013 was lower due to $6.4 million of lower employee compensation and benefits and $4.4 million of lower travel, rental expense and other outside services. The decrease was partially offset by $4.6 million of costs relating to our entry into an agreement to acquire FSL’s Microcontroller and Analog business.

Restructuring Charges

            There were no restructuring charges for the three months and six months ended June 30, 2013.

Restructuring credits for the three months ended July 1, 2012 were $0.7 million, which comprised $1.9 million gain on the sale of equipment in the KL facility and a $1.9 million gain on sale of equipment in Thailand, partially offset by $1.6 million asset relocation costs, $1.0 million severance and employee related charges and $0.3 million of utility costs.

Restructuring charges for the six months ended July 1, 2012 were $3.8 million, comprised of $7.0 million asset relocation and impairment charges in our KL facility, $1.0 million severance and employee related costs which were offset by a $1.9 million gain on the sale of equipment in the KL facility, a $1.9 million gain on sale of equipment in Thailand and a $0.9 million credit as a result of prevailing in a labor related lawsuit in conjunction with 2009 restructuring activities in Thailand.

Interest and Other Income (Expense)

Interest and other income (expense), increased by $3.7 million from $0.6 million interest expense for the three months ended July 1, 2012, to $3.1 million interest income for the three months ended June 30, 2013. This was primarily due to $2.4 million of gain on ineffective cash flow hedges and $1.3 million higher realized and unrealized gain on foreign currency transactions in the second quarter of fiscal 2013. The gain on ineffective cash flow hedges related to certain JPY hedges on which we concluded that the related forecasted transactions were probable to not occur during the hedge period or the additional two months thereafter.

Interest and other income increased by $3.2 million from $0.9 million for the six months ended July 1, 2012 to $4.1 million for the six months ended June 30, 2013 due to $2.4 million gain on ineffective hedges as discussed above and $1.7 million higher realized and unrealized gain on foreign currency transactions. The interest and other income for the six months ended July 2012 included $1.0 million of preferential claim receipts.

Interest Expense

Interest expense decreased by $0.5 million from $7.9 million for the three months ended July 1, 2012 to $7.4 million for the three months ended June 30, 2013. This was primarily due to lower interest expense as a result of continued repayment of the Term Loan in fiscal 2013 and lower interest expense for Senior Notes as a result of having 14 weeks in the second quarter of fiscal 2012, compared to 13 weeks in the second quarter of fiscal 2013.

Interest expense decreased by $0.6 million from $15.6 million for the six months ended July 1, 2012 to $15.0 million for the six months ended June 30, 2013 primarily due to lower interest expense on the Term Loan and Senior Notes.

Provision for Income Taxes

The Company had a benefit of $1.6 million and an income tax expense of $3.4 million for the three months ended June 30, 2013 and July 1, 2012 respectively. The Company’s income tax expense was $0.8 million and $6.8 million for the six months ended June 30, 2013 and July 1, 2012.

The tax benefit for the three months and tax expense for the six months ended June 30, 2013 was primarily attributable to pre-tax income in foreign jurisdictions and withholding taxes related to Samsung licensing revenue offset by the release of reserves for uncertain tax positions in foreign locations.

The tax expense for the three and six months ended July 1, 2012 was primarily attributable to pre-tax income in foreign jurisdictions, withholding taxes related to Samsung licensing revenue and the impact from the sale of land and building in Kuala Lumpur offset by the release of reserves for uncertain tax positions in foreign locations.

As of June 30, 2013, all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on our assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 30, 2012, we had U.S. federal and state net operating loss carry forwards of approximately $992.2 million and $218.8 million, respectively. Approximately $490.6 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. The federal and state net operating losses, if not utilized, expire from 2016 to 2031. We also have U.S. federal credit carryovers of $1.0 million which expire from 2020 to 2021. We also have state tax credits of $17.6 million, which includes California state tax credits of $16.8 million which can be carried forward indefinitely.

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

Contractual Obligations

          The following table summarizes our contractual obligations at June 30, 2013:

	Total	2013	2014	2015	2016	2017	2018 and Beyond
	(in thousands)
Senior Secured Term Loan	$216,684	$560	$5,765	$2,240	$2,240	$2,800	$203,079

Senior Notes	200,000	-	-	-	-	200,000	-

Interest expense on Debt	132,192	10,845	27,209	27,090	27,002	29,571	10,475

Other long term liabilities (1)	5,323	-	2,985	2,083	210	45	-

Operating leases	10,044	2,436	3,698	2,160	1,530	220	-

Unconditional purchase commitments (2)	170,914	40,930	74,170	27,325	28,364	125	-

Total contractual obligations (3)	$735,157	$54,771	$113,827	$60,898	$59,346	$232,761	$213,554

(1)	Other long term liabilities comprise of payment commitments under long term software license agreements with vendors and asset retirement obligations.
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

(3)

As of June 30, 2013, the liability for uncertain tax positions was $16.1 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Liquidity and Capital Resources

Cash Requirements

As of June 30, 2013 and December 30, 2012, we had the following cash and cash equivalents and short term investments:

	June 30, 2013	December 30, 2012
	(in thousands)

Cash	$199,414	$258,126
Time Deposit	50,013	-
Money market funds	2,060	1,181
FDIC insured certificates of deposit	38,815	39,610
Commercial paper	14,984	14,980
Total cash and cash equivalents and short-term investments	$305,286	$313,897

Key components of our cash flow during the six months ended June 30, 2013 and July 1, 2012 were as follows:

	Six Months Ended
	June 30, 2013	July 1, 2012
	(in thousands)

Net cash provided by operating activities	$14,981	$21,881
Net cash provided by (used for) investing activities	(70,279)	28,711
Net cash used for financing activities	(1,112)	(17,334)
Effect of exchange rate changes on cash and cash equivalents	(232)	19
Net increase (decrease) in cash and cash equivalents	$(56,642)	$33,277

On August 1, 2013 we completed the acquisition of the Microcontroller and Analog business from FSL and paid approximately $148.0 million for the stock and assets relating to this business, subject to adjustments. We financed this transaction from our existing cash reserves. We also have $50.0 million available under a revolving line of credit which we can draw upon if needed. Other future uses of cash are expected to be primarily for working capital, debt servicing, capital expenditures and contractual obligations. We believe our anticipated cash flows from operations, current cash balances and our existing revolving credit facility will be sufficient to fund working capital requirements and operations, debt service, and meet our cash needs for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $15.0 million during the six months ended June 30, 2013, which consisted of net loss of $17.7 million and net decrease in operating assets and liabilities of $20.8 million offset by net non-cash items of approximately $53.4 million. The net decrease in operating assets and liabilities was due to an increase of $14.9 million in inventory, a decrease of $8.2 million in accounts payable, accrued liabilities, and accrued compensation and benefits, an increase of $5.2 million in accounts receivables and an increase of $6.0 million in deferred income. The increase in inventory was due to lower than forecasted sales. Net non-cash items primarily consisted of $39.3 million in depreciation and amortization, and $16.3 million of stock compensation expense.

Net cash provided by operations was $21.8 million during the six months ended July 1, 2012, primarily due to net income of $12.4 million and a net decrease in operating assets and liabilities of $28.0 million offset by net non-cash items of approximately $37.5 million. The net decrease in operating assets and liabilities was primarily due to an increase of $24.9 million in accounts receivable, a decrease of $23.3 million in accounts payable, accrued liabilities and accrued compensation and benefits, a decrease of $13.7 million in inventories, and the increase of $5.9 million in deferred income. Net non-cash items primarily consisted of $51.8 million of depreciation and amortization, $28.4 million of net gain on sale of the KL facility, and $15.4 million of stock compensation costs.

Investing Activities

Net cash used for investing activities was $70.3 million during the six months ended June 30, 2013, primarily comprised of $91.1 million used to purchase marketable securities and $24.7 million used to purchase property, plant and equipment, which were offset by $43.1 million in proceeds from the maturities of marketable securities.

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

Financing Activities

Net cash used for financing activities was $1.1 million during the three months ended June 30, 2013, primarily due to payments of $2.1 million on debt, offset by $1.4 million of proceeds from the issuance of common stock upon the exercise of stock options.

Net cash used for financing activities was $17.3 million during the six months ended July 1, 2012, primarily due to payments of $14.8 million on debt and $3.3 million to acquire certain assets of the non-controlling interest entity, offset by $1.3 million of proceeds from the issuance of common stock upon the exercise of stock options.

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

As of June 30, 2013, we did not have any other significant off-balance sheet arrangements, as that term is defined in Item 303(a) (4) (ii) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. As of June 30, 2013, we had $199.4 million held in demand deposit accounts, $2.1 million held in overnight money market funds, $38.8 million invested in certificates of deposit fully insured by the FDIC, $15.0 million invested in commercial paper and $50.0 million held in time deposits. Our cash and short-term investment position is highly liquid. Approximately $201.8 million have maturity terms of 0 to 30 days, $3.8 million have maturity terms of 31 to 90 days, $6.6 million have maturity terms of 91 to 180 days, and the remaining $93.1 million have maturity terms of 181 to 365 days at the time of purchase. Accordingly, our interest income fluctuates with short-term market conditions, but our exposure to interest rate risk is minimal due to the short term nature of our cash and investment position.

As of June 30, 2013, 48 percent of the aggregate principal amounts outstanding under our third party debt obligations were fixed rate, and 52 percent of our total debt obligations were variable rate, comprised of the Term Loan with an outstanding balance of $214.5 million as of June 30, 2013. The Term Loan has a LIBOR floor of 1.25 percent. While LIBOR is below 1.25 percent, our interest expense will not change along with short-term change in interest rate environment. When LIBOR is above 1.25 percent, changes in interest rates associated with the Term Loan could then result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our contractual interest expense by approximately $2.1 million annually.

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

●	some of our manufacturing costs are denominated in Japanese yen, and other foreign currencies such as the Thai baht and Malaysian ringgit;

●	sales of our products to Fujitsu are denominated in both U.S. dollars and Japanese yen;

●

our purchase price to acquire a portion of FSL’s business is denominated in Japanese yen and other foreign currencies (See Note 11 to the Condensed Consolidated Financial Statements for further details); and

●	some fixed asset purchases and sales are denominated in other foreign currencies.

Consequently, movements in exchange rates could cause our net sales and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our foreign exchange exposure on our foreign currency denominated assets and liabilities. We also hedge a percentage of our forecasted revenue denominated in Japanese yen with foreign currency forward contracts. We have also entered into an economic hedge using foreign exchange forward contracts and option contracts for the purchase consideration payable to FSL. The objective of these contracts is to mitigate the impact of foreign currency exchange rate movements to our operating results. We do not use these contracts for speculative or trading purposes.

We recognize derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we will reclassify the related gain or loss on the cash flow hedge to revenue.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income (expense) in our Condensed Consolidated Statements of Operations at that time.

We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in interest and other income (expense) on our Condensed Consolidated Statements of Operations.

We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future, including the impact of counterparty non-performance. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, we generally cover only a portion of our foreign currency exchange exposure. We cannot assure you that these activities will eliminate foreign currency exchange rate exposure. Failure to eliminate this exposure could have an adverse effect on our business, financial condition and results of operations.

The following table provides information about our foreign currency forward contracts as of June 30, 2013 and December 30, 2012:

	June 30, 2013			December 30, 2012
	Notional Amount	Average Contract Rate Per USD	Estimated Fair Value	Notional Amount	Average Contract Rate Per USD		Estimated Fair Value
	(in thousands, except contract rates)
Non-Designated hedges

Foreign currency forward contracts

Buy JPY / Sell USD	$24,863	JPY 99.09	$(41.6)	$12,258	JPY	83.92	$(296)

Sell JPY / Buy USD	$91,419	JPY 92.11	$6,498	$45,059	JPY	80.21	$3,032

Buy HKD / Sell USD	$1,300	HKD 7.76	$0.15	$-		$-	$-

Buy KRW / Sell USD	$864	KRW 1,107.0	$(26.5)	$-		$-	$-

Buy EUR / Sell USD	$4,846	EUR 0.76	$(30.7)	$-		$-	$-

Buy SGD / Sell USD	$1,039	SGD 1.23	$(28.4)	$-		$-	$-

Buy CNY / Sell USD	$2,098	CNY 6.21	$25.3	$-		$-	$-

Foreign Currency Options Contracts

Buy JPY / Sell USD	$75,107	JPY 98.41	$779.8	$-		$-	$-

Sell JPY / Buy USD	$75,107	JPY 98.41	$(583.0)	$-		$-	$-

Designated hedges

Sell JPY / Buy USD	$45,608	JPY 89.35	$4,487	$-		$-	$-

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

 In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our  Annual Report on Form 10-K for the year ended December 30, 2012 filed with the SEC on February 25,  2013 and the additional factors below, which could materially adversely affect our business, financial condition and/or results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

During economic downturns, periods of extremely intense competition, or the presence of oversupply in the industry, the selling prices for our products have declined at a rapid rate over relatively short time periods as compared to historical rates of decline. When such pricing declines occur, we may not be able to mitigate their effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially adversely affected and we may determine that goodwill or other intangible assets have become impaired.

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

For the reasons stated above, it is difficult to predict future growth or decline in the markets we serve, making it very difficult to estimate requirements for production capacity. If our target markets do not grow as we anticipate, we may under-utilize our manufacturing capacity or we may be contractually obligated to purchase minimum quantities of certain products from our subcontractors. This may result in write-downs or write-offs of inventories, and losses on products the demand for which is lower than we anticipate. In addition, during periods of industry overcapacity, customers do not generally order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements and may result in increased inventory levels.

Our acquisition of the Fujitsu Microcontroller and Analog business could disrupt our ongoing business and harm our results of operations.

On August 1, 2013, we acquired certain subsidiaries, assets and inventory and assumed certain liabilities of Fujitsu Semiconductor Limited (FSL) related to FSL’s business of designing, developing marketing and selling Microcontroller and Analog products. This transaction involves significant challenges and risks that could adversely affect our business and operating results, including:

•	the transaction may not provide the advantages that we anticipated;

● we have little experience in producing, marketing and selling Microcontroller and Analog products and may not be able to do so successfully;
●

we will be required to dedicate significant attention of our senior management and other employees to the integration and commencement of our operations of the Microcontroller and Analog business, and this may adversely affect their capacity to manage the combined business or pursue other opportunities;

•	we may not realize a satisfactory return;
•	we may be unable to retain key personnel;
•	we may experience difficulty in integrating new employees, business systems, and technology;
•

the acquired business may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, and our due diligence process may not have identified compliance issues or other liabilities;

•	we may be unable to retain the customers and partners of acquired businesses; and/or
•	there may be intellectual property disputes or other litigation.

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

In Japan, which is an important geographic market for us, we currently rely primarily on Fujitsu Semiconductors Limited (“FSL”) through its subsidiary, Fujitsu Electronics Inc. (“FEI”), to distribute our products to customers. For example, sales of our Flash memory products through FSL represented 33% of our total net sales for fiscal 2012. Historically, our agreement with FSL for Flash memory sales has been exclusive and FSL has not been permitted to offer our competitors’ Flash memory products to its customers. However, exclusivity expired on May 10, 2012 and since that date FSL may sell our competitors’ Flash memory products. Our agreement with FSL for the distribution of Microcontroller and Analog products is a five year exclusive relationship within Japan and for certain accounts outside Japan. Where FSL has exclusivity for Microcontroller and Analog products it is not permitted to offer competing products.

Under the terms of our Flash memory distribution agreement with FSL, either party may terminate the Flash memory distribution agreement for convenience upon 60 days written notice to the other party. Under the terms of the new Microcontroller and Analog distribution agreement with FSL, either party may terminate for breach upon 120 days written notice to the other party. If FSL unexpectedly terminates either of the distribution agreements with us, or otherwise ceases its support of our customers in Japan, we would be required to develop and rely on a relationship with another distributor or establish our own local sales organization and support functions. We cannot be certain that we would be successful in selling our products to customers currently served by FSL or new customers and our sales in Japan might decline, and we could be materially adversely affected.

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

We have entered into a separate distribution agreement with FSL to support the Microcontroller and Analog business, and that agreement does not provide price protection or standard stock rotation provisions, however, we will provide for rights of return under specific conditions. We expect the majority of revenues for the Microcontroller and Analog business will be in Japan, as it has been in the past for FSL.

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

We currently have, and plan in the future to enter into, foundry, subcontractor and other arrangements with third parties to meet demand for our products. Third party manufacturers we currently use or expect to use in the future for foundry and other manufacturing services include SK Hynix, Semiconductor Manufacturing International Corporation, Wuhan Xinxin Semiconductor Manufacturing Corporation, Fujitsu Semiconductor, Fujitsu Semiconductor Technology, Denso Corporation and Dongbu HiTek Co., Ltd. We also use independent contractors to perform some of the assembly, testing and packaging of our products, including ChipMOS Technologies Inc. and J-Devices Corporation. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs. Third party manufacturers are generally under no obligation to provide us with any specified minimum quantity of product. We also depend on these manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. In addition, we rely on these manufacturers to invest capital into their facilities and process technologies to meet our needs for new products using advanced process technologies. Given the volatility and disruption in the capital and credit markets worldwide, we cannot assure you that they will make the investments in their facilities previously contemplated. We also cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and that we will be able to attain qualification from our customers, which may be required prior to production of products at a third party facility. In addition, any significant change in the payment terms we have with these manufacturers could adversely affect us.

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

The semiconductor industry is characterized by rapid technological changes. For example, new manufacturing process technologies using smaller feature sizes and offering better performance characteristics are generally introduced every one to two years. The introduction of new manufacturing process technologies allows us to increase the functionality of our products while at the same time optimizing performance parameters and increasing storage capacity. In addition, the reduction of feature sizes enables us to produce smaller chips offering the same functionality and thereby considerably reducing the cost per bit. In order to remain competitive, it is essential that we secure the capabilities to develop and qualify new manufacturing process technologies. For example, our leading Flash memory products must be manufactured at 65-nanometer and more advanced process technologies. If we are delayed in transitioning to these technologies and other future technologies, we could be materially adversely affected. In addition, some competitors for the Microcontroller and Analog products we have just acquired have developed and have access to more advanced processes than we do and manufacture on 300mm wafer technology while our production may be on less advanced process nodes and manufactured on 200mm wafers. If we are delayed in transitioning to newer technologies, or unable to take advantage of larger wafer production in a timely manner, we could be materially adversely affected.

Manufacturing our products involves highly complex processes that require advanced equipment. Our manufacturing efficiency is an important factor in achieving profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. For example, we continuously modify our manufacturing processes in an effort to improve yields and product performance and decrease costs. We are continuing to transition to 65-nanometer process technology for the manufacture of some of our Flash memory products and are transitioning to 45-nanometer process technology for our most advanced Flash memory products. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive. We may fail to achieve acceptable yields or may experience product delivery delays as a result of, among other things, capacity constraints, delays in the development of new process technologies, changes in our process technologies, upgrades or expansion of existing facilities, impurities or other difficulties in the manufacturing process. Any of these occurrences could adversely impact our relationships with customers, cause harm to our reputation in the marketplace, cause customers to move future business to our competitors or cause us to make financial concessions to our customers.

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

The semiconductor industry is highly competitive and subject to rapid technological change. In order to compete, we are required to make substantial investments in research and development for product design, process technologies and production techniques in an effort to design and manufacture advanced and innovative products. For example, in connection with our Flash memory business strategy, our research and development expenses for fiscal 2012 and 2011 were $107.9 million and $106.6 million or approximately 12% and 10% of our total net sales, respectively. In our Microcontroller and Analog business we will compete with well-established, significantly larger competitors with the ability to deploy significantly greater resources than our own, to address automotive and other broader market applications. We cannot assure you that we will have sufficient resources independently or through joint development agreements to maintain the level of investment in research and development that is required for us to remain competitive and for us to grow and to diversify our Microcontroller and Analog business, which could materially adversely affect us.

In order to grow and diversify our Microcontroller business we may need to manufacture products on significantly more advanced process technologies than are used in our Microcontroller products today in order to achieve higher performance and lower costs. For example, some of our competitors have 40-nanometer class process technologies in production today and are developing more advanced process technologies at smaller process nodes. We are developing 40-nanometer class technology in a joint development with United Microelectronics Corporation (UMC), including the ability to integrate our embedded Charge Trap (eCT) Flash memory technology. If we are delayed in developing more advanced technologies than we use today and other future technologies, we could be materially adversely affected.

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

Our success depends to a significant extent on our ability to develop, qualify, produce, introduce and gain market acceptance of new product designs and improvements that provide value to customers. Our ability to develop and qualify new products and related technologies to meet evolving industry requirements at prices acceptable to our customers and on a timely basis is critical to our competitiveness in our target markets. If we are delayed in developing or qualifying new products or technologies, we could be materially adversely affected.

Competitors may introduce new memory or other technologies that may make our Flash memory products uncompetitive or obsolete, or may create new Microcontroller or Analog products with configurations, capabilities and features that are more desirable than ours.

Our Flash memory competitors are working on a number of potentially competitive technologies, including ferroelectric random access memory, magneto resistive random access memory, polymer, charge trapping and phase-change based memory, or PCM, technologies. These technologies provide alternative means of non-volatile storage of information. Today, where products exist using these new technologies, they exhibit different characteristics than existing NOR Flash memory products based on MirrorBit or floating gate technology. These differences, including higher cost structure, inability to support higher densities, different performance and operating behavior, have prevented such products from addressing volume markets for NOR Flash memory. For such products to be commercially viable and attractive alternatives to today’s NOR Flash memory solutions, they must either match the capabilities and characteristics at a lower cost or provide additional capabilities desired and valued by customers. If such products are successfully developed and commercialized as a viable alternative to MirrorBit or floating gate NOR Flash memory, these other products could pose a competitive threat to existing Flash memory companies, including us. For example, in December 2012, Micron announced volume shipments for a PCM product designed for feature phones and other mobile devices. If this product or other products based on this technology are commercially viable and attractive to our target customers, we may be materially adversely affected. In addition, some of the licensees and customers of Saifun Semiconductors Ltd., or Saifun, which we purchased in 2008 and renamed Spansion Israel Ltd., are our competitors or work with our competitors and possess licenses from Spansion Israel Ltd. for intellectual property associated with charge trapping Flash memory technology. Use of this charge trapping intellectual property or use of independently developed charge trapping Flash memory technology by our competitors, if successfully developed and commercialized, may allow these competitors to develop Flash memory products that may compete with our products based on charge trapping technology. If we are unable to compete with these new technologies, we may be materially adversely affected.

In our Microcontroller and Analog business we compete with well-established, significantly larger competitors with the ability to deploy significantly greater resources than our own, to address automotive and other broader market applications. If we are unable to develop new and innovative products to compete, or unable to develop such new products in a sufficient number of variations and with desirable features and capabilities to meet our customers’ needs we may be materially adversely affected.

Our recently acquired Microcontroller and Analog business is concentrated in Japan in automotive and consumer applications. If a reduction in demand occurs specific to Japan or specific to automotive or consumer applications, then our revenue and profitability could be materially adversely affected.

The FSL Microcontroller and Analog business that we have just acquired is concentrated primarily in Japan in automotive and consumer applications. If we are unsuccessful in growing this business beyond Japan and these applications, then our business may be exposed to certain risks. Risks include, but are not limited to, Japanese currency exchange rate fluctuations, contraction in automotive and consumer end market demand due to adverse regional or worldwide economic conditions and reduction in automotive industry demand such as occurred following the 2011 T☐hoku earthquake and tsunami where the Japan automotive industry was more greatly impacted than other industries due to the heavy concentration of automotive manufacturing in Japan. If we are unable to achieve greater diversification in our Microcontroller and Analog business, we could be materially adversely affected.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Stock Purchase Agreement by and among Spansion LLC, Nihon Spansion Limited and Fujitsu Semiconductor Limited, dated as of April 30, 2013, filed as Exhibit 2.1 to Spansion's Current Report on Form 8-K dated April 30, 2013, is hereby incorporated by reference.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________________

*	Filed herewith.

**

Furnished herewith. Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANSION INC.

Date: August 5, 2013	By:	/s/ Randy W. Furr

Randy W. Furr
Corporate Executive Vice President and Chief Financial Officer