Form 10-Q
period 2013-09-29
Spansion Inc.
filed 2013-11-01
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 28, 2013:

Class	Number of Shares
Class A Common Stock, $0.001 par value Class B Common Stock, $0.001 par value	58,860,754 1

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net sales	$273,378	$239,747	$658,020	$691,945
Cost of sales	217,209	161,281	498,640	480,370
Gross Profit	56,169	78,466	159,380	211,575
Research and development	38,341	27,407	84,666	83,078
Sales, general and administrative	54,544	35,228	117,441	103,485
Net gain on sale of Kuala Lumpur land and building	-	-	-	(28,434)
Restructuring charges	6,264	1,862	6,264	5,650
Operating income (loss)	(42,980)	13,969	(48,991)	47,796
Interest and other income (expense)	3,578	1,267	7,658	2,216
Interest expense	(7,351)	(7,339)	(22,333)	(22,924)
Gain on acquisition of Microcontroller and Analog business	8,205	-	8,205	-
Income (loss) before income taxes	(38,548)	7,897	(55,461)	27,088
Provision (benefit) for income taxes	(1,644)	2,757	(891)	9,572
Net income (loss)	(36,904)	5,140	(54,570)	17,516
Less: Net loss attributable to the noncontrolling interest	-	-	-	(503)
Net income (loss) attributable to Spansion Inc. common stockholders	$(36,904)	$5,140	$(54,570)	$18,019

Net income (loss) per share
Basic	$(0.63)	$0.09	$(0.93)	$0.30
Diluted	$(0.63)	$0.08	$(0.93)	$0.30

Shares used in per share calculation
Basic	58,785	60,139	58,506	59,932
Diluted	58,785	60,820	58,506	60,775

See accompanying notes.

Spansion Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income (loss)	$(36,904)	$5,140	$(54,570)	$17,516
Other comprehensive income (loss), net of tax:
Gain on auction rate securities reclassified into earnings	-	-	(1,200)	-
Net foreign currency translation gain (loss)	117	305	(1,420)	259
Net unrealized gain (loss) on cash flow hedges:
Net unrealized hedge gain (loss) arising during the period	(391)	(1,639)	13,669	(1,422)
Net gain reclassified into earnings for cash flow hedges (ineffective portion)	-	-	(2,415)	-
Net loss (gain) reclassified into earnings for cash flow hedges (effective portion)	(3,113)	538	(7,701)	538
Net unrealized loss (gain) on cash flow hedges	(3,504)	(1,101)	3,553	(884)
Other comprehensive income (loss), net of tax	(3,387)	(796)	933	(625)
Total comprehensive income (loss), net of tax	(40,291)	4,344	(53,637)	16,891
Less: Comprehensive loss attributable to noncontrolling interest	-	-	-	(503)
Comprehensive income (loss) attributable to Spansion Inc. common stockholders	$(40,291)	$4,344	$(53,637)	$17,394

See accompanying notes.

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	September 29, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$193,025	$262,177
Short-term investments	35,367	51,720
Accounts receivable, net	155,206	106,864
Inventories	257,600	182,192
Deferred income taxes	3,811	8,699
Prepaid expenses and other current assets	64,914	28,531
Total current assets	709,923	640,183

Property, plant and equipment, net	186,211	176,728
Intangible assets, net	177,207	149,153
Goodwill	166,584	166,931
Other assets	66,961	39,171
Total assets	$1,306,886	$1,172,166

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$99,454	$85,542
Accrued compensation and benefits	65,606	26,080
Other accrued liabilities	97,896	29,913
Income taxes payable	1,673	2,618
Deferred income	27,099	9,135
Current portion of long-term debt	5,380	5,382
Total current liabilities	297,108	158,670

Deferred income taxes	4,408	9,393
Long-term debt, less current portion	413,789	410,913
Other long-term liabilities	34,688	31,416
Total liabilities	749,993	610,392

Commitments and contingencies (Note 15)	-	-
Stockholders’ equity:
Capital stock:
Class A common stock, $0.001 par value, 150,000,000 shares authorized, 58,828,662 shares issued and outstanding (57,267,409 shares as of December 30, 2012)	59	58
Class B common stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	-	-
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	739,646	690,891
Accumulated deficit	(182,261)	(127,691)
Accumulated other comprehensive income (loss) (Note 5)	(551)	(1,484)
Total stockholders' equity	556,893	561,774
Total liabilities and stockholders' equity	$1,306,886	$1,172,166

See accompanying notes.

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2013	September 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(54,570)	$17,516
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,630	74,390
Gain on liquidation of auction rate securities	(1,200)	(1,059)
Gain on recovery from impaired investment	(9,592)	-
Provision for deferred income taxes	(3,728)	1,826
Net gain on sale of Kuala Lumpur land and building	-	(28,434)
Net gain on sale and disposal of property, plant and equipment	(3,084)	(5,326)
Gain on acquisition of Microcontroller and Analog business	(8,205)	-
Costs relating to partial repurchase of 7.875% Senior Unsecured Notes	2,280	-
Asset impairment charges	-	2,070
Compensation recognized under employee stock plans	23,324	24,176
Changes in assets and liabilities, net of effect of acquisition	56,938	(961)
Net cash provided by operating activities	64,793	84,198

Cash Flows from Investing Activities:
Proceeds from liquidation of auction rate securities	1,530	1,059
Proceeds from sale of property, plant and equipment	3,206	44,357
Proceeds from recovery of impaired investment	9,592	-
Proceeds from maturities of marketable securities	116,888	99,381
Purchases of property, plant and equipment	(39,238)	(30,753)
Purchases of marketable securities	(100,535)	(80,135)
Acquisition of Microcontroller and Analog business , net of cash acquired	(148,144)	-
Net cash provided by (used for) investing activities	(156,701)	33,909

Cash Flows from Financing Activities:
Proceeds from issuance of common stock due to options exercised	2,303	1,358
Refinancing cost relating to Revolver	(282)	-
Repayments on debt and capital lease obligations	(2,105)	(30,390)
Proceeds from issuance of Senior Exchangeable Notes	150,000	-
Cost relating to issuance of Senior Exchangeable Notes	(4,506)	-
Purchase of capped call for the Senior Exchangeable Notes	(15,375)	-
Partial repurchase of 7.875% Senior Notes including costs	(106,779)	-
Acquisition of noncontrolling interest	-	(4,024)
Cash settlement of hedging activities	(268)	(799)
Net cash provided by (used for) financing activities	22,988	(33,855)
Effect of exchange rate changes on cash and cash equivalents	(232)	358
Net increase (decrease) in cash and cash equivalents	(69,152)	84,610
Cash and cash equivalents, beginning of period	262,177	194,850
Cash and cash equivalents, end of period	$193,025	$279,460

Non-cash investing and financing activities:
Liabilities recorded for purchases of property, plant and equipment	$10,448	$7,629
Unpaid issuance costs relating to the Senior Exchangeable Notes	$460	$-
Restricted cash relating to employee compensation and benefits received from FSL	$32,086	$-

See accompanying notes.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Unaudited)

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

These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2012 as filed with the SEC on February 25, 2013. The results of operations for the nine months ended September 29, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. The additional week in a 53-week fiscal year is added to the second quarter to realign the Company’s fiscal quarters more closely to calendar quarters. Fiscal 2013 and fiscal 2012 are comprised of 52-week and 53-week periods, respectively.

Principles of Consolidation

On August 1, 2013, the Company acquired the Microcontroller and Analog business (AM Business) of Fujitsu Semiconductor Limited (FSL). The unaudited condensed consolidated financial statements include the results of operations of the Company, the AM business commencing as of the acquisition date and all of the Company’s other wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The fiscal 2012 financial statements also include a variable interest entity (VIE) for which the Company was the primary beneficiary through March 31, 2012. The VIE’s financial statements were not significant to the Company’s condensed consolidated financial statements for the periods presented. On April 1, 2012, the Company acquired substantially all assets and assumed certain liabilities of the VIE under an asset purchase agreement and the entity ceased to be a VIE as of the acquisition date.

Use of Estimates

The preparation of the Company’s consolidated financial statements and disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Estimates are used to account for the fair value of certain marketable securities, revenue adjustments, the allowance for doubtful accounts, inventory write-downs, valuation of intangible assets, impairment of long-lived assets, legal contingencies, income taxes, stock-based compensation expenses, the fair value of long-term debt, and product warranties. Actual results may differ from those estimates, and such differences may be material to the Company’s condensed consolidated financial statements.

2. Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standard update permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to US Treasury interest rates and the London Interbank Offered Rate (LIBOR). This guidance is effective prospectively for qualifying new or redesignated hedging relationships, entered into on or after July 17, 2013. The Company does not expect the adoption of this guidance to affect its consolidated financial position, results of operations, or cash flows.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

In July 2013, the Financial Accounting Standards Board (FASB) issued an accounting standard update that resolves the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The unrecognized tax benefit should be presented as a reduction to a deferred tax asset. This guidance is effective for the first annual period beginning after December 15, 2013. The Company does not expect adoption of this guidance to affect its consolidated financial position, results of operations, or cash flows.

In February 2013, FASB issued an accounting standard update to provide enhanced disclosures related to reclassifications out of accumulated other comprehensive income (AOCI). An entity will be required to disclose the effect of significant reclassifications out of AOCI on the respective line items in net income if an amount in AOCI is reclassified in its entirety. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance beginning in the first quarter of fiscal 2013 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

3. Acquisition

On August 1, 2013, the Company acquired the AM Business of FSL for a purchase consideration of $158.5 million, ($149.9 million, net of cash acquired). Of this amount, the Company had a liability of $1.8 million as of September 29, 2013, to be paid towards the purchase consideration. Pursuant to the terms and conditions of a Stock Purchase Agreement (SPA) with FSL, the Company acquired certain subsidiaries and assets and assumed certain liabilities of FSL for purposes of acquiring FSL’s business of designing, developing, marketing and selling, microcontroller and analog semiconductor products. The primary reason for the acquisition was to expand the Company’s embedded market leadership and support its customer base with a broader product line including Flash memory, microcontrollers, analog, mixed signal and system-on-chip solutions. The acquisition was accounted for using the purchase method of accounting. During the three and nine months ended September 29, 2013, approximately $6.2 million and approximately $11.2 million were incurred as acquisition expenses and were included in the sales, general and administrative expense line in the Condensed Consolidated Statement of Operations.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

The table below represents the provisional allocation of the purchase price to the net assets acquired based on their estimated fair values as of August 1, 2013:

Fair Values
($ in thousands)
Cash	8,595
Restricted cash	32,086
Accounts receivable	1,534
Inventory	104,300
Property and equipment, net	12,143
Intangible Assets
Developed technology
Automotive microcontrollers	10,500
Consumer microcontrollers	5,900
Analog	12,700
In-Process technology	500
Customer relationships	18,800
Trademarks	2,700
Tradenames	1,400
Deferred tax liability	(3,739)
Japan Pension related underfunded liability	(23,923)
Liability to FSL for excess pension related cash received	(8,163)
Japan employees compensation and benefits liability	(8,585)
Gain on acquisition of Microcontroller and Analog business	(8,205)
Total Purchase Consideration	158,543

The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The Company has not finalized the purchase price allocation for this acquisition.

Gain on acquisition

The accounting guidance requires that economic gain resulting from the fair value received being greater than the consideration paid to acquire the net assets be recorded as a one-time gain included in earnings on the acquisition date. The Company recorded a gain on acquisition of $8.2 million, which is disclosed as a separate line in the accompanying Condensed Consolidated Statement of Operations.

The Company was able to acquire the AM Business for less than the sum of the fair value of its net assets largely as a result of its long-standing and on-going relationship with FSL, including the existing and future distribution and supply agreements between the Company’s core flash memory business, the AM Business and Fujitsu’s continuing business in the semiconductor space. Additionally, the Company believes there is a significant difference in the market participant approach it used to value the business compared to the way Fujitsu valued the business due to the differences in each company’s method of running the business. Historically, Fujitsu operated the AM Business as a fully integrated manufacturer owning substantially all of the manufacturing facilities in the supply chain. In recent years, the high fixed cost nature of this business model contributed to its substantial losses. The Company, conversely, valued the business using the income approach based on an outsourced business model where the Company mainly incurs only the variable cost of manufacturing in sourcing products for the AM Business going forward.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

Identifiable intangible assets

Developed technology relates to FSL’s automotive microcontroller, consumer microcontroller and analog technologies that have reached technological feasibility. Developed technology was valued at the individual product level under each of these categories. The income approach, specifically the multi-period excess earnings method, which calculates the value based on the risk-adjusted present value of the cash flows specific to the products, net of all contributory asset returns was used. The estimated economic lives of the underlying developed technologies were based on the estimated product lifecycles of the current automotive, consumer, and analog products. A discount rate of 24.0% was used to discount the cash flows to the present value. The Company will amortize the fair value of the acquired developed technology on a straight line basis.

In-process research and development (IPR&D) relates to research and development for products that have not yet reached technological feasibility. A discount rate of 26.0% was used to value the research and development projects, adjusted to reflect additional risks inherent in the acquired projects. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will be subject to periodic impairment testing. If a research and development project is terminated, the associated IPR&D asset will be written down to zero in the period in which the project is terminated. Upon successful completion of the development process for an acquired IPR&D project, determination of the useful life of the asset will be made; at that time, the asset would be considered a finite-lived intangible asset and the Company would begin to amortize the asset into earnings. Management estimates that it will take approximately three months to three years to complete the on-going projects, depending on whether these relate to the analog, consumer or automotive microcontroller markets, and that the acquired assets will then be amortized using the straight line method over the estimated useful lives for developed technology in each of these markets.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of the AM business. As a result of the acquisition, the Company entered into an agreement with Fujitsu for the distribution of its microcontroller and analog products in Japan and acquired several non-Japan customer relationships. Customer relationships were valued using the with-and-without-method, a form of the income approach, which captures the opportunity cost associated with the theoretical loss of the customers existing as of the valuation date. The method involves a comparison of the cash flows as if the customer relationships were in place versus as if the customer relationships were to be created "from scratch". This method also assumes that all other assets, know-how and technology were easily available in both scenarios.

Customer relationships, trademarks and trade names were fair valued using a discount rate of 24.0%. The estimated fair values of these intangibles will be amortized on a straight line basis.

Liability relating to underfunded portion of Defined Benefit Pension Plan

The majority of the transferred employees were participants of the Fujitsu Corporate Pension Fund and Retirement Allowance Plan (together, “the Pension Plan”). In accordance with the SPA, these employees will remain in, and will continue to participate in the Pension Plan through the acquired subsidiaries in Japan. All pension related costs will be billed by Fujitsu to Spansion periodically, and related assets will continue to be managed and invested by the Pension Plan.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

The Pension Plan had unfunded and underfunded liabilities as of August 1, 2013 which the Company assumed. Fujitsu agreed to pay the Company for the total amount of the unfunded and underfunded liabilities and transferred the cash on August 1, 2013. The cash transfer amount was calculated based on the present value of the projected defined-benefit obligation less the fair value of Pension Plan assets at the period end, allocated from the Fujitsu Pension Plan for the transferred employees. The fair value of the Pension Plan assets was derived from balances reported by the financial institutions that manage these assets. The projected defined benefit obligation was computed by an independent actuary in accordance with the terms of the SPA. This cash of $23.9 million is treated as restricted cash and is recorded in Other Current Assets and the unfunded and underfunded liabilities are recorded under Accrued Compensation and Benefits in the Condensed Consolidated Balance Sheet.

The Company also received additional cash pending the actuarial estimation of the underfunded portion of the pension liability. This amount of $8.2 million has also been recorded as restricted cash and a liability payable to FSL.

Other liabilities taken over as part of the acquisition

The Company also took over certain other liabilities of $8.6 million relating to employee compensation and benefits in Japan for which it was reimbursed in cash by FSL.

Pro Forma consolidated results of operations

The following unaudited pro forma consolidated results of operations for the three months and nine months ended September 29, 2013 and September 30, 2012 assume the acquisition had occurred as of December 26, 2011. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on December 26, 2011 or of results that may occur in future. For the purpose of this pro forma financial information, adjustments were made in all periods to include the depreciation of the acquired property and equipment, the amortization of the acquired intangible assets and the income tax effects relating to such adjustments. Adjustments were also made to exclude gain on acquisition, acquisition related costs, amortization of fair market value of inventory markup and the income tax effects relating to such adjustments for the three and nine months ended September 29, 2013 and to include these items for the three and nine months ended September 30, 2012.

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands, except per share amounts)
Net sales	314,701	386,786	947,551	1,163,123
Net income (loss)	(24,106)	(46,075)	(159,988)	(169,905)

Net income (loss) per share
Basic	(0.41)	(0.77)	(2.73)	(2.84)
Diluted	(0.41)	(0.77)	(2.73)	(2.84)

The AM Business acquired contributed net sales of $92.9 million from the acquisition date of August 1, 2013 through September 29, 2013. It is impracticable to determine the earnings for the AM Business as the Company does not allocate non-operating items to its various product groups.

4. Balance Sheet Components

The Company’s cash balances are held in numerous locations throughout the world, with the majority in the United States. As of September 29, 2013, the Company had cash, cash equivalents, and short-term investments of $206.1 million held within the United States and $22.2 million held outside of the United States. As of December 30, 2012, the Company had cash, cash equivalents, and short term investments of $303.1 million held within the United States and $10.8 million held outside of the United States.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

All securities other than the Federal Deposit Insurance Corporation (FDIC) insured certificates of deposit were designated as available-for-sale. FDIC insured certificates of deposit are held to maturity. Gross unrealized gains and losses on cash equivalents and short term investments were not material as of September 29, 2013 and December 30, 2012. Gross realized gains and losses on cash equivalents and short term investments were not material for the three months and nine months ended September 29, 2013 and September 30, 2012.

	September 29, 2013	December 30, 2012
	(in thousands)

Cash and cash equivalents
Cash	$188,118	$258,126
Cash equivalents:
Money market funds	4,844	1,181
FDIC insured certificates of deposit	63	2,870
Cash and cash equivalents	$193,025	$262,177

Short-term investments
Commercial paper	$-	$14,980
Time Deposit	14,035	-
FDIC insured certificates of deposit	21,332	36,740
Short-term investments	$35,367	$51,720

Account receivable, net
Accounts receivable, gross	$155,578	$107,127
Allowance for doubtful accounts	(372)	(263)
Account receivable, net	$155,206	$106,864

Inventories
Raw materials	$11,673	$8,647
Work-in-process	177,029	149,722
Finished goods	68,898	23,823
Inventories	$257,600	$182,192

Property, plant and equipment, net
Land	$45,168	$45,168
Buildings and leasehold improvements	61,601	59,807
Equipment	366,951	341,129
Construction in progress	25,910	11,694
Accumulated depreciation and amortization	(313,419)	(281,069)
Property, plant and equipment, net	$186,211	$176,728

Other Long Term Assets
Long Term License	$33,210	$10,002
Others	33,751	29,169
Other Long Term Assets	$66,961	$39,171

Accrued Compensation and Benefits
Accrued Vacation	$10,372	$9,404
AM business underfunded pension related liability	23,923	-
Others	31,311	16,676
Accrued Compensation and Benefits	$65,606	$26,080

Accrued Liabilities
Short Term License Liability	$17,948	$3,377
Others	79,948	26,536
Accrued Liabilities	$97,896	$29,913

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

5. Accumulated Other Comprehensive Loss

The following table summarizes the activity related to accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Net Gains and Losses on Cash Flow Hedges		Unrealized Gains and Losses on Available-for-Sale Securities		Total
	(in thousands)

Beginning Balance, December 30, 2012	$(2,685)	$1		$1,200		$(1,484)
Other comprehensive income before reclassification, net of tax	(1,420)	13,669		-		12,249
Amounts reclassified to earnings (ineffective portion)	-	(2,415)	(2)	-		(2,415)
Amounts reclassified to earnings (effective portion)	-	(7,701)	(1)	-		(7,701)
Amounts reclassified on sale of Auction Rate Securities	-	-		(1,200)	(2)	(1,200)
Net other comprehensive income	$(1,420)	$3,553		$(1,200)		$933
Ending Balance, September 29, 2013	$(4,105)	$3,554		$-		$(551)

(1) Reclassified into Net Sales line item of the Condensed Consolidated Statement of Operations. Please see Note 11 for further details.
(2) Reclassified into Interest and Other Income line item of the Condensed Consolidated Statement of Operations. Please see Note 11 for further details on the ineffective portion of cash flow hedges.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

The numbers of shares of common stock available for grant under the 2010 Plan are shown in the following table:

Shares Available For Grant
Balance as of December 30, 2012	1,103,450
Additional shares issuable under 2010 Plan (annual increase for 2013)	2,577,033
Stock options granted, net of forfeitures/cancellations	(317,562)
RSU awards granted, net of forfeitures/cancellations	(693,310)
PSU awards granted, net of forfeitures/cancellations	(340,332)
Balance as of September 29, 2013	2,329,279

Stock-Based Compensation

The following table presents the total stock-based compensation expense by financial statement caption resulting from the Company’s stock options and RSU awards:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)

Cost of sales	$1,384	$1,713	$4,235	$4,747
Research and development	1,952	2,350	7,420	6,045
Sales, general and administrative	3,692	4,698	11,669	13,384
Stock-based compensation expense before income taxes	7,028	8,761	23,324	24,176
Stock-based compensation expense after income taxes(1)	$7,028	$8,761	$23,324	$24,176

(1) There was no income tax benefit related to stock-based compensation because all of the Company's U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subject to a full valuation allowance.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

The weighted average fair value of the Company’s stock options granted is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Weighted average fair value of stock options granted	$3.68	$5.30	$4.69	$4.19

The fair value of each stock option was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for grants:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Expected volatility	41.84%	51.24%	47.06%	51.23%
Risk-free interest rate	1.14%	0.50%	0.94%	0.67%
Expected term (in years)	4.35	4.35	4.35	4.35
Dividend yield	0.00%	0.00%	0.00%	0.00%

As of September 29, 2013, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $32.5 million after reduction for estimated forfeitures. These stock options and RSU awards will generally vest ratably through 2016.

The fair value of each PSU award granted in fiscal 2013 was $7.40 using a Monte-Carlo pricing model and was estimated with the following assumptions:

Three and Nine Months Ended
September 29, 2013

Stock price on grant date	$11.50
Expected volatility	50.90%
Risk-free interest rate	0.21%
Dividend yield	0.00%

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activities and related information under the 2010 Plan for the periods presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding stock options as of December 30, 2012	6,641,892	$13.06	5.34	$15,228
Granted	630,000	$11.45		$-
Cancelled/Forfeited	(312,438)	$13.46		$-
Exercised	(234,924)	$9.81		$550
Outstanding stock options as of September 29, 2013	6,724,530	$13.00	4.69	$609
Total vested and exercisable as of September 29, 2013	4,608,375	$13.53	4.29	$307

No income tax benefit was realized from stock option exercises for the three and nine months ended September 29, 2013.

The following table summarizes RSU award activities and related information for the nine months ended September 29, 2013:

	RSU
	Number of Shares	Weighted Average Grant-date Fair Value
Outstanding as of December 30, 2012	2,518,916	$13.72
Granted	990,343	$12.41
Cancelled/Forfeited	(297,033)	$12.75
Vested	(891,868)	$11.66
Outstanding as of September 29, 2013	2,320,358	$14.07

  The following table summarizes key executive RSU and PSU award activities and related information for the nine months ended September 29, 2013.

	Key Executive RSU		PSU
	Number of Shares	Weighted Average Grant-date Fair Value	Number of Shares	Weighted Average Grant-date Fair Value
Outstanding as of December 30, 2012	1,792,171	$12.02	-	$-
Granted	-	$-	376,000	$7.40
Cancelled/Forfeited	(11,668)	$10.25	(24,000)	$7.40
Vested	(781,049)	$11.52	-	$-
Outstanding as of September 29, 2013	999,454	$12.43	352,000	$7.40

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

7. Net Income (loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share represents the earnings attributable to each share of common stock after giving effect to all potentially dilutive securities which were outstanding during the period. The dilutive effect of outstanding options and RSUs is reflected in diluted net income (loss) per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. On August 26, 2013, Spansion LLC, a wholly-owned subsidiary of the Company, issued $150.0 million of Senior Exchangeable Notes due 2020 (“the Notes”) in a private placement. The Notes can be settled either by cash or shares of common stock of the Company, or a combination of both at the discretion of the Company. The potential dilution impact of the Notes is computed using the if-converted method. The if-converted method is used for convertible securities that have a potential for sharing in earnings as common stock. Thus, the interest expense less income tax effects applicable to the Notes are not recognized in net income(loss) to determine basic and diluted net income (loss) per share and the weighted–average number of shares is adjusted to reflect the assumed conversion as of the beginning of the year or actual date of issuance if later.

The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands except for per-share amounts)

Numerator:
Net income (loss)	$(36,904)	$5,140	$(54,570)	$18,019
Denominator:
Denominator for basic net income per share, weighted average shares	58,785	60,139	58,506	59,932
Effect of dilutive RSUs and Options	-	681	-	843
Denominator for diluted net income per share, weighted average shares	58,785	60,820	58,506	60,775

Basic net income (loss) per share	$(0.63)	$0.09	$(0.93)	$0.30
Diluted net income (loss) per share	$(0.63)	$0.08	$(0.93)	$0.30
Potentially dilutive shares excluded from the diluted income per share computation because their effect would have been anti-dilutive
- RSUs and Options	4,441	6,704	4,555	7,367
- Conversion of Senior Exchangeable Notes	3,996	-	1,352	-
Total antidilutive shares	8,437	6,704	5,907	7,367

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

8. Intangible Assets and Goodwill

Intangible Assets

The following table presents the balance of intangible assets as of the dates indicated below:

	September 29, 2013				December 30, 2012
	(in thousands)
	Gross Amount	Additions	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$111,376	$29,100	$(48,451)	$92,025	$111,376	$(35,386)	$75,990
Customer relationships	92,080	18,800	(33,781)	77,099	93,264	(25,191)	68,073
Trade names	8,252	1,400	(4,711)	4,941	8,374	(3,284)	5,090
Trademarks	-	2,700	(58)	2,642	-	-	-
In-process technology	-	500	-	500	-	-	-
Total Intangible Assets	$211,708	$52,500	$(87,001)	$177,207	$213,014	$(63,861)	$149,153

On August 1, 2013, the Company acquired the AM Business of FSL for a purchase consideration of $158.5 million ($149.9 million, net of cash acquired). The Company recorded intangible assets of $52.5 million as of the acquisition date. Please see Note 3 for further details relating to the intangible assets recorded as part of the acquisition.

The actual amortization expense and estimated future amortization expense for intangible assets are summarized below:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Amortization expense	$9,514	$6,813	$23,140	$20,792

Estimated Future Amortization
(in thousands)
Fiscal 2013 (remaining 3 months)	$10,135
Fiscal 2014	40,193
Fiscal 2015	38,920
Fiscal 2016	32,550
Fiscal 2017	21,069
Fiscal 2018 and beyond	33,840
Total	$176,707

Goodwill

The following table presents the balance of goodwill as of the dates indicated below:

	September 29, 2013	December 30, 2012
	(in thousands)

Goodwill	$166,584	$166,931

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

The changes in the carrying amount of goodwill and gross balance of intangibles assets since December 30, 2012 resulted from foreign currency translation adjustments.

9. Financing arrangements

The following table summarizes the Company’s debt:

	September 29, 2013	December 30, 2012
	(in thousands)
Debt obligations:
Term Loan	$214,496	$216,295
2.0% Senior Exchangeable Notes	110,609	-
7.875% Senior Unsecured Notes	94,064	200,000
Total debt	$419,169	$416,295
Less: current portion	5,380	5,382
Long-term debt	$413,789	$410,913

2.00% Senior Exchangeable Notes

On August 26, 2013, Spansion LLC, a wholly-owned subsidiary of the Company, issued $150.0 million of Senior Exchangeable Notes due 2020 in a private placement. The Notes are governed by an Indenture, dated August 26, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee. They are fully and unconditionally guaranteed on a senior unsecured basis by the Company and Spansion Technology LLC. The Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2.0% per year payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2014. The Notes may be due and payable immediately in certain events of default.

The Notes are exchangeable for an initial exchange rate of 72.0929 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial exchange price of approximately $13.87 per share) subject to adjustments for anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. Prior to June 1, 2020, the Notes will be exchangeable under certain specified circumstances as described in the Indenture.

The Notes were issued at face value, resulting in net proceeds of approximately $145.5 million after related offering expenses. In accounting for the Notes at issuance, the Company separated the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. Upon issuance of the Notes, the Company recorded $110.2 million as debt and $39.8 million as additional paid-in capital in Stockholders’equity.

The Company incurred transaction costs of approximately $5.0 million relating to the issuance of the Notes. In accounting for these costs, the Company allocated the costs of the offering in proportion to the fair value of the debt and equity recognized in accordance with the accounting standards. The transaction costs allocated to the debt component of approximately $3.6 million were recorded as deferred offering costs in other non-current assets and are being amortized as interest expense over the term of the Notes. The transaction costs allocated to the equity component of approximately $1.3 million were recorded to additional paid-in capital.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

The net carrying amount of the liability component of the Notes consists of the following:

September 29, 2013
(in thousands)
Principal amount	$150,000
Unamortized debt discount	$39,391
Net carrying value	$110,609

The following table presents the interest expense recognized on the Notes:

Three Months Ended
September 29, 2013
(in thousands)
Contractual interest expense at 2% per annum	$290
Amortization of debt issuance costs	50
Accretion of debt discount	432
Total	$772

Capped Calls

In connection with the issuance of the Notes, the Company entered into capped call transactions with certain bank counterparties to reduce the risk of potential dilution of the Company’s common stock upon the exchange of the Notes. The capped call transactions have a strike price of approximately $13.87 and a cap price of approximately $18.14, and are exercisable when and if the Notes are converted. If upon conversion of the Convertible Notes, the price of the Company’s common stock is above the strike price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value approximately equal to the difference between the price of the Company’s common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of the Company’s common stock related to the capped call transactions being exercised. The capped call expires on September 1, 2020. The Company paid $15.4 million for these capped calls and recorded the payment as a charge to additional paid-in capital.

7.875% Senior Unsecured Notes

On August 26, 2013, the Company used proceeds from the issuance and sale of the Notes to repurchase $105.9 million of the 7.875% Senior Unsecured Notes.

Revolving Credit Facility

On September 27, 2013, the Company amended its revolving credit facility (the “2012 Revolving Credit Facility”) with Morgan Stanley Bank, N.A and other financial institutions to increase the revolving loan commitment from $50 million to $70 million. The amendment to Revolving Credit Facility contains additional covenants requiring: (a) the consolidated quick ratio as determined on the last day of any fiscal quarter to not be less than 1.25 to 1.0, and (b) the amount of consolidated cash, cash equivalent and other short-term marketable investments to not be less than $150 million.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

The Company is in compliance of all the covenants under its existing debt arrangements as of September 29, 2013.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

The fair value measurements of the Company’s financial assets and liabilities consisted of the following types of instruments categorized in the table below based upon the fair value hierarchy:

	September 29, 2013					December 30, 2012
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
	(in thousands)

Money market funds	$4,844	$-	$-	$4,844	(1)	$1,181	$-	$-	$1,181	(2)
Commercial paper	-	-	-	-	(1)	-	14,980	-	14,980	(2)
Foreign Exchange Forward Contracts	-	5,199	-	5,199		-	3,032	-	3,032
Auction rate securities	-	-	-	-		-	1,530	-	1,530
Total financial assets	$4,844	$5,199	$-	$10,043		$1,181	$19,542	$-	20,723
Interest rate swaps	$-	$-	$-	$-		$-	$514	$-	$514
Foreign Exchange Forward Contracts		$22		$22		$-	$296	$-	$296
Total financial liabilities	$-	$22	$-	$22		$-	$810	$-	$810

(1) Total cash and cash equivalents, short-term investments of $228.4 million as of September 29, 2013 includes cash of $209.5 million held in operating accounts, $4.8 million in money market funds and $14.0 million held in time deposit accounts.

(2) Total cash and cash equivalents, short-term investments of $313.9 million as of December 30, 2012 includes cash of $297.7 million held in operating accounts, $1.2 million in money market funds and $15.0 million in commercial paper.

Fair Value of Other Financial Instruments Not Carried At Fair Value

The Company’s Term Loan, 7.875% Senior Unsecured Notes and Senior Exchangeable Notes are traded in the market and the fair value is Level 1, and is based on the quoted market price as of September 29, 2013 and December 30, 2012. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	September 29, 2013		December 30, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(in thousands)

Debt traded in the market:
Term Loan	$214,496	$215,568	$216,295	$217,917
2.0% Senior Exchangeable Notes	110,609	107,014	-	-
7.875% Senior Unsecured Notes	94,064	97,591	200,000	201,000
Total Debt Obligations	$419,169	$420,173	$416,295	$418,917

In connection with the issuance of the Notes, the Company purchased capped calls from certain counterparties. The initial fair value of the capped calls of $15.4 million was recorded within stockholders’ equity which approximated their carrying value. The fair value of the capped calls is not remeasured each reporting period.

The fair value of the Company’s cash equivalents, accounts receivable, accounts payable and other current liabilities approximates their carrying value.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

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

Cash Flow Hedges

The Company’s foreign currency forward contracts that were designated as cash flow hedges are carried at fair value and have maturities between three and eight months. As of September 29, 2013, the Company had outstanding forward contracts to buy USD for $30.9 million. Over the next twelve months, the Company expects to reclassify $3.6 million from accumulated other comprehensive gain to earnings as the related forecasted transactions occur.

The following table summarizes the activity related to derivatives in accumulated other comprehensive loss, net of tax:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)

Beginning Balance	$7,058	$217	$1	$-
Net (gain) loss reclassified into earnings on cash flow hedges (effective portion)	(3,113)	538	(7,701)	538
Net gain reclassified into earnings on cash flow hedges (ineffective portion)	-	-	(2,415)	-
Net unrealized hedge gain (loss) arising during the period	(391)	(1,639)	13,669	(1,422)
Ending Balance	$3,554	$(884)	$3,554	$(884)

Non Designated Hedges

The Company hedges net receivables and payables denominated in Japanese yen and expenses incurred in Thai baht with foreign exchange forward contracts to reduce the risk that its earnings and cash flows will be affected by changes in foreign currency exchange rates. These forward contracts do not subject the Company to additional material financial statement risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the monetary assets and liabilities and underlying transactions being hedged, assuming that the derivative counterparty performs. The notional principal of foreign exchange forward contracts outstanding to buy USD was $38.4 million as of September 29, 2013 and $32.8 million as of December 30, 2012. In the second quarter of fiscal 2013, the Company also recorded a gain of $2.4 million from the mark to market on certain JPY hedges which were previously designated as cash flow hedges, as the Company concluded that the related forecasted transactions were probable to not occur during the hedge period or the additional two months thereafter.

On August 1, 2013, the Company acquired FSL’s AM Business. In the second quarter of fiscal 2013, the Company had entered into an economic hedge using foreign exchange forward contracts and options to mitigate the impact of foreign currency fluctuations on the purchase price which was denominated in currencies other than U.S. dollar. These contracts were settled during the third quarter and were no longer outstanding as of September 29, 2013.

These forward contracts were not designated hedges and were carried at fair value with changes in the fair value recorded in interest and other income (expense) in the accompanying Condensed Consolidated Statements of Operations.

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

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2013 and September 30, 2012 was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Derivatives Designated as Hedging Instruments
Foreign Exchange Forward Contracts
Net unrealized gain (loss) recognized in OCI (1)	$(391)	$(1,639)	$13,669	$(1,422)
Net (gain) loss reclassified from accumulated OCI into income (effective portion)(2)	$(3,113)	$538	$(7,701)	$538
Net gain reclassified from accumulated OCI into income (ineffective portion) (3)	$-	$-	$(2,415)	$-
Derivatives Not Designated as Hedging Instruments
Net gain (loss) recognized in income
Swap interest expense (4)	$-	$(16)	$(8)	$(134)
Foreign Exchange Forward Contracts (5)	$(1,053)	$1,221	$(813)	$1,464
Foreign Exchange Options Contracts (5)	$(197)	$-	$-	$-

(1) Net change in the fair value of the effective portion classified in other comprehensive income (OCI)

(2) Effective portion classified as net product revenue

(3) Classified in interest income and other (expense)

(4) Classified in interest expense

(5) Classified in interest and other income (expense)

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets were as follows:

	September 29, 2013		December 30, 2012
Balance sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(in thousands)
Prepaid expenses and other current assets
Foreign Exchange Forward Contracts	$2,626	$2,573	$-	$3,032

Other accrued liabilities
Interest rate Swap	$-	$-	$-	$514
Foreign Exchange Forward Contracts	$-	$22	$-	$296

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

12. Pension and Post-Retirement Benefits

On August 1, 2013, the Company acquired the AM Business of FSL. Pursuant to the SPA, certain transferred employees from the AM business were enrolled in the Pension Plan. The Company by agreement with Fujitsu, is required to fund the proportional benefit obligations attributable to the Company’s employees enrolled in the Pension Plan. The benefits provided by the Pension Plan are based on employee’s years of service and compensation levels. The Company accounts for its participation in the plan as a multiemployer plan wherein the expense recorded for the Pension Plan is equal to the annual cash contributions. The Company recorded pension expense of $1.0 million for the quarter ended September 29, 2013 and had an unpaid pension liability of $0.5 million as of September 29, 2013. The Company has also recorded $23.9 million as Restricted Cash and $23.9 million in Accrued Compensation and Benefits in the Condensed Consolidated Balance Sheet for the underfunded portion of the plan. Please see Note 3 for further details of the acquisition.

The Company may also be subject to additional liabilities imposed by law as a result of its participation in the Pension Plan. The Pension Plan imposes certain liabilities upon an employer who is a contributor to a multi-employer pension plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal. These liabilities include an allocable share of the unfunded vested benefits in the plan for all plan participants, not merely the benefits payable to a contributing employer’s own retirees. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if other participating employers cease to contribute or withdraw, with the reallocation of liability being more acute in cases when a withdrawn employer is insolvent or otherwise fails to pay its withdrawal liability.

13. Income Taxes

The following table presents the Company’s income tax expense (benefit):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)

Income tax expense (benefit)	$(1,644)	$2,757	$(891)	$9,572

The Company recorded an income tax benefit of $1.6 million and an expense of $2.8 million for the three months ended September 29, 2013 and September 30, 2012, respectively. The Company’s income tax benefit was $0.9 million and income tax expense was $9.6 million for the nine months ended September 29, 2013 and September 30, 2012, respectively.

The tax benefit for the three months and nine months ended September 29, 2013 was primarily attributable to pre-tax income in foreign jurisdictions and withholding taxes related to Samsung licensing revenue. This was offset by the release of reserves for uncertain tax positions in foreign locations and the tax impact from the Microcontroller and Analog business acquisition.

The tax expense for the three and nine months ended September 30, 2012 was primarily attributable to pre-tax income in foreign jurisdictions, withholding taxes related to Samsung licensing revenue and the impact from the sale of land and building in Kuala Lumpur offset by the release of reserves for uncertain tax positions in foreign locations.

As of September 29, 2013, all of the Company's U.S. deferred tax assets, net of deferred tax liabilities continue to be subject to a full valuation allowance. The valuation allowance is based on the Company's assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

As of December 30, 2012, the Company had U.S. federal and state net operating loss carry forwards of approximately $989.9 million and $218.8 million, respectively. Approximately $489.7 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. The federal and state net operating losses, if not utilized, expire from 2016 to 2031. The Company also has U.S. foreign tax credit carryovers of $1.0 million which expire from 2020 to 2021 and research and development credits of $1.2 million which expire in 2032. The Company also has state tax credits of $17.6 million, which includes California state tax credits of $16.8 million that can be carried forward indefinitely.

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

14. Restructuring and Others

Fiscal 2013 Restructuring Plan

Beginning in the third quarter of fiscal 2013, in an effort to lower its expense levels, given the competitive pricing pressures and slower than expected growth in Japan revenues from Flash products, the Company implemented a reduction in force to rationalize its global workforce.

The following tables present a summary of restructuring activities related to 2013 restructuring plan described above:

Three Months Ended
September 29, 2013
(in thousands)
Accrued restructuring balance, beginning of period	$-
Provision:
Severance and others	6,264
Restructuring charges	6,264
Non-cash adjustments (1)	(230)
Cash payments	(4,351)
Accrued restructuring balance, end of period	$1,683

(1) Non cash adjustments mainly relate to intangibles written off.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

The following tables present a summary of restructuring activities related to 2011 restructuring plan described above:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Accrued restructuring balance, beginning of period	$30	$785	$538	$8,087
Provision:
Gain on sale of equipment	-	-	-	(3,798)
Asset relocation fees	-	854	-	4,686
Asset impairment charges	-	-	-	2,070
Severance and others	-	1,009	-	3,550
Restructuring charges	-	1,863	-	6,508
Non-cash adjustments (1)	-	(43)	(75)	1,557
Cash payments	(30)	(344)	(463)	(13,891)
Accrued restructuring balance, end of period	-	$2,261	$-	$2,261

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

15. Commitments and Contingencies

Purchase Commitments

The Company had $141.4 million of purchase commitments with certain suppliers, primarily for inventory items as of September 29, 2013.

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

Product Warranties

The Company generally offers a one-year limited warranty for all its products. Changes in the Company’s liability for product warranty were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Balance at beginning of period	$1,127	$3,860	$2,124	$2,537
Provision for warranties issued	760	404	1,360	2,991
Settlements made	(827)	(1,205)	(2,412)	(2,305)
Changes in liability for pre-existing warranties during the period	106	(89)	94	(253)
Balance at end of period	$1,166	$2,970	$1,166	$2,970

Legal Matters

              In the Matter of Certain Flash Memory Chips and Products Containing the Same, Investigation No. 337-TA-893, filed on August 1, 2013 and instituted on September 9, 2013.

On August 1, 2013, Spansion LLC, a wholly owned subsidiary of the Company, filed a complaint pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 (“Section 337”), to request that the U.S. International Trade Commission (“ITC”) institute an investigation relating to the unlawful importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain Macronix flash memory chips (“Macronix Chips”) that infringe the Company’s valid patents, and/or are made, produced or processed under, or by means of, a process covered by the claims of the Company’s patents, and products containing the Macronix Chips.

On September 9, 2013, the Commission instituted its investigation. Other than the Company, the principal parties, or respondents in the investigation are Macronix International Co, Ltd., of Hsin-chu, Taiwan; Macronix America, Inc., of Milpitas, CA; Macronix Asia Limited of Kanagawa Pref., Japan; Macronix (Hong Kong) Co., Ltd., of Sa Tin, N.T., Hong Kong; Acer Inc. of New Taipei City, Taiwan; Acer America Corporation of San Jose, CA; ASUSTek Computer Inc. of Taipei, Taiwan; Asus Computer International of Fremont, CA; Belkin International, Inc., of Playa Vista, CA; D-Link Corporation of Taipei City, Taiwan; D-Link System, Inc., of Fountain Valley, CA; Netgear Inc., San Jose, CA; Nintendo Co., Ltd., of Kyoto, Japan; and Nintendo of America, Inc., of Redmond, WA.

Through this investigation, the Company seeks a general exclusion order to exclude from importation all infringing Macronix Chips and downstream products containing such chips. In the event that the ITC is unwilling to issue a general exclusion order, the Company seeks that a limited exclusion order be entered against each named Respondent and its subsidiaries and affiliates in order to remedy the Respondents’ violation of Section 337 and to prevent such future violations by Respondents. The Company has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

Spansion LLC v. Macronix International Co., Ltd. et. al., U.S. District Court, Northern District of California.

On August 1, 2013, Spansion LLC filed a complaint in the U.S. District Court, Northern District of California (San Jose Division), case no. 3:13-cv-03566-JST, against Macronix International Co., Ltd., Macronix America, Inc., Acer Inc., Acer America Corporation, ASUSTek Computer Inc., Asus Computer International (America), Belkin International, Inc., D-Link Systems, Inc., NETGEAR Inc., Nintendo Co., Ltd., and Nintendo of America, Inc. for patent infringement. Spansion has asked for monetary damages as well as permanent injunctive relief to prevent further infringing activity.

On August 29, 2013, the Company amended its original complaint to delete certain defendants, resulting in the eleven party defendants identified above (“Defendants”), and to make certain additional allegations.

On October 8, 2013, pursuant to 28 U.S.C. § 1659, each of the Defendants asserted its statutory right to a mandatory stay of all proceedings in the Northern District of California action until the determination of the ITC becomes final (see In the Matter of Certain Flash Memory Chips and Products Containing the Same,, Investigation No. 337-TA-893, U.S. International Trade Commission, above). Because the requested stay is mandated by statute, the Company does not oppose the motion.

Macronix International Co., LTD. v. Spansion Inc. et. al., U.S. District Court, Eastern District of Virginia.

On October 2, 2013, Macronix International Co., Ltd. filed a complaint in the U.S. District Court, Eastern District of Virginia, case no. 3:13-cv-679-REP, against Spansion Inc. and Spansion LLC for patent infringement. The Company has not filed an answer or otherwise responded to the complaint. The complaint seeks unspecified monetary damages as well as injunctive relief.

Besides the above, the Company is a defendant or plantiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on the Company's financial condition, result of operations or cash flows.

16. Ongoing Bankruptcy Related Matters

In connection with the Company’s emergence from Chapter 11 bankruptcy proceedings in May 2010, a claims agent was appointed to analyze and, at its discretion, contest outstanding disputed claims totaling $1.5 billion. As of September 29, 2013, the Company had resolved all of these claims with the exception of potential preference claim reserves of $7.2 million.

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

Overview

We are a global leader in embedded systems solutions. We are focused on a portion of the semiconductor market that relates to high performance and high-reliability Flash memory, microcontrollers, analog and other programmable semiconductors that run applications in a broad range of electronic systems. Our strategic emphasis centers on the embedded portion of the semiconductor market, which is generally characterized by long design and product life cycles, relatively stable pricing, predictable supply-demand outlook and lower capital investments. These markets include consumer, transportation and industrial, communications and gaming.

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

On August 1, 2013, we completed the acquisition of the Microcontroller and Analog business (the AM Business) of Fujitsu Semiconductor Limited (FSL) for a purchase consideration of $158.5 million ($149.9 million, net of cash acquired). Pursuant to this acquisition, we will also deliver a broad embedded line of products which includes microcontrollers, analog and mixed-signal semiconductors, in addition to flash memory.

In addition to product sales, we generate revenue by licensing our intellectual property to third parties and we assist our customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

Critical Accounting Policies

There have been no significant changes in our critical accounting estimates or significant accounting policies during the nine months ended September 29, 2013 as compared to the discussion in Part II, Item 7 and in Note 2 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 30, 2012.

Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standard update permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to US Treasury interest rates and the London Interbank Offered Rate (LIBOR). This guidance is effective prospectively for qualifying new or redesignated hedging relationships, entered into on or after July 17, 2013. We do not expect the adoption of this guidance to affect our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued an accounting standard update that resolves the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The unrecognized tax benefit should be presented as a reduction to a deferred tax asset. This ASU is effective for the first annual period beginning after December 15, 2013. We do not expect adoption of this guidance to affect our consolidated financial position, results of operations, or cash flows.

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

Results of Operations

Comparison of Net Sales, Gross Margin, Operating income (loss), Interest and Other Income (Expense), Interest Expense and Income Tax Provision

The following is a summary of our operating results:

	Three Months Ended			Nine Months Ended
	September 29, 2013	September 30, 2012	Variance	September 29, 2013	September 30, 2012	Variance
	(in thousands, except for percentages)
Total net sales	$273,378	$239,747	$33,631	$658,020	$691,945	$(33,925)
Cost of sales	217,209	161,281	55,928	498,640	480,370	18,270
Gross profit	56,169	78,466	(22,297)	159,380	211,575	(52,195)
Gross margin	20.5%	32.7%	-12.2%	24.2%	30.6%	-6.4%
Research and development	38,341	27,407	10,934	84,666	83,078	1,588
Sales, general and administrative	54,544	35,228	19,316	117,441	103,485	13,956
Net gain on sale of KL land and building	-	-	-	-	(28,434)	28,434
Restructuring charges (credits)	6,264	1,862	4,402	6,264	5,650	614
Operating income (loss)	(42,980)	13,969	(56,949)	(48,991)	47,796	(96,787)
Interest and other income (expense), net	3,578	1,267	2,311	7,658	2,216	5,442
Interest expense	(7,351)	(7,339)	(12)	(22,333)	(22,924)	591
Gain on acquisition of Microcontroller and Analog business	8,205	-	8,205	8,205	-	8,205
Provision (benefit) for income taxes	(1,644)	2,757	(4,401)	(891)	9,572	(10,463)

Net Sales

Net sales increased by $33.7 million from $239.7 million for the three months ended September 30, 2012 to $273.4 million for the three months ended September 29, 2013. The increase was mainly due to the inclusion of $92.9 million of August and September revenues from our newly acquired AM Business and $12.5 million of revenue from patent sales. The increases were partially offset by $67.0 million of decline in embedded sales and $2.5 million decline in wireless sales. The decrease in embedded sales was mainly due to lower gaming revenues in Japan due to timing of orders as the majority of our customers are in product transitions moving to newer product platforms. In addition, we also had a downward pressure on selling prices with increased competition.

Net sales decreased by $33.9 million from $691.9 million for the nine months ended September 30, 2012 to $658.0 million for the nine months ended September 29, 2013 primarily due to $117.5 million lower embedded sales relating to lower gaming revenues in Japan and increased pricing pressures. In addition, wireless sales decreased by $14.9 million as we shifted our strategy to focus on the embedded market. The decrease was partially offset by the inclusion of $92.9 million of revenues for August and September from our newly acquired AM Business and $12.5 million revenue from patent sales.

Gross Profit

Our gross profit decreased by $22.3 million from $78.5 million for the three months ended September 30, 2012 to $56.2 million for the three months ended September 29, 2013. The gross margin percentage declined from 32.7% in the three months ended September 30, 2012 to 20.5% in three months ended September 29, 2013. The decrease in gross profit and margin was primarily driven by $27.1 million amortization of a purchase accounting markup on the AM inventory purchased from FSL as a part of our acquisition and lower utilization from our manufacturing facilities, and was partially offset by $12.5 million of gross profit from patent sales. In addition, we had lower margins from revenues in the embedded market, primarily driven by downward pressure on selling prices due to increased competition and a less favorable product sales mix in Japan. The decrease was partially offset by additional gross profit on our newly acquired AM Business revenues.

Our gross profit decreased by $52.2 million from $211.6 million for the nine months ended September 30, 2012 to $159.4 million for the nine months ended September 29, 2013. Our gross margin as a percentage of sales decreased from 30.6% in the nine months ended September 30, 2012 to 24.2% in the nine months ended September 29, 2013. The decrease was mainly due to lower margins from revenues in the embedded markets as discussed above, $27.1 million amortization of a purchase accounting markup on the AM inventory purchased from FSL as a part of our acquisition and lower utilization from our manufacturing facilities. The decrease was partially offset by additional gross profit from our newly acquired AM Business revenues and $12.5 million of gross profit from patent sales in the third quarter of fiscal 2013.

Research and Development (R&D)

R&D expenses increased by $10.9 million from $27.4 million for the three months ended September 30, 2012 to $38.3 million for the three months ended September 29, 2013. The increase was mainly due to $14.8 million of R&D expense relating to the AM Business incurred post acquisition, and was partially offset by $2.5 million of lower employee compensation and benefits due to the reduction in headcount with the restructuring activity in the third quarter of fiscal 2013, and $1.7 million of lower material costs on certain projects.

R&D expenses increased by $1.6 million from $83.1 million for the nine months ended September 30, 2012 to $84.7 million for the nine months ended September 29, 2013. The increase was mainly due to $14.8 million of AM Business related R&D expense incurred post acquisition, and was partially offset by $7.6 million of lower employee compensation and benefits due to the reduction in headcount with the restructuring activity in fiscal 2013, $3.5 million of lower development charges relating to NAND development and $2.7 million of lower material costs on certain projects.

Sales, General and Administrative (SG&A)

SG&A expenses increased by $19.3 million from $35.2 million for the three months ended September 30, 2012 to $54.5 million for the three months ended September 29, 2013. The increase was mainly due to $9.2 million of SG&A expenses relating to the newly acquired AM Business incurred post acquisition, $5.6 million of AM Business integration costs, and $9.0 million of higher legal expenses due to the Macronix patent infringement litigation. The increase was partially offset by $3.5 million of lower employee compensation and benefits and $1.0 million of lower sales commission expenses. Lower employee compensation and benefits were driven by the reduction in headcount with the restructuring activity in the third quarter of fiscal 2013 and lower incentive accruals. Lower sales commission expenses were driven by lower sales and cost reduction efforts.

SG&A expenses increased by $13.9 million from $103.5 million for the nine months ended September 30, 2012 to $117.4 million for the nine months ended September 29, 2013. The increase was mainly due to $10.7 million of AM Business integration costs, $9.2 million of SG&A expenses relating to the newly acquired AM Business incurred post acquisition, and $9.0 million of higher legal expenses due to the Macronix patent infringement litigation. The increase was partially offset by $9.9 million of lower employee compensation and benefits, $4.4 million of lower travel, rental expense and other outside services and $1.0 million of lower sales commission expenses. Lower employee compensation and benefits were driven by the reduction in headcount with the restructuring activity in the third quarter of fiscal 2013 and lower incentive accruals. Lower sales commission expenses were driven by lower sales and cost reduction efforts.

Restructuring Charges

Beginning with the third quarter of fiscal 2013, in an effort to lower our expense levels, given the competitive pricing pressures and slower than expected growth in Japan revenues, we implemented a reduction in force to rationalize our global workforce.

Restructuring charges increased by $4.4 million from $1.9 million for the three months ended September 30, 2012 to $6.3 million for the three months ended September 29, 2013. Restructuring charges for the three months ended September 29, 2013 mainly comprised of $5.8 million of severance expense and $0.4 million of intangibles written off due to closure of a design service facility. Restructuring charges for the three months ended September 30, 2012 mainly comprised of $0.9 million severance costs and $0.9 million asset relocation costs.

Restructuring charges increased by $0.6 million from $5.7 million for the nine months ended September 30, 2012 to $6.3 million for the nine months ended September 29, 2013. Restructuring charges for the nine months ended September 29, 2013 mainly comprised of $5.8 million of severance expense and $0.4 million of intangibles written off due to closure of a design service facility. Restructuring charges for the nine months ended September 30, 2012 mainly comprised of $7.9 million asset relocation and impairment charges relating to closure of our assembly, pack, mark and test facility in Kuala Lumpur, Malaysia (the KL facility) and $1.9 million of severance and employee related costs, offset by a $1.9 million gain on the sale of equipment in the KL facility, a $1.9 million gain on sale of equipment in Thailand, and a $0.9 million credit as a result of our prevailing in a labor-related lawsuit in conjunction with the 2009 Restructuring Plan in Thailand.

Gain on acquisition

Gain on the AM Business acquisition of $8.2 million was recognized net of tax of $3.7 million in the three and nine months ended September 29, 2013. We did not have a similar event in the three and nine months ended September 30, 2012.

Interest and Other Income (Expense)

Interest and other income (expense), increased by $2.3 million from $1.3 million for the three months ended September 30, 2012, to $3.6 million for the three months ended September 29, 2013. This was primarily due to $9.6 million of gain on recovery of a previously impaired investment, and $0.9 million foreign exchange gain mainly from economic hedges relating to the AM Business acquisition purchase consideration. The increase was partially offset by $7.6 million of costs relating to partial repurchase of the 7.875% Senior Notes.

Interest and other income increased by $5.4 million from $2.2 million for the nine months ended September 30, 2012 to $7.7 million for the nine months ended September 29, 2013 due to $9.6 million of gain on recovery of a previously impaired investment, $2.4 million of gain on ineffective cash flow hedges and $2.6 million foreign exchange gain including the gain from economic hedges relating to the AM Business acquisition purchase consideration. The increase was partially offset by $7.6 million of costs relating to partial repurchase of the 7.875% Senior Notes. The gain on ineffective cash flow hedges related to certain JPY hedges on which we concluded that the related forecasted transactions were probable not to occur during the hedge period or the additional two months thereafter.

Interest Expense

Interest expense increased by $0.1 million from $7.3 million for the three months ended September 30, 2012 to $7.4 million for the three months ended September 29, 2013. Increase in interest expense, including amortization of debt discount, of $0.8 million due on the 2.0% Exchangeable Senior Notes (the Notes) issued on August 26, 2013 was offset by $0.8 million lower interest expense due to partial repurchase of the 7.875% Senior Unsecured Notes.

Interest expense decreased by $0.6 million from $22.9 million for the nine months ended September 30, 2012 to $22.3 million for the nine months ended September 29, 2013 primarily due to lower interest expense on the Term Loan and the 7.875% Senior Unsecured Notes, partially offset by the additional interest expense recognized in the third quarter of fiscal 2013 on the issuance of Notes.

Provision for Income Taxes

The Company had a benefit of $1.6 million and an income tax expense of $2.8 million for the three months ended September 29, 2013 and September 30, 2012, respectively. The Company’s income tax benefit was $0.9 million and income tax expense was $9.6 million for the nine months ended September 29, 2013 and September 30, 2012, respectively.

The tax benefit for the three months and nine months ended September 29, 2013 was primarily attributable to the release of reserves for uncertain tax positions in foreign locations and the tax impact from the AM Business acquisition. This was offset by tax expense on pre-tax income in foreign jurisdictions and withholding taxes related to Samsung licensing revenue.

The tax expense for the three and nine months ended September 30, 2012 was primarily attributable to pre-tax income in foreign jurisdictions, withholding taxes related to Samsung licensing revenue and the tax impact of gain from the sale of land and building in Kuala Lumpur, offset by the release of reserves for uncertain tax positions in foreign locations.

As of September 29, 2013, all of our U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on our assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 30, 2012, we had U.S. federal and state net operating loss carry forwards of approximately $989.9 million and $218.8 million, respectively. Approximately $489.7 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. The federal and state net operating losses, if not utilized, expire from 2016 to 2031. We also have U.S. foreign tax credit carryovers of $1.0 million which expire from 2020 to 2021 and research and development credits of $1.2 million which expire in 2032. We also have state tax credits of $17.6 million, which includes California state tax credits of $16.8 million which can be carried forward indefinitely.

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

Contractual Obligations

The following table summarizes our contractual obligations at September 29, 2013:

	Total	2013	2014	2015	2016	2017	2018 and Beyond
	(in thousands)
Senior Secured Term Loan	$216,686	$560	$5,765	$2,240	$2,240	$2,800	$203,081
Senior Notes	94,064	-	-	-	-	94,064	-
Exchangeable Senior Notes	150,000						150,000
Interest expense on Debt	115,700	6,674	21,917	21,748	21,659	24,228	19,474
Other long term liabilities (1)	12,234	-	3,771	7,191	1,228	44	-
Operating leases	18,243	2,529	8,203	3,641	2,730	1,140	-
Unconditional purchase commitments (2)	141,401	6,856	80,248	26,148	28,024	125	-
Total contractual obligations (3)	$748,328	$16,619	$119,904	$60,968	$55,881	$122,401	$372,555

(1)	Other long term liabilities comprise of payment commitments under long term software license agreements with vendors and asset retirement obligations.
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

(3)

As of September 29, 2013, the liability for uncertain tax positions was $16.4 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

2.00% Senior Exchangeable Notes

On August 26, 2013, Spansion LLC, our wholly-owned subsidiary, issued $150.0 million of Senior Exchangeable Notes due 2020 in a private placement. The Notes are governed by an Indenture, dated August 26, 2013, between us and Wells Fargo Bank, National Association, as Trustee. They are fully and unconditionally guaranteed on a senior unsecured basis by us and Spansion Technology LLC. The Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2.00% per year payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2014. The Notes may be due and payable immediately in certain events of default.

The Notes are exchangeable for an initial exchange rate of 72.0929 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial exchange price of approximately $13.87 per share) subject to adjustments for anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. Prior to June 1, 2020, the Notes will be exchangeable under certain specified circumstances as described in the Indenture.

The Notes were issued at face value, resulting in net proceeds of approximately $145.5 million after related offering expenses. In accounting for the Notes at issuance, we separated the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. Upon issuance of the Notes, the Company recorded $110.2 million as debt and $39.8 million as additional paid-in capital in Stockholders’equity.

We incurred transaction costs of approximately $5.0 million relating to the issuance of the Notes. In accounting for these costs, we allocated the costs of the offering in proportion to the fair value of the debt and equity recognized in accordance with the accounting standards. The transaction costs allocated to the debt component of approximately $3.6 million were recorded as deferred offering costs in other non-current assets and amortized as interest expense over the term of the Notes. The transaction costs allocated to the equity component of approximately $1.3 million were recorded to additional paid-in capital.

The net carrying amount of the liability component of the Notes consists of the following:

September 29, 2013
(in thousands)
Principal amount	$150,000
Unamortized debt discount	$39,391
Net carrying value	$110,609

The following table presents the interest expense recognized on the Notes:

Three Months Ended
September 29, 2013
(in thousands)
Contractual interest expense at 2% per annum	$290
Amortization of debt issuance costs	50
Accretion of debt discount	432
Total	$772

Capped Calls

In connection with the issuance of the Notes, we entered into capped call transactions with certain bank counterparties to reduce the potential dilution to our common stock upon exchange of the Notes. The capped call transactions have a strike price of approximately $13.87 and a cap price of approximately $18.14, and are exercisable when and if the Notes are converted. If upon conversion of the Notes, the price of our common stock is above the strike price of the capped calls, the counterparties will deliver shares of our common stock and/or cash with an aggregate value approximately equal to the difference between the price of our common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of our common stock related to the capped call transactions being exercised. The capped call transactions expire on September 1, 2020. We paid $15.4 million for these capped calls and recorded a payment as a charge to additional paid-in capital.

7.875% Senior Unsecured Notes

On August 26, 2013, we used proceeds from the issuance and sale of the Notes to repurchase $105.9 million of the 7.875% Senior Unsecured Notes.

Revolving Credit Facility

On September 27, 2013, we amended our revolving credit facility (the “2012 Revolving Credit Facility”) with Morgan Stanley Bank, N.A and other financial institutions to increase the revolving loan commitment from $50 million to $70 million. The amendment to Revolving Credit Facility contains additional covenants requiring: (a) the consolidated quick ratio as determined on the last day of any fiscal quarter to not be less than 1.25 to 1.0, and (b) the amount of consolidated cash, cash equivalent and other short-term marketable investments to not be less than $150 million.

We are in compliance of all covenants under our existing debt arrangements as of September 29, 2013.

Liquidity and Capital Resources

Cash Requirements

As of September 29, 2013 and December 30, 2012, we had the following cash and cash equivalents and short term investments:

	September 29, 2013	December 30, 2012
	(in thousands)

Cash	$188,118	$258,126
Money market funds	4,844	1,181
FDIC insured certificates of deposit	21,395	39,610
Time deposits	14,035	-
Commercial paper	-	14,980
Total cash and cash equivalents and short-term investments	$228,392	$313,897

 Key components of our cash flow during the nine months ended September 29, 2013 and September 30, 2012 were as follows:

	Nine Months Ended
	September 29, 2013	September 30, 2012
	(in thousands)

Net cash provided by (used for) operating activities	$64,793	$84,198
Net cash provided by (used for) investing activities	(156,701)	33,909
Net cash provided by (used for) financing activities	22,988	(33,855)
Effect of exchange rate changes on cash and cash equivalents	(232)	358
Net increase (decrease) in cash and cash equivalents	$(69,152)	$84,610

 On August 1, 2013 we completed the acquisition of the AM Business from FSL for a purchase consideration of $158.5 million ($149.9 million, net of cash acquired). We financed this transaction from our existing cash reserves. Our future uses of cash are expected to be primarily for working capital, debt servicing, capital expenditures and contractual obligations. We believe our anticipated cash flows from operations, current cash balances and our existing revolving credit facility will be sufficient to fund working capital requirements and operations, debt service, and meet our cash needs for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $64.8 million during the nine months ended September 29, 2013, which consisted of net loss of $54.6 million and net increase in operating assets and liabilities of $56.9 million and net non-cash items of approximately $62.5 million. The net increase in operating assets and liabilities was due to an increase of $87.6 million in accounts payables, accrued liabilities and accrued compensation and benefits, a decrease of $27.1 million in inventory and an increase of $18.0 million in deferred income, offset by an increase of $45.8 million in accounts receivables and an increase of $28.0 million in other long term assets. Net non-cash items primarily consisted of $62.6 million in depreciation and amortization, $23.3 million of stock compensation expense $9.6 million gain on recovery from impaired investment and $8.2 million gain on the acquisition of the AM Business .

Net cash provided by operating activities was $84.2 million during the nine months ended September 30, 2012, which consisted of net income of $17.5 million, and a net decrease in operating assets and liabilities of $1.0 million offset by net non-cash items of approximately $67.6 million. Net non-cash items primarily consisted of $74.4 million in depreciation and amortization, a $28.4 million gain on the sale of the Kuala Lumpur facility and $24.2 million of stock compensation expense.

Investing Activities

Net cash used for investing activities was $156.7 million during the nine months ended September 29, 2013, primarily comprised of $148.1 million used for acquisition of the AM Business net of cash acquired, $100.5 million used to purchase marketable securities and $39.2 million used to purchase property, plant and equipment, offset by $116.9 million in proceeds from the maturities of marketable securities.

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

Financing Activities

Net cash provided by financing activities was $23.0 million during the nine months ended September 29, 2013, primarily due to $145.5 million of proceeds from the issuance of Notes, net of costs, offset by $106.8 million of partial repurchase of 7.875% Senior Unsecured Notes and $15.4 million of purchase of capped call for the Notes.

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

As of September 29, 2013, we did not have any other significant off-balance sheet arrangements, as that term is defined in Item 303(a) (4) (ii) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. As of September 29, 2013, we had $188.1 million held in demand deposit accounts, $4.8 million held in overnight money market funds, $21.4 million invested in certificates of deposit fully insured by the FDIC and $14.0 million held in time deposits. Our cash and short-term investment position is highly liquid. Approximately $193.0 million have maturity terms of 0 to 30 days, $2.1 million have maturity terms of 91 to 180 days, and the remaining $33.3 million have maturity terms of 181 to 365 days at the time of purchase. Accordingly, our interest income fluctuates with short-term market conditions, but our exposure to interest rate risk is minimal due to the short term nature of our cash and investment position.

On August 26, 2013, we completed an offering of $150.0 million aggregate principal amount of Notes in a private placement. The Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2.0% per year. In accounting for the Notes at issuance, we separated the Notes into debt and equity component according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. As of September 29, 2013, 49 percent of the aggregate principal amounts outstanding under our third party debt obligations were fixed rate, and 51 percent of our total debt obligations were variable rate, comprised of the Term Loan with an outstanding balance of $214.5 million as of September 29, 2013. The Term Loan has a LIBOR floor of 1.25 percent. While LIBOR is below 1.25 percent, our interest expense will not change along with short-term change in interest rate environment. When LIBOR is above 1.25 percent, changes in interest rates associated with the Term Loan could then result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our contractual interest expense by approximately $2.1 million annually.

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

●	some of our manufacturing and operating costs are denominated in Japanese yen, and other foreign currencies such as the Thai baht and Malaysian ringgit;
●	sales of our products to Fujitsu are denominated in both U.S. dollars and Japanese yen;
●

our purchase price to acquire a portion of FSL’s business is denominated in Japanese yen and other foreign currencies (See Note 11 to the Condensed Consolidated Financial Statements for further details); and

●	Some fixed asset purchases and sales are denominated in other foreign currencies.

Consequently, movements in exchange rates could cause our net sales and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our foreign exchange exposure on our foreign currency denominated assets and liabilities. We also hedge a percentage of our forecasted revenue denominated in Japanese yen with foreign currency forward contracts. We also entered into an economic hedge using foreign exchange forward contracts and option contracts for the purchase consideration payable to FSL. The objective of these contracts is to mitigate the impact of foreign currency exchange rate movements to our operating results. We do not use these contracts for speculative or trading purposes.

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

The following table provides information about our foreign currency forward contracts as of September 29, 2013 and December 30, 2012:

	September 29, 2013			December 30, 2012
	Notional Amount	Average Contract Rate Per USD	Estimated Fair Value	Notional Amount	Average Contract Rate Per USD	Estimated Fair Value
	(in thousands, except contract rates)
Non-Designated hedges
Foreign currency forward contracts
Buy JPY / Sell USD	$-	JPY 0.00	$-	$12,258	JPY 83.92	$(296)
Sell JPY / Buy USD	$38,353	JPY 91.61	$2,551	$45,059	JPY 80.21	$3,032

Designated hedges
Sell JPY / Buy USD	$30,903	JPY 89.80	$2,626	$-	$-	$-

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the Matter of Certain Flash Memory Chips and Products Containing the Same, Investigation No. 337-TA-893, filed on August 1, 2013 and instituted on September 9, 2013.

On August 1, 2013, Spansion LLC, a wholly owned subsidiary of the Company, filed a complaint pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 (“Section 337”), to request that the U.S. International Trade Commission (“ITC”) institute an investigation relating to the unlawful importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain Macronix flash memory chips (“Macronix Chips”) that infringe the Company’s valid patents, and/or are made, produced or processed under, or by means of, a process covered by the claims of the Company’s patents, and products containing the Macronix Chips.

On September 9, 2013, ITC instituted its investigation. Other than the Company, the principal parties, or respondents in the investigation are Macronix International Co, Ltd., of Hsin-chu, Taiwan; Macronix America, Inc., of Milpitas, CA; Macronix Asia Limited of Kanagawa Pref., Japan; Macronix (Hong Kong) Co., Ltd., of Sa Tin, N.T., Hong Kong; Acer Inc. of New Taipei City, Taiwan; Acer America Corporation of San Jose, CA; ASUSTek Computer Inc. of Taipei, Taiwan; Asus Computer International of Fremont, CA; Belkin International, Inc., of Playa Vista, CA; D-Link Corporation of Taipei City, Taiwan; D-Link System, Inc., of Fountain Valley, CA; Netgear Inc., San Jose, CA; Nintendo Co., Ltd., of Kyoto, Japan; and Nintendo of America, Inc., of Redmond, WA.

Through this investigation, the Company seeks a general exclusion order to exclude from importation all infringing Macronix Chips and downstream products containing such chips. In the event that the ITC is unwilling to issue a general exclusion order, the Company seeks that a limited exclusion order be entered against each named Respondent and its subsidiaries and affiliates in order to remedy the Respondents’ violation of Section 337 and to prevent such future violations by Respondents. The Company has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

Spansion LLC v. Macronix International Co., Ltd. et. al., U.S. District Court, Northern District of California.

On August 1, 2013, Spansion LLC filed a complaint in the U.S. District Court, Northern District of California (San Jose Division), case no. 3:13-cv-03566-JST, against Macronix International Co., Ltd., Macronix America, Inc., Acer Inc., Acer America Corporation, ASUSTek Computer Inc., Asus Computer International (America), Belkin International, Inc., D-Link Systems, Inc., NETGEAR Inc., Nintendo Co., Ltd., and Nintendo of America, Inc. for patent infringement. Spansion has asked for monetary damages as well as permanent injunctive relief to prevent further infringing activity.

On August 29, 2013, the Company amended its original complaint to delete certain defendants, resulting in the eleven party defendants identified above (“Defendants”), and to make certain additional allegations.

On October 8, 2013, pursuant to 28 U.S.C. § 1659, each of the Defendants asserted its statutory right to a mandatory stay of all proceedings in the Northern District of California action until the determination of the ITC becomes final (see In the Matter of Certain Flash Memory Chips and Products Containing the Same,, Investigation No. 337-TA-893, U.S. International Trade Commission, above). Because the requested stay is mandated by statute, the Company does not oppose the motion.

Macronix International Co., LTD. v. Spansion Inc. et. al., U.S. District Court, Eastern District of Virginia.

On October 2, 2013, Macronix International Co., Ltd. filed a complaint in the U.S. District Court, Eastern District of Virginia, case no. 3:13-cv-679-REP, against Spansion Inc. and Spansion LLC for patent infringement. The Company has not filed an answer or otherwise responded to the complaint. The complaint seeks unspecified monetary damages as well as injunctive relief.

Besides the above, the Company is a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2012 filed with the SEC on February 25, 2013 and the additional factors in our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2013, which could materially adversely affect our business, financial condition and/or results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
10.1*	AM Product Foundry Agreement between Spansion LLC and Fujitsu Semiconductor Limited, dated as of August 1, 2013.

10.2*	AM Product Sort Services Agreement between Spansion LLC and Fujitsu Semiconductor Limited, dated as of August 1, 2013.

10.3*	AM Product Assembly and Test Services Agreement between Spansion LLC and Fujitsu Semiconductor Limited, dated as of August 1, 2013.

10.4*	AM Product Distribution Agreement between Spansion LLC and Fujitsu Semiconductor Limited, dated as of August 1, 2013.

10.5*	Transition Services Agreement between Spansion LLC and Fujitsu Semiconductor Limited, dated as of August 1, 2013.

10.6*	Intellectual Property Assignment between Spansion LLC and Fujitsu Semiconductor Limited, dated as of August 1, 2013.

10.7*	Intellectual Property License Agreement between Spansion LLC and Fujitsu Semiconductor Limited, dated as of August 1, 2013.

10.8

Indenture, dated August 26, 2013, between Spansion LLC, the Guarantors and Wells Fargo Bank, National Association, as trustee, including the form of 2.00% Senior Exchangeable Notes due 2020, filed as Exhibit 4.1 to Spansion's Current Report on Form 8-K dated August 26, 2013, is hereby incorporated by reference.

10.9

Letter Agreement, dated August 20, 2013, between Barclays Bank PLC, Spansion LLC and Spansion Inc., regarding the Capped Call Transaction, filed as Exhibit 10.1 to Spansion's Current Report on Form 8-K dated August 26, 2013, is hereby incorporated by reference.

10.10

Letter Agreement, dated August 20, 2013, between Citibank, N.A., Spansion LLC and Spansion Inc., regarding the Capped Call Transaction, filed as Exhibit 10.2 to Spansion's Current Report on Form 8-K dated August 26, 2013, is hereby incorporated by reference.

10.11

Letter Agreement, dated August 20, 2013, between Jefferies LLC, Spansion LLC and Spansion Inc., regarding the Capped Call Transaction, filed as Exhibit 10.3 to Spansion's Current Report on Form 8-K dated August 26, 2013, is hereby incorporated by reference.

10.12

Letter Agreement, dated August 20, 2013, between Wells Fargo Securities, LLC, Spansion LLC and Spansion Inc., regarding the Capped Call Transaction, filed as Exhibit 10.4 to Spansion's Current Report on Form 8-K dated August 26, 2013, is hereby incorporated by reference.

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________________

*	Confidential treatment has been requested with respect to portions of this exhibit.

**	Filed herewith.

***

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

SPANSION INC.

Date: November 1, 2013	By:	/s/Randy W. Furr
Randy W. Furr
Corporate Executive Vice President and Chief Financial Officer