Form 10-K
period 2013-12-29
Spansion Inc.
filed 2014-02-25
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 29, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common Stock (Common Stock) held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange on June 30, 2013 was approximately $733.1million. Shares held by each executive officer, director and by certain persons that own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 20, 2014, the registrant had 60,074,340 shares of Class A Common Stock outstanding at $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (2014 Proxy Statement) are incorporated by reference into Part III hereof.

Spansion Inc.

FORM 10-K

For The Fiscal Year Ended December 29, 2013

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties associated with substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives. Other risks and uncertainties relating to our business include our ability to: implement our business strategy focused on the embedded flash memory, microcontrollers, mixed-signal and analog markets; maintain or increase our average selling price and lower our average costs; accurately forecast customer demand for our products; attract new customers; obtain additional financing in the future; maintain our distribution relationships and channels in the future; successfully enter new markets and manage our international expansion; successfully compete with existing and new competitors, or with new memory or other technologies; successfully develop new applications and markets for our products; maintain manufacturing efficiency; obtain adequate supplies of satisfactory materials essential to manufacture our products; successfully develop and transition to the latest technologies; negotiate patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; protect our intellectual property and defend against infringement or other intellectual property claims; maintain our business operations and demand for our products in the event of natural or man-made catastrophic events; and effectively manage, operate and compete in the current highly competitive business environment. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect any events or circumstances that arise after the date of this report, or to conform such statements to actual results or changes in our expectations.

ITEM 1.         BUSINESS

Overview

We are a leading designer, manufacturer and developer of embedded systems semiconductors, which include flash memory, microcontroller, mixed-signal and analog products and embedded system-on-chip solutions. Our leading-edge intellectual property and products are driving the development of high quality, reliable and economical devices that are high performing, intelligent, efficient and secure.

The embedded markets we focus on are transportation, industrial, consumer, communications and gaming. These markets require reliable flash memory solutions, microcontrollers, mixed-signal and analog and other programmable semiconductors that run applications in a broad range of electronic systems. The embedded markets are generally characterized by longer design and product life cycles, relatively stable pricing, more predictable supply-demand outlook and lower capital investments. Within this embedded industry, we serve a well-diversified customer base through a predominantly differentiated, non-commodity, service oriented model that strives to meet our customers’ needs. Our embedded solutions are incorporated in products manufactured by leading original equipment manufacturers (OEMs). We spend many years refining our product and service strategy to address market requirements and deliver high-quality products that go into a broad range of electronic applications such as automobiles, airplanes, set top boxes, games, telecommunications equipment, smart meters, factory automation and medical devices.

Our products are designed to accommodate various voltage, interface and density requirements for a wide range of applications and customer platforms. The majority of our NOR flash memory product designs are based on our proprietary two-bit-per-cell MirrorBit® technology, which has a simpler cell architecture, higher yields and lower costs than competing floating gate NOR flash memory technology. While we are most known for our NOR products, we are expanding our portfolio in the areas of NAND flash memory, microcontroller, mixed-signal and analog products, as well as programmable system solutions or embedded system-on-chip solutions to broaden our customer engagement and bring differentiated products to embedded markets. In support of this strategy, we completed the acquisition of the microcontroller and analog business (the MCA business) of Fujitsu Semiconductor Limited (FSL) on August 1, 2013, for purchase consideration of $150.0 million, net of cash acquired (the Fujitsu Acquisition).

In addition to our products, we generate revenue by licensing our intellectual property to third parties and we assist our customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

For fiscal 2013, we had net sales of $971.7 million and net loss of $78.3 million.

For fiscal 2012, we had net sales of $915.9 million and net income of $24.9 million.

For fiscal 2011, we had net sales of $1,069.9 million and net loss of $55.9 million.

  We are headquartered in Silicon Valley in California, with research and development, manufacturing, assembly and sales operations in the United States, Asia, Europe and the Middle East. We own and operate a wafer fabrication facility in Austin, Texas and a final manufacturing facility in Bangkok, Thailand. Final manufacturing consists of assembly, test, mark and pack operations. We also own a manufacturing facility in Penang, Malaysia, which does small volumes of sort and pack operations. For geographical information with respect to our sales and assets refer to Note 18 of Consolidated Financial Statements.

We were incorporated in Delaware in 2005. Our mailing address and executive offices are located at 915 DeGuigne Drive, Sunnyvale, California 94085, and our telephone number is (408) 962-2500. References in this report to “Spansion,” “we,” “us,” “our,” or the “Company” shall mean Spansion Inc. and our consolidated subsidiaries, unless the context indicates otherwise. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE. Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investor Relations section of our website, http://www.spansion.com, under “Financial Information” a link to our filings with the SEC. We post our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other Senior Finance Executives, our Code of Business Conduct, which applies to all directors and all our employees, and the charters of our Audit, Compensation and Nominating and Corporate Governance committees under “Corporate Governance” on the Investor Relations section of our website. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report.

Industry Overview

The proliferation of electronic systems, such as broadband access devices, automotive infotainment, instrument cluster and safety control, digital TVs, set-top boxes, printers, digital cameras, gaming machines, wireless and wired infrastructure, white goods, industrial automation and control modules are driving the increasing use of embedded systems solutions to deliver an enhanced end-user experience. Electronic systems need to store both operating instructions in the form of software code as well as content or data that needs to be processed. As electronic systems across various applications add increasingly complex features to process rich multimedia content with higher performance, they require more processing, code and data storage without compromising reliability and system cost.

Overview of embedded systems solutions

Embedded systems solutions address a variety of applications, including automotive, consumer electronics, networking and telecommunications equipment, smart phones, tablets, PCs, gaming consoles and industrial equipment with a broad range of products. We have two major product groups for embedded applications: flash memory and microcontroller and analog products.

The flash memory market consists of two major architectures: NOR and NAND flash memory. NOR flash memory is predominantly used for reliable code execution and performance-oriented storage in consumer electronics, automobiles, communications, gaming and industrial applications. NAND flash memory is predominantly used for data storage in applications, such as solid-state drives, removable storage devices and embedded managed NAND devices. Overall, customers seeking fast read performance and superior reliability traditionally have chosen NOR flash memory, while those seeking high density and fast write speeds have chosen NAND flash memory. We offer a broad family of parallel and serial NOR flash memory and a select range of lower density NAND flash memory products targeting non-commodity embedded applications.

Microcontrollers are a small computer on a single integrated circuit containing a processor core, memory, and programmable input/output peripheral capability. Microcontrollers are designed for embedded applications where they are frequently the principle, and sometimes sole integrated circuit. Microcontrollers are also frequently designed with flexibility for applicability across multiple applications and uses. We have a family of 8-, 16-, 32-bit proprietary and 32-bit ARM based microcontrollers that are used in automotive such as body electronics, chassis and safety, power train and hybrid, home appliances, digital audio / video equipment, industrial and office equipment. The ARM based solutions offer some of the most innovative feature sets for advanced automotive dashboard and instrument clusters and the automation and control industrial segments.

Analog semiconductors measure, condition and regulate “real world” functions such as temperature, speed, sound and electrical current. We offer environmentally-friendly power management technology through our lineup of power management integrated circuits (PMIC), including DC/DC converters, voltage regulators and supervisors, and power monitoring and reset integrated circuits (ICs). In addition, we offer a family of LED lighting driver ICs and energy harvesting solutions.

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

Embedded Charge Trap Technology (eCT). Our 40nm embedded charge trap technology is the foundation process technology for our next generation microcontrollers and system-on-chip solutions.

Sales and Marketing

We market and sell substantially all of our products worldwide under the Spansion trademark. We sell to our customers directly or through distributors.

We market our products through a variety of direct and indirect channels. We have direct relationships with many of our top customers worldwide. We supplement this effort with programs to support the design-in of our products on reference designs from third parties, which are typically used by embedded customers when choosing solutions. In addition, we focus a portion of our marketing efforts on providers of complementary semiconductor products such as chipsets to ensure that our products interoperate effectively with the most widely used components in various embedded applications.

Our marketing activities target customers, reference design houses and our potential partners; and include a combination of direct marketing activities such as trade shows, events and marketing collateral, and indirect activities such as public relations and other marketing communications activities.

Customers

We serve our customers worldwide directly or through our distributors, who buy products from us and resell them to OEMs and original design manufacturer, or ODMs, either directly or through their own distributors. Customers for our products consist of OEMs, ODMs, distributors and contract manufacturers. Our global direct sales force is predominantly organized by customer end markets in order to bring dedicated expertise, knowledge and response to our customers. No end customer accounted for more than 10% of our net sales for the fiscal years 2013, 2012 and 2011.

Third-Party Distributors

Our third-party distributors typically resell to OEMs, ODMs and contract manufacturers. Sales through our direct distributors are made pursuant to agreements that provide them price protection and limited rights of return for discontinued products or for other products within one year of their date of manufacture. Distributors get price protection by way of credits for the difference between the original price paid and the current price that we offer. Price protection is based on market conditions, competitive considerations and other factors. In addition, our agreements with distributors may also contain standard stock rotation provisions permitting limited levels of product returns. Since we are unable to reliably estimate the resale price to our end customer and returns under the stock rotation rights to our distributors, we defer the recognition of revenue and related product costs on these sales as deferred income until distributors submit Point of Sales reports to us. We also sell some of our products to certain distributors under sales arrangements that do not allow for rights of return or price protection on unsold products. We recognize revenue on these sales when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured.

We generally warrant that products sold to our customers and our distributors will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to specific exceptions, we offer a one year limited warranty.

We have long-standing relationships with our distributors. We believe that distributors provide an effective means of reaching our broad and diverse target customer base.  Customers recognize us for our products and brand name and use distributors as an effective supply channel. Approximately 71%, 68% and 69% of our sales were through distributors for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. One distributor, FSL, and its subsidiaries accounted for approximately 39%, 33% and 29% of our total net sales for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The increase of sales through FSL to 39% of our total net sales in fiscal 2013 related to MCA business for which FSL is the sole distributor in Japan.

Research and Development

Our investment and strategy in research and development are geared towards providing competitive, embedded solutions to our customers through three product families: flash memory, microcontrollers, and analog. Our research and development (R&D) efforts span across process technology, product design, systems engineering, and software, with teams in various locations around the world, including the Sunnyvale, California headquarters, as well as Israel, Japan, Germany, Malaysia, and China.

Several strategic R&D activities are ongoing. With Wuhan XinXin Semiconductor Manufacturing Corporation (XMC) in China, we completed the qualification of 45nm MirrorBit® Technology in February 2013 and started shipping our 8Gb product, the industry’s highest-density monolithic NOR. We are now focused on 32nm MirrorBit development as we believe that the two-bits-per-cell MirrorBit technology continues to be the benchmark in the high-density NOR industry for performance, reliability, and scalability based on evidence from many generations of scaling. We are also partnering with XMC for floating-gate NOR technologies for our line of serial NOR products.

In February 2013, we entered into an agreement with United Microelectronics Corporation (UMC) to integrate our eCTTM Technology with UMC’s low-power logic at the 40nm node. We expect that eCT, which is a derivative of our proven, charge trap technology, will provide highly competitive cell size, along with the performance and reliability needed in microcontroller products for automotive, industrial, and consumer applications. With the acquisition of the MCA business, 40nm eCT is expected to extend the competitiveness of our microcontroller products beyond the 55nm embedded Flash technology, which is being developed with FSL.

Our alliance with SK Hynix Inc. (SK Hynix) continues to enable our offering of high quality and reliability SLC NAND products for embedded applications.  In 2013, we introduced 32nm SLC NAND products, adding to the existing portfolio of 48nm and 41nm product families.

We have entered into many agreements for our microcontroller and analog business with FSL. We are in production with a 90nm integrated logic and flash memory process while developing 55nm technology for the next generation of microcontroller products.

Innovations driven by R&D are a key enabler in delivering the long-term value to our customers. Through judicious planning and by leveraging strategic arrangements, we expect to continue to maximize the return on our R&D investment.

Our research and development expenses for fiscal 2013, fiscal 2012 and fiscal 2011were $126.8, $107.9 and $106.6 million, respectively. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing

We own and operate one wafer fabrication facility, Fab 25, which is located in Austin, Texas and has approximately 114,000 square feet of clean room space. This facility produces 200-millimeter wafers using 130-nanometer, 110-nanometer, 90-nanometer and 65-nanometer process technologies. We own and operate a final manufacturing facility in Bangkok, Thailand. Final manufacturing consists of assembly, test, mark and pack operations. We also own a manufacturing facility in Penang, Malaysia, which does small volumes of sort and pack operations. In addition to our own internal capacity, we outsource wafer manufacturing and assembly and test services to third parties to supplement our internal resources.

We direct significant efforts toward the invention and development of manufacturing process technologies to achieve the objectives of reducing our manufacturing costs, improving our device performance and adding product features and capabilities. We achieve these objectives primarily through a combination of optimizing the number of process steps required to produce a product and by reducing the scale or size of key structures in our integrated circuits such as the memory cells used to store charge and the surrounding circuits that manage and interface to these cells. We develop each process technology using particular design rules and refer to this as the process or technology node designated in nanometers. By shrinking the features, we enable more transistors in the same area, which allows us to incorporate more bits per wafer at each successive process node, decreasing the cost per bit and either increasing the number of die per wafer for a given density or increasing the memory density per die.

We outsource a portion of our manufacturing function to external wafer foundry companies in order to augment our internal wafer fabrication capacity. We have agreements with XMC, FSL, SK Hynix and Dongbu HiTek Co., Ltd. The arrangement with XMC provides production support for advanced NOR technology products at 65, 45 and 32 nanometers. This agreement and the related production support were transferred to XMC from Semiconductor Manufacturing International Corporation (SMIC) in 2013. Agreements with FSL include agreements for the supply of product wafer foundry services, sort services and assembly and test services relating to the microcontroller and analog businesses. We also had an arrangement with FSL for the supply of legacy products on legacy production process nodes for our flash memory business, which ended in fiscal 2013. The arrangement with SK Hynix provides for the development and supply of SLC NAND products at the 4x, 3x and 2x nodes. The arrangement with Dongbu HiTek provides for the supply of floating-gate NOR products at the 90-nanometer node. Cooperation with foundries for advanced process node development allows for a cost effective solution for process technology development as an alternative to an in-house research and development facility.

Our supply agreements with FSL relating to the microcontroller and analog businesses were entered into at the time of our acquisition of these businesses from FSL. These agreements are at competitive market rates and enable us to leverage FSL’s existing manufacturing capabilities spanning across various technologies, processes, geometries and wafer sizes in their wafer fabrication facilities and package solutions in their back-end manufacturing facilities, until such time that we can either move these internally to our fabrication and back-end facilities or find more competitive solutions. The fabrication facilities are all located in Japan, while the back-end facilities are in Japan and other Asian countries. The supply agreements do not call for any minimum purchase commitments.

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

In 2003, each of AMD and FSL agreed to indemnify us against losses arising out of the presence or release, prior to June 30, 2003, of hazardous substances at or from these and other sites they each contributed to us in connection with the formation of our joint venture predecessor, FASL LLC. Conversely, Spansion LLC, our operating subsidiary agreed to indemnify each of AMD and FSL from and against liabilities arising out of events or circumstances occurring after June 30, 2003, in connection with the operation of our business. AMD and FSL, on the one hand, and we, on the other, agreed to indemnify the other against liability arising from permit violations attributable to our respective activities. To the extent AMD and FSL cannot meet their obligations under any of their indemnity agreements, or material environmental conditions arise, we may be required to incur costs to address these matters, which could have a material adverse effect on us.

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

Conflict Minerals

In August 2012, the SEC issued final rules requiring disclosure of the use of conflict minerals (tantalum, tin, tungsten and gold) originating in the Democratic Republic of Congo and adjoining countries. We have determined that conflict minerals are necessary to the functionality or production of our products and are in the process of verifying the country of origin for these conflict minerals with our suppliers.  Our first disclosure report for the 2013 calendar year is due as of May 31, 2014.

Competition

Our competitors include but are not limited to:

·	Analog Devices, Inc.
·	Freescale Semiconductor, Inc.
·	Infineon Technologies Corporation
·	Intel Corporation
·	Macronix International Co., Ltd.
·	Maxim Integrated Products, Inc.
·	Micron Technology, Inc.
·	Microchip Technology Inc.
·	Renesas Electronics Corp.
·	SK Hynix Inc. (“SK Hynix”)
·	ST Microelectronics N.V.
·	Toshiba Semiconductor Company Inc.
·	Winbond Electronics Corporation

We believe providers of embedded systems solutions must possess the following attributes to remain competitive:

•	strong relationships with OEMs, ODMs and contract manufacturers that are acknowledged leaders within their respective industries;

•	discipline to continually reduce costs ahead of historically declining semiconductor market prices;

•	strong market focus to identify emerging flash memory-based embedded systems applications;

•	advanced research and development;

•	flexibility in manufacturing capacity and utilization so as to take advantage of industry conditions through market cycles;

•	access to the financial resources needed to maintain a highly competitive technological position;

•	focus on sustainable and profitable portions of the markets;

•	the ability to establish and sustain strategic relationships and alliances with key industry participants;

•	the ability to manufacture products with a high degree of quality, performance, market acceptance and a low cost structure;

•	rapid time to market for new products, measured by the time elapsed from first conception of a new product to its commercialization, and

•	a strong network of enabling and ecosystem partners

Employees

We had 3,685 employees as of December 29, 2013.

Backlog

We generally manufacture and market standard lines of our products. Sales are made primarily pursuant to purchase orders for delivery or agreements covering purchases over a period of time. These orders or agreements may be revised or canceled without penalty. In this respect, the amount of backlog as of any particular date is not the sole indicator of future results.

Patents, licenses and trademarks

Our success depends in part on our proprietary technology. We rely on a combination of protections provided by contracts, including confidentiality and non-disclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property against infringement or misappropriation by others and to ensure that we have the ability to generate royalty and other licensing revenues. We intend to continue to license our intellectual property to third parties. In fiscal 2013 we sold some patents that were non-essential to our core businesses and we may continue to sell or enter into other business arrangements with third parties relative to individual patents or portfolios of patents on a selective basis. We also acquired or were assigned a significant amount of IP, including approximately 1,311 patents and patent applications, in connection with our acquisition of the MCA business from FSL.

As of December 29, 2013, we had 2,560 U.S. patents and 1,530 foreign patents as well as 383 patent applications pending in the United States and 563 patent applications pending outside the United States. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. There can be no assurance that the claims allowed on any patents we hold will be sufficiently broad to protect our technology, or that any patents will be issued from any application pending or filed by us.

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

The semiconductor market is highly competitive and subject to rapid, highly volatile changes in demand, pricing and product mix that are difficult to predict. Our failure to adequately forecast our customers’ needs could materially adversely affect our business.

The semiconductor market is mature and subject to business cycles that can include extended periods of oversupply and constant downward price pressure, which is due, in substantial part, to the relatively large number of competing firms and technologies. Our competitors include Analog Devices, Inc., Freescale Semiconductor, Inc., Infineon Technologies Corporation, Macronix International Co., Ltd, Maxim Integrated Products, Inc., Micron Technology, Inc., Renesas Electronics Corp., SK Hynix Inc. (“SK Hynix”), ST Microelectronics N.V., Toshiba Semiconductor Company Inc. and Winbond Electronics Corporation.

During economic downturns, periods of extremely intense competition, or the presence of oversupply in the industry, the selling prices for our products have declined at a rapid rate over relatively short time periods as compared to historical rates of decline. When such pricing declines occur, we may not be able to mitigate their effects by selling more or higher margin units, or by reducing our manufacturing costs in a corresponding fashion. In such circumstances, our operating results could be materially adversely affected and we may determine that goodwill or other intangible assets have become impaired.

To forecast demand and value inventory, we consider, among other factors, inventory on hand, historical customer demand data, backlog data, the competitiveness of product offerings, target market growth, market conditions and product life cycles. If we are unable to accurately assess these factors and anticipate future demand or market conditions, we may have excess or obsolete inventory resulting in inventory write-down which would be reflected in cost of sales in the period the write-down is made. In addition, during periods of industry overcapacity, customers generally do not order products as far in advance of the scheduled shipment date as they do during periods when our industry is operating closer to capacity, which can exacerbate the difficulty in forecasting capacity requirements and may result in increased inventory levels. Similarly, when customers change orders booked with us, our planned manufacturing capacity may be greater or less than actual demand, resulting in less than optimal capacity usage. When this occurs, we adjust our production levels, but downward adjustments may not prevent our production of excess inventory. An inability to address challenges like the ones described above would have a negative impact on our gross margin in that period. Moreover, inaccurate forecasting could also result in shortages in inventory that would cause us to fail to meet customer demand. If we are unable to produce the types and quantities of products within the timeframes and on delivery schedules required by our customers, we may lose customers or, in certain circumstances, be liable for losses incurred by our customers, which would materially adversely affect our business and financial results.

Investment in new business strategies and acquisitions, such as our acquisition of the Fujitsu MCA business, involves numerous risks and may not result in the strategic and financial benefits we expected, and may present risks not originally contemplated.

On August 1, 2013, we completed the acquisition of the MCA business. This transaction involved challenges and risks that could adversely affect our business and operating results, including:

•	the transaction may not provide the advantages that we anticipated;
•	we have little experience in producing, marketing and selling MCA products and may not be able to do so successfully;
•

we will be required to dedicate a significant amount of time and attention of our senior management and other employees to the integration of the MCA business operations, and this may adversely affect their capacity to manage the combined business or pursue other opportunities;

•	we may not realize a satisfactory return;
•	we may be unable to retain key personnel;
•	we may experience difficulty in integrating new employees, business systems, and technology;
•

the acquired MCA business may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, including controls in accordance with Section 404 of the Sarbanes-Oxley regulations, and our due diligence process may not have identified compliance issues or other liabilities;

•	we may be unable to retain the customers and partners of acquired businesses; and/or
•	there may be unanticipated intellectual property disputes or other litigation.

We may also be subject to additional liabilities imposed by law as a result of our participation in a multi-employer defined benefit pension plan. The Plan imposes certain liabilities upon an employer who is a contributor to a multi-employer pension plan under specific circumstances such as the employer withdraws from the plan, or the plan is terminated, or experiences a mass withdrawal. These liabilities include an allocable share of the underfunded vested benefits in the plan for all plan participants, not merely the benefits payable to a contributing employer’s own retirees. As a result, participating employers may bear a higher proportion of liability for underfunded vested benefits if other participating employers cease to contribute or withdraw, with the reallocation of liability being more acute in cases when a withdrawn employer is insolvent or otherwise fails to pay its withdrawal liability. Also, contribution rates could increase if the performance of plan assets does not meet expectations.

The MCA business is currently concentrated primarily in Japan in automotive and consumer applications, which exposes us to certain risks, including Japanese currency exchange rate fluctuations, contraction in automotive and consumer end- market demand due to adverse regional or worldwide economic conditions, as well as a decline in the automotive industry in Japan. If we are unable to achieve greater diversification in our MCA business, we could be materially adversely affected.

In addition, we may in the future invest in other new business strategies or acquisitions that may involve significant risks and uncertainties, including the distraction of our management team from current operations, greater than expected liabilities and expenses, inadequate return on capital, and unidentified issues not discovered during our due diligence. Our results of operations may be adversely impacted by costs associated with our acquisitions, including one-time charges associated with restructurings. Further, our acquisitions could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as achievement of operating synergies, may not be realized.

Our operating results are dependent on the performance of distributors, including FSL, who is our primary distributor for Japan.

A significant portion of our sales are through independent distributors that are not under our control. For example, sales through distributors accounted for 71%, 68% and 69% of our net sales for fiscal 2013, 2012 and 2011, respectively. Generally, our agreements with third party distributors may be terminated for convenience by either party upon relatively short notice and are non-exclusive, permitting our distributors to offer our competitors’ products. We generally do not require letters of credit from our distributors and are not protected against accounts receivable default or bankruptcy of these distributors. While historically the inability to collect open accounts receivable has not been an issue for us, we cannot be assured that we will not encounter such collection problems in the future. Termination of a significant distributor, whether at our initiative or the distributor’s initiative, could disrupt our business, and if we are unable to find suitable replacements, our operating results could be adversely affected.

In Japan, which is an important geographic market for us, we currently rely primarily on FSL through one of its subsidiaries to distribute our products to customers. For example, sales of our products through FSL represented 39% of our total net sales for fiscal 2013, and we expect this percentage to increase in 2014 due to our acquisition of the MCA business.

Our agreement with FSL for flash memory sales is no longer exclusive and FSL may sell our competitors’ flash memory products. However, our agreement with FSL for the distribution of MCA products within Japan, and for certain accounts outside Japan, is exclusive for a period of five years, during which time FSL is not permitted to offer competing products. Either party may terminate the flash memory distribution agreement for convenience upon 60 days written notice to the other party. Either party may terminate the MCA distribution agreement for breach upon 120 days written notice to the other party. If FSL unexpectedly terminates either of the distribution agreements with us, or otherwise ceases its support of our customers in Japan, we would be required to develop and rely on a relationship with another distributor or establish our own local sales organization and support functions. We cannot be certain that we would be successful in selling our products to customers currently served by FSL or new customers. If our sales in Japan were to decline, our operating results could be materially adversely affected.

 We generally provide price protection to our distributors on the inventory they carry. Significant declines in the value of that inventory may require us to undertake inventory write-downs.

Distributors typically maintain an inventory of our products. For certain distributors, we have signed agreements that protect the value of their inventory of our products against price reductions, and/or provide for rights of return under specific conditions. Certain agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. We do not recognize revenue on our sales to these distributors until the applicable products are re-sold by the distributors and reported to us. However, in the event of an unexpected significant decline in the price of our products or significant return of unsold inventory, we may experience inventory write-downs, charges to reimburse costs incurred by distributors, or other charges or adjustments, any of which could result in a material adverse impact to our revenues and operating results.

 We are not protected by long-term supply contracts with our customers.

We do not typically enter into long-term supply contracts with our customers, and we cannot be certain as to future customer order levels. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. In the event of an early termination by one of our major customers, it is unlikely that we will be able to rapidly replace that revenue source which would harm our financial results.

A number of factors, including our fab utilization, inventory strategy, can impact our gross margins.

Numerous factors, including fab utilization, yield, wafer pricing, product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies cause our gross margins to fluctuate. In addition, forecasting our gross margins is difficult because a significant portion of our business is based on the fulfillment of orders within the same quarter the orders are placed. In the event demand does not materialize, we may be subject to incremental obsolescence costs. Future product cost reductions could also have an adverse impact on our inventory valuation, which would then impact our operating results.

 Our global customer base and support structure expose us to regional risks that could materially adversely affect our business globally.

Sales to customers outside the United States were approximately 87% of our total net sales for fiscal 2013. Additionally, we operate in more than ten countries, and a substantial portion of our manufacturing operations and those of our third party manufacturers are located outside the United States, primarily in Japan, China, Taiwan, Korea, Thailand and Malaysia. As a result, our business is subject to a variety of risks that are specific to the regions and countries in which we operate, including:

•	currency exchange rate fluctuations and restrictions on the transfer of funds;

•	natural disasters, such as tsunamis, earthquakes, fires and floods;

•	political and economic instability;

•	difficulties in protecting our intellectual property;

•	problems with the transportation or delivery of our products;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	compliance with trade, technical standards and other laws in a variety of jurisdictions;

•	difficulties in staffing and managing international operations; and

•	adverse global economic conditions.

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

We may not satisfy the covenants, financial ratio tests and incurrence limitations in our debt instruments, which if not met, could have a material adverse effect on us.

Our bank agreements require us to comply with covenants, financial ratio tests and incurrence limitations. We cannot assure you that we will be able to satisfy or comply with these covenants, financial ratio tests and incurrence limitations, because our ability to do so may be affected by events beyond our control. If we fail to satisfy or comply with the covenants, financial ratio tests and incurrence limitations, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers or amendments if required to avoid a default. A breach of any of the provisions, covenants, financial ratio tests or incurrence limitations under our debt instruments could prevent us from being able to draw down under our bank loans or result in an event of default under the applicable agreement, which in turn could trigger cross defaults under other debt instruments, any of which would materially adversely affect us.

Our reliance on third party manufacturers for scale and cost benefits entails risks that could materially adversely affect us.

We currently have, and plan in the future to enter into, foundry, subcontractor and other arrangements with third parties to meet demand for our products. Third party manufacturers we currently use or expect to use in the future for foundry and other manufacturing services include SK Hynix, Semiconductor Manufacturing International Corporation (SMIC), Wuhan Xinxin Semiconductor Manufacturing Corporation (XMC), Fujitsu Semiconductor Limited (FSL), and United Microelectronics Corporation (UMC). We also use independent contractors to perform some of the assembly, testing and packaging of our products, including ChipMOS Technologies Inc. and J-Devices Corporation. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs. Just as we are generally under no obligation to provide any specified minimum purchase quantities, third party manufacturers are generally under no obligation to provide us with any specified minimum quantity of product. We also depend on these manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. In addition, we rely on these manufacturers to invest capital into their facilities and process technologies to meet our needs for new products using advanced process technologies. We also cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and that we will be able to attain qualification from our customers, which may be required prior to production of products at a third party facility. In addition, any significant change in the payment terms we have with these manufacturers could adversely affect us.

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

The semiconductor industry is characterized by rapid technological changes. For example, new manufacturing process technologies using smaller feature sizes and offering better performance characteristics are generally introduced every one to two years. The introduction of new manufacturing process technologies allows us to increase the functionality of our products while at the same time optimizing performance parameters and, for flash memory, increasing storage capacity. In addition, the reduction of feature sizes enables us to produce smaller chips offering the same functionality and thereby considerably reducing the cost. In order to remain competitive, it is essential that we secure the capabilities to develop and qualify new manufacturing process technologies. For example, our leading NOR flash memory products must be manufactured at 45-nanometer and more advanced process technologies. If we are delayed in transitioning to these technologies and other future technologies, we could be materially adversely affected. If we are delayed in transitioning to these technologies and other future technologies, we could be materially adversely affected. In addition, some competitors for our microcontroller and analog products have developed and have access to more advanced processes than we do. For example, while some of our competitors manufacture on 300mm wafer technology, some of our internal production is manufactured on 200mm wafers, and may be on less advanced process nodes. If we are delayed in transitioning to newer technologies, or unable to take advantage of larger wafer production in a timely manner, we could be materially adversely affected.

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

Our manufacturing efficiency is an important factor in achieving profitability, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. A failure to do so could adversely impact our relationships with customers, cause harm to our reputation in the marketplace, cause customers to move future business to our competitors or cause us to make financial concessions to our customers, in which case our business could be materially adversely affected.

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

Our ability to generate sufficient operating cash flows depends in part on maintaining our low cost strategy.

Our ability to generate operating cash flows depends in large part on the maintenance of a low cost strategy. As part of our strategy, we intend to continue our cost reduction efforts which have included restructuring and technology development agreements. Cost reduction activities may require initial cash outlays before the anticipated benefits are realized. We cannot assure you that we will be able to achieve anticipated expense reductions. If our low cost strategy is unsuccessful, our operating results and business may be materially adversely affected. Furthermore, in certain instances our cost reductions may make it more difficult for us to succeed in the extremely competitive semiconductor market.

If essential equipment or adequate supplies of satisfactory materials are not available to manufacture our products, we could be materially adversely affected.

Our manufacturing operations depend upon obtaining deliveries of equipment and adequate supplies of materials on a timely basis. We purchase equipment and materials from a number of suppliers. From time to time, suppliers may extend lead times, limit supply to us or increase prices due to capacity constraints or other factors. Because the equipment we use is complex and highly customized, it may be difficult for us to substitute one supplier for another or one piece of equipment for another. Some raw materials used in the manufacture of our products are available from a limited number of suppliers or only from a particular region. In addition, we purchase raw materials such as gold for which prices on the world markets have fluctuated significantly during recent periods. Our manufacturing operations also depend upon the quality and usability of the material inputs, including raw materials and wafers received from our suppliers. If the materials we receive from our suppliers do not meet our manufacturing requirements or product specifications, are not obtained in a timely manner or if there are significant increases in costs of materials, we may be materially adversely affected.

In addition, some of our suppliers may also be our competitors. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure these materials we may have to reduce our manufacturing operations or our manufacturing yields may be adversely affected. Such a reduction and yield issues could have a material adverse effect on us.

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

In order to grow and diversify our microcontroller business, we may need to manufacture products on significantly more advanced process technologies than are used in our microcontroller products today in order to achieve higher performance, enhanced capabilities such as greater code and data storage integrated on the die and lower costs. For example, some of our competitors have 40-nanometer class process technologies in production today and are developing more advanced process technologies at smaller process nodes. We are developing 40-nanometer class technology in a joint development with UMC, including the ability to integrate our embedded Charge Trap (eCT) flash memory technology. Delays in developing this technology or in the availability of products based on this technology could materially adversely affect us. In our MCA business we will compete with well-established, significantly larger competitors with the ability to deploy significantly greater resources than our own, to address automotive and other broader market applications. We cannot assure you that we will have sufficient resources independently or through joint development agreements to maintain the level of investment in research and development that is required for us to remain competitive and to grow and diversify our microcontroller or MCA businesses, which could materially adversely affect us.

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

Our flash memory competitors are working on a number of potentially competitive technologies .compared to the industry standard floating gate and MirrorBit flash memory technologies utilized today. If products based on these new technologies are successfully developed and commercialized as a viable alternative to floating gate or MirrorBit flash memory, these products could pose a competitive threat to existing flash memory companies, including us.  We may be materially adversely affected by loss of our existing market share due to such competition.

In our MCA business, we compete with well-established, significantly larger competitors with the ability to deploy significantly greater resources than our own to address automotive and other broader market applications. If we are unable to develop new and innovative products to compete, or unable to develop such new products in a sufficient number of variations and with desirable features and capabilities to meet our customers’ needs, we may be materially adversely affected.

Our cash requirements may require us to seek additional financing, which may not be available to us.

Our debt facilities may not be sufficient for our future working capital, investments and cash requirements, in which case we would need to seek additional financing or scale back our operations. We may not be able to access additional financing resources due to a variety of reasons, including the restrictive covenants in our lending agreements and the lack of available capital due to tight global credit markets. If our financing requirements are not met and we are unable to access additional financing, our business, operations, financial condition and cash flows will be materially adversely affected.

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

We are subject, and may become subject in the future, to claims in the future and may be required to enter into other litigation and, defend against such actions in courts and before the U.S. International Trade Commission, as well as internationally in Europe and Asia. For more information, see “Part I, Item 3. Legal Proceedings,” in this Annual Report on Form 10-K. The plaintiffs in these actions frequently seek injunctions and substantial damages. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to operations, and distracting to management. In recognition of these considerations, we may decide to enter into arrangements to settle litigation. If we are found to infringe on one or more patents or other intellectual property rights, regardless of whether we can develop non-infringing technology, we may be required to pay substantial damages or royalties to a third party or we may be subject to a temporary or permanent injunction prohibiting us from marketing or selling certain products. In certain cases, we may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. Any such licenses may also significantly increase our operating expenses. The outcome of any litigation is inherently uncertain and if the outcome is unfavorable to us, we may incur a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies, including matters related to infringement of intellectual property rights and we could be materially adversely affected.

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

The market price of our common stock has been volatile and may in the future be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated changes in our operating results;

•	changes in financial estimates by securities analysts;

•	fluctuations in the valuation of companies perceived to be comparable to us;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	unfavorable results in litigation; and

•	stock price and volume fluctuations attributable to inconsistent trading volume levels or other factors.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns.

Our ability to utilize our net operating loss carry-forwards and certain other tax attributes in the future may be impaired.

Pursuant to U.S. federal and state tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (NOLs) carried forward from prior years. We have U.S federal NOL carry forwards of approximately $1,024.3 million as of December 29, 2013. Approximately $489.7 million of the federal NOL carry forwards are subject to an annual limitation of $27.2 million. These NOLs, if not utilized, expire from 2016 to 2033. In addition, our ability to utilize unlimited federal NOL carry forwards could be subject to a significant limitation if we were to undergo an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986, as amended.

We may in the future incur impairments to goodwill or long-lived assets.

Our assets include significant amounts of goodwill and other intangible assets. We review our long-lived assets, including these assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Because we operate in highly competitive environments, actual operating results and cash flows may vary significantly from projections thereof. . Any such changes could result in our recording impairment charges that adversely affect our results of operations.

Our success depends on our key personnel and the loss of key personnel could disrupt our business.

Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel. In addition, our success will depend on our ability to recruit and retain additional highly-skilled personnel. We have relied on equity awards in the form of stock options and restricted stock units as one means for recruiting and retaining highly skilled talent and a reduction in our stock price may reduce the effectiveness of those awards used for retaining employees. The loss of key personnel could disrupt or adversely affect our business.

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

Certain environmental laws, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, or the Superfund Act, impose joint and several liabilities on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and costs related to damages to natural resources. One of former our properties is listed on the U.S. Environmental Protection Agency’s Superfund National Priorities List. However, other parties currently are responsible for all investigation, cleanup and remediation activities. We have not been named a responsible party at any Superfund or other contaminated site. If we were ever so named, costs associated with the cleanup of the site could be material. Additionally, contamination that has not yet been identified could exist at one or more of our facilities, and identification of such contamination could have a material adverse effect on us.

Future environmental regulations could require us to procure expensive pollution abatement or remediation equipment; to modify product designs; or to incur other expenses associated with compliance with such regulations. For example, the European Union and China impose stricter requirements regarding reduced lead content in semiconductor packaging. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, or liabilities arising from past or future releases of, or exposure to, hazardous substances, will not have a material adverse effect on our business.

Provisions in our corporate governance documents as well as Delaware law may delay or prevent an acquisition of us that stockholders may consider favorable.

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

Regulations related to disclosure requirements regarding conflict minerals may force us to incur additional compliance expenses, may make our supply chain more complex.

On August 22, 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure regulations for public companies that manufacture products that contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals, if these minerals are necessary to the functionality or production of the company’s products. These regulations require such issuers to report annually whether or not such minerals originate from the Democratic Republic of Congo (“DRC”) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacture of semiconductor devices, including our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to ascertain the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

ITEM  1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

Our principal engineering, manufacturing and administrative facilities as of December 29, 2013, comprised approximately 2.8 million square feet and are located in the United States, Europe, Middle East and Asia. Over 2.5 million square feet of this space is in buildings we own in Sunnyvale, California; Austin, Texas; Penang, Malaysia; and Bangkok, Thailand.

All of our other engineering and administrative facilities are leased. We lease approximately 318,833 square feet of office and warehouse space in United States, Europe and Asia. Our Fab 25 facility in Austin, Texas is encumbered by liens securing our Senior Secured Term Loan facility (Term Loan) and revolving credit facilities. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

On January 23, 2014, we completed the sale of real property in Sunnyvale, California, for a consideration of $60.0 million. Pursuant to the sale, we will be relocating our offices and facilities to a new location in Silicon Valley, California. Beginning January 23, 2014, we have entered into a lease of the property and have the option to leaseback for up to 24 months from that date.

ITEM 3.         LEGAL PROCEEDINGS

In the Matter of Certain flash memory chips and Products Containing the Same, Investigation No. 337-TA-893, filed on August 1, 2013 and instituted on September 9, 2013.

On August 1, 2013, Spansion LLC, a wholly owned subsidiary of the Company, filed a complaint pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 (“Section 337”), to request ITC institute an investigation relating to the unlawful importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain Macronix flash memory chips (“Macronix Chips”) that infringe the Company’s valid patents, and/or are made, produced or processed under, or by means of, a process covered by the claims of the Company’s patents, and products containing the Macronix Chips.

On September 9, 2013, the ITC instituted its investigation. Other than the Company, the principal parties, or respondents in the investigation are Macronix International Co, Ltd., of Hsin-chu, Taiwan; Macronix America, Inc., of Milpitas, CA; Macronix Asia Limited of Kanagawa Pref., Japan; Macronix (Hong Kong) Co., Ltd., of Sa Tin, N.T., Hong Kong; Acer Inc. of New Taipei City, Taiwan; Acer America Corporation of San Jose, CA; ASUSTek Computer Inc. of Taipei, Taiwan; Asus Computer International of Fremont, CA; Belkin International, Inc., of Playa Vista, CA; D-Link Corporation of Taipei City, Taiwan; D-Link System, Inc., of Fountain Valley, CA; Netgear Inc., San Jose, CA; Nintendo Co., Ltd., of Kyoto, Japan; and Nintendo of America, Inc., of Redmond, WA.

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

On October 8, 2013, pursuant to 28 U.S.C. § 1659, each of the Defendants asserted its statutory right to a mandatory stay of all proceedings in the Northern District of California action until the determination of the ITC becomes final (see In the Matter of Certain flash memory Chips and Products Containing the Same,, Investigation No. 337-TA-893, U.S. International Trade Commission, above). Because the requested stay is mandated by statute, the Company did not oppose the motion and the requested stay was granted.

Macronix International Co., LTD. v. Spansion Inc. et. al., U.S. District Court, Eastern District of Virginia.

On October 2, 2013, Macronix International Co., Ltd. filed a complaint in the U.S. District Court, Eastern District of Virginia, case no. 3:13-cv-679-REP, against Spansion Inc. and Spansion LLC for patent infringement. The Company has filed an answer to the complaint as well as motions to dismiss and to transfer jurisdiction. The complaint seeks unspecified monetary damages as well as injunctive relief.

On February 20, 2014 the court held the initial case management conference for this matter and set trial for January 20, 2015. The court has not yet ruled on Spansion's pending motions to transfer or dismiss. For that reason, the trial date is subject to change.

In the Matter of Certain flash memory chips and Products Containing the Same, Investigation No.337-TA-909, filed on December 27, 2013.

On December 27, 2013, Macronix International Co., Ltd. and Macronix America, Inc., filed a complaint pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 (“Section 337”), to request that the U.S. International Trade Commission (“ITC”) institute an investigation relating to the importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain non-volatile memory products (“Spansion Chips”) and products containing the Spansion Chips. A revised complaint was filed on December 31, 2013, and a letter supplementing the revised complaint was filed on January 14, 2014. The revised complaint alleges that the Spansion Chips infringe the claims of certain patents owned by Macronix (“Macronix Patents”), and/or are made, produced or processed under, or by means of, a process covered by the claims of the Macronix Patents.

On January 29, 2014, the Commission instituted its investigation. Other than the Company, the principal parties, or respondents in the investigation are Beats Electronics LLC of Santa Monica, CA, Delphi Automotive PLC of Kent, United Kingdom, Delphi Automotive Systems, LLC of Troy, Michigan, Harman International Industries, Inc. of Stamford, CT, Harman Becker Automotive Systems, Inc. of Farmington Hills, MI, Harman Becker Automotive Systems GmbH of Karlsbad, Germany, Ruckus Wireless, Inc. of Sunnyvale, CA and Tellabs, Inc. of Naperville, IL.

Through this investigation, Macronix seeks a general exclusion order to exclude from importation all infringing Spansion Chips and downstream products containing such chips. In the event that the ITC is unwilling to issue a general exclusion order, Macronix seeks that a limited exclusion order be entered against each named Respondent and its subsidiaries and affiliates in order to remedy the Respondents’ violation of Section 337 and to prevent such future violations by Respondents. Macronix has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

Others

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

ITEM 4.         MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

The following table sets forth the high and low per share sales prices for our Class A common stock traded in The New York Stock Exchange or NYSE under the symbol “CODE”.

Fiscal Year Ended December 29, 2013	High	Low
Fourth Quarter	$13.56	$9.90
Third Quarter	$13.23	$9.70
Second Quarter	$13.88	$10.66
First Quarter	$14.54	$11.05

Fiscal Year Ended December 30, 2012	High	Low
Fourth Quarter	$13.82	$10.24
Third Quarter	$13.46	$9.42
Second Quarter	$12.62	$9.76
First Quarter	$13.45	$7.70

As of February 20, 2014, there were 629 holders of record of our Class A common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing sale price of our Class A Common Stock on February 20, 2014 was $16.33 per share.

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

The following graph shows a comparison from May 10, 2010 , the date we emerged from Chapter 11 bankruptcy proceedings, including from May 18, 2010, (the date our Class A common stock commenced trading), through December 29, 2013 of the cumulative total return for our Class A common stock (CODE), the NYSE Composite Index and the S&P Semiconductors Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NYSE Composite Index and the S&P Semiconductors Index assume reinvestment of dividends

ITEM 6. SELECTED FINANCIAL DATA

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

				Year Ended December 26, 2010
	Successor (1)	Successor (1)	Successor (1)	Successor (1)	Predecessor (1)	Predecessor (1)
	Year Ended December 29, 2013	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010	Year Ended December 27, 2009
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$971,690	$915,932	$1,069,883	$759,886	$324,914	$1,061,487
Net sales to related party	-	-	-	4,801	78,705	349,166
Total net sales	971,690	915,932	1,069,883	764,687	403,619	1,410,653
Cost of sales	719,062	632,417	847,797	647,381	274,817	1,103,757
Gross profit	252,628	283,515	222,086	117,306	128,802	306,896
Research and development	126,768	107,850	106,644	65,414	35,068	136,449
Sales, general and administrative	178,265	135,607	108,461	122,478	68,105	216,298
Gain on sale of Kuala Lumpur land and building (2)	-	(28,434)	-	-	-	-
Restructuring charges (credits) (3)	6,017	5,650	12,295	-	(2,772)	46,852
Asset impairment charges (4)	-	-	-	-	-	12,538
Operating income (loss) before reorganization items	(58,422)	62,842	(5,314)	(70,586)	28,401	(105,241)
Interest and other income (expense)	4,406	4,688	3,954	175	(2,904)	4,038
Interest expense (5)	(29,792)	(30,147)	(33,151)	(24,180)	(30,573)	(50,976)
Gain on Acquisition of Microcontroller and Analog Business	7,950	-	-	-	-	-
Gain on deconsolidation of subsidiary	-	-	-	-	-	30,100
Income (Loss) before reorganization items and income taxes	(75,858)	37,383	(34,511)	(94,591)	(5,076)	(122,079)
Reorganization items	-	-	-	-	370,340	(391,383)
Income (loss) before income taxes	(75,858)	37,383	(34,511)	(94,591)	365,264	(513,462)
Provision for income taxes (6)	(2,410)	(12,999)	(21,037)	(2,101)	(1,640)	(597)
Net income (loss)	(78,268)	24,384	(55,548)	(96,692)	363,624	(514,059)
Less: Net income (loss) attributable to noncontrolling interest	-	(503)	338	-	-	-
Net income (loss) attributable to Spansion Inc. common shareholders	$(78,268)	$24,887	$(55,886)	$(96,692)	$363,624	$(514,059)

Basic	$(1.34)	$0.41	$(0.91)	$(1.60)	$2.24	$(3.18)
Diluted	$(1.34)	$0.41	$(0.91)	$(1.60)	$2.24	$(3.18)
Shares used in per share calculation:
Basic	58,599	59,984	61,338	60,479	162,439	161,847
Diluted	58,599	61,021	61,338	60,479	162,610	161,847

	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
Balance Sheet Data:

Cash, cash equivalents and marketable securities	$311,497	$313,897	$262,705	$354,273	$425,238
Working capital	397,711	481,512	395,565	439,972	553,023
Total assets	1,380,921	1,172,166	1,191,145	1,399,305	1,437,977
Long-term debt and capital lease obligations, including current portion, short term note, and notes payable to banks under revolving loans	501,932	416,295	449,399	454,909	64,150
Liabilities subject to compromise	-	-	-	-	987,127
Total stockholders’ equity (deficit)	$537,460	$561,774	$522,541	$624,285	$(857,693)

(1)

References to the “Predecessor” refer to Spansion and its consolidated subsidiaries up to May 10, 2010. References to “Successor” refer to Spansion and its consolidated subsidiaries after May 10, 2010 after giving effect to: (i) the cancellation of Old Common Stock issued prior to May 10, 2010; (ii) the issuance of New Common Stock and settlement of existing debt and other adjustments in accordance with the Plan of Reorganization confirmed by the U.S. Bankruptcy Court on April 16, 2010; and (iii) the application of fresh start accounting.

(2)	The gain of $28.4 million, net of selling expenses was recognized on the sale of our Kuala Lumpur, Malaysia facility in the second quarter of fiscal 2012.
(3)

The 2011 Restructuring Plan was initiated in the fourth quarter of fiscal 2011 to align the business with market conditions. The 2013 Restructuring Plan, beginning in the third quarter of 2013, was implemented to rationalize our global workforce. Please refer to Note 17 for explanation of restructuring charges.

(4)	The asset impairment charge for fiscal 2009 includes pre-tax impairment on an equity investment and loan to an investee.
(5)	Contractual interest expense for the year ended December 27, 2009 was approximately $89.4 million.
(6)

The provision for income taxes in fiscal 2009 includes a decrease of $457.9 million in valuation allowances against deferred tax assets in Spansion Japan resulting from the deconsolidation of Spansion Japan in March 2009. However, the decrease in the amount of deferred tax assets had no impact on the provision for income taxes since the deferred tax assets had a full valuation allowance.

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of December 29, 2013 and December 30, 2012 and for the fiscal years ended December 29, 2013, December 30, 2012 and December 25, 2011, which are elsewhere in this Annual Report on Form 10-K.

Executive Summary

We are a leading designer, manufacturer and developer of embedded systems semiconductors, which include flash memory, microcontroller, mixed-signal, and analog products, and embedded system-on-chip solutions. Our leading-edge intellectual property and products are driving the development of high quality, reliable and economical devices that are high performance, intelligent, efficient and secure.

The embedded markets we focus on such as transportation, industrial, consumer, communications and gaming require high performance and high reliability flash memory solutions, microcontroller, mixed-signal, and analog products, and other programmable semiconductors that run applications in a broad range of electronic systems. Our focus markets are generally characterized by longer design and product life cycles, relatively stable pricing, more predictable supply-demand outlook and lower capital investments.

Within this embedded industry, we serve a well-diversified customer base through a predominantly differentiated, non-commodity, service oriented model that strives to meet our customers’ needs. Our embedded solutions are incorporated in products manufactured by leading OEMs. In many cases, embedded customers require products with specific feature sets and wide operating temperatures to allow their products to work in extreme conditions. Some embedded customers require product availability from suppliers for over a decade of production. We spent many years refining the product and service strategy to address these market requirements and deliver products that go into a broad range of electronic applications such as automobiles, airplanes, set top boxes, games, telecommunications equipment, smart meters, factory automation and medical devices.

Our products are designed to accommodate various voltage, interface and density requirements for a wide range of applications and customer platforms. The majority of our NOR flash memory product designs are based on our proprietary two-bit-per-cell MirrorBit® technology, which has a simpler cell architecture, higher yields and lower costs than competing floating gate NOR Flash memory technology. While historically we are known for our NOR products, we have been expanding our portfolio in the areas of NAND flash memory, microcontroller, mixed-signal, and analog products, as well as programmable system solutions or embedded system-on-chip solutions to broaden our customer engagement and bring differentiated products to embedded markets. In support of this strategy, we acquired the MCA business of FSL on August 1, 2013, for a purchase consideration of $150.0 million, net of cash.

In addition to our products, we generate revenue by licensing our intellectual property to third parties and we assist our customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

We are headquartered in Silicon Valley in California, with research and development, manufacturing, assembly and sales operations in the United States, Asia, Europe and the Middle East. We own and operate a wafer fabrication facility in Austin, Texas and a final manufacturing facility in Bangkok, Thailand. Final manufacturing consists of assembly, test, mark and pack operations. We also own a manufacturing facility in Penang, Malaysia, which does small volumes of sort and pack operations. For geographical information with respect to our sales and assets refer to Note 18 of Consolidated Financial Statements.

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

We completed the sale of our real property in Sunnyvale, California on January 23, 2014, for a consideration of $60.0 million. Pursuant to the sale, we will be relocating our offices and facilities to a new location. Beginning January 23, 2014, we have entered into a lease of the property and have the option to leaseback up to 24 months from that date.

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

Business Acquisition

Accounting for acquisitions requires us to estimate the fair value of consideration paid and the individual assets and liabilities acquired, which involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized. Accounting for acquisitions can also involve significant judgment to determine when control of the acquired entity is transferred. We obtain independent third party valuation studies to assist in determining fair values, including assistance in determining future cash flows, appropriate discount rates and comparable market values. The items involving the most significant assumptions, estimates and judgments included determining the fair value of the following:

●	Intangible assets including estimated economic lives and straight-line amortization method;

●	Deferred tax liability, including projections of future taxable income and tax rates;

●	Inventory, including estimated future selling prices, timing of product sales and completion costs for work in process; and

●	Estimated liability of employees pension related obligations.

●	Property, plant and equipment.

Revenue Recognition

We recognize revenue from product sales to OEMs when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured. We record reserves for estimated customer returns based on historical experience.

We sell directly to distributors under terms that provide for rights of return, stock rotation and price protection guarantees. Since we are unable to reliably estimate the resale price to our end customer and returns under the stock rotation rights to our distributors, we defer the recognition of revenue and related product costs on these sales as deferred income until distributors submit Point of Sales reports to us. We also sell some of our products to certain distributors under sales arrangements that do not allow for rights of return or price protection on unsold products. We recognize revenue on these sales when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured.

Rights of return are granted whereby we are obligated to repurchase inventory from a distributor upon termination of the distributor’s sales agreement with us. However, we are not required to repurchase the distributor’s inventory under certain circumstances such as the failure to return the inventory in saleable condition, or, we may only be required to repurchase a portion of distributor’s inventory, for example when the distributor has terminated the agreement for its convenience.

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

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of December 29, 2013 and December 30, 2012 are as follows:

	December 29, 2013	December 30, 2012
	(in thousands)
Deferred revenue	$65,649	$23,533
Less: deferred costs of sales	(35,854)	(14,850)
Deferred income on shipments (1)	$29,795	$8,683

(1)

The deferred income of $30.2 and $9.1 million on the consolidated balance sheets as of December 29, 2013 and December 30, 2012 each included $0.5 million of deferred revenue related to our licensing revenue excluded in the table above to separately illustrate the deferred income on product shipments.

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

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. We write off inventory that we consider obsolete and adjust remaining specific inventory balances to approximate the lower of our manufacturing cost or market value. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. If we anticipate future demand or market conditions to be less favorable than our previous projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the write-down is made. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventories that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the fair value of the stock award and is recognized as expense using the straight-line amortization method over the requisite service period.

We estimate the grant date fair value of all options using the Black-Scholes option pricing model, which requires the use of inputs like expected volatility, expected term, expected dividend yield, and expected risk-free rate of return. Our expected volatility is based largely on the historical volatility of our traded stock and to a lesser extent on the volatilities of our competitors with similar characteristics, who are in the same industry sector (guideline companies) because of the lack of sufficient historical realized volatility data on our stock price. We used the simplified calculation of expected term as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options since emergence from the Chapter 11 bankruptcy. If we determine that other methods to estimate expected volatility or expected life were more reasonable, or if other methods for calculating these input assumptions were prescribed by authoritative guidance, the fair value calculated for stock-based awards could change significantly.

For key executive restricted stock units, the expense recognized in interim periods is dependent on the probability of the annual performance measure being achieved. We utilize forecast of future performance to assess this probability and this assessment requires considerable judgment. The expense is trued up at year end when actual annual performance is known. The fair value of the performance-based restricted stock awards (PSUs) is estimated using a Monte Carlo simulation to simulate a range of our possible future stock prices and the other companies in our peer group. The simulation requires assumptions for expected volatilities and correlation coefficients of each entity, risk-free rate of return, and dividend yield. Expected volatilities are based our historical volatilities over a period equal to the length of the measurement period and the other companies in the peer group. Correlation coefficients are based on the same data used to calculate historical volatilities and are used to model how each entity’s stock price moves in relation each of the other companies included in the peer group. Dividends are assumed to be reinvested in the issuing entity over the measurement period, equating to a zero percent dividend yield for us and the other companies in the peer group. The vesting of these PSUs is based on the total shareholder return (TSR) of the Company, relative to its peer group. The peer group is determined by our Compensation Committee on an annual basis and TSR is measured at the end of each of two 18-month performance periods.

      In addition, we are required to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. The guidance on stock compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive our best estimate of awards ultimately expected to vest. We estimate forfeitures based on historical experience related to our own stock-based awards granted. We anticipate that these estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

In September 2011, the Financial Accounting Standards Board (FASB) issued guidance that was intended to reduce the complexity and costs of testing for goodwill impairment by allowing an entity the option to make a qualitative evaluation about the likelihood of impairment to determine whether it should calculate the fair value of a reporting unit. The guidance provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We adopted this guidance beginning fiscal 2012. We have a single reporting unit. Our fair value was substantially in excess of the carrying amount based on the quantitative assessment of goodwill that we performed in fiscal 2011. In fiscal 2012, we performed the qualitative assessment of goodwill and concluded that there was no impairment. In fiscal 2013, we performed a quantitative assessment of goodwill using the market valuation approach and concluded that there was no impairment to goodwill.

 Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets

We consider quarterly whether indicators of impairment relating to the long-lived assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset, significant changes in the extent or manner in which an asset is used or an adverse change in our overall business climate. If these or other indicators are present, we test for recoverability of the intangible asset by determining whether the estimated undiscounted cash flows attributable to the asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the asset over its fair value.

Estimates Relating to Litigation Reserve

Our litigation reserve policy is to record an estimate for litigation expenses required to defend ourselves over the course of a reasonable period of time. Currently, this is estimated at twelve months in accordance with the accounting guidance. Judgment is necessary to estimate these costs and an accrual is made when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

New Accounting Pronouncements

In July 2013, the FASB issued an accounting standard update permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to US Treasury interest rates and the London Interbank Offered Rate (LIBOR). This guidance is effective prospectively for qualifying new or redesignated hedging relationships, entered into on or after July 17, 2013. The adoption of this guidance did not affect our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued an accounting standard update that resolves the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carry forward exists. The unrecognized tax benefit should be presented as a reduction to a deferred tax asset. This accounting standard update is effective for the first annual period beginning after December 15, 2013. We do not expect adoption of this guidance to affect our consolidated financial position, results of operations, or cash flows.

In February 2013, the FASB issued guidance to provide enhanced disclosures related to reclassifications out of accumulated other comprehensive income. An entity will be required to disclose the net income line items impacted by significant reclassifications out of accumulated other comprehensive income if the item is reclassified in its entirety. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance beginning the first quarter of fiscal 2013 did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued an accounting standard update requiring enhanced disclosure related to certain financial instruments and derivative instruments that are offset in the balance sheet or subject to an enforceable master netting arrangement or similar arrangement. In January 2013, the FASB clarified the scope of this guidance as being applicable to derivatives, repurchase agreements and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirement becomes effective beginning the first quarter of fiscal year ending December 28, 2014. The adoption of this guidance is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

The following is a summary and analysis of our net sales, gross margin, operating income (loss), interest and other income (expense), net, interest expense and income tax provision for fiscal 2013, fiscal 2012 and fiscal 2011.

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(in thousands, except for percentages)
Total net sales	$971,690	$915,932	$1,069,883
Cost of sales	$719,062	$632,417	$847,797
Gross profit	$252,628	$283,515	$222,086
Gross margin	26%	31%	21%
Research and development	$126,768	$107,850	$106,644
Sales, general and administrative	$178,265	$135,607	$108,461
Net gain on sale of KL land and building	$-	$(28,434)	$-
Restructuring charges (credits)	$6,017	$5,650	$12,295
Operating income (loss)	$(58,422)	$62,842	$(5,314)
Interest and other income (expense), net	$4,406	$4,688	$3,954
Interest expense	$(29,792)	$(30,147)	$(33,151)
Gain on acquisition of Microcontroller and Analog business	$7,950	$-	$-
Provision for income taxes	$(2,410)	$(12,999)	$(21,037)

Net Sales

Total net sales increased by $55.8 million from $915.9 million in fiscal 2012 to $971.7 million in fiscal 2013. The increase was primarily due to revenues of $222.8 million during the third and fourth quarters of fiscal 2013 from our newly acquired MCA business. The increase was partially offset by a $159.6 million decline in flash embedded sales mainly due to lower gaming revenues in Japan as the majority of our gaming customers were in product transition, moving to newer product platforms during fiscal 2013. In addition, we also had downward pressure on selling prices due to continued imbalance in supply and demand in the flash market.

Total net sales decreased by $154.0 million from $1,069.9 million in fiscal 2011 to $915.9 million in fiscal 2012. The decrease was primarily due to $152.5 million reduction in wireless sales and to a lesser extent, reduction in sales in the Asia Pacific region. The global semiconductor market declined in 2012 due to the slow economic growth in developed markets and cautious consumer and enterprise spending.

 Gross Profit

Our gross profit decreased by $30.9 million from $283.5 million in fiscal 2012 to $252.6 million in fiscal 2013. The gross margin decreased from 31% in fiscal 2012 to 26% in fiscal 2013. The decrease in gross margin was mainly due to lower margins on revenues in the flash embedded markets, primarily driven by lower gaming revenues in Japan and a downward pressure on selling prices due to continued imbalance in supply and demand. This was partially offset by the addition of gross profit from the MCA business revenues, net of $30.2 million amortization of a purchase accounting markup on the inventory purchased from FSL as a part of the acquisition, and efficiencies from factory operations.

Our gross profit increased by $61.4 million from $222.1 million in fiscal 2011 to $283.5 million in fiscal 2012. The increase was mainly due to improved internal fabrication facility utilization and efficiencies from the consolidation of our two assembly and test operations in Asia following the closure of our Kuala Lumpur, Malaysia facility in the second quarter of fiscal 2012. In addition, fiscal 2011 gross margins were adversely impacted by the residual effect of fresh-start-related inventory write-up amortization, $28.0 million relating to the write down of wireless inventory and $15.8 million impairment of wireless related assets. We did not have similar charges in fiscal 2012.

Research and development

Our research and development, or R&D, expenses increased by $18.9 million from $107.9 million in fiscal 2012 to $126.8 million in fiscal 2013.  The increase was mainly due to $34.6 million of additional R&D expense relating to the MCA business incurred during the third and fourth quarters of fiscal 2013.  The increase was partially offset by $9.7 million of lower employee compensation and benefits due to the reduction in headcount as part of the restructuring activity in fiscal 2013, $3.5 million lower development charges primarily relating to NAND development and $2.3 million lower material costs on probe cards and other materials used in R&D projects in fiscal 2013.

Our R&D expenses increased by $1.3 million from $106.6 million in fiscal 2011 to $107.9 million in fiscal 2012. The increase was mainly due to $10.4 million of higher employee compensation and benefits and $1.7 million higher development charges primarily relating to NAND development. The increase was partially offset by the non-recurrence in fiscal 2012 of certain R&D charges incurred in fiscal 2011 including $7.2 million of asset impairment charges relating to R&D tools and equipment held for sale after the closure of our Sub-Micron Development Center (SDC) located in Sunnyvale, California and $1.7 million of technical support charges. In addition, our material costs for R&D projects were $1.3 million lower in 2012 and depreciation was $1.0 million lower due to the diminishing impact of fresh start accounting-related adjustments in fiscal 2012.

Sales, general and administrative

Our sales, general and administrative, or SG&A, expenses increased by $42.7 million from $135.6 million in fiscal 2012 to $178.3 million in fiscal 2013. The increase was mainly due to $23.9 million of higher legal expenses relating to the Macronix patent infringement litigation, $23.1 million of additional SG&A expenses relating to the MCA business incurred during the third and fourth quarters of fiscal 2013, and $12.7 million MCA business integration costs. The increase was partially offset by $10.6 million of lower employee compensation and benefits due to the reduction in headcount in fiscal 2013, $5.0 million of lower travel, marketing activities and other outside services in fiscal 2013 and $1.7 million of lower employee stock-based compensation expense in fiscal 2013.

Our SG&A expenses increased by $27.1 million from $108.5 million in fiscal 2011 to $135.6 million in fiscal 2012. In fiscal 2011, SG&A expenses were reduced by a $23.4 million net reduction in litigation reserves primarily as a result of settlement of the Samsung patent litigation. There was no comparable reduction in fiscal 2012. In addition, employee compensation and benefits expenses in fiscal 2012 were higher by $7.8 million due to annual salary adjustments, higher incentive compensation and increased stock based compensation. The increase was partially offset by $4.5 million due to lower depreciation and building allocation charges from the diminishing impact of fresh start accounting-related adjustments.

Net Gain on Sale of Land and Building in Kuala Lumpur

We recognized a gain of $28.4 million, net of selling expenses, on the sale of our assembly, pack, mark and test facility in Kuala Lumpur, Malaysia facility (the KL facility), in the second quarter of fiscal 2012. There was not a similar transaction in fiscal 2013 and fiscal 2011.

Restructuring Charges

Beginning with the third quarter of fiscal 2013, in an effort to reduce our expense levels, given the competitive pricing pressures and slower than expected growth in Japan revenues, we implemented a reduction in force to rationalize our global workforce.

Restructuring charges increased by $0.3 million from $5.7 million in fiscal 2012 to $6.0 million in fiscal 2013. Restructuring charges in fiscal 2013 were mainly comprised of $5.8 million of severance expense and $0.4 million of intangible assets written off due to closure of a design service facility. Restructuring charges for fiscal 2012 were comprised of $7.9 million asset relocation and impairment charges relating to closure of the KL Facility and $1.9 million of severance and employee related costs, offset by a $1.9 million gain on the sale of equipment in the KL facility, a $1.9 million gain on sales of equipment in Thailand, and a $0.9 million credit as a result of our prevailing in a labor-related lawsuit.

Restructuring charges decreased by $6.6 million from $12.3 million in fiscal 2011 to $5.7 million in fiscal 2012. Restructuring charges in fiscal 2012 were mainly comprised of $7.9 million of asset relocation and impairment charges relating to the closure of the KL facility and $1.9 million of severance and employee related costs, offset by a $1.9 million gain on the sale of equipment in the KL facility, a $1.9 million gain on sale of equipment in Thailand.

Restructuring charges recorded in fiscal 2011 were mainly comprised of $11.7 million of severance pay and benefits relating to the 2011 Restructuring Plan.

Gain on acquisition

Gain on the MCA business acquisition of $7.9 million was recognized in fiscal 2013. We did not have a similar event in the fiscal year ended December 30, 2012.

Interest and Other Income (Expense), net

Interest and other income (expense) decreased by $0.3 million from $4.7 million in fiscal 2012 to $4.4 million in fiscal 2013. The decrease was due to $6.2 million of costs relating to partial repurchase of 7.875% Senior Notes, benefit of $5.0 million in fiscal 2012 relating to release of the claims reserve as a result of the settlement of a bankruptcy claim and preferential claims receipts compared to none in fiscal 2013, and $0.9 million higher realized and unrealized loss on foreign currency transactions in fiscal 2013. The decrease was offset by $10.0 million of gain on recovery of a previously impaired investment and $2.4 million of gain on ineffective cash flow hedges in fiscal 2013.

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

Interest Expense

Our interest expense decreased by $0.3 million from $30.1 million in fiscal 2012 to $29.8 million in fiscal 2013 due to various refinancing activities targeted at lowering the cost of our debt.

Our interest expense decreased by $3.1 million from $33.2 million in fiscal 2011 to $30.1 million in fiscal 2012. The decrease was due to $1.8 million lower interest expense on the Senior Secured Term Loan facility (the Term Loan) as a result of continued principal repayments, both scheduled payments and prepayments amounting to $30.4 million made in fiscal 2012 and a $1.2 million reduction in loss on interest rate swaps relating to the Term Loan.

The average interest rate on our debt portfolio for fiscal 2013 and 2012 was 5.84% and 6.21% respectively. The average interest rate on our debt portfolio was 6.51% in fiscal 2011.

Provision for Income Taxes

We recorded income tax expense of $2.4 million in fiscal 2013 and $13.0 million in fiscal 2012. We recorded income tax expense of $21.0 million in fiscal 2011.

Income tax expense recorded for fiscal 2013 differs from the income tax expense that would be derived by applying a U.S. statutory tax rate of 35% to the income before income taxes due to our inability to benefit from U.S. operating losses, and income that was earned and tax effected in foreign jurisdictions with different tax rates. The income tax expense includes foreign taxes as well as $4.1 million related to withholding tax on Samsung licensing revenue. These were offset by the release of reserves for uncertain tax positions of $4.6 in foreign locations and the impact from the acquisition of the MCA business of $3.7 million.

Income tax expense recorded for fiscal 2012 differs from the income tax expense that would be derived by applying a U.S. statutory tax rate of 35% to the income before income taxes due to our inability to benefit from U.S. operating losses, and income that was earned and tax effected in foreign jurisdictions with different tax rates. The income tax expense includes foreign taxes as well as $4.1 million related to withholding tax on Samsung licensing revenue.

Income tax expense recorded for fiscal 2011 differs from the benefit for income taxes that would be derived by applying a U.S. statutory tax rate of 35% to the loss before income taxes primarily due to our inability to benefit from U.S. operating losses due to a lack of a history of earnings, and income that was earned and tax effected in foreign jurisdiction with different tax rates. The income tax expense includes $15.4 million for foreign taxes as well as a $2.8 million correction for uncertain tax positions of our foreign locations for the Successor period in fiscal 2011 and $5.2 million related to withholding tax on Samsung licensing revenue.

As of December 29, 2013, we recorded a valuation allowance of approximately $355.5 million against our U.S. deferred tax assets, net of deferred tax liabilities. This valuation allowance offsets all of our net U.S. deferred tax assets. As of December 29, 2013, we also recorded valuation allowances of approximately $2.4 million against various foreign deferred tax assets for which we do not believe it is more likely than not that they will be realized.

Contractual Obligations

The following table summarizes our contractual obligations at December 29, 2013. The table is supplemented by the discussion following the table.

	Total	2014	2015	2016	2017	2018	2019 and Beyond
	(in thousands)

Senior Secured Term Loan	$300,000	$3,858	$3,000	$3,000	$3,750	$3,000	$283,392
Senior Notes(1)	94,064	94,064
Exchangeable Senior Notes	150,000						150,000
Interest on Debt	88,696	13,210	14,249	14,166	16,721	13,938	16,412
Other long term liabilities (2)	9,855	-	6,918	2,893	44	-	-
Operating leases	16,470	8,428	3,885	2,960	1,197	-	-
Unconditional purchase commitments (3)	106,059	53,110	25,382	27,567	-	-	-
Total contractual obligations (4)	$765,144	$172,670	$53,434	$50,586	$21,712	$16,938	$449,804

(1)	The remaining balance of the outstanding 7.875% Senior Notes was redeemed on January 21, 2014.

(2)	The other long term liabilities mainly comprise payment commitments for long term software license agreements with vendors, and asset retirement obligations.

(3)

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

(4)

As of December 29, 2013, the liability for uncertain tax positions was $16.1 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Senior Secured Term Loan (Term Loan)

On February 9, 2010, Spansion LLC, our wholly owned operating subsidiary, borrowed $450 million under a Senior Secured Term Loan facility pursuant to which we incurred financing points, fees to the arrangers and legal costs of approximately $11.1 million, which were charged to interest expense in the Predecessor. In addition, we paid the lenders approximately $10 million of financing fees upon the release of Term Loan funds from escrow. During the fourth quarter of fiscal 2010, we issued $200.0 million of our 7.875% Senior Notes due 2017 and concurrently repaid $196.0 million of our Senior Secured Term Loan.

On May 12, 2011, Spansion LLC amended the Term Loan to reduce the margin on base rate loans from 3.75% per annum to 2.50% per annum, to reduce the margin on Eurodollar rate loans from 4.75% per annum to 3.50% per annum, and to reduce the LIBOR floor on Eurodollar rate loans from 1.75% to 1.25%, effective as of May 16, 2011. We incurred a $2.5 million re-pricing penalty associated with the amendment of the Term Loan, which was treated as a debt discount and amortized using the interest method over the term of the debt.

On December 13, 2012, Spansion LLC amended the Term Loan, giving the Company the ability to add incremental term loans in an aggregate amount for all such increases not to exceed (a) $100 million less the aggregate amount of incremental facilities under the Revolving Credit Facility and (b) an additional amount if, after giving effect to the incurrence of such additional amount, Spansion LLC is in compliance with a senior secured leverage ratio of 2.75:1.00.  On the closing date of the December 2012 amendment to the Term Loan (the Term Loan Facility), Spansion LLC paid the lenders an upfront fee of approximately $1.1 million, which was treated as a debt discount and amortized using the interest method over the term of the debt.

On December 19, 2013, Spansion LLC again amended the Term Loan to reduce the interest rate on the approximately $214 million principal amount outstanding from LIBOR plus 4.00% (with a LIBOR floor of 1.25%) to LIBOR plus 3.00% (with a LIBOR floor of 0.75%). In conjunction with the amendment, Spansion LLC borrowed an additional amount of approximately $82.0 million under the Term Loan, net of issuance costs. The amendment also provided for modifications to certain covenants and other provisions of the Term Loan Facility, including an extension of the maturity date to December 19, 2019 from December 13, 2018 and an increase of the general investment and restricted payments basket from $50 million to $75 million. The other covenants and provisions of the Term Loan Facility remain unchanged. The amendment was accounted for as a modification of debt under the accounting guidelines. We incurred $2.1 million in fees and costs in connection with the amendment, of which $1.8 million was treated as a debt discount to be amortized using the interest method over the term of the debt.

The Term Loan Facility is collaterized by a first priority security interest in, among other items, (i) all equity interests of Spansion Technology LLC, Spansion LLC and each of its direct and indirect domestic subsidiaries, and certain intercompany debt, (ii) all present and future tangible and intangible assets of Spansion LLC and its direct and indirect domestic subsidiaries, and (iii) all proceeds and products of the property and assets described in (i) and (ii). The collateral described in the foregoing sentence also secures the 2012 Revolving Credit Facility described below and certain hedging arrangements on an equal priority basis.

Spansion LLC may elect that the loans under the Term Loan Facility bear interest at a rate per annum equal to (i) 2.00% per annum plus the highest of (a) the prime lending rate, and (b) the Federal Funds rate plus 0.50%; or (ii) 3.00% per annum plus a 1-month, 3-month, or 6-month LIBOR rate (or 9-month and 12-month LIBOR rate with the consent of all the lenders), subject to a 0.75% floor. The default rate is 2.00% above the rate otherwise applicable.

The Term Loan Facility may be optionally prepaid at any time without premium, provided that, prior to the first six months from December 19, 2013, the closing date of the most recent amendment on the Term Loan Facility, a prepayment premium of 1% will be applied to any prepayment or refinancing of any portion of the Term Loan Facility in connection with Spansion LLC’s incurrence of debt with a lower interest rate or any amendment to the Term Loan Facility that has the effect of reducing the effective yield. The Term Loan Facility is subject to mandatory prepayments in an amount equal to: (a) 100% of the net cash proceeds from the sale or other disposition of all or any part of our assets or extraordinary receipts or those of any of our subsidiaries, in excess of $10 million per fiscal year, respectively, subject to certain reinvestment rights, (b) all casualty and condemnation proceeds received by us or any of our subsidiaries in excess of $10 million individually or in an aggregate amount, subject to certain reinvestment rights, (c) 50% of the net cash proceeds received by us or any of our subsidiaries from the issuance of debt after the closing date of the Term Loan Facility (other than certain permitted indebtedness) and (d) 50% of our and our subsidiaries’ excess cash flow, or 25%, if Spansion LLC has a leverage ratio of 2.5 to 1.0 or less, respectively. Voluntary prepayments will be applied to the remaining scheduled principal repayment installments of the Term Loan Facility on a pro-rata basis while mandatory prepayments will be applied to remaining scheduled amortization as directed by Spansion LLC.

Under the Term Loan Facility, we are subject to a number of covenants, including limitations on (i) liens and further negative pledges, (ii) indebtedness, (iii) loans and other investments, (iv) mergers, consolidations and acquisitions, (v) sales, transfers and other dispositions of assets, (vi) and dividends and other distributions subject to a $75 million general restricted payment basket and an additional builder basket resulting from excess cash flow and certain proceeds.

As of December 29, 2013, we were in compliance with all of the Term Loan Facility’s covenants.

2010 Revolving Credit Facility

On May 10, 2010, we entered into a revolving credit facility agreement (the 2010 Revolving Credit Facility) with Bank of America and other financial institutions, which provided up to $65 million to supplement our working capital. On August 15, 2011, the 2010 Revolving Credit Facility was amended to include, among other changes, a reduction of the commitment to $40 million. On December 13, 2012, we voluntarily terminated the 2010 Revolving Credit Facility and all outstanding fees and expenses due were paid off at termination.

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

On September 27, 2013, we amended our revolving credit facility to increase the revolving loan commitment from $50 million to $70 million. The amendment to the Revolving Credit Facility contains additional covenants requiring: (a) the consolidated quick ratio as determined on the last day of any fiscal quarter to not be less than 1.25 to 1.0, and (b) the amount of consolidated cash, cash equivalent and other short-term marketable investments to not be less than $150 million.

           As of December 29, 2013, we were in compliance with all of the 2012 Revolving Credit Facility’s covenants. Drawdown under the 2012 Revolving Credit Facility requires that we meet or obtain a waiver to certain conditions precedent including the senior secured leverage ratio not to exceed 2.75:1.00 and compliance with the coverage and leverage ratios described above, as of the last day of the fiscal quarter most recently ended. Based on the financial results for the quarter ended December 29, 2013, we do not comply with the leverage ratio and we have not obtained a waiver for those conditions. As of December 30, 2012, availability on the 2012 Revolving Credit Facility was $50 million with no outstanding balance.

2.00% Senior Exchangeable Notes

On August 26, 2013, Spansion LLC, our wholly-owned subsidiary, issued $150.0 million of Senior Exchangeable Notes due 2020 (the Notes) in a private placement. The Notes are governed by an Indenture, dated August 26, 2013, between us and Wells Fargo Bank, National Association, as Trustee. They are fully and unconditionally guaranteed on a senior unsecured basis by us and Spansion Technology LLC. The Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2.00% per year payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2014. The Notes may be due and payable immediately in certain events of default. Pusuant to the indenture, there are covenants that limit the amount of dividends that could be declared or made. The most restrictive covenant limits dividends to approximately $100.0 million.

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

The Notes were issued at face value, resulting in net proceeds of approximately $145.5 million after related offering expenses. In accounting for the Notes at issuance, we separated the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. Upon issuance of the Notes, the Company recorded $110.2 million as debt and $39.8 million as additional paid-in capital in stockholders’ equity.

We incurred transaction costs of approximately $4.5 million relating to the issuance of the Notes. In accounting for these costs, we allocated the costs of the offering between debt and equity in proportion to the fair value of the debt and equity recognized in accordance with the applicable accounting guidance. The transaction costs allocated to the debt component of approximately $3.3 million were recorded as deferred offering costs in other non-current assets and amortized as interest expense over the term of the Notes. The transaction costs allocated to the equity component of approximately $1.2 million were recorded as a decrease of additional paid-in capital.

The net carrying amount of the liability component of the Notes consists of the following:

December 29, 2013
(in thousands)
Principal amount	$150,000
Unamortized debt discount	$38,267
Net carrying value	$111,733

The following table presents the interest expense recognized on the Notes:

Year Ended
December 29, 2013
(in thousands)
Contractual interest expense at 2% per annum	$1,044
Amortization of debt issuance costs	130
Accretion of debt discount	1,557
Total	$2,731

Capped Calls

In connection with the issuance of the Notes, we entered into capped call transactions with certain bank counterparties to reduce the potential dilution to our common stock upon exchange of the Notes. The capped call transactions have a strike price of approximately $13.87 and a cap price of approximately $18.14, and are exercisable when and if the Notes are converted. If upon conversion of the Notes, the price of our common stock is above the strike price of the capped calls, the counterparties will deliver shares of our common stock and/or cash with an aggregate value approximately equal to the difference between the price of our common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of our common stock related to the capped call transactions being exercised. The capped call transactions expire on September 1, 2020. We paid $15.4 million for these capped calls and recorded the payment as a decrease of additional paid-in capital.

7.875% Senior Notes due 2017

On November 9, 2010, Spansion LLC completed an offering of $200 million aggregate principal amount of 7.875% Senior Notes due 2017. The Senior Notes were issued at face value, resulting in net proceeds of approximately $195.6 million after related expenses. The Senior Notes were general unsecured senior obligations of Spansion LLC and were fully and unconditionally guaranteed by Spansion Inc. and Spansion Technology LLC on a senior unsecured basis. Interest was payable on May 15 and November 15 of each year beginning May 15, 2011. As of December 29, 2013, we were in compliance of the covenants under the Senior Notes indenture.

On August 26, 2013, we used proceeds from the issuance and sale of the Notes to repurchase $105.9 million of the Senior Notes. On January 21, 2014, we redeemed the remaining approximately $94.0 million aggregate principal amount outstanding of Senior Notes at a redemption price that was 103.938% , which, with accrued and unpaid interest, and repurchase premium, was an aggregate price of $99.1 million.

Covenants in the Senior Notes indenture included limitations on the amount of dividends up to approximately $81.8 million that can be declared or made.

Liquidity and Capital Resources

Cash Requirements

As of December 29, 2013 and December 30, 2012, we had the following cash and cash equivalents and short term investments:

	December 29, 2013	December 30, 2012
	(in thousands)

Cash	$282,163	$258,126
Money market funds	3,906	1,181
FDIC insured certificates of deposit	11,383	39,610
Time deposits	14,045	-
Commercial paper	-	14,980
Total cash and cash equivalents and short-term investments	$311,497	$313,897

On December 19, 2013, we amended the Term Loan to borrow an additional amount of $82.0 million under the facility which along with our existing cash was used to redeem the remaining approximately $94.0 million of the outstanding 7.875% Senior Notes due 2017 in the first quarter of fiscal 2014. Other future uses of cash are expected to be primarily for working capital, debt service, capital expenditures, contractual obligations, acquisitions and strategic investments. We believe our anticipated cash flows from operations, and our current cash balances will be sufficient to fund working capital requirements, debt service, and operations and to meet our cash needs for at least the next twelve months.

Financial Condition (Sources and Uses of Cash)

Our cash flows for fiscal 2013, fiscal 2012 and fiscal 2011 are summarized as follows:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(in thousands)
Net cash provided by operating activities	$91,403	$109,400	$38,335
Net cash provided by (used in) investing activities	(164,891)	20,541	(100,371)
Net cash provided by (used in) financing activities	98,080	(60,946)	(74,188)
Effect of exchange rate changes on cash	(700)	(1,668)	1,780
Net increase (decrease) in cash and cash equivalents	$23,892	$67,327	$(134,444)

Net Cash Provided by Operating Activities

Net cash provided by operations was $91.4 million in fiscal 2013, and was primarily due to net loss of $78.3 million, adjustments for non-cash items of $96.9 million and an increase in operating assets and liabilities of $72.7 million. Adjustments for non-cash items primarily consisted of $91.2 million of depreciation and amortization and $30.7 million of stock compensation costs, which were partially offset by an $11.2 million gain on recovery from impaired investments, a $7.9 million gain on the acquisition of the MCA business and $5.0 million of benefit for deferred income tax. The net increase in operating assets and liabilities was primarily due to an increase of $106.7 million in accounts payable, accrued liabilities, accrued compensation and benefits and other liabilities and a decrease of $30.5 million in inventory, which was partially offset by an increase of $69.0 million in accounts receivable.

Net cash provided by operations was $109.4 million in fiscal 2012, and was primarily due to net income of $24.4 million, adjustments for non-cash items of $102.2 million and a decrease in operating assets and liabilities of $17.2 million. Adjustments for non-cash items primarily consisted of $95.4 million of depreciation and amortization, $34.4 million of stock compensation costs, $5.9 million of provision for deferred income tax and $2.1 million of asset impairment charges, which were partially offset by a $28.4 million gain on sale of the Kuala Lumpur land and buildings and a $6.1 million gain from the sale of property, plant and equipment. The net decrease in operating assets and liabilities was primarily due to the decrease of $15.4 million in accounts payable, accrued liabilities, accrued compensation and benefits and other liabilities.

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

 Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $164.9 million during fiscal 2013, primarily due to $150.0 million used for the acquisition of the MCA business, $120.5 million used to purchase marketable securities and $56.0 million of capital expenditures used to purchase property, plant and equipment, which were partially offset by $146.8 million in proceeds from maturities of marketable securities.

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

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $98.1 million during fiscal 2013, primarily due to $150.0 million proceeds from issuance of the Notes and $82.1 million proceeds from additional borrowing on Term Loan, which were partially offset by $106.8 million used for partial purchase of the 7.875% Senior Notes and $15.4 million used for purchase of capped call for the Exchangeable Senior Notes.

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

Off-Balance-Sheet Arrangements

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property, indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to our directors and officers in connection with legal proceedings, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities and commitments varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events, which are not reasonably determinable. Management believes that any liability for these indemnities and commitments would not be material to our accompanying consolidated financial statements.

We do not have any other significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K, as of December 29, 2013 or December 30, 2012.

ITEM 7A.     QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. As of December 29, 2013, we had approximately $282.2 million held in demand deposit accounts, approximately $3.9 million held in overnight money market funds, approximately $11.4 million invested in certificates of deposits partially insured by the FDIC and $14.0 million held in time deposits. Our cash and short-term investment position is highly liquid, of which approximately $286.1 million are with maturity terms of 0 to 30 days and $25.4 million are with a maturity term of 181 to 365 days at the time of purchase. Accordingly, our interest income fluctuates with short-term market conditions, but our exposure to interest rate risk is minimal due to the short term nature of our cash and investment position.

On August 26, 2013, we completed an offering of $150.0 million aggregate principal amount of Notes in a private placement. The Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2.0% per year. In accounting for the Notes at issuance, we separated the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. Of the total debt obligations as of December 29, 2013, approximately 41% were fixed rate and 59% were variable rate. The Term Loan has a LIBOR floor of 1.25%. While LIBOR is below 1.25%, our interest expense will not change along with short-term change in interest rate environment. When LIBOR is above 1.25%, changes in interest rates associated with the Term Loan could then result in a change to our interest expense. For example, a 1% aggregate change in interest rates would increase or decrease our contractual interest expense by approximately $3.0 million annually.

Default Risk

We intend to actively monitor market conditions and developments specific to the securities and security classes in which we invest. We take a conservative approach to investing our funds in that our policy is to invest only in highly-rated securities with relatively short maturities, and we do not invest in securities we believe involve a higher degree of risk.

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 29, 2013 and comparable fair values as of December 30, 2012:

	2014	2015	2016	2017	2018	Thereafter	Total	2013 Fair Value	2012 Fair Value
	(in thousands, except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$286,069	$-	$-	$-	$-	$-	$286,069	$286,069	$262,177
Weighted-average interest rate	0.19%	0.00%	0.00%	0.00%	0.00%	0.00%	0.19%
Short Term Investment:
Fixed rate amounts	$25,428	$-	$-	$-	$-	$-	$25,428	$25,428	$51,720
Weighted-average interest rate	0.53%	0.00%	0.00%	0.00%	0.00%	0.00%	0.53%

Total Investment Portfolio	$311,497	$-	$-	$-	$-	$-	$311,497	$311,497	$313,897

Debt Obligations
Debt—fixed rate amounts	$94,064	$-	$-	$-	$-	$150,000	$244,064	$270,912	$201,000
Weighted-average interest rate	7.88%	0.00%	0.00%	0.00%	0.00%	2.00%	4.27%
Debt—variable rate amounts	$3,858	$3,000	$3,000	$3,750	$3,000	$283,392	$300,000	$299,022	$217,917
Weighted-average interest rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%

Total Debt Obligations	$97,922	$3,000	$3,000	$3,750	$3,000	$433,392	$544,064	$569,934	$418,917

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

The following table provides information about our foreign currency forward contracts as of December 29, 2013 and December 30, 2012:

	December 29, 2013			December 30, 2012
	Notional Amount	Average Contract Rate	Estimated Fair Value	Notional Amount	Average Contract Rate	Estimated Fair Value
	(in thousands, except contract rates)
Non-Designated Hedges
Foreign currency forward contracts
Buy JPY / Sell USD	$28,232	¥104.31	$(226)	$12,258	¥83.92	$(296)
Sell JPY / Buy USD	$41,994	¥96.36	$3,493	$45,059	¥80.21	$3,032
Sell EUR / Buy USD	$23,446	€0.73	$(87)	$-	€-	$-

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spansion Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011

Net sales	$971,690	$915,932	$1,069,883
Cost of sales	719,062	632,417	847,797
Gross Profit	252,628	283,515	222,086
Research and development	126,768	107,850	106,644
Sales, general and administrative	178,265	135,607	108,461
Net gain on sale of Kuala Lumpur land and building	-	(28,434)	-
Restructuring charges	6,017	5,650	12,295
Operating income (loss)	(58,422)	62,842	(5,314)
Other income (expense):
Interest and other income (expense), net	4,406	4,688	3,954
Interest expense	(29,792)	(30,147)	(33,151)
Gain on Acquisition of Microcontroller and Analog Business	7,950	-	-
Income (loss) before income taxes	(75,858)	37,383	(34,511)
Provision for income taxes	(2,410)	(12,999)	(21,037)
Net income (loss)	$(78,268)	$24,384	$(55,548)
Less: Net income (loss) attributable to the noncontrolling interest	-	(503)	338
Net income (loss) attributable to Spansion Inc. common stockholders	$(78,268)	$24,887	$(55,886)

Net income (loss) per share:
Basic	$(1.34)	$0.41	$(0.91)
Diluted	$(1.34)	$0.41	$(0.91)

Shares used in per share calculation:
Basic	58,599	59,984	61,338
Diluted	58,599	61,021	61,338

See Accompanying Notes

Spansion Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Net income (loss)	$(78,268)	$24,384	$(55,548)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(1,350)	(1,057)	(831)
Gain on recovery from impaired investments	(1,200)	1,200	-
Net unrealized gain on cash flow hedges:
Net unrealized hedge gain arising during the period	15,714	741	-
Net gain reclassified into earnings for cash flow hedges (ineffective portion)	(2,415)	-	-
Net gain reclassified into earnings for cash flow hedges (effective portion)	(13,298)	(740)	-
Net unrealized gain on cash flow hedges	1	1	-
Other comprehensive income (loss), net of tax	(2,549)	144	(831)
Total comprehensive income (loss)	$(80,817)	$24,528	$(56,379)
Less: Comprehensive income (loss) attributable to noncontrolling interest	-	(503)	338
Comprehensive income (loss) attributable to Spansion Inc. common stockholders	$(80,817)	$25,031	$(56,717)

See Accompanying Notes

Spansion Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 29, 2013	December 30, 2012
Assets

Current assets:
Cash and cash equivalents	$286,069	$262,177
Short-term investments	25,428	51,720
Accounts receivable, net	177,838	106,864
Inventories	254,154	182,192
Deferred income taxes	4,592	8,699
Prepaid expenses and other current assets	52,756	28,531
Total current assets	800,837	640,183

Property, plant and equipment, net	185,505	176,728
Intangible assets, net	167,949	149,153
Goodwill	166,422	166,931
Other assets	60,208	39,171
Total assets	$1,380,921	$1,172,166

Liabilities and Equity

Current liabilities:
Accounts payable	126,680	85,542
Accrued compensation and benefits	57,876	26,080
Other accrued liabilities	86,352	29,913
Income taxes payable	4,651	2,618
Deferred income	30,247	9,135
Current portion of long-term debt	97,320	5,382
Total current liabilities	403,126	158,670

Deferred income taxes	3,675	9,393
Long-term debt, less current portion	404,612	410,913
Other long-term liabilities	32,048	31,416
Total liabilities	843,461	610,392

Commitments and contingencies (Note 20)	-	-
Stockholders’ equity:
Capital stock:
Class A common stock, $0.001 par value, 150,000,000 shares authorized, 58,882,949 shares issued and outstanding as of December 29, 2013 (57,267,409 as of December 30, 2012)	59	58
Class B common stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding as of December 29, 2013 and December 30, 2012	-	-
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 29, 2013 and December 30, 2012	-	-
Additional paid-in capital	747,393	690,891
Accumulated deficit	(205,959)	(127,691)
Accumulated other comprehensive loss	(4,033)	(1,484)
Total Stockholders’ equity	537,460	561,774
Total liabilities and stockholders' equity	$1,380,921	$1,172,166

See Accompanying Notes

Spansion Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 29 2013	December 30, 2012	December 25, 2011
Cash Flows from Operating Activities:
Net income (loss)	$(78,268)	$24,384	$(55,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	91,216	95,431	149,747
Costs relating to partial repurchase of 7.875% Senior Unsecured Notes	2,280	-	-
Asset impairment charges	-	2,070	19,502
Provision (benefit) for deferred income taxes	(4,985)	5,889	6,646
Gain on sale of Kuala Lumpur land and buildings	-	(28,434)	-
Net gain on sale and disposal of property, plant, and equipment	(3,082)	(6,086)	(3,109)
Gain on acquisition of microcontroller and analog business	(7,950)	-	-
Gain on recovery from impaired investments	(11,236)	(1,059)	-
Compensation recognized under employee stock plans	30,687	34,363	19,197
Non-cash inventory expenses related to fresh start markup	-	-	8,260
Changes in assets and liabilities, net of effect of acquisition
Accounts Receivable	(68,957)	2,528	55,022
Inventories	30,529	(8,667)	(10,194)
Prepaid expenses and other current assets	7,274	2,301	11,651
Other assets	(25,929)	10,128	(20,662)
Accounts payable, accrued liabilities, and accrued compensation	106,665	(15,382)	(135,666)
Income taxes payable	2,037	981	405
Deferred income	21,122	(9,047)	(6,916)
Net cash provided by operating activities	$91,403	$109,400	$38,335
Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	$3,206	$45,635	$8,432
Purchases of property, plant and equipment	(56,002)	(42,286)	(66,510)
Proceeds from recovery of impaired investments	11,566	1,059	-
Business acquisition, net of cash acquired	(149,952)	-	581
Proceeds from redemption of marketable securities	146,840	112,467	45,929
Purchases of marketable securities	(120,549)	(96,334)	(88,803)
Net cash provided by (used in) investing activities	(164,891)	20,541	(100,371)
Cash Flows from Financing Activities:
Additional borrowings on term loan, net of discount	82,117	-	-
Refinancing cost on Term Loan and Revolver	(416)	(2,597)	-
Payments on financing arrangements	(9,386)	(30,390)	(7,524)
Proceeds from issuance of 2.0% Senior Exchangeable Notes	150,000	-	-
Costs relating to issuance of 2.0% Senior Exchangeable Notes	(4,506)	-	-
Purchase of capped call for the 2.0% Senior Exchangeable Notes	(15,375)	-	-
Partial repurchase of 7.875% Senior Notes including costs	(106,779)	-	-
Acquisition of noncontrolling interest	-	(4,024)	-
Proceeds from issuance of common stock, net of offering costs	2,693	1,588	5,386
Cash settlement on hedging activies	(268)	(1,073)	(1,061)
Purchase of bankruptcy claims	-	(24,450)	(70,989)
Net cash provided by (used in) financing activities	98,080	(60,946)	(74,188)
Effect of exchange rate changes on cash and cash equivalents	(700)	(1,668)	1,780
Net increase (decrease) in cash and cash equivalents	23,892	67,327	(134,444)
Cash and cash equivalents at the beginning of period	262,177	194,850	329,294
Cash and cash equivalents at end of period	$286,069	$262,177	$194,850

Supplemental Cash Flows Disclosures:
Interest paid	$26,477	$30,904	$29,861
Income taxes paid, net of refunds	$7,761	$7,016	$14,356
Non-cash investing and financing activities:
Liabilities recorded for purchase of property, plant & equipment	$9,495	$11,359	$19,995
Liabilities relating to software license and intellectual property obligations	$17,572	$5,623	$-
Term Loan amendment	$-	$218,789	$-

See Accompanying Notes

Spansion Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Spansion Inc's Stockholders' Equity	Noncontrolling Interest	Total Equity (Deficit)

Balance at December 26, 2010	61,741	$62	$721,712	$(96,692)	$(797)	$624,285	$-	$624,285

Net loss from December 26, 2010 to December 25, 2011	-	-	-	(55,886)	-	(55,886)	338	(55,548)
Other comprehensive income (loss), net	-	-	-	-	(831)	(831)		(831)
Vesting of RSUs	760	1	0	-	-	1	-	1
Exercise of options	511	1	5,374			5,375	-	5,375
Retirement of common stock	(3,675)	(4)	4	-	-	-	-	-
Costs related to Stock offering	-	-	11			11	-	11
Compensation recognized under new employee stock plan	-	-	19,197	-	-	19,197	-	19,197
Consolidation of noncontrolling interest	-	-	-	-	-	-	1,040	1,040
Retirement of stock relating to bankruptcy claims purchased	-	-	(70,989)	-	-	(70,989)	-	(70,989)
Balance at December 25, 2011	59,337	$60	$675,309	$(152,578)	$(1,628)	$521,163	$1,378	$522,541

Net loss from December 26, 2011 to December 30, 2012	-	-	-	24,887	-	24,887	(503)	24,384
Other comprehensive income, net	-	-	-	-	144	144	-	144
Acquisition of a variable interest entity	-	-	4,079			4,079	(875)	3,204
Vesting of RSUs	931	1	0	-	-	1	-	1
Exercise of options	132	0	1,387			1,387	-	1,387
Retirement of common stock	(3,133)	(3)	3	-	-	(0)	-	(0)
Compensation recognized under new employee stock plan	-	-	34,363	-	-	34,363	-	34,363
Retirement of stock relating to bankruptcy claims purchased	-	-	(24,450)	-	-	(24,450)	-	(24,450)
Other	-	-	200			200		200
Balance at December 30, 2012	57,267	$58	$690,891	$(127,691)	$(1,484)	$561,774	$-	$561,774

Net loss from December 30, 2012 to December 29, 2013	-	-	-	(78,268)	-	(78,268)		(78,268)
Other comprehensive loss, net	-	-	-	-	(2,549)	(2,549)	-	(2,549)
Vesting of RSUs	1,739	1	(1)	-	-	-	-	-
Exercise of options	279	-	2,693			2,693	-	2,693
Retirement of common stock	(402)	-	-	-	-	-	-	-
Compensation recognized under employee stock plan	-	-	30,686	-	-	30,686	-	30,686
Issuance of 2% Senior Exchangable Notes including costs	-	-	38,499	-	-	38,499	-	38,499
Purchase of capped calls	-	-	(15,375)	-	-	(15,375)	-	(15,375)
Balance at December 29, 2013	58,883	$59	$747,393	$(205,959)	$(4,033)	$537,460	$-	$537,460

See Accompanying Notes

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

1. Nature of Operations

Spansion Inc. (“the Company”) is a leading designer, manufacturer and developer of embedded systems semiconductors, which include flash memory, microcontroller, mixed-signal, and analog products, and embedded system-on-chip solutions. On August 1, 2013, the Company acquired the MCA business of FSL for purchase consideration of $158.5 million ($150.0 million, net of cash acquired). The Company’s leading-edge intellectual property and products are driving the development of high quality, reliable and economical devices that are fast, intelligent, efficient and secure.

The Company focuses on the embedded markets such as transportation, industrial, consumer, communications and gaming require flash memory solutions, microprocessors, mixed-signal, and analog products, and other programmable semiconductors that run applications in a broad range of electronic systems. These markets are generally characterized by longer design and product life cycles, relatively stable pricing, more predictable supply-demand outlook and lower capital investments.

In addition to the Company’s products, the Company generates revenue by licensing its intellectual property to third parties and assists its customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

History of the Company

The Company was initially started as a manufacturing venture between Advanced Micro Devices, Inc. (AMD) and Fujitsu Limited (Fujitsu) in 1993 to produce flash memory devices, which were exclusively sold to AMD and Fujitsu. However, the Company later started selling its products directly to customers previously served by AMD. Spansion LLC, a wholly-owned subsidiary of the Company, was incorporated on December 21, 2005.

In March 1, 2009, the Company, along with some of its subsidiaries, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. On May 10, 2010, the Company emerged from the bankruptcy following the confirmation of the Plan of Reorganization by the U.S. Bankruptcy Court.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. The additional week in a 53-week fiscal year is added to the second quarter to realign the Company’s fiscal quarters more closely to calendar quarters. Fiscal 2013, fiscal 2012 and fiscal 2011 are comprised of 52-week, 53-week and 52-week periods, respectively.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries, and all intercompany accounts and transactions have been eliminated.

On August 8, 2011, the Company entered into a design services and purchase option agreement with a private semiconductor company, which was determined to be a variable interest entity (VIE) of which the Company was the primary beneficiary because the Company had the power to direct the activities of the entity through the arrangements. Consequently, the results of operations and financial condition of the VIE has been included in the consolidated financial statements of the Company effective August 8, 2011. The non-controlling interests attributed to the VIE are presented as separate components of the Company’s Consolidated Statements of Operations and Consolidated Balance Sheet. The VIE’s financial statements are not significant to the Company’s consolidated financial statements for the periods presented. On April 1, 2012, the Company acquired substantially all assets and assumed certain liabilities of the VIE under an asset purchase agreement and the entity ceased to be a VIE as of the acquisition date.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

On August 1, 2013, the Company acquired the MCA business of FSL. The consolidated financial statements include the results of operations of the Company, the MCA business commencing as of the acquisition date and all of the Company’s other wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements and disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Estimates are used to account for the fair value of assets acquired and liabilities assumed on acquisition, marketable securities, revenue adjustments, the allowance for doubtful accounts, inventory write-downs, valuation of acquired intangible assets, impairment of long-lived assets, legal contingencies, income taxes, stock-based compensation, the fair value of long-term debt, and product warranties. Actual results may differ from those estimates, and such differences may be material to the Company’s consolidated financial statements.

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

Inventories

Inventories are stated at cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. The Company writes down inventory based on its estimated forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.

Revenue Recognition

The Company recognizes revenue from product sales to original equipment manufacturers (OEMs) when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured. The Company records an allowance for estimated customer returns based on historical experience.

The Company sells directly to distributors under terms that provide for rights of return, stock rotation and price protection guarantees. Since the Company is unable to reliably estimate the returns under the stock rotation rights and price protection to its distributors, the Company defers the recognition of revenue and related product costs on these sales as deferred income until distributors submitted point of sales report to us. The Company also sells some of its products to certain distributors under sales arrangements that do not allow for rights of return or price protection on unsold products. The Company recognizes revenue on these sales when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured. The related costs of sales were recognized concurrent with revenue recognition.

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

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Property, Plant and Equipment

Depreciation and amortization are provided on a straight-line basis over the existing useful lives of the assets. Leasehold improvements are amortized over the shorter of the remaining terms of the lease or the estimated economic useful life of the improvements. Estimated useful lives for property, plant and equipment are as follows:

Machinery and Equipment (years)	2	to	7
Building and building improvements (years)	5	to	26

Goodwill

          Goodwill represents the allocated enterprise value in connection with fresh start accounting and the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. In accordance with the accounting guidance, goodwill amounts are not amortized, but rather are tested for impairment at the reporting unit level at least annually, or more frequently if there are indicators of impairment present. The Company concluded impairment should be evaluated at the single entity-wide (i.e., consolidated Spansion, Inc.) level. Refer to Note 8 for more information.

Intangible Assets

Intangible assets other than IPR&D include developed technology, customer relationships, trade names and trademarks, which are amortized on a straight-line basis over periods based on their estimated lives. See Note 8 for further details. If an IPR&D project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed and sales of related product commenced.

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

Foreign Currency Translation/Transactions

The functional currency of the Company and its foreign subsidiaries, except for Nihon Spansion Limited (which was incorporated in Japan in May 2010) is the U.S. dollar. Adjustments resulting from re-measuring foreign currency denominated transactions and balances of these subsidiaries, other than Nihon Spansion Limited, into U.S. dollars are included in the Consolidated Statements of Operations. Adjustments resulting from translating the foreign currency financial statements of Nihon Spansion Limited, for which the functional currency is the Japanese yen, into the U.S. dollar reporting currency were included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are recorded in interest and other income (expense), net.

Research and Development Expenses

The Company expenses research and development costs in the period in which such costs are incurred.

Advertising Expenses

Advertising costs are expensed as incurred and were immaterial for fiscal 2013, 2012 and 2011.

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

      On August 26, 2013, Spansion LLC issued $150.0 million of 2% Senior Exchangeable Notes due 2020 (the Notes) in a private placement. The Notes can be settled either by cash or shares of common stock of the Company, or a combination of both at the discretion of the Company. The potential dilution impact of the Notes is computed using the if-converted method. The if-converted method is used for convertible securities that have a potential for sharing in earnings as common stock. Thus, the interest expense less income tax effects applicable to the Notes are not recognized in net income(loss) to determine basic and diluted net income (loss) per share and the weighted–average number of shares is adjusted to reflect the assumed conversion as of the beginning of the year or actual date of issuance if later.

The following table presents the computation of basic and diluted net income (loss) per share:

	Year Ended

	December 29, 2013	December 30, 2012	December 25, 2011
	(in thousands except for per-share amounts)

Numerator:
Net income (loss)	$(78,268)	$24,887	$(55,886)
Denominator:
Denominator for basic net income per share, weighted average shares	58,599	59,984	61,338
Effect of dilutive securities:
Weighted average diluted options	-	1	-
Weighted average unvested RSU's, key executive RSU's	-	1,036	-
Denominator for diluted net income per share, weighted average shares	58,599	61,021	61,338

Net income (loss) per share:
Basic net income (loss) per share	$(1.34)	$0.41	$(0.91)
Diluted net income (loss)per share	$(1.34)	$0.41	$(0.91)
Potentially dilutive shares excluded from the diluted income per share computation because their effect would have been anti-dilutive
- RSUs and Options	5,037	7,530	1,374
- Conversion of Senior Exchangeable Notes	3,714	-	-

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

The Company estimates the grant date fair value of all options using the Black-Scholes option pricing model, which requires the use of inputs like expected volatility, expected term, expected dividend yield, and expected risk-free rate of return. The Company’s expected volatility is based largely on the historical volatility of its traded stock and to a lesser extent on the volatilities of its competitors with similar characteristics, who are in the same industry sector (guideline companies) because of the lack of sufficient historical realized volatility data on the Company’s stock price. The Company has used the simplified calculation of expected term as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options since emergence from the Chapter 11 bankruptcy. If the Company determines that other methods to estimate expected volatility or expected life were more reasonable, or if other methods for calculating these input assumptions were prescribed by authoritative guidance, the fair value calculated for stock-based awards could change significantly.

For key executive restricted stock units, the expense recognized in interim periods is dependent on the probability of the annual performance measure being achieved. The Company utilizes forecast of future performance to assess this probability and this assessment requires considerable judgment. The expense is trued up at year end when actual annual performance is known. The fair value of the performance-based restricted stock awards (PSUs) is estimated using a Monte Carlo simulation to simulate a range of possible future stock prices for the Company and the other companies in its peer group. The simulation requires assumptions for expected volatilities and correlation coefficients of each entity, risk-free rate of return, and dividend yield. Expected volatilities are based on historical volatilities over a period equal to the length of the measurement period for the Company and the other companies in the peer group. Correlation coefficients are based on the same data used to calculate historical volatilities and are used to model how each entity’s stock price moves in relation each of the other companies included in the peer group. Dividends are assumed to be reinvested in the issuing entity over the measurement period, equating to a zero percent dividend yield for the Company and the other companies in the peer group. The vesting of these PSUs is based on the total shareholder return (TSR) of the Company, relative to its peer group. The peer group is determined by the Company’s Compensation Committee on an annual basis and TSR is measured at the end of each of two 18-month performance periods.

In addition, the Company is required to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. The guidance on stock compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. The Company estimates forfeitures based on historical experience related to its own stock-based awards granted. The Company anticipates that these estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. When observable prices are not available, the Company either uses implied pricing from comparable companies or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. Please see Note 15 for further details on fair value measurement.

Estimates relating to Litigation Reserve

The Company’s litigation reserve policy is to record an estimate for litigation expenses required to defend it over the course of a reasonable period of time. Currently, this is estimated at twelve months in accordance with the accounting guidance. Judgment is necessary to estimate these costs and an accrual is made when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued an accounting standard update permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to US Treasury interest rates and the London Interbank Offered Rate (LIBOR). This guidance is effective prospectively for qualifying new or redesignated hedging relationships, entered into on or after July 17, 2013. The adoption of this guidance did not affect the Company’s consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued an accounting standard update that resolves the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The unrecognized tax benefit should be presented as a reduction to a deferred tax asset. This accounting standard update is effective for the first annual period beginning after December 15, 2013. The Company does not expect adoption of this guidance to affect its consolidated financial position, results of operations, or cash flows.

In February 2013, the FASB issued an accounting standard update to provide enhanced disclosures related to reclassifications out of accumulated other comprehensive income (AOCI). An entity will be required to disclose the effect of significant reclassifications out of AOCI on the respective line items in net income if an amount in AOCI is reclassified in its entirety. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance beginning in the first quarter of fiscal 2013 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued an accounting standard update requiring enhanced disclosure related to certain financial instruments and derivative instruments that are offset in the balance sheet or subject to enforceable master netting arrangement or similar arrangement. In January 2013, the FASB clarified the scope of this guidance as being applicable to derivatives, repurchase agreements and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirement becomes effective for the Company beginning the first quarter of fiscal year ending December 28, 2014. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

3. Acquisition

On August 1, 2013, the Company acquired the MCA business of FSL for purchase consideration of $158.5 million ($150.0 million, net of cash acquired). Pursuant to the terms and conditions of a Stock Purchase Agreement (SPA) with FSL, the Company acquired certain subsidiaries and assets and assumed certain liabilities of FSL for purposes of acquiring FSL’s business of designing, developing, marketing and selling, microcontroller and analog semiconductor products. These acquired subsidiaries are wholly owned and are located in Japan. The primary reason for the acquisition was to expand the Company’s embedded market leadership and support its customer base with a broader product line including flash memory, microcontroller, mixed-signal, and analog products, and embedded system-on-chip solutions. The acquisition was accounted for using the purchase method of accounting. During the fiscal year ended December 29, 2013, approximately $13.5 million were incurred as acquisition expenses and most of them were included in the sales, general and administrative expense line in the Consolidated Statement of Operations.

The table below represents the provisional allocation of the purchase price to the net assets acquired based on their estimated fair values as of August 1, 2013:

Fair Values
($ in thousands)
Cash	$8,595
Restricted cash	23,923
Accounts receivable	1,534
Inventory	104,300
Property and equipment, net	12,143
Intangible Assets
Developed technology
Automotive microcontrollers	10,500
Consumer microcontrollers	5,900
Analog	12,700
In-Process technology	500
Customer relationships	18,800
Trademarks	2,700
Tradenames	1,400
Deferred tax liability	(3,739)
Japan pension related obligation	(23,923)
Japan employee compensation and benefits liabilities and other	(8,840)
Gain on acquisition of Microcontroller and Analog business	(7,950)
Total Purchase Consideration	$158,543

The preliminary purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The Company has not finalized the purchase price allocation for this acquisition as additional information, such as tax related matters which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. The adjustments made in the fourth quarter of fiscal 2013 to the purchase price allocation were not material and related mainly to a liability recognized for employee’s compensation and benefits.

Gain on acquisition

 The accounting guidance requires that an economic gain resulting from the fair value received being greater than the consideration paid to acquire the net assets be recorded as a one-time gain included in earnings on the acquisition date. The Company recorded a gain on acquisition of $7.9 million in fiscal 2013, which is disclosed as a separate line in the accompanying Consolidated Statement of Operations.

The Company was able to acquire the MCA business for less than the sum of the fair value of its net assets largely as a result of its long-standing and on-going relationship with FSL, including the existing and future distribution and supply agreements and synergies between the Company’s core flash memory business, the MCA business and Fujitsu’s continuing business in the semiconductor space. Additionally, the Company believes there is a significant difference in the market participant approach it used to value the business compared to the way Fujitsu valued the business due to the differences in each company’s method of running the business. Historically, Fujitsu operated the MCA business as a fully integrated manufacturer owning substantially all of the manufacturing facilities in the supply chain. In recent years, the high fixed cost nature of this business model contributed to its substantial losses. The Company, conversely, valued the business using the income approach based on an outsourced business model where the Company mainly incurs only the variable cost of manufacturing in sourcing products for the MCA business going forward.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

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

In-process research and development (IPR&D) relates to research and development for products that have not yet reached technological feasibility. A discount rate of 26.0% was used to value the research and development projects, adjusted to reflect additional risks inherent in the acquired projects. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will be subject to periodic impairment testing. If a research and development project is terminated, the associated IPR&D asset will be written down to zero in the period in which the project is terminated. Upon successful completion of the development process for an acquired IPR&D project, determination of the useful life of the asset will be made; at that time, the asset would be considered a finite-lived intangible asset and the Company would begin to amortize the asset into earnings. Management estimates that it will take approximately three months to three years to complete the on-going projects from the acquisition date, depending on whether these relate to the analog, consumer or automotive microcontroller markets, and that the acquired assets will then be amortized using the straight line method over the estimated useful lives for developed technology in each of these markets.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of the MCA business. As a result of the acquisition, the Company entered into an agreement with Fujitsu for the distribution of its microcontroller and analog products in Japan and acquired several non-Japan customer relationships. Customer relationships were valued using the with-and-without-method, a form of the income approach, which captures the opportunity cost associated with the theoretical loss of customers existing as of the valuation date. The method involves a comparison of the cash flows as if the customer relationships were in place versus as if the customer relationships were to be created "from scratch". This method also assumes that all other assets, know-how and technology were easily available in both scenarios.

Product trademarks and trade names are considered a type of guarantee of a certain level of quality or performance. A well-recognized mark or name is an intangible asset that may have considerable value to the Company.  As a result of the acquisition of Fujitsu’s MCA business, the Company was assigned the right to utilize certain product trademarks. In addition to the product trademarks assigned, the Company was also allowed to use the Fujitsu trademark for a transitionary period of 6 months.  The product trademarks and royalty-free right to use the Fujitsu name were valued using the Relief-from-Royalty Method of the Income approach. This method is based on the assumption that in lieu of ownership, a market participant would be willing to pay a royalty in order to exploit the related benefits of this asset.

Customer relationships, trademarks and trade names were fair valued using a discount rate of 24.0%. The estimated fair values of these intangibles will be amortized on a straight line basis.

Liability for employees related pension obligations

The majority of the transferred employees were participants in the Fujitsu Corporate Pension Fund and Retirement Allowance Plan (together, the Pension Plan). In accordance with the SPA, these employees will remain in, and will continue to participate in the Pension Plan through the acquired subsidiaries in Japan. All pension related costs will be billed by Fujitsu to Spansion periodically, and related assets will continue to be managed and invested by the Pension Plan.

The Pension Plan had underfunded liabilities as of August 1, 2013 which the Company assumed, pursuant to a cash transfer by FSL for the total amount of such obligation. The liabilities and related cash transfer amount were determined based on the estimated present value of the projected defined-benefit obligation less the estimated fair value of Pension Plan assets at August 1, 2013 that were allocated from the Fujitsu Pension Plan for the transferred employees in accordance with the terms of the SPA. This SPA provides that such cash transferred will not be used by the Company for any purposes other than to pay benefits to the transferred employees. As a result, this cash is treated as restricted cash and is recorded in Other Current Assets and the underfunded liabilities are recorded under Accrued Compensation and Benefits in the Consolidated Balance Sheet. The Company has accounted for the Pension Plan under the multi-employer accounting rules.

In January 2014, the Company received approval from the transferred employees' union to establish a Spansion managed defined contribution plan and a cash contribution plan. The Company also notified Fujitsu Pension Fund in January 2014 of its intent to withdraw from that plan as of April 1, 2014. Upon withdrawal from the Fujitsu Pension Plan the Company will contribute the assets withdrawn and the cash transferred from FSL as part of the MCA business acquisition to Spansion's defined contribution plan on April 1, 2014.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Other liabilities assumed as part of the acquisition

The Company assumed certain other liabilities of $8.8 million relating to employee compensation and benefits mainly relating to Japan for which FSL provided cash in the same amount.

Pro Forma consolidated results of operations

The following unaudited pro forma consolidated results of operations for the fiscal years ended December 29, 2013 and December 30, 2012 assume the acquisition had occurred as of December 26, 2011. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on December 26, 2011 or of results that may occur in future. For the purpose of this pro forma financial information, adjustments were made in all periods to include the depreciation of the acquired property and equipment, the amortization of the acquired intangible assets and the income tax effects relating to such adjustments. Adjustments were also made to exclude the gain on acquisition, acquisition related costs, amortization of fair market value of inventory markup and the income tax effects relating to such adjustments for the fiscal year ended December 29, 2013 and to include these items for the fiscal year ended December 30, 2012:

	Year Ended
	December 29, 2013	December 30, 2012
	(in thousands, except per share amounts)
Net sales	$1,261,221	$1,518,020
Net income (loss)	$(178,115)	$(227,079)

Net income (loss) per share
Basic	$(3.04)	$(3.79)
Diluted	$(3.04)	$(3.79)

The MCA business acquired contributed net sales of $222.8 million from the acquisition date of August 1, 2013 through December 29, 2013. It is impracticable to determine the earnings for the MCA business as the Company does not allocate non-operating items to its various product groups.

4. Balance Sheet Components

The Company’s cash balances are held in numerous locations throughout the world, but primarily held in the United States. As of December 29, 2013, the Company had cash, cash equivalents and short-term investments of $298.3 million held within the United States and $13.2 million held outside of the United States. As of December 30, 2012, the Company had cash, cash equivalents and short-term investments of $303.1 million held within the United States and $10.8 million held outside of the United States

All securities other than the FDIC-insured certificates of deposit were designated as available-for-sale. FDIC-insured certificates of deposits are held to maturity. Gross unrealized gains and losses on cash equivalents and short term investments were not material as of December 29, 2013 and December 30, 2012.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

	December 29, 2013	December 30, 2012
	(in thousands)

Cash and cash equivalents:
Cash	$282,163	$258,126
Cash equivalents:
Money market funds	3,906	1,181
FDIC-insured certificates of deposit	-	2,870
Cash and cash equivalents	$286,069	$262,177

Short term investments
Commercial Paper	$-	$14,980
Time Deposit	14,045	-
FDIC-insured certificates of deposit	11,383	36,740
Short term investments	$25,428	$51,720

Account receivable
Accounts receivable, gross	$178,252	$107,127
Allowance for doubtful accounts	(414)	(263)
Account receivable, net	$177,838	$106,864

Inventories
Raw materials	$11,056	$8,647
Work-in-process	176,601	149,722
Finished goods	66,497	23,823
Inventories	$254,154	$182,192

Property, plant and equipment, net
Land	$45,168	$45,168
Buildings and leasehold improvements	61,923	59,807
Equipment	385,679	341,129
Construction in progress	19,734	11,694
Accumulated depreciation and amortization	(326,999)	(281,069)
Property, plant and equipment, net	$185,505	$176,728

Other Long Term Assets
Long Term License	$30,273	$10,002
Others	29,935	29,169
Other Long Term Assets	$60,208	$39,171

Accrued Compensation and Benefits
Accrued Vacation	$11,077	$9,404
MCA business employee obligation	22,406	-
Others	24,393	16,676
Accrued Compensation and Benefits	$57,876	$26,080

Accrued Liabilities
Short Term License Liability	$13,003	$3,377
Litigation reserve	20,419	-
Others	52,930	26,536
Accrued Liabilities	$86,352	$29,913

Depreciation expense was $51.6 million for the year ended December 29, 2013, $67.3 million for the year ended December 30, 2012 and $124.9 million for the year ended December 25, 2011.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

5. Accumulated Other Comprehensive Loss

The following table summarizes the activity related to accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Net Gains and Losses on Cash Flow Hedges		Unrealized Gains and Losses on Available-for-Sale Securities	Total
	(in thousands)

Beginning Balance, December 30, 2012	$(2,685)	$1		$1,200	$(1,484)
Other comprehensive income before reclassification, net of tax	(1,350)	15,714		-	14,364
Amounts reclassified to earnings (ineffective portion)	-	(2,415	)(2)	-	(2,415)
Amounts reclassified to earnings (effective portion)	-	(13,298	)(1)	-	(13,298)
Amounts reclassified on gain on recovery from impaired investments to earnings	-	-		(1,200)	(1,200)
Net other comprehensive loss	$(1,350)	$1		$(1,200)	$(2,549)
Ending Balance, December 29, 2013	$(4,035)	$2		$-	$(4,033)

(1) Reclassified into Net Sales line item of the Consolidated Statement of Operations. Please see Note 16 for further details.

(2) Reclassified into Interest and Other Income (expense), net line item of the Consolidated Statement of Operations. Please see Note 16 for further details on the ineffective portion of the cash flow hedges.

6. Equity Incentive Plan and Stock-Based Compensation

Plan Descriptions

2010 Equity Incentive Award Plan

The equity incentive award plan is available for issuance of shares to the Company’s employees, consultants and non-employee members of its Board of Directors, in the form of equity awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock unit (RSU) awards, restricted stock, performance awards and deferred stock.

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

Annual RSU awards granted in fiscal 2010 and fiscal 2011 to certain senior officers and employees vest over four years in four substantially equal annual installments on the anniversary date of the grant. In fiscal 2012, the Company issued RSU awards which vest over three years in three substantially equal annual installments on the anniversary date of the grant. 10% up to a maximum of 100 shares of the RSU awards granted to the Company’s US employees, excluding the executive officers on May 10, 2010, vested immediately. For non-employee directors, one twelfth of the RSU awards granted vest on a quarterly basis over three years. In fiscal 2013, the Company issued RSU awards which vest over two years in two substantially equal annual installments on the anniversary date of the grant. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated or forfeited, or fail to vest will again be available for grant under the 2010 Plan.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The 2010 Plan also provides for the issuance of performance-based RSU (including key executive RSU) awards, which the Company issued to certain senior executives. Key executive RSUs granted have both service conditions and certain performance conditions, relating to annual revenue and operating margin, for vesting. The key executive RSU awards granted in fiscal 2010 and fiscal 2011 have a four-year performance period. The key executive RSU awards granted in fiscal 2012 have a three-year performance period. A minimum of 50% and a maximum of 150% of base shares may vest over a three-year period, subject to the Company’s financial performance. If the performance goals are not met in a particular year, the unvested shares will be carried forward but will be forfeited if not earned by the last performance year. If performance is above target in a particular year, base shares earned will be accelerated after shares carried forward from prior years are used. However, no more than the number of shares in the initial grant can be earned. In the first quarter of fiscal 2012, the Company issued additional key executive RSU awards with a two-year performance period, with 100% of each target award (base shares) subject to performance goals in each of the two fiscal years following the date of grant. The two-year awards were granted to certain executives in lieu of participation in the Company’s annual cash bonus plan. The annual performance goals for these awards are the same as those for the three and four-year key executive RSU awards. A minimum of 0% and maximum of 100% of base shares vest each year, subject to performance. Unvested shares will not be carried forward and will be forfeited if not earned in any particular year. Vesting of 50% of the first year’s award was accelerated on July 31, 2012 based on achievement of the first six month’s performance targets in fiscal 2012.

In the first half of fiscal 2013, the Company granted performance-based restricted stock units (PSUs) to certain senior executives. The PSUs have vesting percentages ranging from 0% to 100%, calculated based on the relative total shareholder return (TSR) of the Company’s common stock as compared to the TSR of its peer companies. These awards are divided into two equal tranches, each with an 18-month performance period. The first performance period is from February 1, 2013 through July 31, 2014 and the second performance period is from August 1, 2014 through January 31, 2016. The grant date fair value for these grants is estimated using the Monte-Carlo performance share unit valuation model.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Valuation and Expense Information

The following table presents the total stock-based compensation expense resulting from the Company’s stock options and RSU awards for the years ended December 29, 2013, December 30, 2012 and December 25, 2011.

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(in thousands)

Cost of sales	$5,900	$6,790	$3,152
Research and development	9,340	8,696	4,472
Sales, general and administrative	15,447	18,877	11,573
Stock-based compensation expense after income taxes	$30,687	$34,363	$19,197

The weighted average fair value of the Company’s stock options granted is as follows:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011

Weighted average fair value of stock options granted	$4.68	$4.20	$8.62

The fair value of each stock option was estimated at the date of the grant using a Black-Scholes option pricing model, with the following assumptions for grants:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011

Expected volatility	46.19%	50.84%	56.18%
Risk-free interest rate	1.02%	0.64%	1.45%
Expected term (in years)	4.35	4.35	4.35
Dividend yield	0.00%	0.00%	0.00%

The assumptions used for evaluating the fair value of the PSU awards are as under:

	Year Ended
	December 29, 2013

Range of stock price on grant date	$11.5	to	$11.97
Range of expected volatility	36.01%	to	50.9%
Risk-free interest rate		0.21%
Dividend yield		0.00%

As of December 29, 2013, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $28.1million after reduction for estimated forfeitures. Such stock options and RSU awards will generally vest over an estimated weighted average amortization period of 1.43 years and 1.05 years as of December 29, 2013.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Shares Available to Grant

The numbers of shares of Class A common stock available for grant under the 2010 Plan are shown in the following table:

Shares Available For Grant
Shares reserved for grant under the 2010 plan as of December 26, 2010	511,731
Annual increase for 2011 under the 2010 Plan	4,321,911
Stock options granted through December 25, 2011, net of forfeitures	(1,779,266)
RSU awards granted through December 25, 2011, net of forfeitures	(763,988)
Key executive RSU awards granted through December 25, 2011, net of forfeitures	(140,034)
Shares available for grant under the 2010 Plan as of December 25, 2011	2,150,354
Annual increase for 2012 under the 2010 Plan	3,560,245
Stock options granted through December 30, 2012, net of forfeitures	(2,478,327)
RSU awards granted through December 30, 2012, net of forfeitures	(1,028,600)
Key executive RSU awards granted through December 30, 2012 net of forfeitures	(1,100,222)
Shares available for grant under the 2010 Plan as of December 30, 2012	1,103,450
Annual increase for 2013 under the 2010 Plan	2,577,033
Stock options granted through December 29, 2013, net of forfeitures	(180,271)
RSU awards granted through December 29, 2013, net of forfeitures	(824,644)
Key executive RSU awards granted through December 29, 2013 net of forfeitures	36,836
PSU awards granted through December 29, 2013 net of forfeitures	(362,000)
Shares available for grant under the 2010 Plan as of December 29, 2013	2,350,404

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activities and related information under the 2010 Plan for the periods presented:

	Number of Shares	Exercise Price	Contractual Life (in years)	Value (in thousands)
Outstanding as of December 26, 2010	3,027,943	$10.93	6.40	$27,875
Granted	2,490,610	$18.75
Forfeited	(711,344)	$14.21
Exercised	(511,415)	$10.51		$4,681
Outstanding as of December 25, 2011	4,295,794	$14.97	5.65	$-
Granted	2,747,400	$10.04
Forfeited	(269,073)	$13.91
Exercised	(132,229)	$10.48		$262
Outstanding as of December 30, 2012	6,641,892	$13.06	5.34	$15,228
Granted	644,000	$11.47
Forfeited	(463,729)	$13.26
Exercised	(279,234)	$9.65		$688
Outstanding as of December 29, 2013	6,542,929	$13.03	4.42	$14,061
Exercisable as of December 29, 2013	4,866,265	$13.61	4.07	$9,673

No income tax benefit was realized from stock option exercises for fiscal 2013, 2012 and 2011. Total fair value of options vested was $14.3 million for fiscal 2013, $13.5 million for fiscal 2012, $8.6 million for fiscal 2011.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

          The following table summarizes RSU award activities and related information for the periods presented:

	Shares	Weighted-Average Grant-date Fair Value
Unvested as of December 26, 2010	1,841,559	$11.12
Granted	1,160,345	$19.17
Forfeited	(396,357)	$13.78
Vested	(462,512)	$11.32
Unvested as of December 25, 2011	2,143,035	$14.94
Granted	1,328,143	$10.37
Forfeited	(299,543)	$13.37
Vested	(652,719)	$11.10
Unvested as of December 30, 2012	2,518,916	$13.72
Granted	1,137,388	$12.33
Forfeited	(312,744)	$12.70
Vested	(958,848)	$11.67
Unvested as of December 29, 2013	2,384,712	$14.01

The following table summarizes key executive RSU award activities and PSU award and related information for the periods presented:

	RSUs		PSUs
	Number of Shares	Weighted-Average Grant-date Fair Value	Number of Shares	Weighted-Average Grant-date Fair Value
Unvested as of December 26, 2010	1,127,015	$10.51	-	$-
Granted	376,000	$19.64	-	$-
Forfeited	(235,966)	$11.90	-	$-
Vested	(297,093)	$10.51	-	$-
Unvested as of December 25, 2011	969,956	$13.71	-	$-
Granted	1,100,222	$10.04	-	$-
Forfeited	-	$-	-	$-
Vested	(278,007)	$10.06	-	$-
Unvested as of December 30, 2012	1,792,171	$12.02	-	$-
Granted	-	$-	406,000	$7.38
Forfeited	(36,836)	$12.53	(44,000)	$7.40
Vested	(781,049)	$11.52	-	$-
Unvested as of December 29, 2013	974,286	$12.40	362,000	$7.38

7. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables, derivatives and the capped calls.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable aggregated approximately 39% of our accounts receivable balance from two customers as of December 29, 2013 and approximately 25% of our accounts receivable balance from one customer as of December 30, 2012.

Concentration of credit risk with respect to revenues exists because revenues from one distributor, Fujitsu Semiconductor Limited (FSL) and its subsidiaries, accounted for approximately 39%, 33% and 29% of the Company’s total net sales for fiscal 2013, fiscal 2012 and fiscal 2011. The increase of sales through FSL to 39% of the total net sales in fiscal 2013 related to the MCA business for which FSL is the sole distributor in Japan.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The Company mitigates its credit risk in relation to derivatives and the capped calls by using major financial institutions as counterparties.

8. Intangible Assets and Goodwill

Goodwill represents the allocated enterprise value in connection with fresh start accounting under the accounting guidance and the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. In September 2011, the FASB amended its guidance to simplify testing goodwill for impairment, allowing an entity to first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not (> 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The Company elected to adopt this accounting guidance for the year ended December 30, 2012.

The Company has one reporting unit. The fair value of the Company was substantially in excess of its estimated carrying amount as of the quantitative analysis of goodwill impairment performed in fiscal 2011. In fiscal 2012, the Company performed the qualitative assessment of goodwill and concluded that there was no impairment. In fiscal 2013, the Company performed a quantitative assessment of goodwill using the market valuation approach and concluded that there was no impairment to goodwill.

The changes in the carrying amount of goodwill for the year ended December 29, 2013, are as follows:

	December 29, 2013	December 30, 2012
	(in thousands)
Goodwill	$166,422	$166,931

The changes in the carrying amount of goodwill since December 30, 2012 resulted from foreign currency translation adjustments.

Intangible assets at December 29, 2013 and December 30, 2012 are as follows:

	December 29, 2013							December 30, 2012
	(in thousands)
	Estimated range of lives (in years)			Gross Amount	Additions	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	5	to	10	$111,376	$29,100	$(53,661)	$86,815	$111,376	$(35,386)	$75,990
Customer relationships	5	to	10	91,709	18,800	(36,366)	74,143	93,264	(25,191)	68,073
Trade names	0.5	to	7	8,252	1,400	(5,719)	3,933	8,374	(3,284)	5,090
Trademarks	7	to	8	-	2,700	(142)	2,558	-	-	-
IP R&D (1)				-	500	-	500	-	-	-
Total				$211,337	$52,500	$(95,888)	$167,949	$213,014	$(63,861)	$149,153

(1) All the IP R&D projects are expected to be transferred to developed technology by the first quarter of fiscal 2016

The Company recorded intangible assets of $52.5 million as of the acquisition date as a result of the Fujitsu acquisition. Please see Note 3 for further details relating to the intangible assets recorded as part of the acquisition.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The actual amortization expense and estimated future amortization expenses for the Company’s intangible assets are summarized below:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(in thousands)
Amortization Expense	$32,026	$27,605	$23,541

Estimated Future Amortization
(in thousands)
Fiscal 2014	$34,987
Fiscal 2015	35,704
Fiscal 2016	35,871
Fiscal 2017	24,886
Fiscal 2018 and beyond	36,001
Total	$167,449

9. Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets

         During fiscal 2011, the Company tested its long-lived assets for recoverability because it believed that the downturn in the wireless market and the decision to close its facility in Kuala Lumpur were indicators of impairment. In accordance with the accounting guidance , an impairment loss shall be recognized only if the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. That assessment shall be based on the carrying amount of the asset group at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. The Company compared the undiscounted cash flows from the use and eventual disposition with the carrying amount at the entity level. The result was a recovery that was greater than the carrying value. Accordingly, the Company did not record an impairment charge in fiscal 2011.

Prior to performing the asset recovery test discussed above, for the year ended December 25, 2011, the Company recorded impairment charges of approximately $19.5 million primarily due to the disposal of assets previously held for sale and other tools not in service, as well as impairment of certain prepayments to vendors.

10. Related Party Transactions

As of December 30, 2012, SLS Spansion Holdings, LLC and its affiliates (Silver Lake) were holders of greater than 10% of the Company’s voting securities and two affiliates of Silver Lake Sumeru Fund L.P. were members of the Company’s Board of Directors. As of December 29, 2013, Silver Lake were not holders of greater than 10% of the Company's voting securities and the two Board members had retired.

On April 30, 2011, the Company entered into a purchase agreement with SL Capital Appreciation Fund, L.L.C., Silver Lake Sumeru Fund, L.P. and Silver Lake Credit Fund, L.P. to purchase all rights with respect to certain bankruptcy claims that will be settled with its common shares. The aggregate purchase price paid by the Company for the claims was approximately $29.0 million and was recognized in stockholder’s equity as a component of additional paid in capital.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

11. Financing arrangements

The following table summarizes the Company’s debt at December 29, 2013 and December 30, 2012:

	December 29 , 2013	December 30 , 2012
	(in thousands)
Debt:
Term Loan	$296,135	$216,295
2.0% Senior Exchangeable Notes	111,733	-
7.875% Senior Notes	94,064	200,000
Total debt	$501,932	$416,295
Less: current portion	97,320	5,382
Long-term debt	$404,612	$410,913

Senior Secured Term Loan (Term Loan)

On February 9, 2010, Spansion LLC, the wholly owned operating subsidiary, borrowed $450 million under a Senior Secured Term Loan facility (the Term Loan) pursuant to which we incurred financing points, fees to the arrangers and legal costs of approximately $11.1 million, which were charged to interest expense in the Predecessor. In addition, we paid the lenders approximately $10 million of financing fees upon the release of Term Loan funds from escrow. During the fourth quarter of fiscal 2010, the Company issued $200.0 million of the 7.875% Senior Notes due 2017 and concurrently repaid $196.0 million of the Senior Secured Term Loan.

On May 12, 2011, Spansion LLC amended the Term Loan to reduce the margin on base rate loans from 3.75% per annum to 2.50% per annum, to reduce the margin on Eurodollar rate loans from 4.75% per annum to 3.50% per annum, and to reduce the LIBOR floor on Eurodollar rate loans from 1.75% to 1.25%, effective as of May 16, 2011. The Company incurred a $2.5 million re-pricing penalty associated with the amendment of the Term Loan, which was treated as a debt discount and amortized using the interest method over the term of the debt.

On December 13, 2012, Spansion LLC amended the Term Loan, giving it the ability to add incremental term loans in an aggregate amount for all such increases not to exceed (a) $100 million less the aggregate amount of incremental facilities under the Revolving Credit Facility and (b) an additional amount if, after giving effect to the incurrence of such additional amount, Spansion LLC is in compliance with a senior secured leverage ratio of 2.75:1.00.  On the closing date of the December 2012 amendment to the Term Loan (the Term Loan Facility), Spansion LLC paid the lenders an upfront fee of approximately $1.1 million, which was treated as a debt discount and amortized using the interest method over the term of the debt.

On December 19, 2013, Spansion LLC amended the Term Loan to reduce the interest rate on the approximately $214 million from LIBOR plus 4.00% (with a LIBOR floor of 1.25%) to LIBOR plus 3.00% (with a LIBOR floor of 0.75). In conjunction with the amendment, Spansion LLC borrowed an additional amount of approximately $82.0 million under the Term Loan, net of issuance costs. The amendment also provided for modifications to certain covenants and other provisions of the Term Loan Facility, including among other things, an extension of the maturity date to December 19, 2019 from December 13, 2018 and an increase of the general investment and restricted payments basket from $50 million to $75 million. The other covenants and provisions of the Term Loan Facility remain unchanged. The amendment was accounted for as a modification of debt under the accounting guidelines. The Company incurred $2.1 million in fees and costs in connection with the amendment, of which $1.8 million was treated as a debt discount to be amortized using the interest method over the term of the debt.

The Term Loan Facility is collaterized by a first priority security interest in, among other items, (i) all equity interests of Spansion Technology LLC, Spansion LLC and each of its direct and indirect domestic subsidiaries, and certain intercompany debt, (ii) all present and future tangible and intangible assets of Spansion LLC and its direct and indirect domestic subsidiaries, and (iii) all proceeds and products of the property and assets described in (i) and (ii). The collateral described in the foregoing sentence also secures the 2012 Revolving Credit Facility described below and certain hedging arrangements on an equal priority basis.

Spansion LLC may elect that the loans under the Term Loan Facility bear interest at a rate per annum equal to (i) 2.00% per annum plus the highest of (a) the prime lending rate, and (b) the Federal Funds rate plus 0.50%; or (ii) 3.00% per annum plus a 1-month, 3-month, or 6-month LIBOR rate (or 9-month and 12-month LIBOR rate with the consent of all the lenders), subject to a 0.75% floor. The default rate is 2.00% above the rate otherwise applicable.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

            The Term Loan Facility may be optionally prepaid at any time without premium, provided that, prior to the first six months from December 19, 2013, the closing date of the most recent amendment on the Term Loan Facility, a prepayment premium of 1% will be applied to any prepayment or refinancing of any portion of the Term Loan Facility in connection with Spansion LLC’s incurrence of debt with a lower interest rate or any amendment to the Term Loan Facility that has the effect of reducing the effective yield. The Term Loan Facility is subject to mandatory prepayments in an amount equal to: (a) 100% of the net cash proceeds from the sale or other disposition of all or any part of the assets or extraordinary receipts of Spansion Inc. or any of its subsidiaries, in excess of $10 million per fiscal year, respectively, subject to certain reinvestment rights, (b) all casualty and condemnation proceeds received by Spansion Inc. or any of its subsidiaries in excess of $10 million individually or in an aggregate amount, subject to certain reinvestment rights, (c) 50% of the net cash proceeds received by Spansion Inc. or any of its subsidiaries from the issuance of debt after the closing date of the Term Loan Facility (other than certain permitted indebtedness) and (d) 50% of excess cash flow of Spansion Inc. and its subsidiaries, or 25%, if Spansion LLC has a leverage ratio of 2.5 to 1.0 or less, respectively. Voluntary prepayments will be applied to the remaining scheduled principal repayment installments of the Term Loan Facility on a pro-rata basis while mandatory prepayments will be applied to remaining scheduled amortization as directed by Spansion LLC.

           Under the Term Loan Facility, the Company is subject to a number of covenants, including limitations on (i) liens and further negative pledges, (ii) indebtedness, (iii) loans and other investments, (iv) mergers, consolidations and acquisitions, (v) sales, transfers and other dispositions of assets, (vi) and dividends and other distributions subject to a $75 million general restricted payment basket and an additional builder basket resulting from excess cash flow and certain proceeds.

            As of December 29, 2013, the Company was in compliance with all of the Term Loan Facility’s covenants.

2010 Revolving Credit Facility

On May 10, 2010, the Company entered into a revolving credit facility agreement (the 2010 Revolving Credit Facility) with Bank of America and other financial institutions, which provided up to $65 million to supplement our working capital. On August 15, 2011, the Company amended the 2010 Revolving Credit Facility to include, among other changes, a reduction of the commitment to $40 million. On December 13, 2012, the Company voluntarily terminated the 2010 Revolving Credit Facility and all outstanding fees and expenses due were paid off at termination.

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

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

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

As of December 29, 2013, the Company was in compliance with all of the 2012 Revolving Credit Facility’s covenants. Drawdown under the 2012 Revolving Credit Facility requires that the Company meet or obtain a waiver to certain conditions precedent including the senior secured leverage ratio not to exceed 2.75:1.00 and compliance with the coverage and leverage ratios described above, as of the last day of the fiscal quarter most recently ended. Based on the financial results for the quarter ended December 29, 2013, the Company does not comply with the leverage ratio and has not obtained a waiver for those conditions. As of December 30, 2012, availability on the 2012 Revolving Credit Facility was $50 million with no outstanding balance.

2.00% Senior Exchangeable Notes

   On August 26, 2013, Spansion LLC, a wholly-owned subsidiary of the Company, issued $150.0 million of Senior Exchangeable Notes due 2020 (the Notes) in a private placement. The Notes are governed by an Indenture, dated August 26, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee. They are fully and unconditionally guaranteed on a senior unsecured basis by the Company and Spansion Technology LLC. The Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2.0% per year payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2014. The Notes may be due and payable immediately in certain events of default. Pursuant to the indenture, there are covenants that limit the amount of dividends that could be declared or made. The most restrictive covenant limits dividends to approximately $100.0 million.

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

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The Notes were issued at face value, resulting in net proceeds of approximately $145.5 million after related offering expenses. In accounting for the Notes at issuance, the Company separated the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. Upon issuance of the Notes, the Company recorded $110.2 million as debt and $39.8 million as additional paid-in capital in stockholders' equity.

The Company incurred transaction costs of approximately $4.5 million relating to the issuance of the Notes. In accounting for these costs, the Company allocated the costs of the offering between debt and equity in proportion to the fair value of the debt and equity recognized in accordance with the applicable accounting guidance. The transaction costs allocated to the debt component of approximately $3.3 million were recorded as deferred offering costs in other non-current assets and are being amortized as interest expense over the term of the Notes. The transaction costs allocated to the equity component of approximately $1.2 million were recorded as a decrease to additional paid-in capital.

The net carrying amount of the liability component of the Notes consists of the following:

December 29, 2013
(in thousands)
Principal amount	$150,000
Unamortized debt discount	38,267
Net carrying value	$111,733

The following table presents the interest expense recognized on the Notes:

Year Ended
December 29, 2013
(in thousands)
Contractual interest expense at 2% per annum	$1,044
Amortization of debt issuance costs	130
Accretion of debt discount	1,557
Total	$2,731

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Capped Calls

In connection with the issuance of the Notes, the Company entered into capped call transactions with certain bank counterparties to reduce the risk of potential dilution of the Company’s common stock upon the exchange of the Notes. The capped call transactions have a strike price of approximately $13.87 and a cap price of approximately $18.14, and are exercisable when and if the Notes are converted. If upon conversion of the Convertible Notes, the price of the Company’s common stock is above the strike price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value approximately equal to the difference between the price of the Company’s common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of the Company’s common stock related to the capped call transactions being exercised. The capped calls expire on September 1, 2020. The Company paid $15.4 million for these capped calls and recorded the payment as a decrease to additional paid-in capital.

7.875% Senior Notes due 2017

On November 9, 2010, Spansion LLC completed an offering of $200 million aggregate principal amount of 7.875% Senior Notes due 2017. The Senior Notes were issued at face value, resulting in net proceeds of approximately $195.6 million after related expenses. The Senior Notes were general unsecured senior obligations of Spansion LLC and were fully and unconditionally guaranteed by the Company and Spansion Technology LLC on a senior unsecured basis. Interest was payable on May 15 and November 15 of each year beginning May 15, 2011. As of December 29, 2013, the Company was in compliance of the covenants under the Senior Notes indenture.

On August 26, 2013, the Company used proceeds from the issuance and sale of the Notes to repurchase $105.9 million of the Senior Notes. On January 21, 2014, the Company redeemed the remaining approximately $94.0 million aggregate principal amount outstanding of Senior Notes at a redemption price that was 103.938% , which, with accrued and unpaid interest, and repurchase premium, was an aggregate price of $99.1 million.

Covenants in the Senior Notes indenture included limitations on the amount of dividends up to approximately $81.8 million that can be declared or made.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Future Debt Payments

For each of the next five years and beyond, the scheduled maturities of the Company’s debt as of December 29, 2013, are as follows:

(in thousands)
Fiscal 2014	$111,132
Fiscal 2015	17,249
Fiscal 2016	17,166
Fiscal 2017	20,471
Fiscal 2018	16,938
Fiscal 2019 and beyond	449,804
632,760
Less: Interest	88,696
Total	$544,064

12. Interest Income and Other Income, Net

Interest income and other income, net consists of:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(in thousands)
Gain on recovery from impaired investments	$11,237	$1,059	$-
Reversal of litigation claim reserve	-	4,033	-
Interest income	547	1,226	1,155
Preferential claim receipts - bankruptcy	-	1,171	2,542
Gain on ineffective hedges	2,415	-	-
Financing arrangements related costs	(8,126)	(1,932)	(831)
Foreign exchange (loss)/ gain	(1,726)	(869)	38
Other income	59	-	1,050
	$4,406	$4,688	$3,954

13. Employees related pension obligations

The employees in Japan that were transferred from FSL as part of the acquisition of the MCA business were participants in the Pension Plan. In accordance with the SPA, these employees will remain in, and will continue to participate in the Pension Plan through the acquired subsidiaries in Japan, and the Company will continue to fund the benefit obligations attributable to the transferred employees enrolled in these plans. The benefits provided by the Pension Plan are based on employee’s years of service and compensation levels. The Company accounted for the Pension Plan as a multiemployer plan wherein the expense recorded for the plan was equal to the annual cash contributions for the period. These contributions are determined in accordance with the charter of the Fujitsu Corporate Pension Fund. The Company recorded pension expense of approximately $2.4 million for the fiscal year ended December 29, 2013. The Company has also recorded $22.4 million as restricted cash and $22.4 million as a liability in the Consolidated Balance Sheet as of December 29, 2013 for the estimated underfunded portion of this pension. Please see also Note 3.

          Based on the most recent year-end report available for the Fujitsu Defined Benefit Plan, the pension plan had the actuarial liabilities of $10,632.4 million and the total plan assets of $9,517.5 million for the plan year ended March 31, 2013. The plan received contributions of $649.7 million from the participating employers in the plan for the year ended March 31, 2013.

The Company may also be subject to additional liabilities imposed by law as a result of its participation in a multi-employer defined benefit pension plan. The Plan imposes certain liabilities upon an employer who is a contributor to a multi-employer pension plan under specific circumstances such as if the employer withdraws from the plan, or the plan is terminated, or experiences a mass withdrawal. These liabilities include an allocable share of the underfunded vested benefits in the plan for all plan participants, not merely the benefits payable to a contributing employer’s own retirees. As a result, participating employers may bear a higher proportion of liability for underfunded vested benefits such as other participating employers cease to contribute or withdraw, with the reallocation of liability being more acute in cases when a withdrawn employer is insolvent or otherwise fails to pay its withdrawal liability.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

           The details of the multi-employer pension plan (Fujitsu Defined Benefit Corporate Pension) are as follows:

Pension Fund	Pension Protection Act Zone Status(1)	Contributions by the Company (in '000 s)	Expiration of Collective Bargaining Agreement	Unpaid Pension Liability as of 12/29/13 ( in '000 s)
2013	NA	2,425	March 31, 2014	426

(1)	Based on the total plan assets and accumulated benefit obligations of the plan as of March 31, 2013, the plan was at least 90 percent funded.

In January 2014, the Company received approval from the transferred employees' union to establish a Spansion managed defined contribution plan and a cash contribution plan. The Company also notified Fujitsu Pension Fund in January 2014 of its intent to withdraw from that plan as of April 1, 2014. Upon withdrawal from the Fujitsu Pension Plan the Company will contribute the assets withdrawn and the cash transferred from FSL as part of the MCA business acquisition to Spansion’s defined contribution plan on April 1, 2014.

 14. Income Taxes

Income (loss) before income taxes consists of:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(in thousands)
Domestic operations	$(98,775)	$(26,399)	$(74,554)
Foreign operations	22,917	63,782	40,043
Totals	$(75,858)	$37,383	$(34,511)

The provision for income taxes consists of:

	Year Ended
	December 30, 2013	December 30, 2012	December 25, 2011
	(in thousands)
Current:
U.S. federal	$5,981	$5,121	$5,582
U.S. state and local	55	173	30
Foreign national and local	1,243	1,532	9,355
	$7,279	$6,826	$14,967
Deferred:
U.S. federal	(3,739)	-	-
U.S. state and local	-	-	-
Foreign national and local	(1,130)	6,173	6,070
	(4,869)	6,173	6,070
Provision for income taxes	$2,410	$12,999	$21,037

Income tax expense recorded for the fiscal 2013 differs from the income tax expense that would be derived by applying a U.S. statutory tax rate of 35% to the income before income taxes due to the Company’s inability to benefit from U.S. operating losses, and income that was earned and tax effected in foreign jurisdictions with different tax rates. The income tax expense includes foreign taxes as well as $4.1 million related to withholding tax on Samsung licensing revenue. These were offset by the release of reserves for uncertain tax positions of $4.6 million in foreign locations and the impact from the acquisition of the MCA business of $3.7 million.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 29, 2013 and December 30, 2012 are as follows:

	Year Ended
	December 29, 2013	December 30, 2012
	(in thousands)
Deferred tax assets:
NOL and credit carryforwards	$322,807	$311,124
Deferred distributor income	11,833	6,981
Inventory valuation	11,053	21,123
Reserves and Accruals	17,533	15,752
Property, plant and equipment	16,820	20,340
Other	18,336	18,054
Total deferred tax assets	398,382	393,374
Less: valuation allowance	(357,883)	(326,405)
	40,499	66,969
Deferred tax liabilities:
Intangibles basis difference	(22,422)	(48,878)
Unremitted Earnings	(12,643)	(14,984)
Other	(3,872)	(2,954)
Total deferred tax liabilities	(38,937)	(66,816)
Net deferred tax assets	$1,562	$153

          For the period ended December 29, 2013, the net valuation allowance increased by $31.5 million over the period ended December 30, 2012 primarily due to unbenefited net operating losses and tax credits generated in the U.S.

As of December 29, 2013, the Company had U.S. federal and state net operating loss carry forwards of approximately $1,024 million and $219.8 million, respectively. Approximately $489.7 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. These net operating losses, if not utilized, expire from 2016 to 2033. The Company also has U.S. federal credit carryovers of $3.3 million, which expire from 2020 to 2033. The Company also has state tax credits of $18.2 million, which includes California state tax credits of $17.5 million, which can be carried forward indefinitely.

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

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The table below displays the reconciliation between statutory federal income taxes and the total provision for income taxes.

	Tax	Rate
	(in thousands, except for percentages)
Year ended December 29, 2013
Statutory federal income tax expense	$(26,550)	35.0%
State taxes	55	(0.1%)
Foreign income tax at other than U.S. rates	2,219	(2.9%)
Reserve release from statute expirations	(4,620)	6.1%
Acquisition of MCA business	(3,739)	4.9%
Valuation allowance	35,045	(46.2%)
Provision for income taxes	$2,410	(3.2%)
Year ended December 30, 2012
Statutory federal income tax expense	$13,084	35.0%
State taxes	173	0.5%
Foreign income tax at other than U.S. rates	(5,866)	(15.6%)
Reserve release from statute expirations	(3,813)	(10.3%)
Valuation allowance	9,421	25.2%
Provision for income taxes	$12,999	34.8%
Year ended December 25, 2011
Statutory federal income tax expense	$(12,079)	35.0%
State taxes	30	(0.1%)
Foreign income tax at other than U.S. rates	16,400	(47.5%)
Reserve release from statute expirations	(590)	1.7%
Valuation allowance	17,276	(50.1%)
Provision for income taxes	$21,037	(61.0%)

The Company has made no provision for U.S. income taxes on approximately $118.4 million of cumulative undistributed earnings of certain foreign subsidiaries at December 29, 2013 because it is the Company’s intention to reinvest such earnings indefinitely. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The Company enjoys tax holidays in Malaysia and Thailand.  The Tax holidays provide for lower or zero rates of taxation and require various thresholds of investment and business activities in those jurisdictions.  These tax holidays are in effect currently and scheduled to expire starting 2021 if not extended.  The net impact of these tax holidays was to decrease the Company’s tax expense by approximately $3.8M, $3.7M and $0 in the fiscal years 2013, 2012 and 2011, respectively. The estimated range of tax benefits from the above tax holidays on diluted earnings per share for fiscal years 2013, 2012 and 2011 were approximately $0.06 to $0.07, $0.06 to $0.07, $0, respectively.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at December 26, 2010	$53,584
Additions based on tax positions related to the current year	1,504
Additions for tax positions of prior years	28,627
Reductions for tax positions of prior years	(2,877)
Lapse of statue of limitations	(468)
Balance at December 25, 2011	$80,370
Additions based on tax positions related to the current year	2,126
Additions for tax positions of prior years	965
Reductions for tax positions of prior years	(1,422)
Lapse of statue of limitations	(1,081)
Balance at December 30, 2012	$80,958
Additions based on tax positions related to the current year	88
Additions for tax positions of prior years	639
Reductions for tax positions of prior years	(495)
Lapse of statue of limitations	(1,742)
Balance at December 29, 2013	$79,448

All of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate. However, $67.2 million of the unrecognized tax benefits are currently offset against net operating loss carry forwards and tax credit carry forwards subject to a full valuation allowance.

The Company recognized adjustments to interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 29, 2013, December 30, 2012 and December 25, 2011, the Company recognized tax benefits of $1.1 million and $0.3 million respectively in interest and penalties. During the year ended December 25, 2011, the Company recognized approximately $5.3 million in interest and penalties.

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

15. Fair Value Measurements

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

Cash equivalents, auction rate securities and marketable securities are classified within Level 1 or Level 2. This is because the Company values them using quoted market prices or alternative pricing sources and models utilizing observable market inputs. Foreign currency forward contracts and interest rate derivative contracts are classified as Level 2 because the valuation inputs are based on observable market data of similar instruments. The Company principally executes its foreign currency contracts in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The valuation inputs for the Company’s foreign currency contracts are based on observable market data from public data sources (specifically, forward points, LIBOR rates, volatilities and credit default rates at commonly quoted intervals) and do not involve management judgment.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

In determining the fair value of the Company’s interest rate swap, the Company uses the present value of expected cash flows based on observable market interest rate yield curves commensurate with the term of each instrument. As of December 29, 2013, the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following and are categorized in the table below based upon the fair value hierarchy:

	December 29, 2013					December 30, 2012
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
	(in thousands)

Money market funds	$3,906	$-	$-	$3,906	(1)	$1,181	$-	$-	$1,181	(2)
Commercial paper	-	-	-	-		-	14,980	-	14,980	(2)
Foreign currency forward contracts	-	3,493	-	3,493	(1)	-	3,032	-	3,032
Auction rate securities	-	-	-	-		-	1,530	-	1,530
Total financial assets	$3,906	$3,493	$-	$7,399		$1,181	$19,542	$-	$20,723

Foreign currency forward contracts	-	313	-	313		-	296	-	296
Interest rate swaps	-	-	-	-		-	514	-	514
Total financial liabilities	$-	$313	$-	$313		$-	$810	$-	$810

(1) Total cash and cash equivalents, short-term investments of $311.5 million as of December 29, 2013 includes cash of $282.2 million held in operating accounts, $3.9 million in money market funds, $11.4 million held in FDIC-insured certificates of deposit and $14.0 million in time deposit accounts.

(2) Total cash and cash equivalents, short-term investments of $313.9 million as of December 30, 2012 includes cash of $258.1 million held in operating accounts, $1.2 million in money market funds, $39.6 million held in FDIC-insured certificates of deposit and $15.0 million in commercial paper.

Fair Value of Other Financial Instruments not carried at Fair Value

All of the Company’s long-term debt is traded in the market and the fair value in the table below is based on the quoted market price as of December 29, 2013 and December 30, 2012 and is categorized as Level 1. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	December 29, 2013		December 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Debt traded in the market :
Term Loan	$296,135	$295,170	$216,295	$217,917
2.0% Senior Exchangeable Notes	111,733	129,104	-	-
7.875% Senior Unsecured Notes	94,064	97,591	200,000	201,000
Total Debt Obligations	$501,932	$521,865	$416,295	$418,917

The fair value of the Company’s accounts receivable and accounts payable approximates their carrying value.

In connection with the issuance of the Notes, the Company purchased capped calls from certain counterparties. The initial fair value of the capped calls of $15.4 million was recorded within stockholders’ equity. The fair value of the capped calls is not remeasured each reporting period.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

16. Derivative Financial Instruments

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

At December 29, 2013, the Company had no outstanding forward contracts that were designated as cash flow hedge.

The following table summarizes the activity related to derivatives in accumulated other comprehensive income (loss), net of tax:

	Year Ended
	December 29, 2013	December 30, 2012
	(in thousands)

Beginning balance	$1	$-
Net gain reclassified into earnings on cash flow hedges (effective portion)	(13,298)	(740)
Net gain reclassified into earnings on cash flow hedges (ineffective portion)	(2,415)	-
Net unrealized hedge gain arising during the period	15,714	741
Ending balance	$2	$1

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

Buy / Sell	December 29, 2013	December 30, 2012
(in millions)

Japanese Yen / US dollar	JPY 2,945/$28.2	JPY 1,028.7/$12.3
US dollar / Japanese Yen	$42.0/JPY 4,047	$45.1/ JPY 3,614
US dollar / EUR	$23.4/EUR 17.1	-

Interest Rate Swap

The Company is exposed to the variability of quarterly interest payments on its Term Loan due to changes in the LIBOR above the floor rate of 1.25%. To mitigate this interest rate risk and comply with the hedging requirement in the initial Term Loan agreement, the Company entered into a series of interest rate swaps to manage the interest rate risk associated with its borrowings in the third quarter of fiscal 2010. The swap agreements have an aggregate notional amount of $250 million and expired on May 17, 2013. Under these agreements, the Company pays the independent swap counterparty a fixed rate of 2.42% and, in exchange, the swap counterparty pays the Company an interest rate equal to the floor rate of 2% or three-month LIBOR, whichever is higher. The mark-to-market of the swap has been reported as a component of interest expense because it does not qualify as a cash flow hedge.

The effects of derivative instruments on the Consolidated Statements of Operations are as follows:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(in thousands)
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts
Net unrealized hedge gain arising during the period (1)	$15,714	$741	$-

Net gain reclassified into earnings on cash flow hedges (effective portion) (2)	$(13,298)	$(740)	$-

Net gain reclassified into earnings on cash flow hedges (ineffective portion) (3)	$(2,415)	$-	$-

Derivatives Not Designated as Hedging Instruments
Net gain (loss) recognized in income
Swap interest expense (4)	$(8)	$(144)	$(1,328)
Foreign exchange forward contracts (3)	$(10,207)	$1,511	$(3,677)

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (OCI)
(2)	Effective portion classified as net product revenue
(3)	Classified in interest income and other (expense)
(4)	Classified in interest expense

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The gross fair values of derivative instruments on the Consolidated Balance Sheets were as follows:

	December 29, 2013		December 30, 2012
Balance sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(in thousands)
Prepaid expenses and other current assets
Foreign Currency Forward Contracts	$-	$3,493	$-	$3,032

Other accrued liabilities
Interest rate Swap	$-	$-	$-	$514
Foreign Currency Forward Contracts	$-	$313	$-	$296

17. Restructuring Charges

          Costs associated with restructuring activities are accounted for in accordance with accounting guidance as applicable. The determination of when the Company accrues for severance and benefits costs and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an ongoing benefit arrangement.

Fiscal 2013 Restructuring Plan

Beginning in the third quarter of fiscal 2013, in an effort to lower its expense levels, given the competitive pricing pressures and slower than expected growth in Japan revenues from flash memory products, the Company implemented a reduction in force to rationalize its global workforce.

             The following table presents a summary of restructuring activities related to 2013 restructuring plan described above:

Year Ended
December 29, 2013
(in thousands)
Accrued restructuring balance, beginning of period
$-
Provision:
Severance and others	6,017
Restructuring charges	6,017
Non-cash adjustments (1)	(469)
Cash payments	(4,704)
Accrued restructuring balance, end of period	$844

(1)	Non cash adjustments mainly relate to intangibles written off.

Fiscal 2011 Restructuring Plan

Beginning in the fourth quarter of fiscal 2011, the Company initiated a restructuring plan as part of a company-wide cost saving initiative aimed to reduce operating costs in response to the global economic challenges and the rapid change in the China wireless and handset market. In the area of reducing costs and improving efficiencies, the Company announced the reduction of headcount in several locations and the closure of the assembly, test, mark and pack facility in Kuala Lumpur which was completed in the first quarter of 2012.

During the second quarter of fiscal 2012, the Company sold its land and building relating to the KL facility for net proceeds of $38.6 million and realized a gain of $28.4 million. Total costs incurred under the fiscal 2011 restructuring plan were $22.6 million.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Restructuring charges for the years ended December 29, 2013, December 30, 2012 and December 25, 2011were as follows:

	Fiscal 2011 Restructuring Plan

	Year Ended December 29, 2013	Year Ended December 30, 2012	Year Ended December 25, 2011
	(in thousands)

Accrued restructuring balance, beginning of period:	$538	$8,087	$-
Provision:
Gain on sale of equipment	-	(3,798)	-
Asset relocation fees	-	4,686	177
Depreciation and asset impairment charges	-	2,070	164
Severance and others	-	3,550	11,954
Restructuring charges	-	6,508	12,295
Non-cash adjustments	(75)	1,568	(4)
Cash payments	(463)	(15,625)	(4,204)
Accrued restructuring balance, end of period:	$-	$538	$8,087

The Company does not expect to incur further restructuring charges under the 2011 Restructuring Plan.

18. Segment Reporting

The Company operates and measures its results in one reportable segment which primarily relates to the design, manufacture and development of embedded systems semiconductors. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. The Company has two major product groups for embedded applications: flash memory, microcontrollers and analog products. Revenues for the year ended December 29, 2013 were $748.9 million for flash memory and $222.8 million for the period August 1, 2013 through December 29, 2013 for microcontroller and analog products.

The following table presents a summary of net sales by geographic areas, based on ship-to location, for the periods presented:

	Year Ended

	December 29, 2013	December 30, 2012	December 25, 2011
	(in thousands)
Geographical sales:
Net sales to external customers:
Americas	$103,147	$89,905	$124,756
China	194,473	189,618	302,356
Korea	54,259	44,918	59,144
EMEA	162,835	158,572	178,464
Japan	264,168	273,303	281,563
Others	192,808	159,616	123,600

Total	$971,690	$915,932	$1,069,883

Revenues from one distributor, Fujitsu Semiconductor Limited (FSL) including its subsidiaries accounted for more than 10% of the Company’s net sales in the year ended December 29, 2013, December 30, 2012 and December 25, 2011. None of the end customers accounted for more than 10% of the Company’s net sales for the fiscal year 2013, 2012 and 2011.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

 Long-lived assets information is based on the physical location of the assets at the end of each fiscal year. The following table presents a summary of long-lived assets by geography:

	Year Ended
	December 29, 2013	December 30, 2012
	(in thousands)
Net property, plant and equipment:
United States	$142,756	$148,584
Malaysia	2,853	2,555
Thailand	25,934	23,455
Japan	10,762	186
Other countries	3,200	1,948
Total	$185,505	$176,728

19. Capital Structure

Upon emergence from the Chapter 11 Cases, the Company is authorized to issue under its Amended and Restated Certificate of Incorporation the following shares of capital stock is: (i) 150,000,000 shares of Class A Common Stock, par value $0.001 per share; (ii) one share of Class B Common Stock, par value $0.001 per share; and (iii) 50,000,000 shares of Preferred Stock, par value $0.001 per share, issuable in one or more series. As of December 29, 2013, there were 58,882,949 shares of Class A Common Stock and one share of Class B Common Stock issued and outstanding (including the shares reserved for issuance upon settlement of all the pre-petition claims in accordance with the Plan of Reorganization).

Common Stock

Except as described below or as required by law, the holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by stockholders and shall vote together as a single class. The holder of Class B Common Stock, Silver Lake, was entitled to vote for one director on the Board as of December 29, 2013. The holders of Class A Common Stock shall be entitled to vote for all other directors to the Board.

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

20. Commitments, Contingencies and Legal Matters

Operating Lease Commitments

Certain facilities are leased under various operating leases expiring at various dates through the year 2013. Certain of these leases contain renewal options. Rental expense was approximately $12.5 million for fiscal 2013, $11.1 million for fiscal 2012, $12.5 million for fiscal 2011.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The table below summarizes the Company’s future minimum lease payments under operating leases as of the end of fiscal 2013.

Operating Leases
(in thousands)
Fiscal 2014	$8,428
Fiscal 2015	3,885
Fiscal 2016	2,960
Fiscal 2017	1,197
Fiscal 2018	-
2019 & beyond	-
$16,470

Purchase Commitments

The Company has $106.1 million of purchase commitments with certain suppliers, primarily for inventory and some nonproduction items as of December 29, 2013, which is due through 2016.

Product Warranties

The Company generally offers a one-year limited warranty for all its products. The Company accrues for warranty expense based on historical data and for specific known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Changes in the Company’s liability for product warranty during the years ended December 29, 2013, December 30, 2012 and December 25, 2011 are as follows:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(in thousands)

Balance, beginning of period	$2,124	$2,537	$3,967
Provision for warranties issued	2,750	3,401	3,573
Settlements	(3,074)	(3,508)	(4,215)
Changes in liability for pre-existing warranties during the period	255	(306)	(788)
Balance, end of period	$2,055	$2,124	$2,537

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

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Legal Matters

Outstanding legal matters as of December 29, 2013 were as follows:

       In the Matter of Certain flash memory chips and Products Containing the Same, Investigation No. 337-TA-893, filed on August 1, 2013 and instituted on September 9, 2013.

On August 1, 2013, Spansion LLC, a wholly owned subsidiary of the Company, filed a complaint pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 (“Section 337”), to request that the ITC institute an investigation relating to the unlawful importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain Macronix flash memory chips (“Macronix Chips”) that infringe the Company’s valid patents, and/or are made, produced or processed under, or by means of, a process covered by the claims of the Company’s patents, and products containing the Macronix Chips.

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

On October 8, 2013, pursuant to 28 U.S.C. § 1659, each of the Defendants asserted its statutory right to a mandatory stay of all proceedings in the Northern District of California action until the determination of the ITC becomes final (see In the Matter of Certain flash memory chips and Products Containing the Same,, Investigation No. 337-TA-893, U.S. International Trade Commission, above). Because the requested stay is mandated by statute, the Company did not oppose the motion and the requested stay was granted.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Macronix International Co., LTD. v. Spansion Inc. et. al., U.S. District Court, Eastern District of Virginia.

On October 2, 2013, Macronix International Co., Ltd. filed a complaint in the U.S. District Court, Eastern District of Virginia, case no. 3:13-cv-679-REP, against Spansion Inc. and Spansion LLC for patent infringement. The Company has filed an answer to the complaint as well as motions to dismiss and to transfer jurisdiction. The complaint seeks unspecified monetary damages as well as injunctive relief.

On February 20, 2014, the court held the initial case management conference for this matter and set trial for January 20, 2015. The court has not yet ruled on Spansion's pending motions to transfer or dismiss. For that reason, the trial date is subject to change.

In the Matter of Certain flash memory chips and Products Containing the Same, Investigation No. 337-TA-909 filed on December 27, 2013.

On December 27, 2013, Macronix International Co., Ltd. and Macronix America, Inc., filed a complaint pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 (“Section 337”), to request that the U.S. International Trade Commission (“ITC”) institute an investigation relating to the importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain non-volatile memory products Spansion flash memory chips (“Spansion Chips”) and products containing the Spansion Chips. A revised complaint was filed on December 31, 2013, and a letter supplementing the revised complaint was filed on January 14, 2014. The revised complaint alleges that the Spansion Chips infringe the claims of certain patents owned by Macronix (“Macronix Patents”), and/or are made, produced or processed under, or by means of, a process covered by the claims of the Macronix Patents.

On January 29, 2014, the Commission instituted its investigation. The ITC has not yet instituted its investigation. Other than the Company, the principal parties, or respondents in the investigation are Beats Electronics LLC of Santa Monica, CA, Delphi Automotive PLC of Kent, United Kingdom, Delphi Automotive Systems, LLC of Troy, Michigan, Harman International Industries, Inc. of Stamford, CT, Harman Becker Automotive Systems, Inc. of Farmington Hills, MI, Harman Becker Automotive Systems GmbH of Karlsbad, Germany, Ruckus Wireless, Inc. of Sunnyvale, CA and Tellabs, Inc. of Naperville, IL.

Through this investigation, Macronix seeks a general exclusion order to exclude from importation all infringing Spansion Chips and downstream products containing such chips. In the event that the ITC is unwilling to issue a general exclusion order, Macronix seeks that a limited exclusion order be entered against each named Respondent and its subsidiaries and affiliates in order to remedy the Respondents’ violation of Section 337 and to prevent such future violations by Respondents. Macronix has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

Others

Besides the above, the Company is a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to these matters will not have a material adverse effect on the Company's financial condition, result of operations or cash flows.

21. Ongoing Chapter 11 Matters

Resolution of Outstanding Claims

Pursuant to the Plan, a claims agent has been appointed to analyze and, at the claims agent’s discretion, contest outstanding disputed claims totaling $1.5 billion, which included the $936.0 million general unsecured proof of claim filed by Spansion Japan as a result of the November 19, 2009 foundry agreement rejection order.

The Company purchased various claims from fiscal 2010 through fiscal 2012. Please refer to the Consolidated Statement of Cash Flows for the purchase of bankruptcy claims.

No matter the resolution of the claims, the shares outstanding will be distributed to holders of current and previously settled claims. The purchase price paid by the Company for all the above claims is recognized in stockholder’s equity as a component of additional paid in capital.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

As of December 29, 2013, the Company had resolved all of the outstanding disputed claims with the exception of potential preference claim reserves of $7.2 million, including reserves, and had 0.4 million unregistered shares of Class A common stock relating to the resolution of outstanding disputed claims.

22. Subsequent Event

On January 23, 2014, the Company completed the sale of certain real property consisting of the Company’s headquarters building and submicron development center, a Pacific Gas &Electric transmission facility and a warehouse building, for consideration of $60.0 million. Pursuant to the sale, the Company will be relocating its offices and facilities to a new location in Silicon Valley, California. Beginning January 23, 2014, the Company has entered into a lease of the property and has the option to leaseback up to 24 months from that date.

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

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 29, 2013. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 29, 2013, as stated in their report which appears on page 84 of this Annual Report on Form 10-K.

Management’s evaluation of the effectiveness of its internal control over financial reporting as of December 29, 2013 excluded the microcontroller and analog business (“MCA Business”) from its assessment of internal control over financial reporting as of December 29, 2013 because the MCA Business was acquired by us in a purchase business combination on August 1, 2013. The MCA Business is a wholly-owned business whose total assets and total revenues represented approximately 20% and 23%, respectively, of the related consolidated financial statement amounts as of, and for the year ended December 29, 2013.

/S/ JOHN H. KISPERT	/S/ RANDY W. FURR
John H. Kispert	Randy W. Furr
President and Chief Executive Officer	Corporate Executive Vice President and Chief Financial Officer
February 24, 2014	February 24, 2014

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Spansion Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Spansion, Inc. and its subsidiaries at December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded the microcontroller and analog business (“MCA Business”) from its assessment of internal control over financial reporting as of December 29, 2013 because the MCA Business was acquired in a purchase business combination on August 1, 2013. We have also excluded the MCA Business from our audit of internal control over financial reporting. The MCA Business is a wholly-owned business whose total assets and total revenues represented approximately 20% and 23%, respectively, of the related consolidated financial statement amounts as of, and for the year ended December 29, 2013.

/s/PricewaterhouseCoopers LLP

San Jose, California

February 24, 2014

Supplementary Financial Data (Unaudited)

Quarter Ended

(in thousands, except per share amounts)

	Quarters Ended

	December 29, 2013	September 29, 2013	June 30, 2013	March 31, 2013	December 30, 2012	September 30, 2012	July 1, 2012	March 25, 2012

Net sales (1)	$313,670	$273,378	$195,070	$189,572	$223,987	$239,747	$233,440	$218,758
Cost of sales	220,422	217,209	137,714	143,717	152,047	161,281	159,529	159,560
Gross profit	93,248	56,169	57,356	45,855	71,940	78,466	73,911	59,198
Research and development (1)	42,102	38,341	23,548	22,777	24,771	27,407	29,631	26,041
Sales, general and administrative (1)	60,824	54,544	34,414	28,483	32,121	35,228	35,617	32,640
Net gain on sale of Kuala Lampur land and building	-	-	-	-	-	-	(28,434)	-
Restructuring charges (credits)	(247)	6,264	-	-	-	1,862	(729)	4,518
Operating income (loss)	(9,431)	(42,980)	(606)	(5,405)	15,048	13,969	37,826	(4,001)
Interest and other income (expense), net (2)	(3,252)	3,578	3,118	962	2,472	1,267	(556)	1,505
Interest expense	(7,459)	(7,351)	(7,378)	(7,604)	(7,224)	(7,339)	(7,903)	(7,681)
Gain (loss) on acquisition of Microcontroller and Analog business (3)	(255)	8,205	-	-	-	-	-	-
Income (loss) before income taxes	(20,397)	(38,548)	(4,866)	(12,047)	10,296	7,897	29,367	(10,177)
(Provision) benefit for income taxes	(3,301)	1,644	1,635	(2,388)	(3,428)	(2,757)	(3,370)	(3,445)
Net income (loss)	$(23,698)	$(36,904)	$(3,231)	$(14,435)	$6,868	$5,140	$25,997	$(13,622)
Less: Net income (loss) attributable to the noncontrolling interest	-	-	-	-	-	-	-	(503)
Net income(loss) attributable to Spansion Inc. common stockholders	$(23,698)	$(36,904)	$(3,231)	$(14,435)	$6,868	$5,140	$25,997	$(13,119)

Net income (loss) per share
Basic	$(0.40)	$(0.63)	$(0.06)	$(0.25)	$0.11	$0.09	$0.43	$(0.22)
Diluted	$(0.40)	$(0.63)	$(0.06)	$(0.25)	$0.11	$0.08	$0.43	$(0.22)

Shares used in per share calculateion
Basic	58,878	58,785	58,646	58,086	60,144	60,139	59,975	59,676
Diluted	58,878	58,785	58,646	58,086	61,487	60,820	60,475	59,676

(1) The increase for the quarter ended September 29, 2013 and December 29, 2013 are mainly due to the acquisition of the MCA business
(2) The decrease for the quarter ended December 29, 2013 is due to $5.3M higher realized, unrealized loss on foreign currency transactions in the fourth quarter of fiscal 2013

(3) The gain for the quarter ended September 29, 2013 and December 29, 2013, relates to the gain and related adjustments on acquistion of the MCA business. The accounting guidance requires that the economic gain resulting from the fair value received being greater than the consideration paid to acquire the net assets to be recorded as an one-time gain included in earnings.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 29, 2013, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

 None.

PART III

ITEM  10.       DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

The information under the captions, “Director Compensation” and “Executive Compensation” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM  12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM  13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM  14.       PRINCIPAL ACCOUNT FEES AND SERVICES

The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2014 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2014 Proxy Statement, our 2014 Proxy Statement shall not be deemed to be filed as part of this Report.

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

10.22(i)***	Form of Performance-Based Restricted Stock Unit Award, filed as Exhibit 10.22(i) to Spansion’s Annual Report on Form 10-K for the period ended December 25, 2011, is hereby incorporated by reference.

10.22(j)***	Amended U.S. Employees Form of Stock Option Agreement and Terms and Conditions for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed herewith.

10.22(k)***	Amended U.S. Employees Form of Restricted Stock Unit Agreement and Terms and Conditions for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed herewith.

10.23***	Spansion Inc. 2010 Employee Incentive Plan, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

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

10.27*

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

10.30	Registration Rights Agreement between Spansion Inc. and the holders named therein, dated May 10, 2010, filed as Exhibit 4.4 to Form S-3 filed March 12, 2012, is hereby incorporated by reference.

10.31

Purchase Agreement between Spansion LLC and SL Capital Appreciation Fund, L.L.C., Silver Lake Sumeru Fund, L.P. and Silver Lake Credit Fund, L.P., dated April 30, 2011, filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q/A for the quarter ended June 26, 2011, is hereby incorporated by reference.

10.32

Registration Rights Agreement between Spansion LLC, Spansion Technology LLC, and Spansion Inc., and Barclays Capital Inc. and Morgan Stanley & Co. Incorporated, dated November 9, 2010, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated November 9, 2010, is hereby incorporated by reference.

10.33

Claims Agent Agreement between Spansion Inc. and Pirinate Consulting Group, LLC , dated as of May 7, 2010., filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 96, 2010, is hereby incorporated by reference.

10.34

Sale and Purchase Agreement between Spansion (Kuala Lumpur) SDN. BHD., a company incorporated in Malaysia and a wholly owned subsidiary of Spansion LLC, and Current Connection SDN. BHD., a company incorporated in Malaysia, dated March 12, 2012, filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012, is hereby incorporated by reference.

10.35

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

10.35(a)	Amendment No. 1 and Incremental joinder, dated September 27, 2013, to the Revolving Credit Agreement dated as of December 13, 2012 among Spansion LLC, the Guarantors party thereto, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Documentation Agent, Morgan Stanley Bank, N.A. as Swing Line Lender and Issuing Bank, Barclays Bank PLC, as Collateral Agent, and Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as Joint Lead Arrangers and Joint Book Runners, filed herewith.

10.36

Stock Purchase Agreement, dated as of April 30, 2013, by and among Spansion LLC, Nihon Spansion Limited, and Fujitsu Semiconductor Limited, filed as Exhibit 2.1 to Spansion’s Current Report on Form 8-K dated April 30, 2013, is hereby incorporated by reference.

10.37*

AM Product Foundry Agreement, dated as of August 1, 2013, by and between Spansion LLC and Fujitsu Semiconductor Limited, filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, is hereby incorporated by reference.

10.38*

AM Product Sort Services Agreement, dated as of August 1, 2013, by and between Spansion LLC and Fujitsu Semiconductor Limited, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, is hereby incorporated by reference.

10.39*

AM Product Assembly and Test Services Agreement, dated as of August 1, 2013, by and between Spansion LLC and Fujitsu Semiconductor Limited, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, is hereby incorporated by reference.

10.40*

AM Product Distribution Agreement, dated as of August 1, 2013, by and between Spansion LLC and Fujitsu Semiconductor Limited, filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, is hereby incorporated by reference.

10.41*

Transition Services Agreement, dated as of August 1, 2013, by and between Spansion LLC and Fujitsu Semiconductor Limited, filed as Exhibit 10.5 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, is hereby incorporated by reference.

10.42*

Intellectual Property Assignment Agreement, dated as of August 1, 2013, by and between Spansion LLC and Fujitsu Semiconductor Limited, filed as Exhibit 10.6 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, is hereby incorporated by reference.

10.43*

Intellectual Property Assignment Agreement, dated as of August 1, 2013, by and between Spansion LLC and Fujitsu Semiconductor Limited, filed as Exhibit 10.7 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, is hereby incorporated by reference.

10.44

Letter Agreement, dated August 20, 2013, between Barclays Bank PLC, Spansion LLC and Spansion Inc., regarding the Capped Call Transaction, filed as Exhibit 10.1 to Spansion's Current Report on Form 8-K dated August 26, 2013, is hereby incorporated by reference.

10.45

Letter Agreement, dated August 20, 2013, between Citibank, N.A., Spansion LLC and Spansion Inc., regarding the Capped Call Transaction, filed as Exhibit 10.2 to Spansion's Current Report on Form 8-K dated August 26, 2013, is hereby incorporated by reference.

10.46

Letter Agreement, dated August 20, 2013, between Jefferies LLC, Spansion LLC and Spansion Inc., regarding the Capped Call Transaction, filed as Exhibit 10.3 to Spansion's Current Report on Form 8-K dated August 26, 2013, is hereby incorporated by reference.

10.47

Letter Agreement, dated August 20, 2013, between Wells Fargo Securities, LLC, Spansion LLC and Spansion Inc., regarding the Capped Call Transaction, filed as Exhibit 10.4 to Spansion's Current Report on Form 8-K dated August 26, 2013, is hereby incorporated by reference.

10.48

Indenture, dated August 26, 2013, between Spansion LLC, the Guarantors and Wells Fargo Bank, National Association, as trustee, including the form of 2.00% Senior Exchangeable Notes due 2020, filed as Exhibit 4.1 to Spansion's Current Report on Form 8-K dated August 26, 2013, is hereby incorporated by reference.

10.49

Amendment No. 1 and Incremental Joinder Agreement, dated as of December 19, 2013, by and among Spansion LLC, a Delaware limited liability company, as the Borrower, Spansion Inc., a Delaware corporation, and Spansion Technology LLC, a Delaware limited liability company, as the Guarantors, the lenders party thereto from time to time, Barclays Bank PLC, as the Administrative Agent and Collateral Agent, and Morgan Stanley Senior Funding, Inc., as Documentation Agent filed as Exhibit 10.1 to Spansion's Current Report on Form 8-K dated December 19, 2013, is hereby incorporated by reference.

10.50	Option Agreement for the Purchase and Sale of Real Property and Escrow Instructions, entered into October 18, 2013, between Spansion LLC Watt Communities LLC.

10.50(a)	Reinstatement and First Amendment, dated November 21, 2013, to the Option Agreement for the Purchase and Sale of Real Property and Option Instructions dated October 15, 2013, filed herewith.

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

SPANSION INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY BALANCE SHEETS

(in thousands)

	Years Ended
	December 29, 2013	December 30, 2012	December 25, 2011

Assets
Investment in subsidiaries	$537,460	$561,774	$521,163

Total assets	$537,460	$561,774	$521,163

Equity
Spansion Inc. Stockholders’ equity:
Capital stock:
New Class A common stock, $0.001 par value, 150,000,000 shares authorized, 58,882,949 shares issued and outstanding	59	58	60
New Class B common stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding	-	-	-
New preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-	-
Additional paid-in capital	747,393	690,891	675,309
Accumulated deficit	(205,959)	(127,691)	(152,578)
Accumulated other comprehensive loss	(4,033)	(1,484)	(1,628)

Total equity	$537,460	$561,774	$521,163

The accompanying notes are an integral part of these financial statements

SPANSION INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended
	December 29, 2013	December 30, 2012	December 25, 2011

Equity in undistributed earnings of subsidiary
	$(78,268)	$24,887	$(55,886)

Net income (loss)	$(78,268)	$24,887	$(55,886)

The accompanying notes are an integral part of these financial statements

 SPANSION INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Net income (loss)	$(78,268)	$24,384	$(55,548)
Other comprehensive loss, net of tax:
Net foreign currency translation adjustment	(1,350)	(1,057)	(831)
Gain on recovery from impaired investments	(1,200)	1,200	-
Net unrealized gain on cash flow hedges:
Net unrealized hedge gain arising during the period	15,714	741	-
Net gain reclassified into earnings for cash flow hedge (ineffective portion)	(2,415)	-	-
Net gain reclassified into earnings for cash flow hedge (effective portion)	(13,298)	(740)	-
Net unrealized gain on cash flow hedges	1	1	-
Other comprehensive income (loss), net of tax:	(2,549)	144	(831)
Total comprehensive income (loss)	$(80,817)	$24,528	$(56,379)
Less: Comprehensive income (loss) attributable to noncontrolling interest	-	(503)	338
Comprehensive income (loss) attributable to Spansion Inc. common stockholders	$(80,817)	$25,031	$(56,717)

 The accompanying notes are an integral part of these financial statements

SPANSION INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Cash Flows from Operating Activities:
Net income (loss)	$(78,268)	$24,887	$(55,886)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	78,268	(24,887)	55,886
Net cash used in operating activities	$-	$-	$-

Cash Flows from Investing Activities:
Investment in subsidiary	(2,693)	(1,588)	(5,386)
Distribution from subsidiary	-	24,450	70,989
Net cash provided by (used by) investing activities	(2,693)	22,862	65,603

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs	2,693	1,588	5,386
Purchase of bankruptcy claims	-	(24,450)	(70,989)
Net cash provided by (used in) financing activities	2,693	(22,862)	(65,603)

Net (decrease) increase in cash and cash equivalents	-	-	-
Cash and cash equivalents at the beginning of period	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SPANSION INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements for Spansion Inc. (the “Parent Company”) summarize the results of operations and cash flows of the Parent Company for the years ended December 29, 2013, December 30, 2012 and December 25, 2011 and its financial position at December 29, 2013 and December 30, 2012.

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

Under the terms of agreements governing the 7.875% Senior notes issued by Spansion LLC, a subsidiary of Spansion Inc., such subsidiary is significantly restricted from making dividend payments, loans or advances to Spansion Inc. and its subsidiaries. These restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of Spansion Inc. and its subsidiaries exceeding 25% of the consolidated net assets of Spansion Inc. and its subsidiaries.

2. DIVIDENDS RECEIVED FROM SUBSIDIARIES

          During the years ended December 29, 2013 and December 30, 2012 and December 25, 2011 no dividends were paid to the Parent Company by its subsidiaries.

SPANSION INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs and Deductions	Balance at End of Period
	(in thousands)
Deferred tax valuation allowance:
Year ended December 29, 2013	$326,405	$31,477	$-	$357,882
Year ended December 30, 2012	351,993	-	(25,588)	326,405
Year ended December 25, 2011	304,749	48,263	(1,019)	351,993

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2014	SPANSION INC.

	By:	/s/ Randy W. Furr
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

Signature	Title	Date

/s/ John H. Kispert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2014
John H. Kispert

/s/ Randy W. Furr	Corporate Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2014
Randy W. Furr

/s/ Raymond Bingham	Chairman of the Board of Directors	February 24, 2014
Raymond Bingham

/s/ Keith Barnes	Director	February 24, 2014
Keith Barnes

/s/ Hans Geyer	Director	February 24, 2014
Hans Geyer

/s/ William E. Mitchell	Director	February 24, 2014
William E. Mitchell

/s/ Clifton Thomas Weatherford	Director	February 24, 2014
Clifton Thomas Weatherford

/s/ Michael S. Wishart	Director	February 24, 2014
Michael S. Wishart