Form 10-Q
period 2014-03-30
Spansion Inc.
filed 2014-05-06
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.          Yes  ☒    No ☐

As of May 1, 2014, the registrant had 60,371,219 shares of Class A Common Stock outstanding at $0.001 par value per share.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013

Net sales	$311,750	$189,572
Cost of sales	221,918	143,717
Gross profit	89,832	45,855
Research and development	43,562	22,777
Sales, general and administrative	55,631	28,483
Operating loss	(9,361)	(5,405)
Interest and other income (expense), net	(4,600)	962
Interest expense	(6,087)	(7,604)
Loss before income taxes	(20,048)	(12,047)
Provision for income taxes	(2,447)	(2,388)
Net loss	$(22,495)	$(14,435)

Net loss per share:
Basic	$(0.38)	$(0.25)
Diluted	$(0.38)	$(0.25)

Shares used in per share calculation:
Basic	59,771	58,086
Diluted	59,771	58,086

See accompanying notes.

Condensed Consolidated Statement of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net loss	$(22,495)	$(14,435)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	296	(1,055)
Unrealized gain on recovery from impaired investments reclassified into earnings	-	(1,200)
Net unrealized gain (loss) on cash flow hedges:
Net unrealized hedge gain (loss) arising during the period	(4,714)	7,743
Net loss (gain) reclassified into earnings for cash flow hedges	1,382	(1,753)
Net unrealized gain (loss) on cash flow hedges	(3,332)	5,990
Other comprehensive income (loss), net of tax	(3,036)	3,735
Total comprehensive loss	$(25,531)	$(10,700)

See accompanying notes.

Spansion, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

Assets	March 30, 2014	December 29, 2013
Current assets:
Cash and cash equivalents	$262,473	$286,069
Short-term investments	26,922	25,428
Accounts receivable, net	176,714	177,838
Inventories	256,891	254,154
Deferred income taxes	4,638	4,592
Prepaid expenses and other current assets	49,347	52,756
Total current assets	776,985	800,837

Property, plant and equipment, net	184,648	185,505
Intangible assets, net	158,950	167,949
Goodwill	166,473	166,422
Other long-term assets	50,980	60,208
Total assets	$1,338,036	$1,380,921

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$128,524	$126,680
Accrued compensation and benefits	62,735	57,876
Accrued liabilities and other	146,059	86,352
Income taxes payable	3,846	4,651
Deferred income	27,035	30,247
Current portion of long-term debt	2,394	97,320
Total current liabilities	370,593	403,126

Deferred income taxes	3,704	3,675
Long-term debt, less current portion	406,013	404,612
Other long-term liabilities	31,976	32,048
Total liabilities	812,286	843,461

Commitments and contingencies (Note 15)	-	-
Stockholders’ equity:
Capital stock:
Class A common stock, $0.001 par value, 150,000,000 shares authorized, 60,358,585 shares issued and outstanding as of March 30, 2014 (58,882,949 shares as of December 29, 2013)	61	59

Class B common stock, $0.001 par value, 1 share authorized, 0 shares issued and outstanding as of March 30, 2014 and 1 share issued and outstanding as of December 29, 2013	-	-

Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-

Additional paid-in capital	761,212	747,393
Accumulated deficit	(228,454)	(205,959)
Accumulated other comprehensive loss (Note 4)	(7,069)	(4,033)
Total stockholders' equity	525,750	537,460
Total liabilities and stockholders' equity	$1,338,036	$1,380,921

See accompanying notes.

Spansion, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Cash Flows from Operating Activities:
Net loss	$(22,495)	$(14,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,306	20,379
Gain on recovery from impaired investments	(449)	(1,200)
Benefit from deferred income taxes	(47)	(25)
Net gain on sale and disposal of property, plant and equipment	(34)	(592)
Loss on repurchase of 7.875% Senior Notes	1,137	-
Compensation recognized under employee stock plans	8,481	8,624
Changes in assets and liabilities	6,480	(5,237)
Net cash provided by operating activities	19,379	7,514

Cash Flows from Investing Activities:
Proceeds from recovery of impaired investments	449	1,530
Proceeds from sale of property, plant and equipment	96	612
Proceeds from sales and maturities of marketable securities	8,382	28,346
Purchases of property, plant and equipment	(10,316)	(12,883)
Purchases of marketable securities	(9,876)	(24,024)
Net cash used for investing activities	(11,265)	(6,419)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock due to options exercised	5,341	620
Refinancing cost on Term Loan and Revolver	-	(114)
Payments on financing arrangements	-	(2,064)
Repurchase of 7.875% Senior Notes including costs	(96,319)	-
Cash settlement of hedging activities	-	(268)
Net proceeds from sale of Sunnyvale property	58,908	-
Net cash used for financing activities	(32,070)	(1,826)
Effect of exchange rate changes on cash and cash equivalents	360	286
Net decrease in cash and cash equivalents	(23,596)	(445)
Cash and cash equivalents, beginning of period	286,069	262,177
Cash and cash equivalents, end of period	$262,473	$261,732

Non-cash investing and financing activities:
Liabilities recorded for purchases of property, plant and equipment	$11,788	$7,168

See accompanying notes.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited interim financial statements reflect all normal and recurring adjustments considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The December 29, 2013 condensed consolidated balance sheet data were derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, but does not include all disclosures required by U.S. GAAP for annual periods.

These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2013 as filed with the SEC on February 25, 2014. The results of operations for the three months ended March 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. The additional week in a 53-week fiscal year is added to the second quarter to realign the Company’s fiscal quarters more closely to calendar quarters. Fiscal 2014 and fiscal 2013 are comprised of 52-weeks periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the results of operations of the Company and all of the Company’s wholly-owned subsidiaries. All intercompany accounts have been eliminated.

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

2.	Acquisition

On August 1, 2013, the Company acquired the microcontroller and analog business (the MCA business) of Fujitsu Semiconductor Limited (FSL) for a purchase consideration of $158.5 million, ($150.0 million, net of cash acquired). Pursuant to the terms and conditions of a Stock Purchase Agreement (SPA) with FSL, the Company acquired certain subsidiaries and assets and assumed certain liabilities of FSL for purposes of acquiring FSL’s business of designing, developing, marketing and selling, microcontroller and analog semiconductor products.

There were no changes in the first quarter of fiscal 2014 to the provisional allocation of purchase price to the net assets acquired under the MCA business. The Company has not finalized the purchase price allocation for this acquisition as of March 30, 2014. As additional information becomes available such as finalization of working capital adjustment and tax related matters, the Company may revise the purchase price allocation.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

3.	Balance Sheet Components

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

	March 30, 2014	December 29, 2013
	(in thousands)

Cash and cash equivalents
Cash	$260,060	$282,163
Cash equivalents:
Money market funds	1,588	3,906
Certificates of deposit	825	-
Cash and cash equivalents	$262,473	$286,069

Short-term investments
Time deposits	$14,054	$14,045
Certificates of deposit	12,868	11,383
Short-term investments	$26,922	$25,428

Account receivable, net
Accounts receivable, gross	$177,123	$178,252
Allowance for doubtful accounts	(409)	(414)
Account receivable, net	$176,714	$177,838

Inventories
Raw materials	$8,992	$11,056
Work-in-process	191,920	176,601
Finished goods	55,979	66,497
Inventories	$256,891	$254,154

Property, plant and equipment, net
Land	$45,168	$45,168
Buildings and leasehold improvements	62,966	61,923
Equipment	398,416	385,679
Construction in progress	18,131	19,734
Accumulated depreciation and amortization	(340,033)	(326,999)
Property, plant and equipment, net	$184,648	$185,505

Other long term assets
Long term license	$24,954	$30,273
Others	26,026	29,935
Other long term assets	$50,980	$60,208

Accrued compensation and benefits
Accrued vacation	$11,486	$11,077
MCA business employees related pension obligation	25,046	22,406
Others	26,203	24,393
Accrued compensation and benefits	$62,735	$57,876

Accrued liabilities and other
Short term license liability	$11,435	$13,003
Obligation recorded from sale of Sunnyvale property	58,908	-
Litigation reserve	17,888	20,419
Others	57,828	52,930
Accrued liabilities and other	$146,059	$86,352

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

The Company’s cash balances are held in numerous locations throughout the world, with the majority in the United States. As of March 30, 2014, the Company had cash, cash equivalents, and short-term investments of $272.4 million held within the United States and $17.0 million held outside of the United States. As of December 29, 2013, the Company had cash, cash equivalents, and short term investments of $298.3 million held within the United States and $13.2 million held outside of the United States.

All securities other than the certificates of deposit were designated as available-for-sale. Certificates of deposit are held to maturity. Gross unrealized gains and losses on cash equivalents and short term investments were not material as of March 30, 2014 and December 29, 2013. Gross realized gains and losses on cash equivalents and short term investments were not material for the three months ended March 30, 2014 and March 31, 2013.

Sale of Sunnyvale property

On January 23, 2014, the Company sold property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that include its headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for net consideration of $58.9 million. The Company concurrently leased back approximately 170,000 square feet of the headquarters building on a month to month basis with the Company having the option to continue the lease for up to 24 months; thereafter either party can terminate the lease. The first six months of the lease-back are rent free. For accounting purpose, the rents relating to the rent-free period have been netted off against the sale proceeds and represent prepaid rent. The Company’s rent-free use of this building constitutes continuing involvement by the Company-lessee, and recognition of the sale of the property and the related gain is deferred until such time the leaseback is at a market rate.

Due to the Company’s continuing involvement under the lease, the cash proceeds net of costs were recorded under the financing method as a short term financing obligation, in accordance with the authoritative guidance on leases and sale of real estate. Interest will be imputed on the financing obligation until such time that the sale can be recognized. The property continues to remain on the Company’s books and the buildings will be depreciated over their remaining useful life. As of March 30, 2014, $58.9 million was recorded in Accrued liabilities and other as a financing obligation. After the rent-free period, a portion of the lease payments will be recorded as a decrease to the financing obligation and a portion will be recognized as interest expense.

4.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity related to accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Translation Adjustment	Net Gains and Losses on Cash Flow Hedges		Total
	(in thousands)

Beginning Balance, December 29, 2013	$(4,035)	$2		$(4,033)
Other comprehensive income before reclassification, net of tax	296	(4,714)		(4,418)
Amounts reclassified to earnings	-	1,382	(1)	1,382
Net other comprehensive income	$296	$(3,332)		$(3,036)
Ending Balance, March 30, 2014	$(3,739)	$(3,330)		$(7,069)

(1) Reclassified into Net Sales line item of the Condensed Consolidated Statement of Operations. Please see Note 10 for further details.

5.	Equity Incentive Plan and Stock-Based Compensation

Equity Incentive Plan

The Company’s 2010 Equity Incentive Award Plan (2010 Plan) provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, and deferred stock to its employees, consultants and non-employee members of its Board of Directors.

In the first quarter of fiscal 2014, the Company granted performance awards to certain senior executives where vesting is subject to achievement of performance goals established by the Compensation Committee of the Company’s Board of Directors. Performance is measured based on a combination of the Company achieving certain financial targets and a relative total shareholder return (TSR) goal. The TSR goal is based on the Company’s TSR measured against a benchmark TSR of a peer group over a three-year period. These awards vest at the end of the performance period of 3 years from the grant date. The number of stock awards to vest will range from 0% to 150% of the original awards granted. In evaluating the fair value of these awards, the Company used a combination of the stock price at the close of market on grant date, for the performance condition, and a Monte Carlo simulation on grant date, taking the market-based goal into consideration, for the market condition.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

 The numbers of shares of common stock available for grant under the 2010 Plan are shown in the following table:

Shares Available For Grant
Balance as of December 29, 2013	2,350,404
Additional shares issuable under 2010 Plan (annual increase for 2014)	2,069,902
Stock options forfeited/cancelled through March 30, 2014	177,791
RSU awards granted, net of forfeitures/cancellations	(843,040)
Key executive RSU awards forfeited/cancelled through March 30, 2014	357,870
PSU awards granted, net of forfeitures/cancellations (1)	(256,000)
Balance as of March 30, 2014	3,856,927

(1) Includes performance awards granted in fiscal 2014 at target. Maximum awards that could be earned is 411,000.

Stock-Based Compensation

The following table presents the total stock-based compensation expense by financial statement caption resulting from the Company’s stock options, RSU and PSU awards:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)

Cost of sales	$1,491	$1,472
Research and development	1,964	2,795
Sales, general and administrative	5,026	4,357
Stock-based compensation expense after income taxes(1)	$8,481	$8,624

(1) There was no income tax benefit related to stock-based compensation because all of the Company's U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subject to a full valuation allowance.

The weighted average fair value of the Company’s stock options granted is as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013

Weighted average fair value of stock options granted	$-	$4.99

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

 The fair value of each stock option was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for grants:

Three Months Ended
March 31, 2013

Expected volatility	54.03%
Risk-free interest rate	0.60%
Expected term (in years)	4.35
Dividend yield	0.00%

As of March 30, 2014, the total unrecognized compensation cost related to unvested stock options and RSU awards including performance based awards was approximately $31.5 million after reduction for estimated forfeitures which will be recognized by the end of first quarter of fiscal 2017. No stock options were granted in fiscal 2014.

The fair value of each PSU award granted in fiscal 2014 and fiscal 2013 was $2.25 and $7.40 respectively using the Monte-Carlo pricing model and was estimated with the following assumptions:

	Three Months Ended
	March 30, 2014	March 31, 2013

Stock price on grant date	$16.58	$11.50
Expected volatility	42.79%	50.90%
Risk-free interest rate	0.73%	0.21%
Dividend yield	0.00%	0.00%

Stock Option and Restricted Stock Unit Activity

The following table summarizes stock option activities and related information under the 2010 Plan for the periods presented:

	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (in Years)	Value
				(in thousands)
Outstanding stock options as of December 29, 2013	6,542,929	$13.03	4.42	$14,061
Granted	-	$-		$-
Cancelled/Forfeited	(177,791)	$13.57		$-
Exercised	(519,992)	$10.28		$2,894
Outstanding stock options as of March 30, 2014	5,845,146	$13.27	4.13	$26,973
Total vested and exercisable as of March 30, 2014	4,696,272	$13.87	3.85	$19,482

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

No income tax benefit was realized from stock option exercises for the three months ended March 30, 2014.

The following table summarizes RSU award activities and related information for the three months ended March 30, 2014:

	RSU
		Weighted Average
	Number of	Grant-date
	Shares	Fair Value
Outstanding as of December 29, 2013	2,384,712	$14.01
Granted	912,593	$15.00
Cancelled/Forfeited	(69,553)	$12.72
Vested	(639,229)	$10.58
Outstanding as of March 30, 2014	2,588,523	$15.24

	Key Executive RSU		PSU
		Weighted Average			Weighted Average
	Number of	Grant-date	Number of		Grant-date
	Shares	Fair Value	Shares		Fair Value
Outstanding as of December 29, 2013	974,286	$12.40	362,000		$7.38
Granted	-	$-	274,000	(1)	$2.25
Cancelled/Forfeited	(357,870)	$11.03	(18,000)		$7.40
Vested	(318,781)	$12.77	-		$-
Outstanding as of March 30, 2014	297,635	$13.65	618,000		$5.10

(1) PSU grants in fiscal 2014 are shown at a target of 274,000 shares and the maximum that can be earned on these are 411,000 shares.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

6.	Net Income (Loss) Per Share

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands except for per-share amounts)

Numerator:
Net loss	$(22,495)	$(14,435)
Denominator:
Denominator for basic/ diluted net loss per share, weighted average shares	59,771	58,086

Basic / Diluted net loss per share	$(0.38)	$(0.25)
Potentially dilutive shares excluded from the diluted loss per share computation because their effect would have been anti-dilutive

- RSUs and Options	7,081	4,615
- Conversion of Senior Exchangeable Notes	10,814	-
Total antidilutive shares	17,895	4,615

7.	Intangible Assets and Goodwill

Intangible Assets

The following table presents the balance of intangible assets as of the dates indicated below:

				March 30, 2014			December 29, 2013
	Estimated range of lives (in years)			Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Additions	Accumulated Amortization	Net Amount
				(in thousands)
Developed technology	5	to	10	$140,976	$(58,885)	$82,091	$111,376	$29,100	$(53,661)	$86,815
Customer relationships	5	to	10	110,665	(39,689)	70,976	91,709	18,800	(36,366)	74,143
Trade names	0.5	to	7	9,652	(6,243)	3,409	8,252	1,400	(5,719)	3,933
Trademarks	7	to	8	2,700	(226)	2,474	-	2,700	(142)	2,558
IP R&D (1)				-	-	-	-	500	-	500
Total Intangible Assets				$263,993	$(105,043)	$158,950	$211,337	$52,500	$(95,888)	$167,949

(1) All of the IP R&D reached technological feasibility during the three months ended March 30, 2014 and was reclassified into developed technology.

The actual amortization expense and estimated future amortization expense for intangible assets are summarized below:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Amortization expense	$9,155	$6,813

Estimated Future Amortization
(in thousands)
Fiscal 2014 (remaining 9 months)	$26,044
Fiscal 2015	35,759
Fiscal 2016	35,926
Fiscal 2017	25,061
Fiscal 2018	19,607
Fiscal 2019 and beyond	16,553
Total	$158,950

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

Goodwill

The following table presents the balance of goodwill as of the dates indicated below:

	March 30, 2014	December 29, 2013
	(in thousands)

Goodwill	$166,473	$166,422

The changes in the carrying amount of goodwill and gross balance of intangibles assets since December 29, 2013 resulted from foreign currency translation adjustments.

8.	Financing arrangements

The following table summarizes the Company’s debt:

	March 30, 2014	December 29, 2013
	(in thousands)
Debt obligations:
Term Loan	$295,533	$296,135
2.0% Senior Exchangeable Notes	112,874	111,733
7.875% Senior Notes	-	94,064
Total debt	$408,407	$501,932
Less: current portion	2,394	97,320
Long-term debt	$406,013	$404,612

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

2.00% Senior Exchangeable Notes

The net carrying amount of the liability component of 2.00% Senior Exchangeable Notes due 2020 (the Notes) consists of the following:

March 30, 2014
(in thousands)
Principal amount	$150,000
Unamortized debt discount	$37,126
Net carrying value	$112,874

The following table presents the interest expense recognized on the Notes:

Three Months Ended
March 30, 2014
(in thousands)
Contractual interest expense at 2% per annum	$742
Amortization of debt issuance costs	131
Accretion of debt discount	1,141
Total	$2,014

Capped Calls

In connection with the issuance of the Notes, the Company entered into capped call transactions with certain bank counterparties to reduce the potential dilution to our common stock upon exchange of the Notes. The capped call transactions have a strike price of approximately $13.87 and a cap price of approximately $18.14, and are exercisable when and if the Notes are converted. If upon conversion of the Notes, the price of the common stock is above the strike price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value approximately equal to the difference between the price of our common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of our common stock related to the capped call transactions being exercised. The capped call transactions expire on September 1, 2020.

The Company is in compliance of all the covenants under its existing debt obligations as of March 30, 2014.

7.875% Senior Notes due 2017

On January 21, 2014, the Company redeemed the remaining $94.1 million aggregate principal amount outstanding of 7.875% Senior Notes due 2017 (the Senior Notes) at a redemption price that was 103.938% of their face value. The Company paid an aggregate amount of $99.1 million, including redemption price, accrued and unpaid interest, and repurchase premium and recorded a loss on redemption of $4.8 million within interest and other income (expense) net in the Condensed Consolidated Statement of Operations.

2012 Revolving Credit Facility

As of March 30, 2014, the Company was in compliance with all of the 2012 Revolving Credit Facility’s covenants. Drawdown under the 2012 Revolving Credit Facility requires that the Company meet or obtain a waiver to certain conditions including the senior secured leverage ratio not to exceed 2.75:1.00 and compliance with coverage and leverage ratios, as of the last day of the fiscal quarter most recently ended. Based on the financial results for the quarter ended March 30, 2014, the Company does not meet the maximum leverage ratio limit and has not obtained a waiver for those conditions and would not be able to draw down on the revolving credit facility. The Company did not have the need to draw on the revolving line of credit during the quarter as its cash and other liquidity were sufficient to meet its business requirements.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

9.	Fair Value Measurement

The fair value measurements of the Company’s financial assets and liabilities consisted of the following types of instruments categorized in the table below based upon the fair value hierarchy:

	March 30, 2014				December 29, 2013
	Level 1	Level 2	Total		Level 1	Level 2	Total
	(in thousands)

Money market funds	$1,588	$-	$1,588	(1)	$3,906	$-	$3,906	(2)
Foreign Exchange Forward Contracts	-	273	273		-	3,493	3,493
Total financial assets	$1,588	$273	$1,861		$3,906	$3,493	7,399
Foreign Exchange Forward Contracts		$3,646	$3,646		$-	$313	$313
Total financial liabilities	$-	$3,646	$3,646		$-	$313	$313

(1) Total cash and cash equivalents, short-term investments of $289.4 million as of March 30, 2014 includes cash of $260.1 million held in operating accounts, $1.6 millionin money market funds, $13.7 million held in certificates of deposit and $14.1 million held in time deposit accounts.

(2) Total cash and cash equivalents, short-term investments of $311.5 million as of December 29, 2013 includes cash of $282.2 million held in operating accounts, $3.9 million in money market funds, $11.4 million held in certificates of deposit and $14.0 million in time deposit accounts.

Fair Value of Other Financial Instruments Not Carried At Fair Value

The Company’s Term Loan and the Notes are traded in the market and the fair values are Level 1, and as they are based on quoted market prices. The Senior Notes were also traded in the market and the fair value was Level 1. The carrying amounts and estimated fair values of the Company’s debt obligations are as follows:

	March 30, 2014		December 29, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)

Debt traded in the market:
Term Loan	$295,533	$296,272	$296,135	$295,170
2.0% Senior Exchangeable Notes	112,874	157,459	111,733	129,104
7.875% Senior Notes	-	-	94,064	97,591
Total Debt Obligations	$408,407	$453,731	$501,932	$521,865

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

Cash Flow Hedges

The Company’s foreign currency forward contracts that were designated as cash flow hedges have maturities between three and eight months. The maximum original duration of any contract allowable under the Company’s hedging policy is fifteen months.

At March 30, 2014, the Company had outstanding forward contracts to buy USD for $165.9 million. Over the next twelve months, the Company expects to reclassify $3.3 million from accumulated other comprehensive loss to earnings as the related forecasted transactions occur.

The following table summarizes the activity related to derivatives in accumulated other comprehensive loss, net of tax:

	Three Months Ended	Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)

Beginning Balance	$2	$1
Net loss reclassified into earnings on cash flow hedges	1,382	(1,753)
Net unrealized hedge loss arising during the period	(4,714)	7,743
Ending Balance	$(3,330)	$5,991

Non Designated Hedges

Total notional amounts of outstanding contracts were as summarized below:

Buy / Sell	March 30, 2014	December 29, 2013
(in millions)

Japanese Yen / US dollar	-	JPY 2,945/$28.2
US dollar / Japanese Yen	$42.8/JPY 4,435	$42.0/JPY 4,047
US dollar / EUR	$26.5/EUR 19.2	$23.4/EUR 17.1

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 30, 2014 and March 31, 2013 was as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Derivatives Designated as Hedging Instruments
Foreign Exchange Forward Contracts

Net unrealized gain (loss) recognized in OCI (1)	$(4,714)	$7,743

Net loss (gain) reclassified into earnings for cash flow hedges (2)	$1,382	$(1,753)
Derivatives Not Designated as Hedging Instruments
Net gain (loss) recognized in income
Swap interest expense (4)	$-	$6
Foreign Exchange Forward Contracts (3)	$790	$(2,589)

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (OCI)
(2)	Effective portion classified as net product revenue
(3)	Classified in interest income and other (expense), net
(4)	Classified in interest expense

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets were as follows:

	March 30, 2014		December 29, 2013
Balance sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
		(in thousands)
Prepaid expenses and other current assets
Foreign Exchange Forward Contracts	$-	$273	$-	$3,493

Accrued liabilities and other
Interest rate Swap	$-	$-	$-	$-
Foreign Exchange Forward Contracts	$3,195	$451	$-	$313

The Company had an unrealized loss, and a derivative liability from its cash flow hedges for the three months ended, and as at March 30, 2014, respectively, due to the strengthening of the Yen against the US Dollar during the quarter. The Company had an unrealized gain for the three months ended March 31, 2013, and a derivative asset from its cash flow hedges as at December 29, 2013 due to the weakening of the Yen against the US Dollar during fiscal 2013. Cash flow hedges are usually entered into at the beginning of each fiscal year.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

Offsetting Derivative Assets and Liabilities

The Company presents its derivatives at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions.The following table sets forth the offsetting of derivative assets as of March 30, 2014 and December 29, 2013:

				Gross amounts not offset in the Condensed Consolidated Balance Sheets but have legal rights to offset

	Gross amounts of recognized Assets	Gross amounts offset in the Condensed Consolidated Balance Sheets	Net amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash collateral pledged	Net amount
	(in thousands)
As of March 30, 2014:
Foreign exchange contracts	$273	$-	$273	$(273)	$-	$-
As of December 29, 2013:
Foreign exchange contracts	$3,493	$-	$3,493	$(1,572)	$-	$1,921

The following table sets forth the offsetting of derivative liabilities as of March 30, 2014 and December 29, 2013:

				Gross amounts not offset in the Condensed Consolidated Balance Sheets but have legal rights to offset

	Gross amounts of recognized Liabilities	Gross amounts offset in the Condensed Consolidated Balance Sheets	Net amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash collateral pledged	Net amount
	(in thousands)
As of March 30, 2014:
Foreign exchange contracts	$3,646	$-	$3,646	$(1,871)	$-	$1,775
As of December 29, 2013:
Foreign exchange contracts	$313	$-	$313	$(226)	$-	$87

11.	Employee related pension obligation

The Company accounts for its participation in the Fujitsu Defined Benefit Plan (Pension Plan) on behalf of the employees transferred as part of the MCA business acquisition (Plan participants) as a multiemployer plan. The Company recorded pension expense of $1.5 million for the quarter ended March 30, 2014 and had an unpaid liability of $0.5 million as of March 30, 2014. The Company has also recorded $22.9 million as Restricted Cash and $22.9 million in Accrued compensation and benefits in the Condensed Consolidated Balance Sheet relating to the estimated underfunded portion of the plan.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

On January 15, 2014, the Company received approval from the transferred employees' union to exit from the Fujitsu Defined Benefit Plan, and establish a Spansion managed defined contribution plan and a cash balance plan (defined benefit plan). The Company also recorded an estimated additional expense of $2.1 million due to certain plan participants whose long-term retirement benefits are unfavorably impacted by the move from the Fujitsu Defined Benefit Plan to the Spansion defined contribution and cash balance plan. This estimated amount has been recorded as a part of the Accrued compensation and benefits in the Condensed Consolidated Balance Sheet as of March 30, 2014.

On April 1, 2014, the Company withdrew from the Fujitsu Defined Benefit Plan and set up a defined contribution plan and a cash balance plan, which is an unfunded defined benefit plan. The assets withdrawn will ultimately be transferred to Spansion's defined contribution plan in the second quarter of fiscal 2014. The restricted cash transferred from FSL as part of the MCA business acquisition will be distributed to the plan participants during the third quarter of fiscal 2014 or rolled over to Spansion’s defined contribution plan over a four year period, at the plan participant’s option.

12.	Income Taxes

The following table presents the Company’s income tax expense:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)

Income tax expense	$(2,447)	$(2,388)

The Company recorded income tax expense of $2.4 million for the three months ended March 30, 2014 and March 31, 2013.

The tax expense for the three months ended March 30, 2014 was primarily attributable to pre-tax income in foreign jurisdictions and withholding taxes related to Samsung licensing revenue.

The tax expense for the three months ended March 31, 2013 was primarily attributable to pre-tax income in foreign jurisdictions and withholding taxes related to Samsung licensing revenue.

As of March 30, 2014, all of the Company's U.S. deferred tax assets, net of deferred tax liabilities continue to be subject to a full valuation allowance. The valuation allowance is based on the Company's assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

13.	Restructuring and Others

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

The following tables present a summary of restructuring activities related to 2013 restructuring plan described above:

Three Months Ended
March 30, 2014
(in thousands)
Accrued restructuring balance, beginning of period	$844
Non-cash adjustments	(14)
Cash payments	(772)
Accrued restructuring balance, end of period	$58

14.	Capital Structure

Effective January 22, 2014, SLS Spansion Holdings, LLC and its affiliates were no longer holders of greater than 10% of the Company’s voting securities. Consequently, the one outstanding share of Class B Common Stock was converted into one share of Class A Common Stock.

15.	Commitments and Contingencies

Purchase Commitments

The Company had $113.4 million of purchase commitments with certain suppliers, primarily for inventory items as of March 30, 2014.

Guarantees

In the normal course of business, the Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments under these types of agreements have not had a material adverse effect on the Company’s business, results of operations or financial condition.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

Product Warranties

The Company generally offers a one-year limited warranty for all its products. Changes in the Company’s liability for product warranty were as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Balance at beginning of period	$2,055	$2,124
Provision for warranties issued	567	296
Settlements made	(207)	(806)
Changes in liability for pre-existing warranties during the period	63	(36)
Balance at end of period	$2,478	$1,578

Legal Matters

In the Matter of Certain flash memory chips and Products Containing the Same, U.S International Trade Commission (Investigation No. 337-TA-893).

On August 1, 2013, Spansion LLC, a wholly owned subsidiary of the Company, filed a complaint pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 (“Section 337”), to request the United States International Trade Commission (“ ITC”) institute an investigation relating to the unlawful importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain Macronix flash memory chips (“Macronix Chips”) that infringe certain claims of six of the Company’s valid patents, and/or are made, produced or processed under, or by means of, a process covered by the claims of the Company’s patents, and products containing the Macronix Chips.

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

In orders dated April 2, 2014 and April 14, 2014 the Administrative Law Judge (ALJ) for this investigation announced his retirement and ordered that the investigation’s trial be taken off calendar. On May 1, 2014, the ITC notified the parties that the case would be assigned to the Chief Administrative Law Judge. The trial date has been scheduled for October 2, 2014.

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

The ITC has entered a target date of May 22, 2015, for completion of its investigation.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

Spansion LLC v. Macronix International Co., Ltd. et. al., U.S. District Court, Northern District of California (No. 3:13-cv-03566).

On August 1, 2013, Spansion LLC filed a complaint in the U.S. District Court, Northern District of California (San Jose Division), case no. 3:13-cv-03566-JST, against Macronix International Co., Ltd., Macronix America, Inc., Acer Inc., Acer America Corporation, ASUSTek Computer Inc., Asus Computer International (America), Belkin International, Inc., D-Link Systems, Inc., NETGEAR Inc., Nintendo Co., Ltd., and Nintendo of America, Inc. for infringement of the patents involved in the ITC Investigation No. 337-TA-893. Spansion has asked for monetary damages as well as permanent injunctive relief to prevent further infringing activity.

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

Macronix International Co., LTD. v. Spansion Inc. et. al., U.S. District Court, Northern District of California (No. 4:14-cv-01890).

On October 2, 2013, Macronix International Co., Ltd. filed a complaint in the U.S. District Court, Eastern District of Virginia, case no. 3:13-cv-679-REP, against Spansion Inc. and Spansion LLC for infringement of seven Macronix patents. The complaint seeks unspecified monetary damages as well as injunctive relief.

The Company filed an answer to the complaint as well as motions to dismiss and to transfer jurisdiction.

On March 10, 2014 the court ruled favorably on both of Spansion's motions, ordering Macronix to file an amended complaint and transferring the case to the Northern District of California. The Company answered the amended complaint, denying all allegations of infringement and asserting defenses of patent invalidity.

On April 28, 2014, the case was officially transferred to the Northern District of California, Oakland Division (Case No. 4:14-cv-01890).

In the Matter of Certain flash memory chips and Products Containing the Same, U.S. International Trade Commission (Investigation No.337-TA-909).

On December 27, 2013, Macronix International Co., Ltd. and Macronix America, Inc., filed a complaint pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 (“Section 337”), to request that the U.S. International Trade Commission (“ITC”) institute an investigation relating to the importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain non-volatile memory products (“Spansion Chips”) and products containing the Spansion Chips. A revised complaint was filed on December 31, 2013, and a letter supplementing the revised complaint was filed on January 14, 2014. The revised complaint alleges that the Spansion Chips infringe certain claims of three patents owned by Macronix (“Macronix Patents”), and/or are made, produced or processed under, or by means of, a process covered by the claims of the Macronix Patents.

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

In an order dated March 5, 2014 the Administrative Law Judge (ALJ) for this investigation set trial for October 21-28, 2014.

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

The ITC has entered a target date of May 4, 2015, for completion of its investigation.

Spansion LLC v. Macronix International Co., Ltd. et. al., U.S. District Court, Northern District of California (No. 5:14-cv-01946).

On April 28, 2014, Spansion LLC filed a complaint in the U.S. District Court, Northern District of California, Case No. 5:14-cv-01946, against Macronix International Co, Ltd; Macronix America, Inc.; Acer Inc.; Acer America Corporation; ADT Corporation; Amazon.com, Inc.; ASRock Inc.; ASRock America, Inc.; ASUSTek Computer Inc.; Asus Computer International (America); Belkin International, Inc.; D-Link Corporation; D-Link Systems, Inc.; Leap Motion, Inc.; Lowe’s Companies, Inc.; Lowe’s Home Centers, Inc.; Microsoft Corp.; Nintendo Co., Ltd.; Nintendo of America, Inc.; Sercomm Corp.; Vonage Holdings Corp.; Vonage America Inc.; and Vonage Marketing LLC for infringement of the same patents asserted in ITC Docket No 3010, below. Spansion has asked for monetary damages as well as permanent injunctive relief to prevent further infringing activity.

In the Matter of Certain Non-Volatile Memory Chips and Products Containing the Same, U.S. International Trade Commission (ITC Docket No. 3010).

On April 29, 2014, Spansion LLC, a wholly owned subsidiary of the Company, filed a complaint pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 (“Section 337”), to request the United States International Trade Commission (“ ITC”) institute an investigation relating to the unlawful importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain Macronix non-volatile memory chips (“Macronix Chips”) that infringe certain claims of four of the Company’s valid patents, and/or are made, produced or processed under, or by means of, a process covered by the claims of the Company’s patents, and products containing the Macronix Chips.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued) (Unaudited)

The Company’s complaint names the following parties as Proposed Respondents: Macronix International Co, Ltd., of Hsin-chu, Taiwan; Macronix America, Inc., of Milpitas, CA; Macronix Asia Limited of Kanagawa Pref., Japan; Macronix (Hong Kong) Co., Ltd., of Sha Tin, N.T., Hong Kong; Acer Inc. of New Taipei City, Taiwan; Acer America Corporation of San Jose, CA; ADT Corporation of Boca Raton, FL; Amazon.com, Inc. of Seattle, WA; ASRock Inc. of Taipei City, Taiwan; ASRock America, Inc. of Chino, CA; ASUSTek Computer Inc. of Taipei, Taiwan; Asus Computer International of Fremont, CA; Belkin International, Inc., of Playa Vista, CA; D-Link Corporation of Taipei City, Taiwan; D-Link Systems, Inc., of Fountain Valley, CA; Leap Motion, Inc. of San Francisco, CA; Lowe’s Companies, Inc. of Mooresville, NC; Lowe’s Home Centers, Inc. of Wilkesboro, NC; Microsoft Corp. of Redmond, WA; Nintendo Co., Ltd., of Kyoto, Japan; Nintendo of America, Inc., of Redmond, WA; Sercomm Corp. of Taipei, Taiwan; Vonage Holdings Corp. of Holmdel, NJ; Vonage America Inc. of Holmdel, NJ; and Vonage Marketing LLC of Holmdel, NJ.

In its complaint, the Company seeks a general exclusion order to exclude from importation all infringing Macronix Chips and downstream products containing such chips. In the event that the ITC is unwilling to issue a general exclusion order, the Company seeks that a limited exclusion order be entered against each named Proposed Respondent and its subsidiaries and affiliates in order to remedy the Proposed Respondents’ violation of Section 337 and to prevent such future violations by the Proposed Respondents. The Company has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

The ITC is expected to decide whether to institute an investigation based on the Company’s complaint before the end of May 2014.

Others

Besides the above, the Company is a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to all of these matters will not have a material adverse effect on the Company's financial condition, result of operations or cash flows.

16.	Ongoing Bankruptcy Related Matters

In connection with the Company’s emergence from Chapter 11 bankruptcy proceedings (“Proceedings”) in May 2010, a claims agent was appointed to analyze and, at its discretion, contest outstanding disputed claims totaling $1.5 billion. As of March 30, 2014, the Company had resolved all of these claims.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Part I, Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K, filed with the SEC on February 25, 2014. These risks include our ability to: accurately forecast customer demand for our products; manage risks associated with our investment in new business strategies and acquisitions, such as our acquisition of the MCA business from Fujitsu; maintain our distribution relationships and channels in the future; manage risks associated with our global customer base and support structure; maintain and manage relations with third party manufacturers; maintain manufacturing efficiency; and protect our intellectual property and defend against infringement or other intellectual property claims. We encourage you to read that secton of our Annual Report carefully. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect any events or circumstances that arise after the date of this report, or to conform such statements to actual results or changes in our expectations.

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

Our products are designed to accommodate various voltage, interface and density requirements for a wide range of applications and customer platforms. The majority of our NOR flash memory product designs are based on our proprietary two-bit-per-cell MirrorBit® technology, which has a simpler cell architecture, higher yields and lower costs than competing floating gate NOR flash memory technology. While we are most known for our NOR products, we are continuing to expand our portfolio in the areas of NAND flash memory, microcontroller, mixed-signal and analog products, as well as programmable system solutions or embedded system-on-chip solutions to broaden our customer engagement and bring differentiated products to embedded markets.

In addition to product sales, we generate revenue by licensing our intellectual property to third parties and we assist our customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration.

Sale of Sunnyvale property

On January 23, 2014, we sold our property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that include its headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for net consideration of $58.9 million. We concurrently leased back approximately 170,000 square feet of the headquarters building on a month to month basis with the option to continue the lease for up to 24 months; thereafter, either party to the lease agreement can terminate the lease. The first six months of the lease-back are rent free. For accounting purpose, the rents relating to the rent-free period are assumed to have been netted off against the sale proceeds and represent prepaid rent. Our rent-free use of this building constitutes continuing involvement by the lessee and recognition of the sale and the related gain is deferred until such time the leaseback is at market rates.

Due to our continuing involvement under the lease, the cash proceeds net of costs, were recorded under the financing method as a short term financing obligation in accordance with the authoritative guidance on leases and sale of real estate. Interest will be imputed on the financing obligation until such time that the sale can be recognized. The property continues to remain on our books and the buildings will be depreciated over their remaining useful life. As of March 30, 2014, $58.9 million was recorded in Accrued liabilities and other as a financing obligation. After the rent-free period, a portion of the lease payments will be recorded as a decrease to the financing obligation and a portion will be recognized as interest expense.

Critical Accounting Policies

There have been no significant changes in our critical accounting estimates or significant accounting policies during the three months ended March 30, 2014 as compared to the discussion in Part II, Item 7 and in Note 2 to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 29, 2013.

Results of Operations

Comparison of Net Sales, Gross Profit, Research and Development expense , Sales, General and Administrative expense, Interest and Other Income (Expense), Interest Expense and Provision for Income Taxes

              The following is a summary of our operating results:

	Three Months Ended
	March 30, 2014	March 31, 2013	Variance
	(in thousands, except for percentages)
Total net sales	$311,750	$189,572	$122,178
Cost of sales	221,918	143,717	78,201
Gross profit	89,832	45,855	43,977
Gross margin	28.8%	24.2%	4.6%
Research and development	43,562	22,777	20,785
Sales, general and administrative	55,631	28,483	27,148
Operating loss	(9,361)	(5,405)	(3,956)
Interest and other income (expense), net	(4,600)	962	(5,562)
Interest expense	(6,087)	(7,604)	1,517
Provision for income taxes	(2,447)	(2,388)	(59)

Net Sales

Net sales increased by $122.2 million from $189.6 million for the three months ended March 31, 2013, to $311.8 million for the three months ended March 30, 2014. The increase was due to the inclusion of $141.2 million of revenues from the MCA business acquired in the third quarter of fiscal 2013 which was partially offset by $31.4 million decrease in flash memory sales. The decline in embedded sales was mainly due to lower consumer and gaming revenues, and a downward pressure on selling prices.

Geographically, revenue was derived from the following regions:

	Three Months Ended

	March 30, 2014		March 31, 2013
	Revenue ($ in thousands)	% of Revenue	Revenue ($ in thousands)	% of Revenue
Japan	102,877	33.0%	41,706	22.0%
Asia Pacific	99,760	32.0%	68,246	36.0%
Europe	49,880	16.0%	36,019	19.0%
Americas	24,940	8.0%	24,644	13.0%
Korea	21,823	7.0%	11,374	6.0%
Licensing and other	12,470	4.0%	7,583	4.0%
Total	311,750	100.0%	189,572	100.0%

Gross Profit

Our gross profit increased by $44.0 million from $45.9 million for the three months ended March 31, 2013 to $89.8 million for the three months ended March 30, 2014. The gross margin increased from 24.2% in the three months ended March 31, 2013 to 28.8% in three months ended March 30, 2014. The increase in gross profit / margin was mainly attributable to revenues from the MCA business, reduced manufacturing costs and additional licensing revenues. These factors were partially offset by reduced profits from revenues in the embedded market due to decline in consumer and gaming revenues as described under Net Sales above, and by a lesser extent changes in product sales mix.

Research and Development (R&D)

R&D expenses increased by $20.8 million from $22.8 million for the three months ended March 31, 2013 to $43.6 million for the three months ended March 30, 2014 mainly due to incremental expense relating to the MCA business.

Sales, General and Administrative (SG&A)

SG&A expenses increased by $27.1 million from $28.5 million for the three months ended March 31, 2013 to $55.6 million for the three months ended March 30, 2014. The increase was mainly due to incremental SG&A expenses relating to the MCA business, $5.0 million of MCA business integration costs, and $5.8 million of higher legal expenses mainly due to the Macronix patent infringement litigation. The business integration costs are related to expenses incurred for integrating our MCA business customers who are currently on Fujitsu legacy systems to our own Spansion driven systems.

Interest and Other Income (Expense), net

Interest and other income (expense), net, decreased by $5.6 million from income of $1.0 million for the three months ended March 31, 2013 to an expense of $4.6 million for the three months ended March 30, 2014. The decrease was due to $4.8 million of costs incurred to repurchase $94.0 million of the remaining 7.875% Senior Notes and $0.8 million of higher gain on liquidation of previously impaired investments in the first quarter of fiscal 2014.

Interest Expense

Interest expense decreased by $1.5 million from $7.6 million for the three months ended March 31, 2013 to $6.1 million for the three months ended March 30, 2014 due to a lower rate of interest on our debt. We fully redeemed 7.875% Senior Notes due 2017 (the Senior Notes) in the first quarter of fiscal 2014.

Provision for Income Taxes

Our tax expense was flat at $2.4 million for the three months ended March 30, 2014 and March 31, 2013.

The tax expense for the three months ended March 30, 2014 was primarily attributable to income in foreign jurisdictions and withholding taxes related to Samsung licensing revenue.

The tax expense for the three months ended March 31, 2013 was primarily attributable to income in foreign jurisdictions and withholding taxes related to Samsung licensing revenue.

As of March 30, 2014, all of our U.S. deferred tax assets, net of deferred tax liabilities continue to be subject to a full valuation allowance. The valuation allowance is based on our assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 29, 2013, we had U.S. federal and state net operating loss carry forwards of approximately $1,024.0 million and $219.8 million, respectively. Approximately $489.7 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. These net operating losses, if not utilized, expire from 2016 to 2033. We also have U.S. federal credit carryovers of $3.3 million, which expire from 2020 to 2033 and state tax credits of $18.2 million, including California state tax credits of $17.5 million, which can be carried forward indefinitely.

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

Contractual Obligations

          The following table summarizes our contractual obligations at March 30, 2014:

	Total	2014	2015	2016	2017	2018	2019 and Beyond
	(in thousands)
Senior Secured Term Loan	$299,250	$2,250	$3,000	$3,000	$3,750	$3,000	$284,250

Exchangeable Senior Notes	150,000	-	-	-	-	-	150,000

Interest expense on Debt	85,474	9,988	14,249	14,166	16,721	13,938	16,412

Other long term liabilities (1)	7,166	-	4,554	2,568	44	-	-

Operating leases	23,820	6,991	6,394	5,379	2,998	1,764	294

Unconditional purchase commitments (2)	113,422	55,162	30,014	28,246	-	-	-

Total contractual obligations (3)	$679,132	$74,391	$58,211	$53,359	$23,513	$18,702	$450,956

(1)	Other long term liabilities comprise of payment commitments under long term software license agreements with vendors and asset retirement obligations.
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

(3)

As of March 30, 2014, the liability for uncertain tax positions was $17.6 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

2.00% Senior Exchangeable Notes

The net carrying amount of the liability component of 2.00% Senior Exchangeable Notes due 2020 (the Notes) consists of the following:

March 30, 2014
(in thousands)
Principal amount	$150,000
Unamortized debt discount	37,126
Net carrying value	$112,874

The following table presents the interest expense recognized on the Notes:

Contractual interest expense at 2% per annum	$742
Amortization of debt issuance costs	131
Accretion of debt discount	1,141
Total	$2,014

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

We are in compliance of all covenants under our existing debt arrangements as of March 30, 2014.

7.875% Senior Notes due 2017

On January 21, 2014, we redeemed the remaining approximately $94.1 million aggregate principal amount outstanding of the Senior Notes at a redemption price that was 103.938% of their face value. We paid an aggregate amount of $99.1 million, including redemption price, accrued and unpaid interest, and repurchase premium. Loss on redemption of the Senior Notes of $4.8 million was recorded within interest and other income (expense), net.

2012 Revolving Credit Facility

As of March 30, 2014, we were in compliance with all of the 2012 Revolving Credit Facility’s covenants. Drawdown under the 2012 Revolving Credit Facility requires that we meet or obtain a waiver to certain conditions including the senior secured leverage ratio not to exceed 2.75:1.00 and compliance with coverage and leverage ratios, as of the last day of the fiscal quarter most recently ended. Based on the financial results for the quarters ended March 30, 2014, we do not meet the maximum leverage ratio limit and have not obtained a waiver for those conditions and would not be able to draw down on the revolving credit facility. We did not have the need to draw on the revolving line of credit during the quarter as our cash and other liquidity were sufficient to meet our business requirements.

Liquidity and Capital Resources

Cash Requirements

As of March 30, 2014 and December 29, 2013, we had the following cash and cash equivalents and short term investments:

	March 30, 2014	December 29, 2013
	(in thousands)

Cash	$260,060	$282,163
Money market funds	1,588	3,906
Certificates of deposit	13,693	11,383
Time deposits	14,054	14,045
Total cash and cash equivalents and short-term investments	$289,395	$311,497

Key components of our cash flows during the three months ended March 30, 2014 and March 31, 2013 were as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)

Net cash provided by operating activities	$19,379	$7,514
Net cash used for investing activities	(11,265)	(6,419)
Net cash used for financing activities	(32,070)	(1,826)
Effect of exchange rate changes on cash and cash equivalents	360	286
Net decrease in cash and cash equivalents	$(23,596)	$(445)

Operating Activities

Net cash provided by operating activities was $19.4 million during the three months ended March 30, 2014, which consisted of net loss of $22.5 million and net increase in operating assets and liabilities of $6.5 million and net non-cash items of approximately $35.4 million. The net increase in operating assets and liabilities was due to a decrease of $5.9 million in other long term assets, a decrease of $3.5 million in prepaid expenses and other assets, a decrease of $1.6 million in accounts receivables and an increase of $2.3 million in accounts payables, accrued liabilities and accrued compensation and benefits. These factors were partially offset by a decrease of $3.2 million in deferred income and an increase of $2.7 million in inventory. Net non-cash items primarily consisted of $26.3 million in depreciation and amortization and $8.5 million of stock compensation expense.

Net cash provided by operating activities was $7.5 million during the three months ended March 31, 2013, which consisted of net loss of $14.4 million, and a net decrease in operating assets and liabilities of $5.2 million offset by net non-cash items of approximately $27.2 million. The net decrease in operating assets and liabilities was due to a decrease of $11.4 million in accounts payable, accrued liabilities, and accrued compensation and benefits, a decrease of $4.8 million in other assets and an increase of $4.8 million in prepaid and other current assets and a decrease of $2.5 million of inventories. Net non-cash items primarily consisted of $20.4 million in depreciation and amortization and $8.6 million of stock compensation expense.

Investing Activities

Net cash used for investing activities was $11.3 million during the three months ended March 30, 2014, primarily comprised of $10.3 million used to purchase property, plant and equipment and $9.9 million used to purchase marketable securities, offset by $8.4 million in proceeds from the maturities of marketable securities.

Net cash used for investing activities was $6.4 million during the three months ended March 31, 2013, primarily comprised of $24.0 million used to purchase marketable securities and $12.9 million used to purchase property, plant and equipment, which were offset by $28.3 million in proceeds from the maturities of marketable securities.

Financing Activities

Net cash used for financing activities was $32.1 million during the three months ended March 30, 2014, primarily due to $94.1 million of repurchase of the Senior Notes, which was offset by $58.9 million of proceeds from the sale of Sunnyvale building.

Net cash used for financing activities was $1.8 million during the three months ended March 31, 2013, primarily due to $2.1 million payments on financing arrangements, offset by $0.6 million of proceeds from issuance of common stock upon the exercise of stock options.

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

As of March 30, 2014, we did not have any other significant off-balance sheet arrangements, as that term is defined in Item 303(a) (4) (ii) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. As of March 30, 2014, we had $260.1 million held in demand deposit accounts, $1.6 million held in overnight money market funds, $13.7 million invested in certificates of deposit, most of which were insured by FDIC and $14.1 million held in time deposits. Our cash and short-term investment position is highly liquid. Approximately $261.7 million have maturity terms of 0 to 30 days, $0.8 million have maturity terms of 31 to 90 days, $8.6 million have maturity terms of 91 to 180 days, and the remaining $18.3 million have maturity terms of 181 to 365 days at the time of purchase. Accordingly, our interest income fluctuates with short-term market conditions, but our exposure to interest rate risk is minimal due to the short term nature of our cash and investment position.

As of March 30, 2014, 28 percent of the aggregate principal amounts outstanding under our third party debt obligations were fixed rate, and 72 percent of our total debt obligations were variable rate. The Term Loan has a LIBOR floor of 1.25 percent. While LIBOR is below 1.25 percent, our interest expense will not change along with short-term change in interest rate environment. When LIBOR is above 1.25 percent, changes in interest rates associated with the Term Loan could then result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our contractual interest expense by approximately $3.0 million annually.

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

The following table provides information about our foreign currency forward contracts as of March 30, 2014 and December 29, 2013:

	March 30, 2014			December 29, 2013
	Notional Amount	Average Contract Rate Per USD	Estimated Fair Value	Notional Amount	Average Contract Rate Per USD	Estimated Fair Value
	(in thousands, except contract rates)
Non-Designated hedges

Foreign currency forward contracts

Buy JPY / Sell USD	$-	¥-	$-	$28,232	¥104.31	$(226)

Sell JPY / Buy USD	$42,845	¥103.51	$(285)	$41,994	¥96.36	$3,493

Sell EUR / Buy USD	$26,453	€0.72	$108	$23,446	€0.73	$(87)

Designated hedges

Sell JPY / Buy USD	$165,869	¥104.73	$(3,195)	$-	¥-	$-

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the matter of Certain flash memory chips and Products Containing the Same, U.S International Trade Commission (Investigation No. 337-TA-893) .

On August 1, 2013, Spansion LLC, a wholly owned subsidiary of the Company, filed a complaint pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 (“Section 337”), to request ITC institute an investigation relating to the unlawful importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain Macronix flash memory chips (“Macronix Chips”) that infringe certain claims of six of the Company’s valid patents, and/or are made, produced or processed under, or by means of, a process covered by the claims of the Company’s patents, and products containing the Macronix Chips.

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

In orders dated April 2, 2014 and April 14, 2014 the Administrative Law Judge (ALJ) for this investigation announced his retirement and ordered that the investigation’s trial be taken off calendar. On May 1, 2014, the ITC notified the parties the case would be assigned to the Chief Administrative Law Judge. The trial date has been scheduled for October 2, 2014.

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

The ITC has entered a target date of May 22, 2015, for completion of its investigation.

Spansion LLC v. Macronix International Co., Ltd. et. al., U.S. District Court, Northern District of California (No. 3:13-cv-03566).

On August 1, 2013, Spansion LLC filed a complaint in the U.S. District Court, Northern District of California (San Jose Division), case no. 3:13-cv-03566-JST, against Macronix International Co., Ltd., Macronix America, Inc., Acer Inc., Acer America Corporation, ASUSTek Computer Inc., Asus Computer International (America), Belkin International, Inc., D-Link Systems, Inc., NETGEAR Inc., Nintendo Co., Ltd., and Nintendo of America, Inc. for infringement of the patents involved in the ITC Investigation No. 337-TA-893. Spansion has asked for monetary damages as well as permanent injunctive relief to prevent further infringing activity.

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

Macronix International Co., LTD. v. Spansion Inc. et. al., U.S. District Court, Northern District of California (No. 4:14-cv-01890).

On October 2, 2013, Macronix International Co., Ltd. filed a complaint in the U.S. District Court, Eastern District of Virginia, case no. 3:13-cv-679-REP, against Spansion Inc. and Spansion LLC for infringement of seven Macronix patents. The complaint seeks unspecified monetary damages as well as injunctive relief.

The Company filed an answer to the complaint as well as motions to dismiss and to transfer jurisdiction.

On March 10, 2014 the court ruled favorably on both of Spansion's motions, ordering Macronix to file an amended complaint and transferring the case to the Northern District of California. The Company answered the amended complaint, denying all allegations of infringement and asserting defenses of patent invalidity.

On April 28, 2014, the case was officially transferred to the Northern District of California, Oakland Division (Case No. 4:14-cv-01890).

In the Matter of Certain flash memory chips and Products Containing the Same, U.S. International Trade Commission (Investigation No.337-TA-909).

On December 27, 2013, Macronix International Co., Ltd. and Macronix America, Inc., filed a complaint pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 (“Section 337”), to request that the U.S. International Trade Commission (“ITC”) institute an investigation relating to the importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain non-volatile memory products (“Spansion Chips”) and products containing the Spansion Chips. A revised complaint was filed on December 31, 2013, and a letter supplementing the revised complaint was filed on January 14, 2014. The revised complaint alleges that the Spansion Chips infringe certain claims of three patents owned by Macronix (“Macronix Patents”), and/or are made, produced or processed under, or by means of, a process covered by the claims of the Macronix Patents.

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

In an order dated March 5, 2014 the Administrative Law Judge (ALJ) for this investigation set trial for October 21-28, 2014.

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

The ITC has entered a target date of May 4, 2015, for completion of its investigation.

Spansion LLC v. Macronix International Co., Ltd. et. al., U.S. District Court, Northern District of California (No. 5:14-cv-01946).

On April 28, 2014, Spansion LLC filed a complaint in the U.S. District Court, Northern District of California, Case No. 5:14-cv-01946, against Macronix International Co, Ltd; Macronix America, Inc.; Acer Inc.; Acer America Corporation; ADT Corporation; Amazon.com, Inc.; ASRock Inc.; ASRock America, Inc.; ASUSTek Computer Inc.; Asus Computer International (America); Belkin International, Inc.; D-Link Corporation; D-Link Systems, Inc.; Leap Motion, Inc.; Lowe’s Companies, Inc.; Lowe’s Home Centers, Inc.; Microsoft Corp.; Nintendo Co., Ltd.; Nintendo of America, Inc.; Sercomm Corp.; Vonage Holdings Corp.; Vonage America Inc.; and Vonage Marketing LLC for infringement of the same patents asserted in ITC Docket No 3010, below. Spansion has asked for monetary damages as well as permanent injunctive relief to prevent further infringing activity.

In the Matter of Certain Non-Volatile Memory Chips and Products Containing the Same, U.S. International Trade Commission (ITC Docket No. 3010).

On April 29, 2014, Spansion LLC, a wholly owned subsidiary of the Company, filed a complaint pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 (“Section 337”), to request the United States International Trade Commission (“ ITC”) institute an investigation relating to the unlawful importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain Macronix non-volatile memory chips (“Macronix Chips”) that infringe certain claims of four of the Company’s valid patents, and/or are made, produced or processed under, or by means of, a process covered by the claims of the Company’s patents, and products containing the Macronix Chips.

The Company’s complaint names the following parties as Proposed Respondents: Macronix International Co, Ltd., of Hsin-chu, Taiwan; Macronix America, Inc., of Milpitas, CA; Macronix Asia Limited of Kanagawa Pref., Japan; Macronix (Hong Kong) Co., Ltd., of Sha Tin, N.T., Hong Kong; Acer Inc. of New Taipei City, Taiwan; Acer America Corporation of San Jose, CA; ADT Corporation of Boca Raton, FL; Amazon.com, Inc. of Seattle, WA; ASRock Inc. of Taipei City, Taiwan; ASRock America, Inc. of Chino, CA; ASUSTek Computer Inc. of Taipei, Taiwan; Asus Computer International of Fremont, CA; Belkin International, Inc., of Playa Vista, CA; D-Link Corporation of Taipei City, Taiwan; D-Link Systems, Inc., of Fountain Valley, CA; Leap Motion, Inc. of San Francisco, CA; Lowe’s Companies, Inc. of Mooresville, NC; Lowe’s Home Centers, Inc. of Wilkesboro, NC; Microsoft Corp. of Redmond, WA; Nintendo Co., Ltd., of Kyoto, Japan; Nintendo of America, Inc., of Redmond, WA; Sercomm Corp. of Taipei, Taiwan; Vonage Holdings Corp. of Holmdel, NJ; Vonage America Inc. of Holmdel, NJ; and Vonage Marketing LLC of Holmdel, NJ.

In its complaint, the Company seeks a general exclusion order to exclude from importation all infringing Macronix Chips and downstream products containing such chips. In the event that the ITC is unwilling to issue a general exclusion order, the Company seeks that a limited exclusion order be entered against each named Proposed Respondent and its subsidiaries and affiliates in order to remedy the Proposed Respondents’ violation of Section 337 and to prevent such future violations by the Proposed Respondents. The Company has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

The ITC is expected to decide whether to institute an investigation based on the Company’s complaint before the end of May 2014.

Others

  Besides the above, the Company is a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to all of these matters will not have a material adverse effect on the Company's financial condition, result of operations or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2013 and filed with the SEC on February 25, 2014 , which could materially adversely affect our business, financial condition and/or results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Form of Spansion Inc. Change of Control Severance Agreement to be entered into with the Company’s Chief Executive Officer and the Chief Financial Officer, adopted May 2, 2014.

10.2	Form of Spansion Inc. Change of Control Severance Agreement to be entered into with certain of the Company’s Senior Executive Officers, adopted May 2, 2014.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________________

*	Filed herewith.

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

/s/Randy W. Furr
Date: May 6, 2014	By:
Randy W. Furr
Corporate Executive Vice President and Chief Financial Officer