Form 10-K/A
period 2013-12-29
Spansion Inc.
filed 2014-07-08
CIK 1322705

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

Explanatory Note

This Amendment No. 1 to the Spansion Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which was originally filed with the Securities and Exchange Commission on February 25, 2014 (the “Original Filing”), is being filed to correct inadvertent clerical errors in Exhibits 32.1 and 32.2. No other change to the previously filed certifications is intended to be made by the filing of this Form 10-K/A, and this Form 10-K/A does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment No. 1 to the Form 10-K continues to speak as of the date of the Original Filing and does not reflect any events that occurred at any subsequent date.

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

10.22(i)***	Form of Performance-Based Restricted Stock Unit Award, filed as Exhibit 10.22(i) to Spansion’s Annual Report on Form 10-K for the period ended December 25, 2011, is hereby incorporated by reference.

10.22(j)***	Amended U.S. Employees Form of Stock Option Agreement and Terms and Conditions for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.22(j) to the Spansion Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which was originally filed with the Securities and Exchange Commission on February 25, 2014, is hereby incorporated by reference.

10.22(k)***	Amended U.S. Employees Form of Restricted Stock Unit Agreement and Terms and Conditions for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.22(k) to the Spansion Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which was originally filed with the Securities and Exchange Commission on February 25, 2014, is hereby incorporated by reference.

10.23***	Spansion Inc. 2010 Employee Incentive Plan, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

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

10.35(a)	Amendment No. 1 and Incremental Joinder, dated September 27, 2013, to the Revolving Credit Agreement dated as of December 13, 2012 among Spansion LLC, the Guarantors party thereto, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Documentation Agent, Morgan Stanley Bank, N.A. as Swing Line Lender and Issuing Bank, Barclays Bank PLC, as Collateral Agent, and Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC, as Joint Lead Arrangers and Joint Book Runners, filed as Exhibit 10.35(a) to the Spansion Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which was originally filed with the Securities and Exchange Commission on February 25, 2014, is hereby incorporated by reference.

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

10.50

Option Agreement for the Purchase and Sale of Real Property and Escrow Instructions, dated October 17, 2013, entered into by and between Spansion LLC and Watt Communities LLC, filed as Exhibit 10.50 to the Spansion Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which was originally filed with the Securities and Exchange Commission on February 25, 2014, is hereby incorporated by reference.

10.50(a)	Reinstatement and First Amendment to the Option Agreement for the Purchase and Sale of Real Property and Option Instructions, dated effective as of November 21, 2013 and entered into by and between Spansion LLC and Watt Communities LLC, filed as Exhibit 10.50(a) to the Spansion Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which was originally filed with the Securities and Exchange Commission on February 25, 2014, is hereby incorporated by reference.

16.1	Letter to Securities and Exchange Commission from Ernst & Young LLP, dated May 19, 2010, filed as Exhibit 16.1 to Spansion’s Current Report on Form 8-K dated May 20, 2010, is hereby incorporated by reference.

21.1	Subsidiaries of Spansion Inc., filed as Exhibit 21.1 to the Spansion Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which was originally filed with the Securities and Exchange Commission on February 25, 2014, is hereby incorporated by reference.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, filed as Exhibit 23.1 to the Spansion Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which was originally filed with the Securities and Exchange Commission on February 25, 2014, is hereby incorporated by reference.

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+++	XBRL Instance Document

101.SCH+++	XBRL Taxonomy Extension Schema Document

101.CAL+++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Confidential treatment has been requested with respect to portions of this exhibit.
***	Management agreement or compensation plan.
+	Filed herewith.
++	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
+++	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any antifraud provisions or any other liability provision of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 8, 2014	SPANSION INC.

/s/ Randy W. Furr
Randy W. Furr
Corporate Executive Vice President and
Chief Financial Officer