Form 10-Q/A
period 2014-03-30
Spansion Inc.
filed 2014-07-09
CIK 1322705

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

Explanatory Note

This Amendment No. 1 to the Spansion Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014, which was originally filed with the Securities and Exchange Commission on May 6, 2014 (the “Original Filing”), is being filed to correct an inadvertent clerical error in Exhibit 32.1. No other change to the previously filed certifications is intended to be made by the filing of this Form 10-Q/A, and this Form 10-Q/A does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment No. 1 to the Form 10-Q continues to speak as of the date of the Original Filing and does not reflect any events that occurred at any subsequent date.

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
10.1*

Form of Spansion Inc. Change of Control Severance Agreement to be entered into with the Company’s Chief Executive Officer and the Chief Financial Officer, adopted May 2, 2014, filed as Exhibit 10.1 to the Spansion Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014, which was originally filed with the Securities and Exchange Commission on May 6, 2014, is hereby incorporated by reference.

10.2*

Form of Spansion Inc. Change of Control Severance Agreement to be entered into with certain of the Company’s Senior Executive Officers, adopted May 2, 2014, filed as Exhibit 10.2 to the Spansion Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014, which was originally filed with the Securities and Exchange Commission on May 6, 2014, is hereby incorporated by reference.

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 _____________________________

*	Management agreement or compensation plan.

**	Filed herewith.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2014	SPANSION INC.

/s/ Randy W. Furr

Randy W. Furr
Corporate Executive Vice President and Chief Financial Officer