Form 10-Q
period 2014-06-29
Spansion Inc.
filed 2014-08-01
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.          Yes  ☒    No ☐

As of July 24, 2014, the registrant had 61,216,597 shares of Class A Common Stock outstanding at $0.001 par value per share.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013

Net sales	$314,666	$195,070	$626,416	$384,642
Cost of sales	221,844	137,714	443,762	281,431
Gross profit	92,822	57,356	182,654	103,211
Research and development	39,702	23,548	83,264	46,325
Sales, general and administrative	61,081	34,414	116,712	62,897
Operating loss	(7,961)	(606)	(17,322)	(6,011)
Interest income and other, net	5,941	3,118	1,341	4,080
Interest expense	(6,139)	(7,378)	(12,226)	(14,982)
Loss before income taxes	(8,159)	(4,866)	(28,207)	(16,913)
Provision (benefit) for income taxes	3,815	(1,635)	6,262	753
Net loss	(11,974)	(3,231)	(34,469)	(17,666)

Net loss per share
Basic	$(0.20)	$(0.06)	$(0.57)	$(0.30)
Diluted	$(0.20)	$(0.06)	$(0.57)	$(0.30)

Shares used in per share calculation
Basic	60,799	58,646	60,285	58,366
Diluted	60,799	58,646	60,285	58,366

See accompanying notes.

Spansion Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net loss	$(11,974)	$(3,231)	$(34,469)	$(17,666)
Other comprehensive income (loss), net of tax:
Unrealized gain on recovery from impaired investments reclassified into earnings	-	-	-	(1,200)
Net foreign currency translation gain (loss)	74	(482)	370	(1,537)
Net unrealized gain (loss) on cash flow hedges:
Net unrealized hedge gain (loss) arising during the period	(2,176)	6,317	(6,890)	14,060
Net gain reclassified into earnings for cash flow hedges (ineffective portion)	-	(2,415)	-	(2,415)
Net loss (gain) reclassified into earnings for cash flow hedges (effective portion)	1,601	(2,835)	2,983	(4,588)
Net unrealized gain (loss) on cash flow hedges	(575)	1,067	(3,907)	7,057
Other comprehensive income (loss), net of tax	(501)	585	(3,537)	4,320
Total comprehensive loss	$(12,475)	$(2,646)	$(38,006)	$(13,346)

 See accompanying notes.

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

Assets	June 29, 2014	December 29, 2013
Current assets:
Cash and cash equivalents	$268,930	$286,069
Short-term investments	35,843	25,428
Accounts receivable, net	177,958	177,838
Inventories	251,564	254,154
Deferred income taxes	5,275	4,592
Prepaid expenses and other current assets	53,642	52,756
Total current assets	793,212	800,837

Property, plant and equipment, net	188,265	185,505
Intangible assets, net	150,118	167,949
Goodwill	166,508	166,422
Other assets	66,890	60,208
Total assets	$1,364,993	$1,380,921

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$147,606	$126,680
Accrued compensation and benefits	39,281	57,876
Accrued liabilities and other	151,405	86,352
Income taxes payable	1,201	4,651
Deferred income	34,668	30,247
Current portion of long-term debt	2,390	97,320
Total current liabilities	376,551	403,126

Deferred income taxes	4,331	3,675
Long-term debt, less current portion	406,593	404,612
Other long-term liabilities	53,058	32,048
Total liabilities	840,533	843,461

Commitments and contingencies (Note 16)	-	-
Stockholders’ equity:
Capital stock:
Class A common stock, $0.001 par value, 150,000,000 shares authorized, 61,118,304 shares issued and outstanding as of June 29, 2014 (58,882,949 shares as of December 29, 2013)	61	59
Class B common stock, $0.001 par value, 1 share authorized, 0 shares issued and outstanding as of June 29, 2014 (1 share issued and outstanding as of December 29, 2013)	-	-
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	772,398	747,393
Accumulated deficit	(240,429)	(205,959)
Accumulated other comprehensive loss (Note 5)	(7,570)	(4,033)
Total stockholders' equity	524,460	537,460
Total liabilities and stockholders' equity	$1,364,993	$1,380,921

See accompanying notes.

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 29,	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(34,469)	$(17,666)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,256	39,269
Gain on recovery of impaired investments	(906)	(1,200)
Provision (benefit) for deferred income taxes	(78)	9
Gain on pension assets	(2,494)	-
Net gain on sale and disposal of property, plant and equipment	(24)	(957)
Loss on redemption of 7.875% Senior Unsecured Notes	1,137	-
Compensation recognized under employee stock plans	15,602	16,296
Reserve reversal on final settlement of bankruptcy claims	(3,205)	-
Changes in assets and liabilities	18,127	(20,770)
Net cash provided by operating activities	46,946	14,981

Cash Flows from Investing Activities:
Proceeds from recovery of impaired investments	906	1,530
Proceeds from sale of property, plant and equipment	107	934
Purchases of property, plant and equipment	(22,586)	(24,712)
Proceeds from sales and maturities of marketable securities	13,008	43,073
Purchases of marketable securities	(23,423)	(91,104)
Net cash used for investing activities	(31,988)	(70,279)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock due to options exercised	9,406	1,459
Refinancing cost on Term Loan and Revolver	-	(198)
Payments on financing arrangements	(100,985)	(2,105)
Net proceeds from sale of Sunnyvale property	58,908	-
Cash settlement on hedging activies	-	(268)
Net cash used for financing activities	(32,671)	(1,112)
Effect of exchange rate changes on cash and cash equivalents	574	(232)
Net decrease in cash and cash equivalents	(17,139)	(56,642)
Cash and cash equivalents, beginning of period	286,069	262,177
Cash and cash equivalents, end of period	$268,930	$205,535

Non-cash investing and financing activities:
Liabilities recorded for purchases of property, plant and equipment	$17,525	$11,210

See accompanying notes.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited interim financial statements reflect all normal and recurring adjustments considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The December 29, 2013 condensed consolidated balance sheet data were derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, as amended by the Form 10-K/A filed on July 8, 2014, but does not include all disclosures required by U.S. GAAP for annual periods.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2013 as filed with the SEC on February 25, 2014, amended by the Form 10-K/A filed on July 8, 2014. The results of operations for the six months ended June 29, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. The additional week in a 53-week fiscal year is added to the second quarter to realign the Company’s fiscal quarters more closely to calendar quarters. Fiscal 2014 and fiscal 2013 are comprised of 52-week periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the results of operations of the Company and all of the Company’s wholly-owned subsidiaries. All intercompany accounts have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements and disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Estimates are used to account for the fair value of certain marketable securities, revenue adjustments, the allowance for doubtful accounts, inventory write-downs, valuation of intangible assets, impairment of long-lived assets, legal contingencies, income taxes, stock-based compensation expenses, the fair value of long-term debt, product warranties and pension related liabilities. Actual results may differ from those estimates, and such differences may be material to the Company’s condensed consolidated financial statements

2. Recent Accounting Pronouncements

In May 2014, the FASB issued an accounting standard update that provides for a new single revenue accounting model that will replace existing revenue recognition guidance. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which a Company expects to be entitled in exchange for those goods or services. The guidance becomes effective in the first quarter of the Company’s fiscal year ending December 31, 2017. The Company will have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard update. The Company is evaluating the impact that the standard update will have on its consolidated financial statements.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

3. Acquisition

 On August 1, 2013, the Company acquired the microcontroller and analog business (the MCA business) of Fujitsu Semiconductor Limited (FSL) for purchase consideration of $158.5 million, ($150.0 million, net of cash acquired). Pursuant to the terms and conditions of a Stock Purchase Agreement with FSL, the Company acquired certain subsidiaries and assets and assumed certain liabilities of FSL for purposes of acquiring FSL’s business of designing, developing, marketing and selling microcontroller and analog semiconductor products.

         There were no changes in the first half of fiscal 2014 to the allocation of purchase price to the net assets acquired under the MCA business.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

4. Balance Sheet Components

	June 29, 2014	December 29, 2013
	(in thousands)

Cash and cash equivalents
Cash	$265,437	$282,163
Cash equivalents:
Money market funds	115	3,906
Certificates of deposit	3,378	-
Cash and cash equivalents	$268,930	$286,069

Short-term investments
Time deposits	14,063	14,045
Certificates of deposit	21,780	11,383
Short-term investments	$35,843	$25,428

Account receivable, net
Accounts receivable, gross	$178,378	$178,252
Allowance for doubtful accounts	(420)	(414)
Account receivable, net	$177,958	$177,838

Inventories
Raw materials	$9,334	$11,056
Work-in-process	199,806	176,601
Finished goods	42,424	66,497
Inventories	$251,564	$254,154

Property, plant and equipment, net
Land	$45,168	$45,168
Buildings and leasehold improvements	68,938	61,923
Equipment	412,927	385,679
Construction in progress	15,685	19,734
Accumulated depreciation and amortization	(354,453)	(326,999)
Property, plant and equipment, net	$188,265	$185,505

Other long term assets
Long term license	$22,271	$30,273
Others	44,619	29,935
Other long term assets	$66,890	$60,208

Accrued compensation and benefits
Accrued vacation	$11,940	$11,077
MCA business pension related obligation	6,770	22,406
Others	20,571	24,393
Accrued compensation and benefits	$39,281	$57,876

Accrued liabilities and other
Short term license liability	$8,687	$13,003
Obligation recorded from sale of Sunnyvale property	59,903	-
Litigation reserve	26,583	20,419
Others	56,232	52,930
Accrued liabilities and other	$151,405	$86,352

Other long term liabilities

MCA business employees pension related obligation	$18,033	$-
Others	35,025	32,048
Other long term liabilities	$53,058	$32,048

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

The Company’s cash balances are held in numerous locations throughout the world, with the majority in the United States. As of June 29, 2014, the Company had cash, cash equivalents, and short-term investments of $289.1 million held within the United States and $15.7 million held outside of the United States. As of December 29, 2013, the Company has cash, cash equivalents, and short term investments of $298.3 million held within the United States and $13.2 million held outside the United States.

All securities other than the FDIC insured certificates of deposit were designated as available-for-sale. FDIC insured certificates of deposit are held to maturity. Gross unrealized gains and losses on cash equivalents and short term investments were not material as of June 29, 2014 and December 29, 2013. Gross realized gains and losses on cash equivalents and short-term investments were not material for the three months and six months ended June 29, 2014 and June 30, 2013.

Sale of Sunnyvale property and new headquarters lease

On January 23, 2014, the Company sold property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that include its headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for a net consideration of $58.9 million. The Company concurrently leased back approximately 170,000 square feet of the headquarters building on a month-to-month basis with the Company having the option to continue the lease for up to 24 months; thereafter either party can terminate the lease. The first six months of the lease are rent free. For accounting purposes, the rents relating to the rent-free period have been netted against the sale proceeds and represent prepaid rent. The Company’s rent-free use of this building constitutes continuing involvement by the Company as lessee, and recognition of the sale of the property and the related gain is deferred until the lease period ends.

Due to the Company’s continuing involvement under the lease, the cash proceeds net of third-party costs were recorded under the financing method as a short term financing obligation, in accordance with the authoritative guidance on leases and sale of real estate. Interest is imputed on the financing obligation until such time as the sale can be recognized. The property will continue to remain on the Company’s condensed consolidated balance sheet and the buildings will be depreciated over their remaining useful life. As of June 29, 2014, $59.9 million, including interest, was recorded in Accrued liabilities and other as a financing obligation. After the rent-free period, a portion of the lease payments will be recorded as a decrease to the financing obligation and the remainder will be recognized as interest expense.

On May 22, 2014, the Company entered into a new headquarters lease for renting office space in San Jose, CA. The lease term is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The initial lease term will commence on January 1, 2015 and expire on December 31, 2026.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

5. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity related to accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Net Gains and Losses on Cash Flow Hedges	Total
	(in thousands)

Beginning Balance, December 29, 2013	$(4,035)	$2	$(4,033)
Other comprehensive income before reclassification, net of tax	370	(6,890)	(6,520)
Amounts reclassified to earnings	-	2,983 (1)	2,983
Net other comprehensive income (loss)	$370	$(3,907)	$(3,537)
Ending Balance, June 29, 2014	$(3,665)	$(3,905)	$(7,570)

(1) Reclassified into the Net sales line item of the Condensed Consolidated Statement of Operations. Please see Note 11 for further details.

6. Equity Incentive Plan and Stock-Based Compensation

Equity Incentive Plan

        The Company’s 2010 Equity Incentive Award Plan (2010 Plan) provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, and deferred stock to its employees, consultants and non-employee members of its Board of Directors.

        In the first quarter of fiscal 2014, the Company granted performance awards to certain senior executives with vesting subject to achievement of performance goals established by the Compensation Committee of the Company’s Board of Directors. Performance goals are based on a combination of Company- specific financial targets, and a relative total shareholder return (TSR) target that compares the Company’s TSR over a three-year period to a benchmark peer-group TSR. These awards vest at the end of the performance period of three years from the grant date. The number of stock awards that can vest range from 0% to 150% of those initially awarded. In evaluating the fair value of these awards, the Company used a combination of the stock price at the close of market on grant date, for the performance condition and a Monte Carlo simulation on grant date, taking the market-based goal into consideration, for the market condition.

        The shares of common stock available for grant under the 2010 Plan are shown in the following table:

Shares Available For Grant
Balance as of December 29, 2013	2,350,404
Additional shares issuable under 2010 plan (annual increase for 2014)	2,069,902
Stock options forfeited/cancelled through June 29, 2014	298,269
RSU awards granted, net of forfeitures/cancellations	(952,239)
Key executive RSU awards forfeited/cancelled through June 29, 2014	357,870
PSU awards granted, net of forfeitures/cancellations (1)	(256,000)
Balance as of June 29, 2014	3,868,206

(1) Includes performance awards granted in fiscal 2014 at target. Additional awards that could be earned under the fiscal 2014 grant total 137,000.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

Stock-Based Compensation

        The following table presents the total stock-based compensation expense by financial statement caption resulting from the Company’s stock options and RSU and PSU awards:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)
Cost of sales	$1,432	$1,379	$2,923	$2,852
Research and development	1,850	2,673	3,814	5,468
Sales, general and administrative	3,839	3,619	8,865	7,976
Stock-based compensation expense after income taxes(1)	$7,121	$7,671	$15,602	$16,296

(1) There was no income tax benefit related to stock-based compensation because all of the Company's U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subject to a full valuation allowance.

The fair value of each stock option was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for grants:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013

Expected volatility	43.79%	49.45%
Risk-free interest rate	1.15%	0.85%
Expected term (in years)	4.35	4.35
Dividend yield	0.00%	0.00%

The weighted average fair value of the Company’s stock options granted is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013

Weighted average fair value of stock options granted	$4.48	$4.88

As of June 29, 2014, the total unrecognized compensation cost related to unvested stock options and RSU awards was approximately $27.3 million after reduction for estimated forfeitures which will be recognized by the end of first quarter of fiscal 2017. No stock options were granted in fiscal 2014.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

The fair value of each PSU award granted in fiscal 2014 and fiscal 2013 was determined using a Monte Carlo pricing model, and was estimated using the following assumptions:

	Six Months Ended
	June 29, 2014	June 30, 2013

Stock price on grant date	$16.58	$11.50
Expected volatility	42.79%	50.90%
Risk-free interest rate	0.73%	0.21%
Dividend yield	0.00%	0.00%

Stock Option and Restricted Stock Unit Activity

        The following table summarizes stock option activities and related information under the 2010 Plan for the periods presented:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (in Years)	Value
				(in thousands)
Outstanding stock options as of December 29, 2013	6,542,929	$13.03	4.42	$14,061
Granted	-	$-
Cancelled/Forfeited	(298,269)	$15.41
Exercised	(896,345)	$17.05		$5,875
Outstanding stock options as of June 29, 2014	5,348,315	$13.34	3.98	$40,296
Total vested and exercisable as of June 29, 2014	4,467,057	$13.86	3.75	$31,306

No income tax benefit was realized from stock option exercises for the three and six months ended June 29, 2014.

        The following table summarizes RSU award activities and related information for the six months ended June 29, 2014:

		Weighted Average
	Number of	Grant-date
	Shares	Fair Value
Outstanding as of December 29, 2013	2,384,712	$14.01
Granted	1,042,532	$15.38
Cancelled/Forfeited	(90,293)	$12.93
Vested	(1,148,613)	$12.73
Outstanding as of June 29, 2014	2,188,338	$15.38

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

The following table summarizes key executive RSU and PSU award activities and related information for the six months ended June 29, 2014.

	Key Executive RSU		PSU
		Weighted Average			Weighted Average
	Number of	Grant-date	Number of		Grant-date
	Shares	Fair Value	Shares		Fair Value
Outstanding as of December 29, 2013	974,286	$12.40	362,000		$7.38
Granted	-	$-	274,000	(1)	$2.25
Cancelled/Forfeited	(357,870)	$11.03	(18,000)		$7.40
Vested	(318,781)	$12.77	-		$-
Outstanding as of June 29, 2014	297,635	$13.65	618,000		$5.10

(1) Includes performance awards granted in fiscal 2014 at target. Additional awards that could be earned under the fiscal 2014 grant total 137,000.

2014 Employee Stock Purchase Plan

On May 16, 2014 the stockholders of the Company approved the Spansion Inc. 2014 Employee Stock Purchase Plan (ESPP), which is qualified under Section 423 of the Internal Revenue Code. The ESPP provides that eligible employees may contribute up to 10% of their base salary towards the purchase of the Company’s common stock. The per share purchase price of the employee will be 85% of the fair market value of the stock at the beginning or the end of the offering period, whichever is lower.

The total number of shares of common stock reserved for issuance under the plan is 2.0 million shares. The plan shares will be increased automatically on an annual basis on January 1 of each year. The increase will be equal to one percent of total number of outstanding shares of the Company’s Common Stock on the immediately preceding December 31, subject to certain restrictions. The initial offering period under the ESPP commences on August 15, 2014 and ends on February 13, 2015.

7. Net Income (Loss) Per Share

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands except for per-share amounts)
Numerator:
Net loss	$(11,974)	$(3,231)	$(34,469)	$(17,666)
Denominator:
Denominator for basic / diluted net loss per share, weighted average shares	60,799	58,646	60,285	58,366

Net loss per share:
Basic / Diluted net loss per share	$(0.20)	$(0.06)	$(0.57)	$(0.30)
Potentially dilutive shares excluded from the diluted loss per share computation because their effect would have been anti-dilutive
- RSUs and Options	7,266	5,782	6,771	4,555
- Conversion of Senior Exchangeable Notes	10,814	-	10,814	-
Total antidilutive shares	18,080	5,782	17,585	4,555

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

8. Intangible Assets and Goodwill

Intangible Assets

        The following table presents the balance of intangible assets as of the dates indicated below:

		June 29, 2014			December 29, 2013
	Estimated range of lives (in years)	Gross Amount (2)	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Developed technology	5 to 10	$140,976	$(64,109)	$76,867	$140,476	$(53,661)	$86,815
Customer relationships	5 to 10	110,772	(43,012)	67,760	110,509	(36,366)	74,143
Trade names	0.5 to7	8,252	(5,151)	3,101	9,652	(5,719)	3,933
Trademarks	7 to 8	2,700	(310)	2,390	2,700	(142)	2,558
IP R&D (1)		-	-	-	500	-	500
Total Intangible Assets		$262,700	$(112,582)	$150,118	$263,837	$(95,888)	$167,949

(1)	All of the IP R&D reached technological feasibility during the six months ended June 29, 2014 and was reclassified into developed technology.

(2)	The changes in gross balance of intangible assets since December 29, 2013 resulted from fully amortized assets no longer in use and from foreign currency translation adjustments.

        The actual amortization expense for the intangible assets are as shown below:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)

Amortization expense	$8,939	$6,813	$18,094	$13,626

The estimated future amortization expense for intangible assets as summarized below:

Estimated Future Amortization
(in thousands)
Fiscal 2014 (remaining 6 months)	$17,212
Fiscal 2015	35,759
Fiscal 2016	35,926
Fiscal 2017	25,061
Fiscal 2018	19,607
Fiscal 2019 and beyond	16,553
Total	$150,118

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

Goodwill

        The following table represents the balance of goodwill as of the dates indicated below:

	June 29, 2014	December 29, 2013
	(in thousands)

Goodwill	$166,508	$166,422

        The changes in the carrying amount of goodwill since December 29, 2013 resulted from foreign currency translation adjustments.

9. Financing arrangements

        The following table summarizes the Company’s debt:

	June 29, 2014	December 29, 2013
	(in thousands)
Debt obligations:
Term Loan	$294,933	$296,135
2.00% Senior Exchangeable Notes	114,050	111,733
7.875% Senior Notes	-	94,064
Total debt	$408,983	$501,932
Less: current portion	2,390	97,320
Long-term debt	$406,593	$404,612

2.00% Senior Exchangeable Notes due 2020

The net carrying amount of the liability component of 2.00% Senior Exchangeable Notes due 2020 (the Notes) consists of the following:

June 29, 2014
(in thousands)
Principal amount	$150,000
Unamortized debt discount	(35,950)
Net carrying value	$114,050

The following table presents the interest expense recognized on the Notes:

Six Months Ended
June 29, 2014
(in thousands)
Contractual interest expense at 2% per annum	$1,484
Amortization of debt issuance costs	261
Accretion of debt discount	2,317
Total	$4,062

Capped Calls

In connection with the issuance of the Notes, the Company entered into capped call transactions with certain bank counterparties to reduce the potential dilution to the Company’s common stock upon exchange of the Notes. The capped call transactions have a strike price of approximately $13.87 and a cap price of approximately $18.14, and are exercisable when and if the Notes are converted. If upon conversion of the Notes, the price of the common stock is above the strike price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value approximately equal to the difference between the price of our common stock at the conversion date (with a maximum price for purposes of this determination equal to the cap price) and the strike price, multiplied by the number of shares of our common stock related to the capped call transactions being exercised. The capped call transactions expire on September 1, 2020.

The Company is in compliance of all the covenants under its existing debt obligations as of June 29, 2014.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

7.875% Senior Notes due 2017

        On January 21, 2014, the Company redeemed the remaining $94.1 million aggregate principal amount outstanding of 7.875% Senior Notes due 2017 (the Senior Notes) at a redemption price that was 103.938% of their face value. The Company paid an aggregate amount of $99.1 million, including redemption price, accrued and unpaid interest, and repurchase premium, and recorded a loss on redemption of $4.8 million within Interest income and other, net in the Condensed Consolidated Statement of Operations. The Company redeemed these Senior Notes with the proceeds from the issuance of the 2.00% Senior Exchangeable Notes due 2020.

2012 Revolving Credit Facility

As of June 29, 2014, the Company was in compliance with all of the 2012 Revolving Credit Facility’s covenants. However, drawdown under the 2012 Revolving Credit Facility requires that the Company meet or obtain a waiver to certain conditions including the senior secured leverage ratio not to exceed 2.75:1.00 and compliance with coverage and leverage ratios, as of the last day of the most recently ended fiscal quarter. Based on the financial results for the quarter ended June 29, 2014, the Company does not meet the maximum leverage ratio limit. The Company has not obtained a waiver for those conditions, so it is not able to draw down on the 2012 Revolving Credit Facility. The Company did not need to draw on the revolving line of credit during the quarter ended June 29, 2014 and believes that its sources of cash and liquidity are sufficient to meet the business requirements for the next 12 months.

10. Fair Value Measurement

        The fair value measurements of the Company’s financial assets and liabilities, categorized into types of instruments, are set forth in the table below based upon the fair value hierarchy:

	June 29, 2014				December 29, 2013
	Level 1	Level 2	Total		Level 1	Level 2	Total
	(in thousands)

Money market funds	$115	$-	$115	(1)	$3,906	$-	$3,906	(2)
Foreign Exchange Forward Contracts	-	-	-		-	3,493	3,493
Total financial assets	$115	$-	$115		$3,906	$3,493	7,399
Foreign Exchange Forward Contracts		$4,029	$4,029		$-	$313	$313
Total financial liabilities	$-	$4,029	$4,029		$-	$313	$313

(1) Total cash and cash equivalents and short-term investments of $304.8 million as of June 29, 2014 includes cash of $265.5 million held in operating accounts, $25.2 million held in certificates of deposit and $14.1 million held in time deposit accounts.

(2) Total cash and cash equivalents and short-term investments of $311.5 million as of December 29, 2013 includes cash of $282.2 million held in operating accounts, $3.9 million in money market funds, $11.4 million held in certificates of deposit and $14.0 million in time deposit accounts.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

Fair Value of Other Financial Instruments Not Carried At Fair Value

    The Company’s Term Loan and Notes are traded in the market and the fair values are Level 1, as they are based on quoted market prices. Prior to redemption in fiscal 2013, the Senior Notes were traded in the market and the fair value was Level 1. The carrying amounts and estimated fair values of the Company’s debt obligations are as follows:

	June 29, 2014		December 29, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)

Debt traded in the market:
Term Loan	$294,933	$295,670	$296,135	$295,170
2.0% Senior Exchangeable Notes	114,050	185,616	111,733	129,104
7.875% Senior Notes	-	-	94,064	97,591
Total Debt Obligations	$408,983	$481,286	$501,932	$521,865

    The fair value of the Company’s cash equivalents, accounts receivable, accounts payable and other current liabilities approximates their carrying value.

11. Derivative Financial Instruments

The Company entered into multiple foreign exchange forward contracts to hedge certain operational exposures resulting from movements in Japanese yen (JPY) exchange rates. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate movements on its operating results. Some foreign currency forward contracts were considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or undesignated, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues and net asset or liability positions designated in currencies other than the U.S. dollar and they are not speculative in nature.

Cash Flow Hedges

The Company’s foreign currency forward contracts that were designated as cash flow hedges have maturities between three and eight months. The maximum original duration of any contract allowable under the Company’s hedging policy is fifteen months.

At June 29, 2014, the Company had outstanding forward contracts to buy USD for $145.3 million with Japanese Yen.

Over the next twelve months, the Company expects to reclassify $3.9 million from accumulated other comprehensive loss to earnings as the related forecasted transactions occur.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

The following table summarizes the activity related to derivatives in accumulated other comprehensive loss, net of tax:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(in thousands)

Beginning Balance	$(3,330)	$5,991	$2	$1
Net loss (gain) reclassified into earnings on cash flow hedges (effective portion)	1,601	(2,835)	2,983	(4,588)
Net gain reclassified into earnings on cash flow hedges (ineffective portion)	-	(2,415)	-	(2,415)
Net unrealized hedge gain (loss) arising during the period	(2,176)	6,317	(6,890)	14,060
Ending Balance	$(3,905)	$7,058	$(3,905)	$7,058

Non-designated hedges

Total notional amounts of outstanding contracts were as summarized below:

Buy / Sell	June 29, 2014	December 29, 2013
(in millions)

Japanese Yen / US dollar	-	JPY 2,945/$28.2
US dollar / Japanese Yen	$51.1/JPY 5,206	$42.0/JPY 4,047
US dollar / EUR	$33.4/EUR 24.5	$23.4/EUR 17.1

As of June 30, 2013, the Company had entered into an economic hedge using foreign exchange forward contracts and options to mitigate the impact of foreign currency fluctuations relating to the acquisition of the MCA business. These forward contracts and options are not designated hedges and are carried at fair value with changes in the fair value recorded in Interest income and other, net in the accompanying Condensed Consolidated Statement of Operations.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2014 and June 30, 2013 was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)
Derivatives Designated as Hedging Instruments
Foreign Exchange Forward Contracts
Net unrealized gain (loss) recognized in OCI (1)	$(2,176)	$6,317	$(6,890)	$14,060
Net loss (gain) reclassified from accumulated OCI into income (effective portion)(2)	$1,601	$(2,835)	$2,983	$(4,588)
Net gain reclassified from accumulated OCI into income (ineffective portion) (3)	$-	$(2,415)	$-	$(2,415)
Derivatives Not Designated as Hedging Instruments
Net gain (loss) recognized in income
Swap interest expense (4)	$-	$(2)	$-	$(8)
Foreign Exchange Forward Contracts (5)	$1,204	$(2,349)	$1,994	$240
Foreign Exchange Options Contracts (5)	$-	$197	$-	$197

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (OCI)
(2)	Effective portion classified as net product revenue
(3)	Classified in interest income and other, net
(4)	Classified in interest expense
(5)	Classified in interest income and other, net

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of June 29, 2014 and December 29, 2013 were as follows:

	June 29, 2014		December 29, 2013
Balance sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(in thousands)
Prepaid expenses and other current assets Foreign Exchange Forward Contracts	$-	$-	$-	$3,493

Accrued liabilities and other Foreign Exchange Forward Contracts	$3,757	$272	$-	$313

The Company had an unrealized loss for the three and six months ended June 29, 2014, and a derivative liability from its cash flow hedges as of June 29, 2014, due to the strengthening of the Yen against the US Dollar during the first six months of fiscal 2014. The Company had an unrealized gain for the three and six months ended June 29, 2013, and a derivative asset from its cash flow hedges as of December 29, 2013, due to the weakening of the Yen against the US Dollar during the first six months of fiscal 2013. Cash flow hedges are usually entered into at the beginning of each fiscal year.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

Offsetting Derivative Assets and Liabilities

The Company presents its derivatives at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. The following table sets forth the offsetting of derivative assets December 29, 2013. The Company did not have derivative assets as of June 29, 2014.

				Gross amounts not offset in the Condensed Consolidated Balance Sheets but have legal rights to offset
	Gross amounts of recognized Assets	Gross amounts offset in the Condensed Consolidated Balance Sheets	Net amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash collateral pledged	Net amount
	(in thousands)
As of December 29, 2013:
Foreign exchange contracts	$3,493	$-	$3,493	$(1,572)	$-	$1,921

(1) Financial Instruments as of December 29, 2013 relates to derivative liabilities and the Term Loan facility which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

The following table sets forth the offsetting of derivative liabilities as of June 29, 2014 and December 29, 2013:

				Gross amounts not offset in the Condensed Consolidated Balance Sheets but have legal rights to offset
	Gross amounts of recognized Liabilities	Gross amounts offset in the Condensed Consolidated Balance Sheets	Net amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments		Cash collateral pledged	Net amount
	(in thousands)
As of June 29, 2014:
Foreign exchange contracts	$4,029	$-	$4,029	$(2,076	)(1)	$-	$1,953
As of December 29, 2013:
Foreign exchange contracts	$313	$-	$313	$(226	)(2)	$-	$87

(1)

Financial Instruments as of June 29, 2014 relates to cash and cash equivalents and short-term investments, which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

(2)	Financial Instruments as of December 29, 2013 relates to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

12. Employee related pension obligation

A majority of the employees transferred as part of the MCA business acquisition were participants in the Fujitsu Corporate Pension Fund and Retirement Allowance Plan (together, the Fujitsu Defined Benefit Plan) until March 31, 2014. The Company accounted for its participation in the Fujitsu Defined Benefit Plan on behalf of these employees (Plan participants) as a multiemployer plan participant and recorded pension expense of $1.5 million for the fiscal quarter ended March 30, 2014.

On January 15, 2014, the Company received approval from the transferred employees’ union to exit from the Fujitsu Defined Benefit Plan and establish the Spansion defined contribution and cash balance plans.

On April 1, 2014, the Company withdrew from the Fujitsu Defined Benefit Plan and set up the Spansion Corporate Defined Contribution Pension Plan and the Spansion Innovates Group Cash Balance Plan, an unfunded defined benefit plan of our MCA Japan business subsidiaries (Spansion Pension Plans). In accordance with the Stock Purchase Agreement with FSL, the plan assets transferred from the Fujitsu Defined Benefit Plan to the Spansion Pension Plans were valued as of March 31, 2014, one day before the transfer. The Company was not subject to any liabilities upon withdrawal from the Fujitsu Defined Benefit Plan.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

The Company recognized a gain of $2.5 million in the second quarter of fiscal 2014 relating to better than expected performance of the total fund assets in the pension plan. This gain was recorded as Interest income and other, net in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 29, 2014.

The restricted cash that was received as a part of the MCA business acquisition for the underfunded portion of the Fujitsu managed pension plan was $23.2 million. According to the employees’ election and the expected distribution schedule, the Company recorded $6.6 million in Accrued compensation and benefits and $17.7 million in Other long-term liabilities in the Condensed Consolidated Balance Sheet as of June 29, 2014. Restricted cash relating to these distributions has been consequently recorded in short term and long term assets as appropriate.

Spansion Innovates Group Cash balance plan (Defined Benefit Plan)

The Spansion Innovates Group Cash balance plan (Cash Balance Plan) provides for the Company to set up a hypothetical cash balance account (CB account) for each plan participant and accumulates at a percentage of the annual pensionable salary and interest thereon. Only employees transferred as part of the MCA business acquisition are eligible to participate in the cash balance plan.

The pension charges under the Cash Balance Plan are based on certain actuarial assumptions, such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the expected benefit payments to the Japanese corporate bonds yield curve as of April 1, 2014. Actual results that differ from these assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the PBO.

The Company recorded a service cost and accrued a liability of $0.3 million for the three and six months ended June 29, 2014. The Company expects to expense $1.0 million related to the Cash Balance Plan for the fiscal year ending 2014.

Spansion Corporate Defined Contribution Plan

The Company recorded an expense of $ 0.6 million under this plan for the three and six months ended June 29, 2014 and accrued a liability of $0.2 million as of June 29, 2014.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

13. Income Taxes

 The following table presents the Company’s income tax expense (benefit):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)

Income tax expense (benefit)	$3,815	$(1,635)	$6,262	$753

 The Company recorded an income tax expense of $3.8 million and an income tax benefit of $1.6 million for the three months ended June 29, 2014 and June 30, 2013, respectively. The Company’s income tax expense was $6.3 million and $0.8 million for the six months ended June 29, 2014 and June 30, 2013, respectively.

 The tax expense for the three months and the six months ended June 29, 2014 was primarily attributable to pre-tax income in foreign jurisdictions, withholding taxes related to Samsung licensing revenue and reserves for uncertain tax positions in foreign jurisdictions.

 The tax benefit for the three months ended June 30, 2013 was primarily attributable to the release of reserves for uncertain tax positions in foreign locations due to expiration of the applicable statues of limitations. The tax expense for the six months ended June 30, 2013 was primarily attributable to pre-tax income in foreign jurisdictions and withholding taxes related to Samsung licensing revenue, offset by the release of reserves for uncertain tax positions in foreign locations.

 As of June 29, 2014, all of the Company's U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on the Company's assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

 As of December 29, 2013, the Company had U.S. federal and state net operating loss carry forwards of approximately $1,024 million and $219.8 million, respectively. Approximately $489.7 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. These federal and state net operating losses, if not utilized, expire from 2016 to 2033. The Company also has U.S. federal credit carryovers of $3.3 million, which expire from 2020 to 2033. The Company also has state tax credits of $18.2 million, which includes California state tax credits of $17.5 million, which can be carried forward indefinitely.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

The following tables present a summary of restructuring activities related to 2013 restructuring plan described above:

	Three Months Ended	Six Months Ended
	June 29, 2014	June 29, 2014
	(in thousands)
Accrued restructuring balance, beginning of period	$58	$844
Non-cash adjustments	(17)	(31)
Cash payments	(2)	(774)
Accrued restructuring balance, end of period	$39	$39

15. Capital Structure

Effective January 22, 2014, SLS Spansion Holdings, LLC and its affiliates were no longer holders of at least 5% of the Company’s voting securities. Consequently, the one outstanding share of Class B Common Stock was converted into one share of Class A Common Stock.

16. Commitments and Contingencies

Purchase Commitments

The Company had $117.0 million of purchase commitments with certain suppliers, primarily for inventory items as of June 29, 2014.

Guarantees and Indemnifications

In the normal course of business, the Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations and the unique facts and circumstances involved with respect to each particular agreement. Historically, payments under these types of agreements have not had a material adverse effect on the Company’s business, results of operations or financial condition.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

Product Warranties

          The Company generally offers a one-year limited warranty for all its products. During the three and six months ended June 29, 2014 and June 30, 2014, changes in the Company’s reserve for product warranty were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)
Balance at beginning of period	$2,478	$1,578	$2,055	$2,124
Provision for warranties issued	804	304	1,371	600
Settlements made	(242)	(779)	(449)	(1,585)
Changes in reserve for pre-existing warranties during the period	(527)	24	(464)	(12)
Balance at end of period	$2,513	$1,127	$2,513	$1,127

Legal Matters

In the Matter of Certain Flash Memory Chips and Products Containing the Same, U.S International Trade Commission (Investigation No. 337-TA-893).

On August 1, 2013, Spansion LLC, a wholly owned subsidiary of the Company (Spansion LLC), filed a complaint pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 (Section 337), to request the United States International Trade Commission ( ITC) to institute an investigation relating to the unlawful importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain Macronix flash memory chips (Macronix Chips) that infringe certain claims of six valid patents held by Spansion LLC, and/or are made, produced or processed under, or by means of, a process covered by the claims of those patents, and products containing the Macronix Chips.

On September 9, 2013, the ITC instituted its investigation, naming the following entities as Respondents in the investigation: Macronix International Co, Ltd., of Hsin-chu, Taiwan; Macronix America, Inc., of Milpitas, CA; Macronix Asia Limited of Kanagawa Pref., Japan; Macronix (Hong Kong) Co., Ltd., of Sa Tin, N.T., Hong Kong; Acer Inc. of New Taipei City, Taiwan; Acer America Corporation of San Jose, CA; ASUSTek Computer Inc. of Taipei, Taiwan; Asus Computer International of Fremont, CA; Belkin International, Inc., of Playa Vista, CA; D-Link Corporation of Taipei City, Taiwan; D-Link System, Inc., of Fountain Valley, CA; Netgear Inc., San Jose, CA; Nintendo Co., Ltd., of Kyoto, Japan; and Nintendo of America, Inc., of Redmond, WA.

Through this investigation, Spansion LLC seeks a general exclusion order to exclude from importation all infringing Macronix Chips and downstream products containing such chips. In the event that the ITC is unwilling to issue a general exclusion order, Spansion LLC requests a limited exclusion order be entered against each named Respondent and its subsidiaries and affiliates in order to remedy the Respondents’ violation of Section 337 and to prevent future violations by Respondents. Spansion LLC has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

Trial is presently set to commence on October 2, 2014. The ITC has entered a target date of May 22, 2015, for completion of its investigation.

The U.S. Patent and Trademark Office (PTO) has initiated inter partes review with respect to certain claims under four of the six patents involved in this investigation in response to petitions filed by Macronix. On May 7, 2014, the U.S. PTO initiated inter partes review of claims 1-14 of U.S. Patent No. 6,459,625. On May 8, 2014, the U.S. PTO initiated inter partes review of claims 1-4 of U.S. Patent No. 6,369,416; claims 1, 3-5, 7, 20, and 28 of U.S. Patent No. 6,731,536; and claims 1-6 and 8-13 of U.S. Patent No. 7,151,027, in response to petitions filed by Macronix. A second petition for inter partes review of claims 7 and 14 of U.S. Patent No. 7,151,027 was filed by Macronix on June 4, 2014, together with a Motion for Joinder, seeking to join the earlier filed petition and the already instituted review of the same patent. Absent a showing of good cause for delay, and depending on the decision on the Motion for Joinder, a final decision is expected in each of these inter partes review proceedings by May 8, 2015.

Spansion LLC v. Macronix International Co., Ltd. et. al., U.S. District Court, Northern District of California (No. 3:13-cv-03566).

On August 1, 2013, Spansion LLC filed a complaint in the U.S. District Court, Northern District of California (San Jose Division), Case No. 3:13-cv-03566-JST, against Macronix International Co., Ltd., Macronix America, Inc., Acer Inc., Acer America Corporation, ASUSTek Computer Inc., Asus Computer International (America), Belkin International, Inc., D-Link Systems, NETGEAR Inc., Nintendo Co., Ltd., and Nintendo of America, Inc. for infringement of the patents involved in the ITC Investigation No. 337-TA-893 (ITC -893 Investigation), discussed above. Spansion LLC has asked for monetary damages as well as permanent injunctive relief to prevent further infringing activity.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

On August 29, 2013, Spansion LLC amended its original complaint to delete certain defendants, resulting in the eleven party defendants identified above (Defendants), and to make certain additional allegations.

On October 8, 2013, pursuant to 28 U.S.C. § 1659, each of the Defendants asserted its statutory right to a mandatory stay of all proceedings in the Northern District of California action until the conclusion of the ITC -893 Investigation. Because the requested stay is mandated by statute, Spansion LLC did not oppose the motion and the requested stay was granted.

Macronix International Co., LTD. v. Spansion Inc. et. al., U.S. District Court, Northern District of California (No. 4:14-cv-01890).

On October 2, 2013, Macronix International Co., Ltd. filed a complaint in the U.S. District Court, Eastern District of Virginia, Case No. 3:13-cv-679-REP, against Spansion Inc. and Spansion LLC for patent infringement of seven Macronix patents. The complaint sought unspecified monetary damages as well as injunctive relief.

The Company filed an answer to the complaint as well as motions to dismiss and to transfer jurisdiction.

On March 10, 2014 the court ruled favorably on both of the Company's motions, ordering Macronix to file an amended complaint and transferring the case to the Northern District of California. Macronix filed an amended complaint and the Company answered that amended complaint, denying all allegations of infringement and asserting defenses of patent invalidity.

On April 28, 2014, the case was officially transferred to the Northern District of California, Oakland Division (case No. 4:14-cv-01890).

Discovery is proceeding, but no trial date has been set.

In the Matter of Certain Non-Volatile Memory Devices and Products Containing the Same, U.S. International Trade Commission (Investigation No. 337-TA-909).

On December 27, 2013, Macronix International Co., Ltd. and Macronix America, Inc. filed a complaint pursuant to Section 337 to request that the ITC institute an investigation relating to the importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain non-volatile memory devices and products containing such devices. A revised complaint was filed on December 31, 2013, and a letter supplementing the revised complaint was filed on January 14, 2014. The revised complaint alleges that the accused devices infringe certain claims of three patents owned by Macronix (Macronix Patents), and/or are made, produced or processed under, or by means of, a process covered by the claims of the Macronix Patents.

On January 29, 2014, the Commission instituted its investigation, naming as Respondents the following entities: the Company, Spansion LLC, Spansion (Thailand) Ltd., Beats Electronics LLC of Santa Monica, CA, Delphi Automotive PLC of Gillingham, Kent, United Kingdom, Delphi Automotive Systems, LLC of Troy, Michigan, Harman International Industries, Inc. of Stamford, CT, Harman Becker Automotive Systems, Inc. of Farmington Hills, MI, Harman Becker Automotive Systems GmbH of Karlsbad, Germany, Ruckus Wireless, Inc. of Sunnyvale, CA and Tellabs, Inc. of Naperville, IL.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

In an order dated March 5, 2014, the Administrative Law Judge (ALJ) for this investigation set trial for October 21, 2014.

Through this investigation, Macronix seeks a general exclusion order to exclude from importation all infringing Spansion devices and downstream products containing such devices. In the event that the ITC is unwilling to issue a general exclusion order, Macronix requests that a limited exclusion order be entered against each named Respondent and its subsidiaries and affiliates in order to remedy the Respondents’ violation of Section 337 and to prevent future violations by Respondents. Macronix has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

The ITC has entered a target date of May 4, 2015, for completion of its investigation.

In the Matter of Certain Non-Volatile Memory Chips and Products Containing the Same, U.S. International Trade Commission (Investigation No. 337-TA-916).

On April 29, 2014, Spansion LLC filed a complaint pursuant to Section 337 of the Tariff Act of to request the ITC institute an investigation relating to the unlawful importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain Macronix non-volatile memory chips (Macronix Chips) that infringe certain claims of four valid patents held by Spansion LLC, and/or are made, produced or processed under, or by means of, a process covered by the claims of those patents, and products containing the Macronix Chips.

On May 29, 2014, the ITC instituted its investigation, naming the following entities as Respondents in the investigation: Macronix International Co, Ltd., of Hsin-chu, Taiwan; Macronix America, Inc., of Milpitas, CA; Macronix Asia Limited of Kanagawa Pref., Japan; Macronix (Hong Kong) Co., Ltd., of Sha Tin, N.T., Hong Kong; Acer Inc. of New Taipei City, Taiwan; Acer America Corporation of San Jose, CA; ADT Corporation of Boca Raton, FL; Amazon.com, Inc. of Seattle, WA; ASRock Inc. of Taipei City, Taiwan; ASRock America, Inc. of Chino, CA; ASUSTek Computer Inc. of Taipei, Taiwan; Asus Computer International of Fremont, CA; Belkin International, Inc., of Playa Vista, CA; D-Link Corporation of Taipei City, Taiwan; D-Link Systems, Inc., of Fountain Valley, CA; Leap Motion, Inc. of San Francisco, CA; Lowe’s Companies, Inc. of Mooresville, NC; Lowe’s Home Centers, Inc. of Wilkesboro, NC; Microsoft Corp. of Redmond, WA; Nintendo Co., Ltd., of Kyoto, Japan; Nintendo of America, Inc., of Redmond, WA; Sercomm Corp. of Taipei, Taiwan; Vonage Holdings Corp. of Holmdel, NJ; Vonage America Inc. of Holmdel, NJ; and Vonage Marketing LLC of Holmdel, NJ.

Through this investigation, Spansion LLC seeks a general exclusion order to exclude from importation all infringing Macronix Chips and downstream products containing such chips. In the event that the ITC is unwilling to issue a general exclusion order, Spansion LLC requests a limited exclusion order be entered against each named Proposed Respondent and its subsidiaries and affiliates in order to remedy the Proposed Respondents’ violation of Section 337 and to prevent future violations by the Proposed Respondents. Spansion LLC has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

Discovery is proceeding. Trial is set for March 16, 2015, and the ITC has set the target date for the conclusion of the investigation as October 2, 2015.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

Spansion LLC v. Macronix International Co., Ltd. et. al., U.S. District Court, Northern District of California (No. 5:14-cv-01946).

On April 28, 2014, Spansion LLC filed a complaint in the U.S. District Court, Northern District of California, Case No. 5:14-cv-01946, against Macronix International Co, Ltd; Macronix America, Inc.; Acer Inc.; Acer America Corporation; ADT Corporation; Amazon.com, Inc.; ASRock Inc.; ASRock America, Inc.; ASUSTek Computer Inc.; Asus Computer International (America); Belkin International, Inc.; D-Link Corporation; D-Link Systems, Inc.; Leap Motion, Inc.; Lowe’s Companies, Inc.; Lowe’s Home Centers, Inc.; Microsoft Corp.; Nintendo Co., Ltd.; Nintendo of America, Inc.; Sercomm Corp.; Vonage Holdings Corp.; Vonage America Inc.; and Vonage Marketing LLC for infringement of the same patents asserted in ITC Investigation No. 337-TA-916, referenced above. Spansion LLC has asked for monetary damages as well as permanent injunctive relief to prevent further infringing activity.

On June 23, 2014, pursuant to 28 U.S.C. § 1659, the Defendants asserted their statutory right to a mandatory stay of all proceedings in this Northern District of California action until the conclusion of the ITC Investigation No. 337-TA-916. Because the requested stay is mandated by statute, Spansion LLC did not oppose the motion and the requested stay was granted on June 27, 2014.

In the Matter of Certain Device Containing Non-Volatile Memory and Products Containing the Same, U.S. International Trade Commission (Investigation No. 337-TA-922).

On June 27, 2014, Macronix International Co., Ltd. and Macronix America, Inc. filed a complaint pursuant to Section 337 to request that the ITC institute an investigation relating to the importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain devices containing non-volatile memory (Spansion Chips) and products containing the Spansion Chips. The complaint alleges that the Spansion Chips infringe certain claims of four patents owned by Macronix (Macronix Patents), and/or are made, produced or processed under, or by means of, a process covered by the claims of the Macronix Patents.

The complaint identifies the following entities as proposed respondents: the Company, Spansion LLC, Spansion (Thailand) Ltd., Aerohive Networks, Inc. of Sunnyvale, CA, Allied Telesis, Inc. of Bothell, WA, Ciena Corporation of Hanover, MD, Delphi Automotive PLC of Gillingham, Kent, United Kingdom, Delphi Automotive Systems, LLC of Troy, Michigan, Polycom, Inc. of San Jose, CA, Ruckus Wireless, Inc. of Sunnyvale, CA, ShoreTel Inc. of Sunnyvale, CA, Tellabs, Inc. of Naperville, IL, Tellabs North America, Inc. of Naperville, IL, and TiVo Inc. of San Jose, CA.

In its complaint, Macronix seeks a general exclusion order to exclude from importation all infringing Spansion Chips and downstream products containing such chips. In the event that the ITC is unwilling to issue a general exclusion order, Macronix requests that a limited exclusion order be entered against each named Respondent and its subsidiaries and affiliates in order to remedy the Respondents’ violation of Section 337 and to prevent future violations by Respondents. Macronix has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

On July 29, 2014, the ITC announced institution of an investigation. No trial date is set, and no target date for completion of the investigation has been set.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)(Unaudited)

In the Matter of Block Decoded Wordline Driver, Triple Well Charge Pump and Products Containing the Same, Landgericht Mannheim, Germany.

On July 8, 2014, Macronix International Co., Ltd. filed a complaint in the District Court (or Lendgericht) in Mannheim, Germany, against Spansion LLC, Spansion International, Inc., Polycom GmbH, Harman Becker Automotive Systems GmbH and Ruckus Wireless Inc., for infringement of the German parts of European Patents EP 0 931 379 and EP 1 002 320. Macronix has requested permanent injunctive relief to prevent further infringing activity and seeks an accounting, a recall of infringing devices, reimbursement of costs of the proceedings and confirmation of the defendants’ liability for damages on the merits. Macronix further has requested that the District Court allow preliminary enforcement of the District Court’s decision upon the provision by Macronix of a security bond, should injunctive relief and cost reimbursement be awarded.

Others

In addition to the above matters, the Company is a party to various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to all of these matters will not have a material adverse effect on the Company's financial condition, result of operations or cash flows.

17. Closure of Chapter 11 cases

Pursuant to the confirmation of the Plan of Reorganization on April 16, 2010, a claims agent was appointed to analyze and, at his discretion, contest outstanding disputed claims totaling $1.5 billion. As of June 29, 2014, the Company had resolved all outstanding disputed claims and had distributed the 46,264,760 shares of the Company’s stock that were reserved for holders of allowed general unsecured claims. On July 16, 2014, a final order was entered by the Bankruptcy Court closing all Chapter 11 cases. The Company recognized a gain of $3.2 million relating to reversal of its reserve for bankruptcy claims in the second quarter of fiscal in 2014. This amount has been recorded within Interest income and other, net in the Condensed Consolidated Statement of Operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Part I, Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K, filed with the SEC on February 25, 2014, as amended by the Form 10-K/A filed on July 8, 2014. These risks include our ability to: accurately forecast customer demand for our products; manage risks associated with our investment in new business strategies and acquisitions, such as our acquisition of the MCA business from Fujitsu; maintain our distribution relationships and channels in the future; manage risks associated with our global customer base and support structure; maintain and manage relations with third party manufacturers; maintain manufacturing efficiency; and protect our intellectual property and defend against infringement or other intellectual property claims. We encourage you to read that section of our Annual Report carefully. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect any events or circumstances that arise after the date of this report, or to conform such statements to actual results or changes in our expectations.

Overview

We are a leading designer, manufacturer and developer of embedded systems semiconductors, which include flash memory, microcontrollers, mixed-signal and analog products and embedded system-on-chip solutions. Our leading-edge intellectual property and products are driving the development of high quality, reliable and economical devices that are high performing, intelligent, efficient and secure.

The embedded markets we focus on are transportation, industrial, consumer, communications and gaming. These markets require reliable flash memory solutions, microcontrollers, mixed-signal and analog and other programmable semiconductors that run applications in a broad range of electronic systems. The embedded markets are generally characterized by longer design and product life cycles, relatively stable pricing, more predictable supply-demand outlook and lower capital investments. Within this embedded industry, we serve a well-diversified customer base through a predominantly differentiated, non-commodity, service oriented model that strives to meet our customers’ needs. Our embedded solutions are incorporated in products manufactured by leading original equipment manufacturers (OEMs). We have many years of experience refining our product and service strategy to address market requirements and deliver high-quality products that go into a broad range of electronic applications such as automobiles, airplanes, set top boxes, games, telecommunications equipment, smart meters, factory automation and medical devices.

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

Sale of Sunnyvale property and new headquarters lease

On January 23, 2014, we sold our property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that include our headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for a net consideration of $58.9 million. We concurrently leased back approximately 170,000 square feet of the headquarters building on a month-to-month basis with the option to continue the lease for up to 24 months; thereafter, either party to the lease agreement can terminate the lease. The first six months of the lease are rent free. For accounting purposes, the rents relating to the rent-free period are assumed to have been netted against the sale proceeds and represent prepaid rent. Our rent-free use of this building constitutes continuing involvement by us as lessee, and recognition of the sale of the property and the related gain is deferred until the lease period ends.

Due to our continuing involvement under the lease, the cash proceeds net of third-party costs, are recorded under the financing method as a short term financing obligation in accordance with the authoritative guidance on leases and sale of real estate. Interest is imputed on the financing obligation until such time as the sale can be recognized. The property continues to remain on our books and the buildings will be depreciated over their remaining useful life. As of June 29, 2014, $59.9 million, including interest, was recorded in Accrued liabilities and other, as a financing obligation. After the rent-free period, a portion of the lease payments will be recorded as a decrease to the financing obligation and the remainder will be recognized as interest expense.

On May 22, 2014, we entered into a new headquarters lease for renting office space in San Jose, CA. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The initial term of the lease will commence on January 1, 2015 and expire on December 31, 2026.

Closure of Chapter 11 cases

Pursuant to the confirmation of the Plan of Reorganization on April 16, 2010, a claims agent was appointed to analyze and, at his discretion, contest outstanding disputed claims totaling $1.5 billion. As of June 29, 2014, we had resolved all outstanding disputed claims and had distributed the 46,264,760 shares of stock that were reserved for holders of allowed general unsecured claims. On July 16, 2014, a final order was entered by the Bankruptcy Court closing all Chapter 11 cases. We recognized a gain of $3.2 million in the second quarter of fiscal 2014 relating to reversal of the reserve for bankruptcy claims. This has been recorded under Interest income and other, net in the Condensed Consolidated Statement of Operations.

Critical Accounting Policies

Pension and Other Postretirement Benefits

In connection with our establishment of the Spansion Innovates Group Cash Balance Plan (an unfunded defined benefit plan), for the employees transferred as part of the MCA business, we adopted the relevant accounting guidance for defined benefit plans beginning in the fiscal quarter ended June 29, 2014. Defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the projected benefit payments to the Japanese corporate bonds yield curve as of April 1, 2014.

The benefit obligation is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement. This liability is recorded in Other long term liabilities on the Condensed Consolidated Balance Sheets.

Net periodic pension cost is recorded in the Condensed Consolidated Statement of Operations and includes service cost. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money associated with the passage of time on the PBO. Gains or losses resulting from a change in the PBO if actual results differ from actuarial assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the PBO.

Other Changes in Estimates or Accounting Policies

There have been no other significant changes in our critical accounting estimates or significant accounting policies during the six months ended June 29, 2014 as compared to the discussion in Part II, Item 7 and in Note 2 to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 29, 2013, as amended by the Form 10-K/A filed on July 8, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued an accounting standard update that provides guidance regarding revenue recognition. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which a Company expects to be entitled in exchange for those goods or services. The guidance becomes effective in the first quarter of our fiscal year ending December 31, 2017. We will have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard update. We are evaluating the impact that the standard update will have on our consolidated financial statements.

Results of Operations

Comparison of Net Sales, Gross Profit, Research and Development expense , Sales, General and Administrative expense, Interest  Income and Other, Net and Interest Expense and Provision for Income Taxes

The following is a summary of our operating results:

	Three Months Ended			Six Months Ended
	June 29, 2014	June 30, 2013	Variance	June 29, 2014	June 30, 2013	Variance
	(in thousands, except for percentages)
Total net sales	$314,666	$195,070	$119,596	$626,416	$384,642	$241,774
Cost of sales	221,844	137,714	84,130	443,762	281,431	162,331
Gross profit	92,822	57,356	35,466	182,654	103,211	79,443
Gross margin	29.5%	29.4%	0.1%	29.2%	26.8%	2.3%
Research and development	39,702	23,548	16,154	83,264	46,325	36,939
Sales, general and administrative	61,081	34,414	26,667	116,712	62,897	53,815
Operating loss	(7,961)	(606)	(7,355)	(17,322)	(6,011)	(11,311)
Interest income and other, net	5,941	3,118	2,823	1,341	4,080	(2,739)
Interest expense	(6,139)	(7,378)	1,239	(12,226)	(14,982)	2,756
Provision (benefit) for income taxes	3,815	(1,635)	5,450	6,262	753	5,509

Net Sales

Net sales increased by $119.6 million from $195.1 million for the three months ended June 30, 2013 to $314.7 million for the three months ended June 29, 2014. The increase was due to the inclusion of $133.5 million of revenues from the MCA business acquired in the third quarter of fiscal 2013, which was partially offset by $18.3 million decrease in sales of embedded flash memory products. The decrease in embedded flash memory sales was primarily in the consumer, transportation and industrial markets.

Net sales increased by $241.8 million from $384.6 million for the six months ended June 30, 2013 to $626.4 million for the six months ended June 29, 2014. The increase was due to the inclusion of $274.7 million of revenues from MCA business acquired, which was partially offset by $49.7 million decrease in embedded flash memory sales. The decrease in embedded flash memory sales was due to lower revenues from consumer, transportation and industrial markets and a downward pressure on selling prices.

Geographically, revenue was derived from the following regions:

	Three Months Ended				Six Months Ended
	June 29, 2014		June 30, 2013		June 29, 2014		June 30, 2013
	Revenue ($ in thousands)	% of Revenue	Revenue ($ in thousands)	% of Revenue	Revenue ($ in thousands)	% of Revenue	Revenue ($ in thousands)	% of Revenue
Japan	114,498	36.4%	38,677	19.9%	217,150	34.7%	80,645	21.0%
Asia Pacific	102,571	32.6%	74,291	38.1%	203,513	32.5%	143,403	37.3%
Europe	46,840	14.9%	39,429	20.2%	98,325	15.7%	75,347	19.6%
Americas	24,367	7.7%	23,817	12.2%	48,015	7.7%	48,119	12.5%
Korea	19,098	6.1%	11,594	5.9%	39,653	6.3%	22,149	5.8%
Licensing, and other	7,292	2.3%	7,262	3.7%	19,760	3.1%	14,979	3.8%
Total	314,666	100.0%	195,070	100.0%	626,416	100.0%	384,642	100.0%

Gross Profit

Our gross profit increased by $35.4 million from $57.4 million for the three months ended June 30, 2013 to $92.8 million for the three months ended June 29, 2014. The gross margin percentage increased slightly from 29.4% in the three months ended June 30, 2013 to 29.5% in three months ended June 29, 2014. The increase in gross profit and gross margin was primarily due to revenues from the MCA business. This increase was partially offset by reduced profits from revenues in the embedded flash memory market due to decline in consumer, transportation and industrial sales as described under Net Sales above.

Our gross profit increased by $79.5 million from $103.2 million for the six months ended June 30, 2013 to $182.7 million for the six months ended June 29, 2014. Our gross margin as a percentage of sales increased from 26.8% in the six months ended June 30, 2013 to 29.2% in the six months ended June 29, 2014. The increase in gross profit / margin was mainly due to revenues from MCA business and additional licensing revenues. The increase was partially offset by reduced profits from sales of embedded flash solutions due to lower revenues from consumer, transportation and industrial markets and changes in product sales mix.

Research and Development (R&D)

R&D expenses increased by $16.2 million from $23.5 million for the three months ended June 30, 2013 to $39.7 million for the three months ended June 29, 2014. R&D expenses increased by $37.0 million from $46.3 million for the six months ended June 30, 2013 to $83.3 million for the six months ended June 29, 2014. The increase for both three and six months ended June 29, 2014 was mainly due to incremental R&D expenses relating to the MCA business.

Sales, General and Administrative (SG&A)

SG&A expenses increased by $26.7 million from $34.4 million for the three months ended June 30, 2013 to $61.1 million for the three months ended June 29, 2014. The increase was mainly due to incremental SG&A expenses relating to the MCA business and $15.6 million of higher legal expenses on the Macronix patent infringement litigation.

SG&A expenses increased by $53.8 million from $62.9 million for the six months ended June 30, 2013 to $116.7 million for the six months ended June 29, 2014. The increase was mainly due to incremental SG&A expenses relating to the MCA business and $21.4 million higher legal expenses on the Macronix patent infringement litigation.

Interest Income and Other, net

Interest income and other, net increased by $2.8 million from $3.1 million for the three months ended June 30, 2013 to $5.9 million for the three months ended June 29, 2014. The increase is due to $3.2 million of reversal of bankruptcy related reserves on final closure of the Chapter 11 cases, $2.5 million gain recognized relating to better than expected performance of the total fund assets in the pension plan, and $0.5 million recovery from impaired investments consisting of auction rate securities. We impaired these securities at various intervals between fiscal year 2007 and fiscal year 2010 based on our periodic analysis of discounted cash flows and the lack of a market for those securities. In the second quarter of fiscal 2014, we received a refund on the principal portion of the investment. The increase was partially offset by an adverse impact of $2.4 million of gain on ineffective cash flow hedges in the second quarter of fiscal 2013, compared to no such gains in fiscal 2014 and $0.8 million higher realized and unrealized loss on foreign currency transactions in the second quarter of fiscal 2014.

Interest income and other, net, decreased by $2.8 million from $4.1 million for the six months ended June 30, 2013 to $1.3 million for the six months ended June 29, 2014. The decrease was due to $4.8 million of costs incurred to repurchase $94.0 million of the remaining 7.875% Senior Notes, an adverse impact of $2.4 million gain on ineffective cash flow hedges in the second quarter of fiscal 2013, compared to no such event in fiscal 2014, and $1.1 million of higher realized and unrealized loss on foreign currency transactions. The decrease was offset by a gain of $3.2 million from the reversal of bankruptcy related reserves on final closure of the Chapter 11 cases, and $2.5 million gain recognized relating to better than expected performance of the total fund assets in the pension plan.

Interest Expense

 Interest expense decreased by $1.3 million from $7.4 million for the three months ended June 30, 2013 to $6.1 million for the three months ended June 29, 2014 due to a lower interest rate on our debt. We fully redeemed 7.875% Senior Notes due 2017 (the Senior Notes) in the first quarter of fiscal 2014. The decrease was partially offset by $0.6 million of imputed interest recorded in fiscal 2014 on the financing obligation relating to the sale of the Sunnyvale property.

Interest expense decreased by $2.8 million from $15.0 million for the six months ended June 30, 2013 to $12.2 million for the six months ended June 29, 2014 primarily due to lower interest expense on our debt. The decrease was partially offset by $1.0 million of imputed interest on the financing obligation relating to the sale of the Sunnyvale property in fiscal 2014.

Provision for Income Taxes

We recorded an income tax expense of $3.8 million and an income tax benefit of $1.6 million for the three months ended June 29, 2014 and June 30, 2013, respectively. Our income tax expense was $6.3 million and $0.8 million for the six months ended June 29, 2014 and June 30, 2013, respectively.

The tax expense for the three months and the six months ended June 29, 2014 was primarily attributable to pre-tax income in foreign jurisdictions, withholding taxes related to Samsung licensing revenue and reserves for uncertain tax positions in foreign jurisdictions.

The tax benefit for the three months ended June 30, 2013 was primarily attributable to the release of reserves for uncertain tax positions in foreign locations due to expiration of the applicable statues of limitations.  The tax expense for the six months ended June 30, 2013 was primarily attributable to pre-tax income in foreign jurisdictions and withholding taxes related to Samsung licensing revenue offset by the release of reserves for uncertain tax positions in foreign locations.

As of June 29, 2014, all of our U.S. deferred tax assets, net of deferred tax liabilities continue to be subject to a full valuation allowance. The valuation allowance is based on our assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 29, 2013, we had U.S. federal and state net operating loss carry forwards of approximately $1,024 million and $219.8 million, respectively. Approximately $489.7 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. These federal and state net operating losses, if not utilized, expire from 2016 to 2033. We also have U.S. federal credit carryovers of $3.3 million which expire from 2020 to 2033. We also have state tax credits of $18.2 million, which includes California state tax credits of $17.5 million, which can be brought forward indefinitely.

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

Contractual Obligations

         The following table summarizes our contractual obligations at June 29, 2014:

	Payments due by period
	Total	2014	2015	2016	2017	2018	2019 and Beyond
	(in thousands)
Senior Secured Term Loan	$298,500	$1,500	$3,000	$3,000	$3,750	$3,000	$284,250
Exchangeable Senior Notes	$150,000	-	-	-	-	-	150,000
Interest expense on Debt	$82,669	7,183	14,249	14,166	16,721	13,938	16,412
Other long term liabilities (1)	$24,952	-	8,755	9,036	5,939	-	1,222
Operating leases (2)	$57,280	4,341	6,683	8,264	5,912	4,794	27,286
Unconditional purchase commitments (3)	$116,973	56,754	30,994	29,225	-	-	-
Total contractual obligations (4)	$730,374	$69,778	$63,681	$63,691	$32,322	$21,732	$479,170

(1)	Other long term liabilities consist of payment commitments under long term software license agreements with vendors and asset retirement obligations.
(2)	Operating leases includes payments relating to the new headquarters lease. The initial term of the lease will commence on January 1, 2015 and expire on December 31, 2026.
(3)

Unconditional purchase commitments (UPC) include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are principally related to inventory. UPCs exclude agreements that are cancelable without penalty.

(4)

As of June 29, 2014, the liability for uncertain tax positions was $19.3 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

2.00% Senior Exchangeable Notes due 2020

The net carrying amount of the liability component of 2.00% Senior Exchangeable Notes due 2020 (the Notes) consists of the following:

June 29, 2014
(in thousands)
Principal amount	$150,000
Unamortized debt discount	(35,950)
Net carrying value	$114,050

The following table presents the interest expense recognized on the Notes:

Six Months Ended
June 29, 2014
(in thousands)
Contractual interest expense at 2% per annum	$1,484
Amortization of debt issuance costs	261
Accretion of debt discount	2,317
Total	$4,062

Capped Calls

In connection with the issuance of the Notes, we entered into capped call transactions with certain bank counterparties to reduce the potential dilution to our common stock upon exchange of the Notes. The capped call transactions have a strike price of approximately $13.87 and a cap price of approximately $18.14, and are exercisable when and if the Notes are converted. If, upon conversion of the Notes, the price of our common stock is above the strike price of the capped calls, the counterparties will deliver shares of our common stock and/or cash with an aggregate value approximately equal to the difference between the price of our common stock at the conversion date (as defined, with a maximum price for purposes of this determination equal to the cap price) and the strike price, multiplied by the number of shares of our common stock related to the capped call transactions being exercised. The capped call transactions expire on September 1, 2020.

 We are in compliance of all covenants under our existing debt arrangements as of June 29, 2014.

7.875% Senior Notes due 2017

On January 21, 2014, we redeemed the remaining approximately $94.1 million aggregate principal amount outstanding of the Senior Notes at a redemption price that was 103.938% of their face value. We paid an aggregate amount of $99.1 million, including redemption price, accrued and unpaid interest, and repurchase premium. Loss on redemption of the Senior Notes of $4.8 million was recorded within Interest income and other, net. We redeemed these Senior Notes with the proceeds from the issuance of the 2.00% Senior Exchangeable Notes due 2020.

2012 Revolving Credit Facility

As of June 29, 2014, we were in compliance with all of the 2012 Revolving Credit Facility’s covenants. However, drawdown under the 2012 Revolving Credit Facility requires that we meet or obtain a waiver to certain conditions including the senior secured leverage ratio not to exceed 2.75:1.00 and compliance with coverage and leverage ratios, as of the last day of the most recently ended fiscal quarter. Based on the financial results for the quarter ended June 29, 2014, we do not meet the maximum leverage ratio limit. We have not obtained a waiver for those conditions, so we would not be able to draw down on the 2012 Revolving Credit Facility. We did not need to draw on the revolving line of credit during the quarter ended June 29, 2014.

Liquidity and Capital Resources

We believe our sources of cash and liquidity are sufficient to meet our business requirements for the next 12 months, including capital expenditures for worldwide manufacturing and assembly and working capital requirements.

Cash Requirements

         As of June 29, 2014 and December 29, 2013, we had the following cash and cash equivalents and short term investments:

	June 29, 2014	December 29, 2013
	(in thousands)

Cash	$265,437	$282,163
Money market funds	115	3,906
Certificates of deposit	25,158	11,383
Time deposits	14,063	14,045
Total cash and cash equivalents and short-term investments	$304,773	$311,497

Key components of our cash flow during the six months ended June 29, 2014 and June 30, 2013 were as follows:

	Six Months Ended
	June 29, 2014	June 30, 2013
	(in thousands)

Net cash provided by operating activities	$46,946	$14,981
Net cash used for investing activities	(31,988)	(70,279)
Net cash used for financing activities	(32,671)	(1,112)
Effect of exchange rate changes on cash and cash equivalents	574	(232)
Net decrease in cash and cash equivalents	$(17,139)	$(56,642)

Operating Activities

Net cash provided by operating activities was $46.9 million during the six months ended June 29, 2014, which consisted of net loss of $34.5 million and net increase in operating assets and liabilities of $18.1 million and net non-cash items of approximately $63.3 million. The net increase in operating assets and liabilities was primarily due to an increase of $24.3 million in accounts payable, accrued liabilities and accrued compensation and benefits, and an increase of $4.4 million in deferred income. This was partially offset by an increase of $12.2 million in other assets. Net non-cash items primarily consisted of $53.3 million in depreciation and amortization, and $15.6 million of stock compensation expense.

Net cash provided by operating activities was $15.0 million during the six months ended June 30, 2013, which consisted of net loss of $17.7 million and net decrease in operating assets and liabilities of $20.8 million, offset by net non-cash items of approximately $53.4 million. The net decrease in operating assets and liabilities was due to an increase of $14.9 million in inventory, a decrease of $8.2 million in accounts payable, accrued liabilities, and accrued compensation and benefits, an increase of $5.2 million in accounts receivables and an increase of $6.0 million in deferred income. Net non-cash items primarily consisted of $39.3 million in depreciation and amortization, and $16.3 million of stock compensation expense.

Investing Activities

Net cash used for investing activities was $32.0 million during the six months ended June 29, 2014, primarily comprised of $23.4 million used to purchase marketable securities and $22.6 million used to purchase property, plant and equipment, which were offset by $13.0 million in proceeds from the maturities of marketable securities.

Net cash used for investing activities was $70.3 million during the six months ended June 30, 2013, primarily comprised of $91.1 million used to purchase marketable securities and $24.7 million used to purchase property, plant and equipment, which were offset by $43.1 million in proceeds from the maturities of marketable securities.

Financing Activities

Net cash used for financing activities was $32.7 million during the six months ended June 29, 2014, primarily due to payments of $101.0 million on financing arrangements, offset by $59.0 million of proceeds from sale of our Sunnyvale building and $9.4 million of proceeds from the issuance of common stock upon the exercise of stock options.

Net cash used for financing activities was $1.1 million during the six months ended June 30, 2013, primarily due to payments of $2.1 million on financing arrangements, offset by $1.4 million of proceeds from the issuance of common stock upon the exercise of stock options.

Off-Balance Sheet Arrangements

Indemnification Obligations

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

As of June 29, 2014, we did not have any other significant off-balance sheet arrangements, as that term is defined in Item 303(a) (4) (ii) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. As of June 29, 2014, we had $265.5 million held in demand deposit accounts, $25.2 million invested in certificates of deposit most of which were insured by the FDIC and $14.1 million held in time deposits. Our cash and short-term investment position is highly liquid. Of our total cash and short-term investments, approximately $266.2 million have maturity terms of 0 to 30 days, $2.8 million have maturity terms of 31 to 90 days, $7.4 million have maturity terms of 91 to 180 days, and the remaining $28.4 million have maturity terms of 181 to 365 days at the time of purchase. While our interest income fluctuates with short-term market conditions, we believe our exposure to interest rate risk is minimal due to the short term nature of our cash and investment position.

Interest on our 2.00% Senior Exchangeable Notes is fixed and interest on our Term Loan is at a variable rate. The Term Loan has a LIBOR floor of 0.75 percent. When LIBOR is below 0.75 percent, our interest expense will not change with short-term change in interest rate environment. When LIBOR is above 0.75 percent, changes in interest rates associated with the Term Loan will then result in a change to our interest expense. For example, a one percent aggregate change in interest rates would increase/decrease our contractual interest expense by approximately $2.9 million annually.

Default Risk

We intend to actively monitor market conditions and developments specific to the securities and classes of securities in which we invest. We take a conservative approach to investing our funds. Our policy is to invest only in highly-rated securities with relatively short maturities.

Foreign Exchange Risk

Our sales, expenses, assets and liabilities denominated in Japanese yen and other foreign currencies are exposed to foreign currency exchange rate fluctuations. For example,

●	some of our manufacturing costs are denominated in Japanese yen and other foreign currencies such as the Thai baht and Malaysian ringgit;

●	sales of our products to Fujitsu are denominated in U.S. dollars, Japanese yen and Euros; and

●	some of our fixed asset purchases and sales are denominated in foreign currencies.

Consequently, movements in exchange rates could cause our net sales and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our foreign exchange exposure on our foreign currency denominated assets and liabilities. We also hedge a percentage of our forecasted revenue denominated in Japanese yen with foreign currency forward contracts. The objective of these contracts is to mitigate the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

We evaluate hedge effectiveness at the inception of the hedge prospectively, as well as retrospectively and record any ineffective portion of the hedging instruments in Interest income and other, net in our Condensed Consolidated Statements of Operations.

We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future, including the impact of counterparty non-performance. However, we cannot assure that these strategies will be effective or that transaction losses can be minimized or forecasted accurately, or that these activities will eliminate foreign currency exchange rate exposure. In particular, we generally cover only a portion of our foreign currency exchange exposure. Failure to eliminate or mitigate our exposure to foreign currency exchange rate fluctuations could have an adverse effect on our business, financial condition and results of operations.

The following table provides information about our foreign currency forward contracts as of June 29, 2014 and December 29, 2013:

	June 29, 2014			December 29, 2013

	Notional Amount	Average Contract Rate Per USD	Estimated Fair Value	Notional Amount	Average Contract Rate Per USD	Estimated Fair Value
	(in thousands, except contract rates)
Non-Designated hedges

Foreign currency forward contracts

Buy JPY / Sell USD	$-	¥-	$-	$28,232	¥104.31	$(226.0)

Sell JPY / Buy USD	$51,123	¥101.83	$(245.2)	$41,994	¥96.36	$3,493.0

Sell EUR / Buy USD	$33,381	€0.73	$(26.7)	$23,446	€0.73	$(87.0)

Designated hedges

Sell JPY / Buy USD	$145,281	¥103.90	$(3,757.0)	$-	¥-	$-

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during the three months ended June 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 3.	LEGAL PROCEEDINGS

In the Matter of Certain Flash Memory Chips and Products Containing the Same, U.S International Trade Commission (Investigation No. 337-TA-893).

On August 1, 2013, Spansion LLC, a wholly owned subsidiary of the Company (Spansion LLC), filed a complaint pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 (Section 337), to request the United States International Trade Commission ( ITC) to institute an investigation relating to the unlawful importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain Macronix flash memory chips (Macronix Chips) that infringe certain claims of six valid patents held by Spansion LLC, and/or are made, produced or processed under, or by means of, a process covered by the claims of those patents, and products containing the Macronix Chips.

On September 9, 2013, the ITC instituted its investigation, naming the following entities as Respondents in the investigation: Macronix International Co, Ltd., of Hsin-chu, Taiwan; Macronix America, Inc., of Milpitas, CA; Macronix Asia Limited of Kanagawa Pref., Japan; Macronix (Hong Kong) Co., Ltd., of Sa Tin, N.T., Hong Kong; Acer Inc. of New Taipei City, Taiwan; Acer America Corporation of San Jose, CA; ASUSTek Computer Inc. of Taipei, Taiwan; Asus Computer International of Fremont, CA; Belkin International, Inc., of Playa Vista, CA; D-Link Corporation of Taipei City, Taiwan; D-Link System, Inc., of Fountain Valley, CA; Netgear Inc., San Jose, CA; Nintendo Co., Ltd., of Kyoto, Japan; and Nintendo of America, Inc., of Redmond, WA.

Through this investigation, Spansion LLC seeks a general exclusion order to exclude from importation all infringing Macronix Chips and downstream products containing such chips. In the event that the ITC is unwilling to issue a general exclusion order, Spansion LLC requests a limited exclusion order be entered against each named Respondent and its subsidiaries and affiliates in order to remedy the Respondents’ violation of Section 337 and to prevent future violations by Respondents. Spansion LLC has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

Trial is presently set to commence on October 2, 2014. The ITC has entered a target date of May 22, 2015, for completion of its investigation.

The U.S. Patent and Trademark Office (PTO) has initiated inter partes review with respect to certain claims under four of the six patents involved in this investigation in response to petitions filed by Macronix. On May 7, 2014, the U.S. PTO initiated inter partes review of claims 1-14 of U.S. Patent No. 6,459,625. On May 8, 2014, the U.S. PTO initiated inter partes review of claims 1-4 of U.S. Patent No. 6,369,416; claims 1, 3-5, 7, 20, and 28 of U.S. Patent No. 6,731,536; and claims 1-6 and 8-13 of U.S. Patent No. 7,151,027, in response to petitions filed by Macronix. A second petition for inter partes review of claims 7 and 14 of U.S. Patent No. 7,151,027 was filed by Macronix on June 4, 2014, together with a Motion for Joinder, seeking to join the earlier filed petition and the already instituted review of the same patent. Absent a showing of good cause for delay, and depending on the decision on the Motion for Joinder, a final decision is expected in each of these inter partes review proceedings by May 8, 2015.

Spansion LLC v. Macronix International Co., Ltd. et. al., U.S. District Court, Northern District of California (No. 3:13-cv-03566).

On August 1, 2013, Spansion LLC filed a complaint in the U.S. District Court, Northern District of California (San Jose Division), Case No. 3:13-cv-03566-JST, against Macronix International Co., Ltd., Macronix America, Inc., Acer Inc., Acer America Corporation, ASUSTek Computer Inc., Asus Computer International (America), Belkin International, Inc., D-Link Systems, NETGEAR Inc., Nintendo Co., Ltd., and Nintendo of America, Inc. for infringement of the patents involved in the ITC Investigation No. 337-TA-893 (ITC -893 Investigation), discussed above. Spansion LLC has asked for monetary damages as well as permanent injunctive relief to prevent further infringing activity.

On August 29, 2013, Spansion LLC amended its original complaint to delete certain defendants, resulting in the eleven party defendants identified above (Defendants), and to make certain additional allegations.

On October 8, 2013, pursuant to 28 U.S.C. § 1659, each of the Defendants asserted its statutory right to a mandatory stay of all proceedings in the Northern District of California action until the conclusion of the ITC -893 Investigation. Because the requested stay is mandated by statute, Spansion LLC did not oppose the motion and the requested stay was granted.

Macronix International Co., LTD. v. Spansion Inc. et. al., U.S. District Court, Northern District of California (No. 4:14-cv-01890).

On October 2, 2013, Macronix International Co., Ltd. filed a complaint in the U.S. District Court, Eastern District of Virginia, Case No. 3:13-cv-679-REP, against Spansion Inc. and Spansion LLC for patent infringement of seven Macronix patents. The complaint sought unspecified monetary damages as well as injunctive relief.

The Company filed an answer to the complaint as well as motions to dismiss and to transfer jurisdiction.

On March 10, 2014 the court ruled favorably on both of the Company's motions, ordering Macronix to file an amended complaint and transferring the case to the Northern District of California. Macronix filed an amended complaint and the Company answered that amended complaint, denying all allegations of infringement and asserting defenses of patent invalidity.

On April 28, 2014, the case was officially transferred to the Northern District of California, Oakland Division (case No. 4:14-cv-01890).

Discovery is proceeding, but no trial date has been set.

In the Matter of Certain Non-Volatile Memory Devices and Products Containing the Same, U.S. International Trade Commission (Investigation No. 337-TA-909).

On December 27, 2013, Macronix International Co., Ltd. and Macronix America, Inc. filed a complaint pursuant to Section 337 to request that the ITC institute an investigation relating to the importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain non-volatile memory devices and products containing such devices. A revised complaint was filed on December 31, 2013, and a letter supplementing the revised complaint was filed on January 14, 2014. The revised complaint alleges that the accused devices infringe certain claims of three patents owned by Macronix (Macronix Patents), and/or are made, produced or processed under, or by means of, a process covered by the claims of the Macronix Patents.

On January 29, 2014, the Commission instituted its investigation, naming as Respondents the following entities: the Company, Spansion LLC, Spansion (Thailand) Ltd., Beats Electronics LLC of Santa Monica, CA, Delphi Automotive PLC of Gillingham, Kent, United Kingdom, Delphi Automotive Systems, LLC of Troy, Michigan, Harman International Industries, Inc. of Stamford, CT, Harman Becker Automotive Systems, Inc. of Farmington Hills, MI, Harman Becker Automotive Systems GmbH of Karlsbad, Germany, Ruckus Wireless, Inc. of Sunnyvale, CA and Tellabs, Inc. of Naperville, IL.

In an order dated March 5, 2014, the Administrative Law Judge (ALJ) for this investigation set trial for October 21, 2014.

Through this investigation, Macronix seeks a general exclusion order to exclude from importation all infringing devices and downstream products containing such devices. In the event that the ITC is unwilling to issue a general exclusion order, Macronix requests that a limited exclusion order be entered against each named Respondent and its subsidiaries and affiliates in order to remedy the Respondents’ violation of Section 337 and to prevent future violations by Respondents. Macronix has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

The ITC has entered a target date of May 4, 2015, for completion of its investigation.

In the Matter of Certain Non-Volatile Memory Chips and Products Containing the Same, U.S. International Trade Commission (Investigation No. 337-TA-916).

On April 29, 2014, Spansion LLC filed a complaint pursuant to Section 337 of the Tariff Act of to request the ITC institute an investigation relating to the unlawful importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain Macronix non-volatile memory chips (Macronix Chips) that infringe certain claims of four valid patents held by Spansion LLC, and/or are made, produced or processed under, or by means of, a process covered by the claims of those patents, and products containing the Macronix Chips.

On May 29, 2014, the ITC instituted its investigation, naming the following entities as Respondents in the investigation: Macronix International Co, Ltd., of Hsin-chu, Taiwan; Macronix America, Inc., of Milpitas, CA; Macronix Asia Limited of Kanagawa Pref., Japan; Macronix (Hong Kong) Co., Ltd., of Sha Tin, N.T., Hong Kong; Acer Inc. of New Taipei City, Taiwan; Acer America Corporation of San Jose, CA; ADT Corporation of Boca Raton, FL; Amazon.com, Inc. of Seattle, WA; ASRock Inc. of Taipei City, Taiwan; ASRock America, Inc. of Chino, CA; ASUSTek Computer Inc. of Taipei, Taiwan; Asus Computer International of Fremont, CA; Belkin International, Inc., of Playa Vista, CA; D-Link Corporation of Taipei City, Taiwan; D-Link Systems, Inc., of Fountain Valley, CA; Leap Motion, Inc. of San Francisco, CA; Lowe’s Companies, Inc. of Mooresville, NC; Lowe’s Home Centers, Inc. of Wilkesboro, NC; Microsoft Corp. of Redmond, WA; Nintendo Co., Ltd., of Kyoto, Japan; Nintendo of America, Inc., of Redmond, WA; Sercomm Corp. of Taipei, Taiwan; Vonage Holdings Corp. of Holmdel, NJ; Vonage America Inc. of Holmdel, NJ; and Vonage Marketing LLC of Holmdel, NJ.

Through this investigation, Spansion LLC seeks a general exclusion order to exclude from importation all infringing Macronix Chips and downstream products containing such chips. In the event that the ITC is unwilling to issue a general exclusion order, Spansion LLC requests a limited exclusion order be entered against each named Proposed Respondent and its subsidiaries and affiliates in order to remedy the Proposed Respondents’ violation of Section 337 and to prevent future violations by the Proposed Respondents. Spansion LLC has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

Discovery is proceeding. Trial is set for March 16, 2015, and the ITC has set the target date for the conclusion of the investigation as October 2, 2015,.

Spansion LLC v. Macronix International Co., Ltd. et. al., U.S. District Court, Northern District of California (No. 5:14-cv-01946).

On April 28, 2014, Spansion LLC filed a complaint in the U.S. District Court, Northern District of California, Case No. 5:14-cv-01946, against Macronix International Co, Ltd; Macronix America, Inc.; Acer Inc.; Acer America Corporation; ADT Corporation; Amazon.com, Inc.; ASRock Inc.; ASRock America, Inc.; ASUSTek Computer Inc.; Asus Computer International (America); Belkin International, Inc.; D-Link Corporation; D-Link Systems, Inc.; Leap Motion, Inc.; Lowe’s Companies, Inc.; Lowe’s Home Centers, Inc.; Microsoft Corp.; Nintendo Co., Ltd.; Nintendo of America, Inc.; Sercomm Corp.; Vonage Holdings Corp.; Vonage America Inc.; and Vonage Marketing LLC for infringement of the same patents asserted in ITC Investigation No. 337-TA-916, referenced above. Spansion LLC has asked for monetary damages as well as permanent injunctive relief to prevent further infringing activity.

On June 23, 2014, pursuant to 28 U.S.C. § 1659, the Defendants asserted their statutory right to a mandatory stay of all proceedings in this Northern District of California action until the conclusion of the ITC Investigation No. 337-TA-916. Because the requested stay is mandated by statute, Spansion LLC did not oppose the motion and the requested stay was granted on June 27, 2014.

In the Matter of Certain Device Containing Non-Volatile Memory and Products Containing the Same, U.S. International Trade Commission (Investigation No. 337-TA-922).

On June 27, 2014, Macronix International Co., Ltd. and Macronix America, Inc. filed a complaint pursuant to Section 337 to request that the ITC institute an investigation relating to the importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain devices containing non-volatile memory (Spansion Chips) and products containing the Spansion Chips. The complaint alleges that the Spansion Chips infringe certain claims of four patents owned by Macronix (Macronix Patents), and/or are made, produced or processed under, or by means of, a process covered by the claims of the Macronix Patents.

The complaint identifies the following entities as proposed respondents: the Company, Spansion LLC, Spansion (Thailand) Ltd., Aerohive Networks, Inc. of Sunnyvale, CA, Allied Telesis, Inc. of Bothell, WA, Ciena Corporation of Hanover, MD, Delphi Automotive PLC of Gillingham, Kent, United Kingdom, Delphi Automotive Systems, LLC of Troy, Michigan, Polycom, Inc. of San Jose, CA, Ruckus Wireless, Inc. of Sunnyvale, CA, ShoreTel Inc. of Sunnyvale, CA, Tellabs, Inc. of Naperville, IL, Tellabs North America, Inc. of Naperville, IL, and TiVo Inc. of San Jose, CA.

In its complaint, Macronix seeks a general exclusion order to exclude from importation all infringing Spansion Chips and downstream products containing such chips. In the event that the ITC is unwilling to issue a general exclusion order, Macronix requests that a limited exclusion order be entered against each named Respondent and its subsidiaries and affiliates in order to remedy the Respondents’ violation of Section 337 and to prevent future violations by Respondents. Macronix has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

On July 29, 2014, the ITC announced institution of an investigation. No trial date is set, and no target date for completion of the investigation has been set.

In the Matter of Block Decoded Wordline Driver, Triple Well Charge Pump and Products Containing the Same, Landgericht Mannheim, Germany.

On July 8, 2014, Macronix International Co., Ltd. filed a complaint in the District Court (or Lendgericht) in Mannheim, Germany, against Spansion LLC, Spansion International, Inc., Polycom GmbH, Harman Becker Automotive Systems GmbH and Ruckus Wireless Inc., for infringement of the German parts of European Patents EP 0 931 379 and EP 1 002 320. Macronix has requested permanent injunctive relief to prevent further infringing activity and seeks an accounting, a recall of infringing devices, reimbursement of costs of the proceedings and confirmation of the defendants’ liability for damages on the merits. Macronix further has requested that the District Court allow preliminary enforcement of the District Court’s decision upon the provision by Macronix of a security bond, should injunctive relief and cost reimbursement be awarded.

Others

In addition to the above matters, the Company is a defendant or plaintiff in various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to all of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2013 and filed with the SEC on February 25, 2014, as amended by the Form 10-K/A filed on July 8, 2014, which could materially adversely affect our business, financial condition and/or results of operations. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

10.1*	Lease Agreement between Spansion Inc. and Hines VAP No. Cal. Properties, LP, effective May 20, 2014.

10.2*+	Spansion Inc. 2014 Employee Stock Purchase Plan.

10.3*+	Amended U.S. Employees Form of Stock Option Award and Terms and Conditions for Awards under the Spansion Inc. 2010 Equity Incentive Award Plan, as amended.

10.4*+	Amended U.S. Employees Form of Restricted Stock Unit Award and Terms and Conditions for Awards under the Spansion Inc. 2010 Equity Incentive Award Plan, as amended.

10.5*+	Amended Form of Performance-Based Restricted Stock Unit Award and Terms and Conditions for Awards under the Spansion Inc. 2010 Equity Incentive Award Plan, as amended.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management agreement or compensation plan.
*	Filed herewith.
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

SPANSION INC.

Date: August 1, 2014	By:	/s/ Randy W. Furr
Randy W. Furr
Corporate Executive Vice President
and Chief Financial Officer