Form 10-Q
period 2014-09-28
Spansion Inc.
filed 2014-11-07
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.          Yes  ☒    No ☐

As of October 29, 2014, the registrant had 62,052,782 shares of Class A Common Stock outstanding at $0.001 par value per share.

Table of Contents

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Spansion Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013

Net sales	$315,930	$273,378	$942,346	$658,020
Cost of sales	215,102	217,209	658,864	498,640
Gross profit	100,828	56,169	283,482	159,380
Research and development	43,241	38,341	126,505	84,666
Sales, general and administrative	60,457	54,544	177,169	117,441
Restructuring charges	-	6,264	-	6,264
Operating loss	(2,870)	(42,980)	(20,192)	(48,991)
Interest income and other, net	453	3,578	1,794	7,658
Interest expense	(5,988)	(7,351)	(18,214)	(22,333)
Gain on acquisition of Microcontroller and Analog business	-	8,205	-	8,205
Loss before income taxes	(8,405)	(38,548)	(36,612)	(55,461)
Provision (benefit) for income taxes	2,441	(1,644)	8,703	(891)
Net loss	(10,846)	(36,904)	(45,315)	(54,570)

Net loss per share
Basic	$(0.18)	$(0.63)	$(0.75)	$(0.93)
Diluted	$(0.18)	$(0.63)	$(0.75)	$(0.93)

Shares used in per share calculation
Basic	61,543	58,785	60,705	58,506
Diluted	61,543	58,785	60,705	58,506

See accompanying notes.

Spansion Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net loss	$(10,846)	$(36,904)	$(45,315)	$(54,570)
Other comprehensive income (loss), net of tax:
Unrealized gain on recovery from impaired investments reclassified into earnings	-	-	-	(1,200)
Net foreign currency translation gain (loss)	(23)	117	347	(1,420)
Net unrealized gain (loss) on cash flow hedges:
Net unrealized hedge gain (loss) arising during the period	2,716	(391)	(4,174)	13,669
Net gain reclassified into earnings for revenue hedges (ineffective portion)	-	-	-	(2,415)
Net loss (gain) reclassified into earnings for revenue hedges (effective portion)	528	(3,113)	3,511	(7,701)
Net loss reclassified into earnings for expense hedges	2,815	-	2,815	-
Net unrealized gain (loss) on cash flow hedges	6,059	(3,504)	2,152	3,553
Other comprehensive income (loss), net of tax	6,036	(3,387)	2,499	933
Total comprehensive loss	$(4,810)	$(40,291)	$(42,816)	$(53,637)

See accompanying notes.

Spansion Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	September 28, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$281,991	$286,069
Short-term investments	44,778	25,428
Accounts receivable, net	164,933	177,838
Inventories	269,267	254,154
Deferred income taxes	9,282	4,592
Prepaid expenses and other current assets	56,154	52,756
Total current assets	826,405	800,837

Property, plant and equipment, net	189,266	185,505
Intangible assets, net	140,835	167,949
Goodwill	166,334	166,422
Other assets	61,456	60,208
Total assets	$1,384,296	$1,380,921

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$153,785	$126,680
Accrued compensation and benefits	44,441	57,876
Accrued liabilities and other	149,048	86,352
Income taxes payable	486	4,651
Deferred income	37,745	30,247
Current portion of long-term debt	22,285	97,320
Total current liabilities	407,790	403,126

Deferred income taxes	4,917	3,675
Long-term debt, less current portion	387,284	404,612
Other long-term liabilities	50,385	32,048
Total liabilities	850,376	843,461

Commitments and contingencies (Note 16)	-	-
Stockholders’ equity:
Capital stock:
Class A common stock, $0.001 par value, 150,000,000 shares authorized, 61,819,732 shares issued and outstanding as of September 28, 2014 (58,882,949 shares as of December 29, 2013)	62	59
Class B common stock, $0.001 par value, 1 share authorized, 0 shares issued and outstanding as of September 28, 2014 (1 share issued and outstanding as of December 29, 2013)	-	-
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	786,667	747,393
Accumulated deficit	(251,275)	(205,959)
Accumulated other comprehensive loss (Note 5)	(1,534)	(4,033)
Total stockholders' equity	533,920	537,460
Total liabilities and stockholders' equity	$1,384,296	$1,380,921

See accompanying notes.

Spansion Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 28,	September 29,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(45,315)	$(54,570)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,540	65,053
Gain on liquidation of auction rate securities	-	(1,200)
Gain on recovery of impaired investments	(1,629)	(9,592)
Benefit for deferred income taxes	(3,394)	(3,728)
Gain on pension assets	(2,494)	-
Net gain on sale and disposal of property, plant and equipment	(46)	(3,084)
Gain on acquisition of Microcontroller and Analog business	-	(8,205)
Costs relating to partial repurchase of 7.875% Senior Notes	1,137	2,280
Compensation recognized under employee stock plans	25,078	23,324
Reserve reversal on final settlement of bankruptcy claims	(3,205)	-
Changes in assets and liabilities	30,955	60,265
Net cash provided by operating activities	81,627	70,543

Cash Flows from Investing Activities:
Proceeds from liquidation of auction rate securities	-	1,530
Proceeds from recovery of impaired investments	1,629	9,592
Proceeds from sale of property, plant and equipment	136	3,206
Purchases of property, plant and equipment	(34,857)	(42,760)
Proceeds from sales and maturities of marketable securities	18,463	116,888
Purchases of marketable securities	(37,813)	(100,535)
Acquisition of Microcontroller and Analog business, net of cash acquired	-	(148,144)
Net cash used for investing activities	(52,442)	(160,223)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock due to options exercised	14,198	2,303
Refinancing cost on Term Loan and Revolver	-	(282)
Payments on financing arrangements	(105,651)	(4,333)
Proceeds from issuance of 2.00% Senior Exchangeable Notes	-	150,000
Costs relating to issuance of 2.00% Senior Exchangeable Notes	-	(4,506)
Purchase of capped call for the 2.00% Senior Exchangeable Notes	-	(15,375)
Partial repurchase of 7.875% Senior Notes including costs	-	(106,779)
Net proceeds from sale of Sunnyvale property	58,908	-
Cash settlement on hedging activities	-	(268)
Net cash provided by (used for) financing activities	(32,545)	20,760
Effect of exchange rate changes on cash and cash equivalents	(718)	(232)
Net decrease in cash and cash equivalents	(4,078)	(69,152)
Cash and cash equivalents, beginning of period	286,069	262,177
Cash and cash equivalents, end of period	$281,991	$193,025

Non-cash investing and financing activities:
Liabilities recorded for purchases of property, plant and equipment	$21,064	$10,448
Unpaid issuance costs relating to the 2.00% Senior Exchangeable Notes	$-	$460
Restricted cash relating to employee compensation and benefits received from FSL	$-	$32,086

See accompanying notes.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

          The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited interim financial statements reflect all normal and recurring adjustments considered necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The December 29, 2013 condensed consolidated balance sheet data were derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, as filed with the SEC on February 25, 2014 and as amended by the Form 10-K/A filed on July 8, 2014, but does not include all disclosures required by U.S. GAAP for annual periods.

         These condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013 as filed with the SEC on February 25, 2014 and as amended by the Form 10-K/A filed on July 8, 2014. The results of operations for the nine months ended September 28, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

         The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. The additional week in a 53-week fiscal year is added to the second quarter to realign the Company’s fiscal quarters more closely to calendar quarters. Fiscal 2014 and fiscal 2013 are comprised of 52-week periods.

 References in this Quarterly Report to “Spansion,” “we,” “us,” “our,” or the “Company” shall mean Spansion Inc. and our consolidated subsidiaries, unless the context indicates otherwise.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

In August 2014, the FASB issued an accounting standard update relating to management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and on the related disclosures. The update requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. The guidance is effective in the interim and annual periods beginning after December 15, 2016, with early application permitted.  The adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

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

There were no changes in fiscal 2014 to the allocation of purchase price to the net assets acquired under the MCA business.

Pro Forma consolidated results of operations for fiscal 2013

The following unaudited pro forma consolidated results of operations for the three months and nine months ended September 29, 2013 assumes the acquisition had occurred as of December 26, 2011. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on December 26, 2011 or of results that may occur in future. For the purpose of this pro forma financial information, adjustments were made to include the depreciation of the acquired property and equipment, the amortization of the acquired intangible assets and the income tax effects relating to such adjustments. Adjustments were also made to exclude the gain on acquisition, acquisition related costs, amortization of the fair market value of inventory markup and the income tax effects relating to such adjustments for the three and nine months ended September 29, 2013.

	Three Months Ended	Nine Months Ended
	September 29, 2013	September 29, 2013
	(in thousands, except per share amounts)
Net sales	314,701	947,551
Net loss	(24,106)	(159,988)

Net loss
Basic	(0.41)	(2.73)
Diluted	(0.41)	(2.73)

The MCA business contributed net sales of $92.9 million from acquisition date of August 1, 2013 through September 29, 2013. It is impracticable to determine the earnings for the MCA business as the Company does not allocate non-operating items to its various product groups.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

4. Balance Sheet Components

	September 28, 2014	December 29, 2013
	(in thousands)
Cash and cash equivalents
Cash	$280,421	$282,163
Cash equivalents:
Money market funds	1,010	3,906
Certificates of deposit	560	-
Cash and cash equivalents	$281,991	$286,069

Short-term investments
Time deposits	21,072	14,045
Certificates of deposit	23,706	11,383
Short-term investments	$44,778	$25,428

Account receivable, net
Accounts receivable, gross	$165,320	$178,252
Allowance for doubtful accounts	(387)	(414)
Account receivable, net	$164,933	$177,838

Inventories
Raw materials	$9,892	$11,056
Work-in-process	211,462	176,601
Finished goods	47,913	66,497
Inventories	$269,267	$254,154

Property, plant and equipment, net
Land	$45,168	$45,168
Buildings and leasehold improvements	68,855	61,923
Equipment	422,385	385,679
Construction in progress	19,632	19,734
Accumulated depreciation and amortization	(366,774)	(326,999)
Property, plant and equipment, net	$189,266	$185,505

Accrued compensation and benefits
Accrued vacation	$12,050	$11,077
MCA business employees pension related obligation	6,329	22,406
Others	26,062	24,393
Accrued compensation and benefits	$44,441	$57,876

Accrued liabilities and other
Short term license liability	$6,064	$13,003
Obligation recorded from sale of Sunnyvale property	59,782	-
Litigation reserve	23,570	20,419
Others	59,632	52,930
Accrued liabilities and other	$149,048	$86,352

Other long term liabilities
MCA business employees pension related obligation	$16,978	$-
Others	33,407	32,048
Other long term liabilities	$50,385	$32,048

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The Company’s cash balances are held in numerous locations throughout the world, with the majority in the United States. As of September 28, 2014, the Company had cash, cash equivalents, and short-term investments of $309.4 million held within the United States and $17.4 million held outside of the United States. As of December 29, 2013, the Company has cash, cash equivalents, and short term investments of $298.3 million held within the United States and $13.2 million held outside the United States.

All securities other than the FDIC insured certificates of deposit were designated as available-for-sale. FDIC insured certificates of deposit are held to maturity. Gross unrealized gains and losses on cash equivalents and short term investments were not material as of September 28, 2014 and December 29, 2013. Gross realized gains and losses on cash equivalents and short-term investments were not material for the three months and nine months ended September 28, 2014 and September 29, 2013.

Sale of Sunnyvale property and new headquarters lease

On January 23, 2014, the Company sold its property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that include its headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for net consideration of $58.9 million. The Company concurrently leased back approximately 170,000 square feet of the headquarters building on a month-to-month basis with the Company having the option to continue the lease for up to 24 months; thereafter either party can terminate the lease. The first six months of the lease are rent free. For accounting purposes, the rents relating to the rent-free period have been netted against the sale proceeds and represent prepaid rent. The Company’s rent-free use of this building constitutes continuing involvement by the Company as lessee, and recognition of the sale of the property and the related gain is deferred until the lease period ends.

Due to the Company’s continuing involvement under the lease, the cash proceeds net of third-party costs were recorded under the financing method as a short term financing obligation, in accordance with the authoritative guidance on leases and sale of real estate. Interest is imputed on the financing obligation until such time as the sale can be recognized. The property continues to remain on the Company’s condensed consolidated balance sheet and the buildings are being depreciated over their remaining useful life. After the rent-free period, beginning in the third quarter of fiscal 2014, a portion of the lease payments is recorded as a reduction to the financing obligation and the remainder is recognized as interest expense. As of September 28, 2014, $59.8 million was recorded in accrued liabilities and other as a financing obligation. The Company expects to recognize a gain of approximately $38.1 million on the sale of Sunnyvale property in the fourth quarter of fiscal 2014 when the lease ends. It will be recorded within interest income and other, net in the Consolidated Financial Statements.

On May 22, 2014, the Company entered into a new headquarters lease for renting office space in San Jose, California. The lease term is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The initial lease term will commence on January 1, 2015 and expire on December 31, 2026.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

5. Accumulated Other Comprehensive Income (Loss)

      The following table summarizes the activity related to accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Net Gains and Losses on Cash Flow Hedges		Total
	(in thousands)

Beginning Balance, December 29, 2013	$(4,035)	$2		$(4,033)
Other comprehensive income before reclassification, net of tax	347	(4,174)		(3,827)
Amounts reclassified to earnings on cash flow hedges	-	6,326	(1)	6,326
Net other comprehensive income	$347	$2,152		$2,499
Ending Balance, September 28, 2014	$(3,688)	$2,154		$(1,534)

(1) Please see note 11 for the further information on the reclassification

6. Equity Incentive Plan and Stock-Based Compensation

Equity Incentive Plan

          The Company’s 2010 Equity Incentive Award Plan (2010 Plan) provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, stock payments, dividend equivalents and deferred stock to its employees, consultants and non-employee members of its Board of Directors.

         In the first quarter of fiscal 2014, the Company granted performance based restricted stock units (PSUs) to certain senior executives with vesting subject to achievement of performance goals established by the Compensation Committee of the Company’s Board of Directors. Performance goals are based on a combination of Company- specific financial targets, and a relative total shareholder return (TSR) target that compares the Company’s TSR over a three-year period to a benchmark peer-group TSR. These stock awards vest at the end of the performance period of three years from the grant date. The number of stock awards that can vest range from 0% to 150% of those initially awarded. In evaluating the fair value of these awards, the Company used a combination of the stock price at the close of market on grant date for the performance condition, and a Monte Carlo simulation on grant date, taking the market-based goal into consideration, for the market condition.

         In the first half of fiscal 2013, the Company granted PSUs to certain senior executives. The PSUs have vesting percentages ranging from 0% to 100%, calculated based on the relative TSR of the Company’s common stock as compared to the TSR of its peer companies. These awards are divided into two equal tranches, each with an 18 month performance period. The first performance period is from February 1, 2013 through July 31, 2014 and the second performance period is from August 1, 2014 through January 31, 2016. In the third quarter of fiscal 2014, the first tranche of the PSUs vested at 100% based on the relative TSR of the Company’s common stock as compared to the TSR of its peer companies.

2014 Employee Stock Purchase Plan

On May 16, 2014, the stockholders of the Company approved the Spansion Inc. 2014 Employee Stock Purchase Plan (ESPP), which is qualified under Section 423 of the Internal Revenue Code. The ESPP provides that eligible employees may contribute up to 10% of their base salary towards the purchase of the Company’s common stock. The per share purchase price of the employee will be 85% of the fair market value of the stock at the beginning or the end of the offering period, whichever is lower.

The total number of shares of common stock reserved for issuance under the plan is 2.0 million shares. The plan shares will be increased automatically on an annual basis on January 1 of each year. The increase will be equal to one percent of total number of outstanding shares of the Company’s common stock on the immediately preceding December 31, subject to certain restrictions. The initial offering period under the ESPP commenced on August 15, 2014 and ends on February 13, 2015.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

         The shares of common stock available for grant under the 2010 Plan are shown in the following table:

Shares Available For Grant
Balance as of December 29, 2013	2,350,404
Additional shares issuable under 2010 plan (annual increase for 2014)	2,069,902
Stock options forfeited/cancelled through September 28, 2014	299,269
RSUs granted, net of forfeitures/cancellations	(1,211,595)
Key Executive RSUs forfeited/cancelled through September 28, 2014	357,870
PSUs granted, net of forfeitures/cancellations (1)	(256,000)
Balance as of September 28, 2014	3,609,850

(1) Includes PSUs granted in fiscal 2014 at target. Additional awards that could be earned under the fiscal 2014 grant total 137,000.

Stock-Based Compensation

           The following table presents the total stock-based compensation expense by financial statement caption resulting from the Company’s stock options, RSUs, PSUs, Key Executive RSUs and the ESPP:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Cost of sales	$1,553	$1,384	$4,476	$4,235
Research and development	2,484	1,952	6,298	7,420
Sales, general and administrative	5,439	3,692	14,304	11,669
Stock-based compensation expense after income taxes(1)	$9,476	$7,028	$25,078	$23,324

(1) There was no income tax benefit related to stock-based compensation because all of the Company's U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subject to a full valuation allowance.

             In the third quarter of fiscal 2014, the Company also began recording expense on the performance awards granted in fiscal 2011 and fiscal 2012 (Key Executive RSU) as it expects that the performance goals for the year will be met. As of September 28, 2014, the total unrecognized compensation cost related to unvested stock options, RSUs, Key Executive RSUs, PSUs and on the ESPP was approximately $31.7 million after reduction for estimated forfeitures which will be recognized by the end of first quarter of fiscal 2017.

No options were granted during the three and nine months ended September 28, 2014. The fair value of each stock option granted during the three and nine months ended September 29, 2013 was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for grants:

	Three Months Ended	Nine Months Ended
	September 29, 2013	September 29, 2013

Expected volatility	41.84%	47.06%
Risk-free interest rate	1.14%	0.94%
Expected term (in years)	4.35	4.35
Dividend yield	0.00%	0.00%

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

          The weighted average fair value of the Company’s stock options granted is as follows:

	Three Months Ended	Nine Months Ended
	September 29, 2013	September 29, 2013

Weighted average fair value of stock options granted	$3.68	$4.69

The fair value of each PSU award granted in fiscal 2014 and fiscal 2013 was determined using a Monte Carlo pricing model, and was estimated using the following assumptions:

	Nine Months Ended
	September 28, 2014	September 29, 2013

Stock price on grant date	$16.58	$11.50
Expected volatility	42.79%	50.90%
Risk-free interest rate	0.73%	0.21%
Dividend yield	0.00%	0.00%

Stock Option and Restricted Stock Unit Activity

          The following table summarizes stock option activities and related information under the 2010 Plan for the periods presented:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (in Years)	Value
				(in thousands)
Outstanding stock options as of December 29, 2013	6,542,929	$13.03	4.42	$14,061
Granted	-	$-
Cancelled/Forfeited	(299,269)	$15.39
Exercised	(1,236,390)	$18.06		$8,130
Outstanding stock options as of September 28, 2014	5,007,270	$13.29	3.73	$46,191
Total vested and exercisable as of September 28, 2014	4,386,657	$13.63	3.55	$38,934

No income tax benefit was realized from stock option exercises for the three and nine months ended September 28, 2014.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

             The following table summarizes RSU award activities and related information for the nine months ended September 28, 2014:

	RSU
		Weighted Average
	Number of	Grant-date
	Shares	Fair Value
Outstanding as of December 29, 2013	2,384,712	$14.01
Granted	1,320,531	$16.13
Cancelled/Forfeited	(108,936)	$13.09
Vested	(1,337,996)	$12.83
Outstanding as of September 28, 2014	2,258,311	$15.99

  The following table summarizes Key Executive RSUs and PSU award activities and related information for the nine months ended September 28, 2014.

	Key Executive RSU		PSU
		Weighted Average		Weighted Average
	Number of	Grant-date	Number of	Grant-date
	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 29, 2013	974,286	$12.40	362,000	$7.38
Granted	-	$-	274,000 (1)	$17.94
Cancelled/Forfeited	(357,870)	$11.03	(18,000)	$7.40
Vested	(318,781)	$11.37	(172,000)	$7.40
Outstanding as of September 28, 2014	297,635	$15.15	446,000	$13.86

(1) Includes performance awards granted in fiscal 2014 at target. Additional awards that could be earned under the fiscal 2014 grant total 137,000.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

7. Net Income (Loss) Per Share

 The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands except for per-share amounts)
Numerator:
Net loss	$(10,846)	$(36,904)	$(45,315)	$(54,570)
Denominator:
Denominator for basic / diluted net loss per share, weighted average shares	61,543	58,785	60,705	58,506

Net loss per share:
Basic / Diluted net loss per share	$(0.18)	$(0.63)	$(0.75)	$(0.93)
Potentially dilutive shares excluded from the diluted net loss per share computation because their effect would have been anti-dilutive
RSUs, PSUs, options and the employee stock purchase plan	7,846	4,441	7,174	4,555
Conversion of Senior Exchangeable Notes	10,814	3,996	10,814	1,352
Total antidilutive shares	18,660	8,437	17,988	5,907

8. Intangible Assets and Goodwill

Intangible Assets

          The following table presents the balance of intangible assets as of the dates indicated below:

		September 28, 2014			December 29, 2013
	Estimated range of lives (in years)	Gross Amount (2)	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Developed technology	5 to 10	$140,976	$(69,333)	$71,643	$140,476	$(53,661)	$86,815
Customer relationships	5 to 10	110,039	(45,945)	64,094	110,119	(35,976)	74,143
Trade names	0.5 to 7	8,079	(5,287)	2,792	9,478	(5,545)	3,933
Trademarks	7 to 8	2,700	(394)	2,306	2,700	(142)	2,558
IP R&D (1)		-	-	-	500	-	500
Total Intangible Assets		$261,794	$(120,959)	$140,835	$263,273	$(95,324)	$167,949

(1) All of the IP R&D reached technological feasibility during the nine months ended September 28, 2014 and was reclassified into developed technology.
(2) The changes in gross balance of intangible assets resulted from the removal of fully amortized assets no longer in use and from foreign currency translation adjustments.

             The actual amortization expense for the intangible assets is as shown below:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)

Amortization expense	$8,940	$9,514	$27,034	$23,140

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The estimated future amortization expense for intangible assets as summarized below:

Estimated Future Amortization
(in thousands)
Fiscal 2014 (remaining 3 months)	$7,929
Fiscal 2015	35,759
Fiscal 2016	35,926
Fiscal 2017	25,061
Fiscal 2018	19,607
Fiscal 2019 and beyond	16,553
Total	$140,835

Goodwill

          The following table represents the balance of goodwill as of the dates indicated below:

	September 28, 2014	December 29, 2013
	(in thousands)

Goodwill	$166,334	$166,422

          The changes in the carrying amount of goodwill since December 29, 2013 resulted from foreign currency translation adjustments.

9. Financing arrangements

          The following table summarizes the Company’s debt:

	September 28, 2014	December 29, 2013
	(in thousands)
Debt obligations:
Term Loan	$294,334	$296,135
2.00% Senior Exchangeable Notes	115,235	111,733
7.875% Senior Notes	-	94,064
Total debt	$409,569	$501,932
Less: current portion	22,285	97,320
Long-term debt	$387,284	$404,612

The Company is in compliance of all the covenants under the 2.00% Senior Exchangeable Notes and Term Loan as of September 28, 2014.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

2.00% Senior Exchangeable Notes due 2020

The net carrying amount of the liability component of 2.00% Senior Exchangeable Notes due 2020 (the Notes) consists of the following:

	September 28, 2014	September 29, 2013
	(in thousands)
Principal amount	$150,000	$150,000
Unamortized debt discount	(34,765)	(39,391)
Net carrying value	$115,235	$110,609

The following table presents the interest expense recognized on the Notes:

	Three Months Ended	Nine Months Ended	Three and Nine Months Ended
	September 28, 2014	September 28, 2014	September 29, 2013
	(in thousands)
Contractual interest expense at 2% per annum	$746	$2,230	$290
Amortization of debt issuance costs	130	391	50
Accretion of debt discount	1,185	3,502	432
Total	$2,061	$6,123	$772

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

7.875% Senior Notes due 2017

             On January 21, 2014, the Company redeemed the remaining $94.1 million aggregate principal amount outstanding of the7.875% Senior Notes due 2017 (the Senior Notes) at a redemption price that was 103.938% of their face value. The Company paid an aggregate amount of $99.1 million, including redemption price, accrued and unpaid interest, and repurchase premium, and recorded a loss on redemption of $4.8 million within Interest income and other, net in the Condensed Consolidated Statement of Operations. The Company redeemed these Senior Notes with the proceeds from the issuance of the Notes.

2012 Revolving Credit Facility

As of September 28, 2014, the Company was in compliance with all of the 2012 Revolving Credit Facility’s covenants. However, drawdown under the 2012 Revolving Credit Facility requires that the Company meet or obtain a waiver to certain conditions including the senior secured leverage ratio not to exceed 2.75:1.00 and compliance with coverage and leverage ratios, as of the last day of the most recently ended fiscal quarter. Based on its operating results for the three months ended September 28, 2014, the Company does not meet the maximum leverage ratio limit. The Company has not obtained a waiver for those conditions; accordingly, it is not able to draw down on the 2012 Revolving Credit Facility. The Company did not need to draw on the revolving line of credit during the three months ended September 28, 2014 and believes that its sources of cash and liquidity are sufficient to meet the business requirements for the next 12 months.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

10. Fair Value Measurement

              The fair value measurements of the Company’s financial assets and liabilities, categorized into types of instruments, are set forth in the table below based upon the fair value hierarchy:

	September 28, 2014				December 29, 2013
	Level 1	Level 2	Total		Level 1	Level 2	Total
	(in thousands)

Money market funds	$1,010	$-	$1,010	(1)	$3,906	$-	$3,906	(2)
Foreign Exchange Forward Contracts	-	3,928	3,928		-	3,493	3,493
Total financial assets	$1,010	$3,928	$4,938		$3,906	$3,493	7,399
Foreign Exchange Forward Contracts		$2,010	$2,010		$-	$313	$313
Total financial liabilities	$-	$2,010	$2,010		$-	$313	$313

(1) Total cash and cash equivalents and short-term investments of $326.8 million as of September 28, 2014 includes cash of $280.4 million held in operating accounts, $1.0 million in money market funds, $24.3 million held in certificates of deposit and $21.1 million held in time deposit accounts.

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

Fair Value of Other Financial Instruments Not Carried At Fair Value

     The Company’s Term Loan and Notes are traded in the market and the fair values are Level 1, as they are based on quoted market prices. Prior to redemption in fiscal 2013, the Senior Notes were traded in the market and the fair value was Level 1. The carrying amounts and estimated fair values of the Company’s debt obligations are as follows:

	September 28, 2014		December 29, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Debt traded in the market:
Term Loan	$294,334	$290,287	$296,135	$295,170
2.0% Senior Exchangeable Notes	115,235	199,356	111,733	129,104
7.875% Senior Notes	-	-	94,064	97,591
Total Debt Obligations	$409,569	$489,643	$501,932	$521,865

   The fair value of the Company’s cash equivalents, accounts receivable, accounts payable and other current liabilities approximates their carrying value.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

11. Derivative Financial Instruments

The Company entered into multiple foreign exchange forward contracts to hedge certain operational exposures resulting from movements in Japanese yen exchange rates. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate movements on its operating results. Some foreign currency forward contracts were considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or undesignated, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues, expenses and net asset or liability positions designated in currencies other than the U.S. dollar and they are not speculative in nature.

Cash Flow Hedges

In the third quarter of fiscal 2014, the Company entered into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses, in addition to its on-going program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges have maturities between three and eight months. The maximum original duration of any contract allowable under the Company’s hedging policy is fifteen months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a quarterly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets, until the forecasted transaction occurs. Interest charges or “forward points” on the forward contracts are excluded from the assessment of hedge effectiveness and are recorded in interest and other income (expense), net in the accompanying Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net in its Condensed Consolidated Statements of Operations at that time.

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in interest and other income (expense), net in its Condensed Consolidated Statements of Operations.

At September 28, 2014, the Company had outstanding forward contracts to sell approximately ¥ 7.5 billion for $72.5 million and to buy approximately ¥ 12.5 billion for $116.0 million

Over the next twelve months, the Company expects to reclassify $2.2 million from accumulated other comprehensive loss to earnings as the related forecasted transactions occur.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Non-designated hedges

Total notional amounts of outstanding contracts were as summarized below:

Buy / Sell	September 28, 2014	December 29, 2013
(in millions)

Japanese Yen / US dollar	¥ 735.7/$6.8	¥ 2,945/$28.2
US dollar / Japanese Yen	$11.7/¥ 1,276	$42.0/¥ 4,047
US dollar / EUR	$33.9/€ 26.5	$23.4/€ 17.1

          The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2014 and September 29, 2013 was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Derivatives Designated as Hedging Instruments
Foreign Exchange Forward Contracts

Net unrealized gain (loss) recognized in OCI (1)	$2,716	$(391)	$(4,174)	$13,669

Net loss (gain) reclassified from accumulated OCI into net sales (effective portion)	$528	$(3,113)	$3,511	$(7,701)

Net loss reclassified from accumulated OCI into cost of goods sold	$2,449	$-	$2,449	$-

Net loss reclassified from accumulated OCI into sales, general and administrative expenses	$129	$-	$129	$-

Net loss reclassified from accumulated OCI into research and development expenses	$237	$-	$237	$-

Net gain reclassified from accumulated OCI into income (ineffective portion) (2)	$-	$-	$-	$(2,415)

Derivatives Not Designated as Hedging Instruments
Net gain (loss) recognized in income
Swap interest expense (3)	$-	$-	$-	$(8)
Foreign Exchange Forward Contracts (2)	$3,685	$(1,053)	$5,679	$(813)
Foreign Exchange Options Contracts (2)	$-	$(197)	$-	$-

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (OCI)
(2)	Classified in interest income and other, net
(3)	Classified in interest expense

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of September 28, 2014 and December 29, 2013 were as follows:

	September 28, 2014		December 29, 2013
Balance sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(in thousands)
Prepaid expenses and other current assets
Foreign Exchange Forward Contracts	$3,610	$318	$-	$3,493

Accrued liabilities and other
Foreign Exchange Forward Contracts	$1,983	$27	$-	$313

Changes to the derivative asset or derivative liability position for cash flow hedges result from weakening/strengthening of the Japanese Yen to the US Dollar as of end of quarter.

Offsetting Derivative Assets and Liabilities

The Company presents its derivatives at gross fair values on the Condensed Consolidated Balance Sheets. However, the Company’s master netting and other similar arrangements allow net settlements under certain conditions. The following table sets forth the offsetting of derivative assets as of September 28, 2014 and December 29, 2013.

				Gross amounts not offset on the Condensed Consolidated Balance Sheets but have legal rights to offset
	Gross amounts of recognized Assets	Gross amounts offset in the Condensed Consolidated Balance Sheets	Net amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash collateral pledged	Net amount
	(in thousands)
As of September 28, 2014:
Foreign exchange contracts	$3,928	$-	$3,928	$(2,709)	$-	$1,219
As of December 29, 2013:
Foreign exchange contracts	$3,493	$-	$3,493	$(1,572)	$-	$1,921

(1) Financial Instruments as of September 28, 2014 and December 29, 2013 relates to derivative liabilities and the term loan facility which can be net settled against derivative assets in accordance with the Company’s master netting agreements.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The following table sets forth the offsetting of derivative liabilities as of September 28, 2014 and December 29, 2013:

				Gross amounts not offset on the Condensed Consolidated Balance Sheets but have legal rights to offset
	Gross amounts of recognized Liabilities	Gross amounts offset in the Condensed Consolidated Balance Sheets	Net amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments		Cash collateral pledged	Net amount
	(in thousands)
As of September 28, 2014:
Foreign exchange contracts	$2,010	$-	$2,010	$(1,601)	(1)	$-	$409
As of December 29, 2013:
Foreign exchange contracts	$313	$-	$313	$(226)	(2)	$-	$87

(1)

Financial Instruments as of September 28, 2014 relates to cash and cash equivalents, short-term investments and derivative assets which can be net settled against derivative liabilities in accordance with the Company’s master netting agreements.

(2)	Financial Instruments as of December 29, 2013 relates to derivative assets which can be net settled against derivative liabilities in accordance with the Company’s master netting agreements.

12. Employee related pension obligation

A majority of the employees transferred as part of the MCA business acquisition were participants in the Fujitsu Corporate Pension Fund and Retirement Allowance Plan (together, the Fujitsu Defined Benefit Plan) until March 31, 2014. The Company accounted for its participation in the Fujitsu Defined Benefit Plan on behalf of these employees (Plan participants) as a multiemployer plan participant and recorded pension expense of $1.5 million for the quarter ended March 30, 2014.

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

          The Company recognized a gain of $2.5 million in the second quarter of fiscal 2014 due to better than expected performance of the total fund assets in the pension plan. This gain was recorded within Interest income and other, net in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 28, 2014.

           The restricted cash that was received as a part of the MCA business acquisition for the underfunded portion of the Fujitsu managed pension plan was $21.5 million as of September 28, 2014. According to the employees’ election and the expected distribution schedule, the Company recorded $6.1 million in accrued compensation and benefits and $16.3 million in other long-term liabilities on the Condensed Consolidated Balance Sheet as of September 28, 2014. Restricted cash relating to these distributions has been recorded in short term and long term assets as appropriate.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

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

The pension charges under the Cash Balance Plan are based on certain actuarial assumptions, such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the expected benefit payments to the Japanese corporate bonds yield curve as of April 1, 2014. Actual results that differ from these assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the projected benefit obligation (PBO).

The Company recorded a service cost of $0.3 million for the three months ended September 28, 2014 and accrued a liability of $0.6 million as of September 28, 2014. The Company expects to expense $1.0 million related to the Cash Balance Plan for fiscal year 2014.

Spansion Corporate Defined Contribution Plan

The Company recorded an expense of $0.6 million and $1.2 million under this plan for the three and nine months ended September 28, 2014, respectively, and accrued a liability of $0.2 million as of September 28, 2014.

13. Income Taxes

The following table presents the Company’s income tax expense (benefit):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)

Income tax expense (benefit)	$2,441	$(1,644)	$8,703	$(891)

The Company recorded an income tax expense of $2.4 million and an income tax benefit of $1.6 million for the three months ended September 28, 2014 and September 29, 2013, respectively. The Company’s income tax expense was $8.7 million and the income tax benefit was $0.9 million for the nine months ended September 28, 2014 and September 29, 2013, respectively.

The tax expense for the three months and the nine months ended September 28, 2014 was primarily attributable to pre-tax income in foreign jurisdictions and withholding taxes related to licensing revenues.

The tax benefit for the three months and nine months ended September 29, 2013 was primarily attributable to pre-tax income in foreign jurisdictions and withholding taxes related to licensing revenues. This was offset by the release of reserves for uncertain tax positions in foreign locations and the tax impact from the MCA business acquisition.

As of September 28, 2014, all of the Company's U.S. deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance. The valuation allowance is based on the Company's assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

As of December 29, 2013, the Company had U.S. federal and state net operating loss carry forwards of approximately $1,016 million and $219.8 million, respectively. Approximately $489.7 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. These federal and state net operating losses, if not utilized, expire from 2016 to 2033. The Company also has U.S. federal credit carryovers of $3.5 million, which expire from 2020 to 2033. The Company also has state tax credits of $18.2 million, which includes California state tax credits of $17.5 million, which can be carried forward indefinitely.

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

14. Restructuring and Others

Beginning in the third quarter of fiscal 2013, in an effort to lower its expense levels, given the competitive pricing pressures and slower than expected growth in Japan revenues from embedded flash solutions products, the Company implemented a reduction in force to rationalize its global workforce.

            The following tables present a summary of restructuring activities related to the 2013 restructuring plan described above:

	Three Months Ended	Nine Months Ended	Three and Nine Months Ended
	September 28, 2014	September 28, 2014	September 29, 2013

Accrued restructuring balance, beginning of period	$39	$844	$-
Provision:
Severance and others	-	-	6,264
Restructuring charges	-	-	6,264
Non-cash adjustments	(15)	(46)	(230)
Cash payments	-	(774)	(4,351)
Accrued restructuring balance, end of period	$24	$24	$1,683

15. Capital Structure

Effective January 22, 2014, SLS Spansion Holdings, LLC and its affiliates were no longer holders of at least 5% of the Company’s voting securities. Consequently, the one outstanding share of Class B Common Stock was converted into one share of Class A Common Stock.

16. Commitments and Contingencies

Purchase Commitments

The Company had $122.6 million of purchase commitments with certain suppliers, primarily for inventory items as of September 28, 2014.

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

Product Warranties

The Company generally offers a one-year limited warranty for all its products. During the three and nine months ended September 28, 2014 and September 29, 2013, changes in the Company’s reserve for product warranty were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Balance at beginning of period	$2,513	$1,127	$2,055	$2,124
Provision for warranties issued	519	760	1,890	1,360
Settlements made	(1,076)	(827)	(1,525)	(2,412)
Changes in reserve for pre-existing warranties during the period	280	106	(184)	94
Balance at end of period	$2,236	$1,166	$2,236	$1,166

Legal Matters

In the Matter of Certain Flash Memory Chips and Products Containing the Same, U.S International Trade Commission (Investigation No. 337-TA-893).

On August 1, 2013, Spansion LLC, a wholly owned subsidiary of the Company (Spansion LLC), filed a complaint pursuant to Section 337 of the Tariff Act of 1930, as amended (Tariff Act) 19 U.S.C. § 1337 (Section 337), to request the United States International Trade Commission (ITC) to institute an investigation relating to the unlawful importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain Macronix flash memory chips (Macronix Chips) that infringe certain claims of six valid patents held by Spansion LLC, and/or are made, produced or processed under, or by means of, a process covered by the claims of those patents, and products containing the Macronix Chips.

On September 9, 2013, the ITC instituted its investigation, naming the following entities as Respondents in the investigation: Macronix International Co, Ltd., of Hsin-chu, Taiwan; Macronix America, Inc., of Milpitas, CA; Macronix Asia Limited of Kanagawa Pref., Japan; Macronix (Hong Kong) Co., Ltd., of Sa Tin, N.T., Hong Kong; Acer Inc. of New Taipei City, Taiwan; Acer America Corporation of San Jose, CA; ASUSTek Computer Inc. of Taipei City, Taiwan; ASUS Computer International of Fremont, CA; Belkin International, Inc., of Playa Vista, CA; D-Link Corporation of Taipei City, Taiwan; D-Link System, Inc., of Fountain Valley, CA; Netgear Inc., San Jose, CA; Nintendo Co., Ltd., of Kyoto, Japan; and Nintendo of America, Inc., of Redmond, WA.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

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

The trial was held before the ITC in Washington, DC on October 2-10, 2014. The ITC has entered a target date of May 22, 2015, for completion of its investigation.

The U.S. Patent and Trademark Office (USPTO) has instituted inter partes review with respect to certain claims under four of the six patents involved in this investigation in response to petitions filed by Macronix. On May 7, 2014, the USPTO instituted inter partes review of claims 1-14 of U.S. Patent No. 6,459,625. On May 8, 2014, the USPTO instituted inter partes review of claims 1-4 of U.S. Patent No. 6,369,416; claims 1, 3-5, 7, 20, and 28 of U.S. Patent No. 6,731,536; and claims 1-6 and 8-13 of U.S. Patent No. 7,151,027, in response to petitions filed by Macronix. Absent a showing of good cause for delay, a final decision is expected in each of these inter partes review proceedings by May 8, 2015. A second petition for inter partes review of claims 7 and 14 of U.S. Patent No. 7,151,027 was filed by Macronix on June 4, 2014, and on August 13, 2014, the USPTO instituted inter partes review of those claims. Absent a showing of good cause for delay, a final decision on that inter partes review is expected by August 13, 2015.

Spansion LLC v. Macronix International Co., Ltd. et. al., U.S. District Court, Northern District of California (No. 3:13-cv-03566).

On August 1, 2013, Spansion LLC filed a complaint in the U.S. District Court, Northern District of California (San Jose Division), Case No. 3:13-cv-03566-JST, against Macronix International Co., Ltd., Macronix America, Inc., Acer Inc., Acer America Corporation, ASUSTek Computer Inc., ASUS Computer International (America), Belkin International, Inc., D-Link Systems Inc., NETGEAR Inc., Nintendo Co., Ltd., and Nintendo of America, Inc. for infringement of the patents involved in the ITC Investigation No. 337-TA-893 (ITC -893 Investigation), discussed above. Spansion LLC has asked for monetary damages as well as permanent injunctive relief to prevent further infringing activity.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Spansion Inc. and Spansion LLC filed an answer to the complaint as well as motions to dismiss and to transfer jurisdiction.

On March 10, 2014 the court ruled favorably on both of Spansion Inc. and Spansion LLC’s motions, ordering Macronix to file an amended complaint and transferring the case to the Northern District of California. Macronix filed an amended complaint and Spansion Inc. and Spansion LLC answered that amended complaint, denying all allegations of infringement and asserting defenses of patent invalidity.

On April 28, 2014, the case was officially transferred to the Northern District of California, Oakland Division (case No. 4:14-cv-01890).

Discovery is proceeding, but no trial date has been set. On August 4, 2014, Spansion Inc. and Spansion LLC filed a motion to stay the case pending the resolution of In the Matter of Certain Devices Containing Non-Volatile Memory and Products Containing the Same, U.S. International Trade Commission Investigation No. 337-TA-922, in which Macronix asserted four of the same patents at issue in this case. A hearing on the motion to stay is scheduled for October 16, 2014. Previously, on July 17, 2014, Macronix filed a motion to leave to amend its complaint to add additional allegations against the Company and several of its customers; a hearing on Macronix’s motion for leave to amend is currently scheduled for December 11, 2014.

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

On January 29, 2014, the Commission instituted its investigation, naming as Respondents the following entities: Spansion Inc., Spansion LLC, Spansion (Thailand) Ltd., Beats Electronics LLC of Santa Monica, CA, Delphi Automotive PLC of Gillingham, Kent, United Kingdom, Delphi Automotive Systems, LLC of Troy, Michigan, Harman International Industries, Inc. of Stamford, CT, Harman Becker Automotive Systems, Inc. of Farmington Hills, MI, Harman Becker Automotive Systems GmbH of Karlsbad, Germany, Ruckus Wireless, Inc. of Sunnyvale, CA and Tellabs, Inc. of Naperville, IL.

Through this investigation, Macronix seeks a general exclusion order to exclude from importation all of the allegedly-infringing non-volatile memory devices and downstream products containing such devices. In the event that the ITC is unwilling to issue a general exclusion order, Macronix requests that a limited exclusion order be entered against each named Respondent and its subsidiaries and affiliates in order to remedy the Respondents’ violation of Section 337 and to prevent future violations by Respondents. Macronix has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

The trial began before the ITC in Washington, DC on October 21, 2014. The ITC has entered a target date of May 4, 2015, for completion of its investigation.

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Spansion Inc., Spansion LLC, and Spansion (Thailand) Ltd. have filed petitions for inter partes review with the USPTO challenging the validity of the asserted claims of each of the patents asserted by Macronix against Spansion Inc., Spansion LLC, and Spansion (Thailand) Ltd. in the ITC -909 Investigation. On July 11, 2014, Spansion Inc., Spansion LLC, and Spansion (Thailand) Ltd. filed a petition for inter partes review of claims 1-6 and 10-16 of U.S. Patent No. 6,002,630. On July 21, 2014, Spansion Inc., Spansion LLC, and Spansion (Thailand) Ltd. filed a petition for inter partes review of claims 1-8 of U.S. Patent No. 6,552,360. On July 21, 2014, Spansion Inc., Spansion LLC, and Spansion (Thailand) Ltd. filed a petition for inter partes review of claims 1-3, 7, and 9-13 of U.S. Patent No. 6,100,557. The USPTO has not yet decided whether to institute proceedings based on Spansion Inc., Spansion LLC, and Spansion (Thailand) Ltd.’s petitions.

In the Matter of Certain Non-Volatile Memory Chips and Products Containing the Same, U.S. International Trade Commission (Investigation No. 337-TA-916).

On April 29, 2014, Spansion LLC filed a complaint pursuant to Section 337 of the Tariff Act to request the ITC institute an investigation relating to the unlawful importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain Macronix non-volatile memory chips (Macronix Chips) that infringe certain claims of four valid patents held by Spansion LLC, and/or are made, produced or processed under, or by means of, a process covered by the claims of those patents, and products containing the Macronix Chips.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

On June 23, 2014, pursuant to 28 U.S.C. § 1659, the Defendants asserted their statutory right to a mandatory stay of all proceedings in this Northern District of California action until the conclusion of the ITC Investigation No. 337-TA-916. Because the requested stay is mandated by statute, Spansion LLC did not oppose the motion and the requested stay was granted on June 27, 2014.

In the Matter of Certain Devices Containing Non-Volatile Memory and Products Containing the Same, U.S. International Trade Commission (Investigation No. 337-TA-922).

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

The complaint identifies the following entities as proposed respondents: Spansion Inc., Spansion LLC, Spansion (Thailand) Ltd., Aerohive Networks, Inc. of Sunnyvale, CA, Allied Telesis, Inc. of Bothell, WA, Ciena Corporation of Hanover, MD, Delphi Automotive PLC of Gillingham, Kent, United Kingdom, Delphi Automotive Systems, LLC of Troy, Michigan, Polycom, Inc. of San Jose, CA, Ruckus Wireless, Inc. of Sunnyvale, CA, ShoreTel Inc. of Sunnyvale, CA, Tellabs, Inc. of Naperville, IL, Tellabs North America, Inc. of Naperville, IL, and TiVo Inc. of San Jose, CA.

In its complaint, Macronix seeks a general exclusion order to exclude from importation all of the allegedly-infringing non-volatile memory and downstream products containing such non-volatile memory. In the event that the ITC is unwilling to issue a general exclusion order, Macronix requests that a limited exclusion order be entered against each named Respondent and its subsidiaries and affiliates in order to remedy the Respondents’ violation of Section 337 and to prevent future violations by Respondents. Macronix has also asked the ITC to issue a cease and desist order to ensure compliance with the requested exclusion orders.

On July 29, 2014, the ITC announced institution of an investigation. Trial is set for April 13-17, 2015, and the ITC has set the target date for the conclusion of the investigation as December 4, 2015.

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

Spansion Inc.

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Others

In addition to the above matters, the Company is a party to various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to all of these matters will not have a material adverse effect on the Company's financial condition, result of operations or cash flows.

17. Closure of Chapter 11 cases

Pursuant to the confirmation of the Plan of Reorganization on April 16, 2010, a claims agent was appointed to analyze and, at his discretion, contest outstanding disputed claims totaling $1.5 billion. On July 16, 2014, a final order was entered by the Bankruptcy Court closing all Chapter 11 cases. The Company recognized a gain of $3.2 million relating to reversal of its reserve for bankruptcy claims during the nine months ended September 28, 2014. This amount has been recorded within Interest income and other, net in the Condensed Consolidated Statement of Operations.

As of September 28, 2014, the Company had resolved all outstanding disputed claims and had distributed the 46,264,760 shares of the Company’s stock that were reserved for holders of allowed general unsecured claims.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Part I, Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K, as filed with the SEC on February 25, 2014 and as amended by the Form 10-K/A filed with the SEC on July 8, 2014. These risks include our ability to: accurately forecast customer demand for our products; manage risks associated with our investment in new business strategies and acquisitions, such as our acquisition of the MCA business from Fujitsu; maintain our distribution relationships and channels in the future; manage risks associated with our global customer base and support structure; maintain and manage relations with third party manufacturers; maintain manufacturing efficiency; and protect our intellectual property and defend against infringement or other intellectual property claims. We encourage you to read that section of our Annual Report carefully. We undertake no obligation to revise or update any forward-looking statements to reflect any events or circumstances that arise after the date of this report, or to conform such statements to actual results or changes in our expectations.

Overview

We are a leading designer, manufacturer and developer of embedded systems semiconductors, which include flash memory, microcontrollers, mixed-signal, analog products and embedded system-on-chip solutions. Our leading-edge intellectual property and products are driving the development of high quality, reliable and economical devices that are high performing, intelligent, efficient and secure.

The embedded markets we focus on are transportation, industrial, consumer, communications and gaming. These markets require reliable flash memory solutions, microcontrollers, mixed-signal, analog and other programmable semiconductors that run applications in a broad range of electronic systems. The embedded markets are generally characterized by longer design and product life cycles, relatively stable pricing, more predictable supply-demand outlook and lower capital investments. Within this embedded industry, we serve a well-diversified customer base through a predominantly differentiated, non-commodity, service oriented model that strives to meet our customers’ needs. Our embedded solutions are incorporated in products manufactured by leading original equipment manufacturers (OEMs). We have many years of experience refining our product and service strategy to address market requirements and deliver high-quality products that go into a broad range of electronic applications such as automobiles, airplanes, set top boxes, games, telecommunications equipment, smart meters, factory automation and medical devices.

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

Sale of Sunnyvale property and new headquarters lease

On January 23, 2014, we sold our property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that include our headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for net consideration of $58.9 million. We concurrently leased back approximately 170,000 square feet of the headquarters building on a month-to-month basis with the option to continue the lease for up to 24 months; thereafter, either party to the lease agreement can terminate the lease. The first six months of the lease are rent free. For accounting purposes, the rents relating to the rent-free period are assumed to have been netted against the sale proceeds and represent prepaid rent. Our rent-free use of this building constitutes continuing involvement by us as a lessee, and recognition of the sale of the property and the related gain is deferred until the lease period ends.

Due to our continuing involvement under the lease, the cash proceeds net of third-party costs, are recorded under the financing method as a short term financing obligation in accordance with the authoritative guidance on leases and sale of real estate. Interest is imputed on the financing obligation until such time as the sale can be recognized. The property continues to remain on our consolidated balance sheet and the buildings are being depreciated over their remaining useful life. After the rent-free period, beginning in the third quarter of fiscal 2014, a portion of the lease payments is recorded as a reduction to the financing obligation and the remainder is recognized as interest expense. As of September 28, 2014, $59.8 million was recorded in accrued liabilities and other as a financing obligation. We expect to recognize a gain of approximately $38.1 million on the sale of Sunnyvale property in the fourth quarter of fiscal 2014 when the lease ends. It will be recorded within interest income and other, net in the Consolidated Statement of Operations.

On May 22, 2014, we entered into a new headquarters lease for renting office space in San Jose, California. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The initial term of the lease will commence on January 1, 2015 and expire on December 31, 2026.

Closure of Chapter 11 cases

Pursuant to the confirmation of the Plan of Reorganization on April 16, 2010, a claims agent was appointed to analyze and, at his discretion, contest outstanding disputed claims totaling $1.5 billion. On July 16, 2014, a final order was entered by the Bankruptcy Court closing all Chapter 11 cases. We recognized a gain of $3.2 million for the nine months ended September 28, 2014 relating to reversal of the reserve for bankruptcy claims. This has been recorded within interest income and other, net in the Condensed Consolidated Statement of Operations.

As of September 28, 2014, we had resolved all outstanding disputed claims and had distributed the 46,264,760 shares of stock that were reserved for holders of allowed general unsecured claims.

Critical Accounting Policies

Pension and Other Postretirement Benefits

In connection with our establishment of the Spansion Innovates Group Cash Balance Plan (an unfunded defined benefit plan), for the employees transferred as part of the MCA business, we adopted the relevant accounting guidance for defined benefit plans beginning in the fiscal quarter ended September 28, 2014. Defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the projected benefit payments to the Japanese corporate bonds yield curve as of April 1, 2014.

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

Other Changes in Estimates or Accounting Policies

There have been no other significant changes in our critical accounting estimates or significant accounting policies during the nine months ended September 28, 2014 as compared to the discussion in Part II, Item 7 and in Note 2 to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 29, 2013, as filed with the SEC on February 25, 2014 and as amended by the Form 10-K/A filed on July 8, 2014.

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

In August 2014, the FASB issued an accounting standard update relating to management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and on the related disclosures in the Notes. The update requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. The guidance is effective in the interim and annual periods beginning after December 15, 2016, with early application permitted.  The adoption of this update is not expected to have a material effect on our consolidated financial statements or disclosures.

Results of Operations

Comparison of Net Sales, Gross Profit, Research and Development expense, Sales, General and Administrative expense, Interest Income and Other, Net, Interest Expense and Provision for Income Taxes

The following is a summary of our operating results:

	Three Months Ended			Nine Months Ended
	September 28, 2014	September 29, 2013	Variance	September 28, 2014	September 29, 2013	Variance
	(in thousands, except for percentages)
Total net sales	$315,930	$273,378	$42,552	$942,346	$658,020	$284,326
Cost of sales	215,102	217,209	(2,107)	658,864	498,640	160,224
Gross profit	100,828	56,169	44,659	283,482	159,380	124,102
Gross margin	31.9%	20.5%	11.4%	30.1%	24.2%	5.9%
Research and development	43,241	38,341	4,900	126,505	84,666	41,839
Sales, general and administrative	60,457	54,544	5,913	177,169	117,441	59,728
Restructuring charges	-	6,264	(6,264)	-	6,264	(6,264)
Operating loss	(2,870)	(42,980)	40,110	(20,192)	(48,991)	28,799
Interest income and other, net	453	3,578	(3,125)	1,794	7,658	(5,864)
Interest expense	(5,988)	(7,351)	1,363	(18,214)	(22,333)	4,119
Gain on acquisition of Microcontroller and Analog business	-	8,205	(8,205)	-	8,205	(8,205)
Provision (benefit) for income taxes	2,441	(1,644)	4,085	8,703	(891)	9,594

Net Sales

            Net sales increased by $42.5 million from $273.4 million for the three months ended September 29, 2013 to $315.9 million for the three months ended September 28, 2014. The increase in sales was primarily due to additional revenues of $50.0 million related to the MCA business which was acquired on August 1, 2013 and higher licensing revenues. We had one additional month of MCA business revenues in the three months ended September 28, 2014 compared to the three months ended September 29, 2013. Average selling prices also increased for both embedded flash solutions and the MCA business in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. These increases were partially offset by lower revenues from patent sales of $12.5 million in the three months ended September 29, 2013 compared to the three months ended September 28, 2014.

Net sales increased by $284.3 million from $658.0 million for the nine months ended September 29, 2013 to $942.3 million for the nine months ended September 28, 2014. The increase was due to the inclusion of $324.7 million of revenues from the MCA business and higher licensing revenues, which were partially offset by a $51.4 million decrease in sales of embedded flash solutions. This decrease in sales of embedded flash solutions was due to lower revenues from consumer, transportation and industrial markets. The increase was also offset by patent sales of $12.5 million in the nine months ended September 29, 2013 compared to none in September 28, 2014. The average selling prices were higher in the nine months ended September 29, 2013 compared to the nine months ended September 29, 2014.

Geographically, revenue was derived from the following regions:

	Three Months Ended				Nine Months Ended
	September 28, 2014		September 29, 2013		September 28, 2014		September 29, 2013
	Revenue ($ in thousands)	% of Revenue	Revenue ($ in thousands)	% of Revenue	Revenue ($ in thousands)	% of Revenue	Revenue ($ in thousands)	% of Revenue
Japan	89,463	28.4%	70,820	25.9%	306,613	32.5%	151,465	23.0%
Asia Pacific	121,471	38.4%	99,332	36.3%	324,984	34.5%	242,735	36.9%
Europe	47,425	15.0%	41,284	15.1%	145,750	15.5%	116,631	17.7%
Americas	24,694	7.8%	26,659	9.8%	72,709	7.7%	74,778	11.4%
Korea	21,120	6.7%	15,349	5.6%	60,773	6.4%	37,498	5.7%
Licensing, and other	11,757	3.7%	19,934	7.3%	31,517	3.4%	34,913	5.3%
Total	315,930	100.0%	273,378	100.0%	942,346	100.0%	658,020	100.0%

Gross Profit

Our gross profit increased by $44.6 million from $56.2 million for the three months ended September 29, 2013 to $100.8 million for the three months ended September 28, 2014. Our gross margin as a percentage of sales increased from 20.5% in the three months ended September 29, 2013 to 31.9% in three months ended September 28, 2014. The increase in gross profit and gross margin percentage was primarily due to lower amortization of purchase accounting markup on the MCA business inventory purchased from Fujitsu Semiconductor Limited (FSL) as a part of our acquisition, additional revenues from the MCA business and higher internal fabrication facility utilization. These increases were partially offset by $12.5 million gross profit from patent sales in the third quarter of fiscal 2013 compared to none in fiscal 2014.

Our gross profit increased by $124.1 million from $159.4 million for the nine months ended September 29, 2013 to $283.5 million for the nine months ended September 28, 2014. Our gross margin as a percentage of sales increased from 24.2% in the nine months ended September 29, 2013 to 30.1% in the nine months ended September 28, 2014. The increase in gross profit and gross margin percentage was mainly due to revenues from MCA business, lower amortization of purchase accounting inventory markup, higher internal fabrication facility utilization and other efficiencies from our operations, and higher licensing revenues. The increase was partially offset by reduced profits from sales of embedded flash solutions in the nine months ended September 28, 2014, and the patent sales in fiscal 2013 compared to none in fiscal 2014. The reduced profits in embedded flash solutions was due to lower revenues from consumer, transportation and industrial markets and changes in product sales mix.

Research and Development (R&D)

R&D expenses increased by $4.9 million from $38.3 million for the three months ended September 29, 2013 to $43.2 million for the three months ended September 28, 2014. R&D expenses increased by $41.8 million from $84.7 million for the nine months ended September 29, 2013 to $126.5 million for the nine months ended September 28, 2014. These increases were mainly due to incremental R&D expenses relating to the MCA business for both three months and nine months ended September 28, 2014.

Sales, General and Administrative (SG&A)

SG&A expenses increased by $6.0 million from $54.5 million for the three months ended September 29, 2013 to $60.5 million for the three months ended September 28, 2014. The increase was mainly due to incremental SG&A expenses relating to the MCA business and $2.1 million of higher legal expenses on the Macronix patent infringement litigation.

SG&A expenses increased by $59.8 million from $117.4 million for the nine months ended September 29, 2013 to $177.2 million for the nine months ended September 28, 2014. The increase was mainly due to incremental SG&A expenses relating to the MCA business and $23.5 million higher legal expenses on the Macronix patent infringement litigation.

Interest income and other, net

Interest income and other, net decreased by $3.1 million from $3.6 million for the three months ended September 29, 2013 to $0.5 million for the three months ended September 28, 2014. The decrease is due to $9.6 million of gain on recovery of a previously impaired investment in the third quarter of fiscal 2013, compared to no such gain in the third quarter of fiscal 2014 and $2.1 million higher realized and unrealized loss on foreign currency transactions in the third quarter of fiscal 2014. In fiscal 2007, we entered into an agreement with a private company to develop and commercialize EcoRAM based memory solutions. We held investments in the private company in the form of a loan and shares of preferred stock of the private company. However based on subsequent evaluations of our investments in fiscal 2009 and fiscal 2010, we concluded that the private company was not likely to survive as a going concern and impaired our investments in the company. Beginning fiscal 2012, we observed certain positive developments with respect to the financial status of the private company and began seeking repayments from them, and in the third quarter of fiscal 2013 we recovered $9.6 million on our loan. We applied the accounting guidance relating to Investments-Debt and Equity Securities, which provides that realized gains and losses for held-to-maturity or available-for-sale securities are included in income and recognized $9.6 million of gain on recovery of impaired investments in the third quarter of fiscal 2013.

The impact of this gain was partially offset by $7.6 million of costs relating to partial repurchase of the Senior Notes in the third quarter of fiscal 2013, as compared to no such costs in the third quarter of fiscal 2014 and $0.7 million recovery from impaired investments consisting of auction rate securities in the third quarter of fiscal 2014. We impaired these securities at various intervals between fiscal 2007 and fiscal 2010 based on our periodic analysis of discounted cash flows and the lack of a market for those securities. We received a refund on the principal portion of the investment in the second and third quarter of fiscal 2014.

Interest income and other, net, decreased by $5.9 million from $7.7 million for the nine months ended September 29, 2013 to $1.8 million for the nine months ended September 28, 2014. The decrease is due to the $9.6 million of gain on recovery of a previously impaired investment in fiscal 2013, compared to no such gain in fiscal 2014 and $3.2 million higher realized and unrealized loss on foreign currency transactions in fiscal 2014 and $2.4 million of gain on ineffective cash flow hedges in the second quarter of fiscal 2013, compared to no such event in fiscal 2014.  The decrease was partially offset by a gain of $3.2 million from the reversal of bankruptcy related reserves on final closure of the Chapter 11 cases, $2.5 million gain recognized relating to better than expected performance of the total fund assets in the pension plan, $2.8 million of lower costs incurred to repurchase $94.0 million of the remaining 7.875% Senior Notes, and $0.4 million of higher recovery from impaired investments consisting of auction rate securities  as discussed above.

Interest Expense

              Interest expense decreased by $1.4 million from $7.4 million for the three months ended September 29, 2013 to $6.0 million for the three months ended September 28, 2014 due to a lower interest expense on our debt. We fully redeemed the Senior Notes by the first quarter of fiscal 2014 and issued $150.0 million 2.0% Senior Exchangeable Notes due 2020 in the third quarter of fiscal 2013. The decrease in interest was partially offset by $0.6 million of imputed interest recorded in fiscal 2014 on the financing obligation relating to the sale of the Sunnyvale property.

Interest expense decreased by $4.1 million from $22.3 million for the nine months ended September 29, 2013 to $18.2 million for the nine months ended September 28, 2014 primarily due to lower interest expense on our debt. The decrease was partially offset by $1.6 million of imputed interest on the financing obligation relating to the sale of the Sunnyvale property in fiscal 2014.

Provision for Income Taxes

    We recorded an income tax expense of $2.4 million and an income tax benefit of $1.6 million for the three months ended September 28, 2014 and September 29, 2013, respectively. Our income tax expense was $8.7 million and an income tax benefit of $0.9 million for the nine months ended September 28, 2014 and September 29, 2013, respectively.

The tax expense for the three months and the nine months ended September 28, 2014 was primarily attributable to pre-tax income in foreign jurisdictions, withholding taxes related to the licensing revenues.

The tax benefit for the three months and nine months ended September 29, 2013 was primarily attributable to pre-tax income in foreign jurisdictions and withholding taxes related to the licensing revenues. This was offset by the release of reserves for uncertain tax positions in foreign locations and the tax impact from the Microcontroller and Analog business acquisition.

As of September 28, 2014, all of our U.S. deferred tax assets, net of deferred tax liabilities continue to be subject to a full valuation allowance. The valuation allowance is based on our assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 29, 2013, we had U.S. federal and state net operating loss carry forwards of approximately $1,016 million and $219.8 million, respectively. Approximately $489.7 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. These federal and state net operating losses, if not utilized, expire from 2016 to 2033. We also have U.S. federal credit carryovers of $3.5 million which expire from 2020 to 2033. We also have state tax credits of $18.2 million, which includes California state tax credits of $17.5 million, which can be brought forward indefinitely.

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

Contractual Obligations

          The following table summarizes our contractual obligations at September 28, 2014:

	Payments due by period
	Total	2014	2015	2016	2017	2018	2019 and Beyond
	(in thousands)
Senior Secured Term Loan	$297,750	$750	$22,900	$3,000	$3,750	$3,000	$264,350
Exchangeable Senior Notes	$150,000	-	-	-	-	-	150,000
Interest expense on Debt	$78,339	2,853	14,249	14,166	16,721	13,938	16,412
Other long term liabilities (1)	$21,737	-	6,703	8,395	5,491	-	1,148
Operating leases (2)	$55,458	2,183	6,809	8,401	5,967	4,768	27,330
Unconditional purchase commitments (3)	$122,620	58,891	34,251	29,478	-	-	-
Total contractual obligations (4)	$725,904	$64,677	$84,912	$63,440	$31,929	$21,706	$459,240

(1)	Other long term liabilities consist of payment commitments under long term software license agreements with vendors and asset retirement obligations.
(2)	Operating leases includes of payments relating to the new headquarters lease. The initial term of the lease will commence on January 1, 2015 and expire on December 31, 2026.
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

(4)

As of September 28, 2014, the liability for uncertain tax positions was $19.9 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

2.00% Senior Exchangeable Notes due 2020

The net carrying amount of the liability component of 2.00% Senior Exchangeable Notes due 2020 (the Notes) consists of the following:

	September 28, 2014	September 29, 2013
	(in thousands)	(in thousands)
Principal amount	$150,000	$150,000
Unamortized debt discount	(34,765)	(39,391)
Net carrying value	$115,235	$110,609

The following table presents the interest expense recognized on the Notes:

	Three Months Ended	Nine Months Ended	Three and Nine Months Ended
	September 28, 2014	September 28, 2014	September 29, 2013
	(in thousands)
Contractual interest expense at 2% per annum	$746	$2,230	$290
Amortization of debt issuance costs	130	391	50
Accretion of debt discount	1,185	3,502	432
Total	$2,061	$6,123	$772

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

7.875% Senior Notes due 2017

On January 21, 2014, we redeemed the remaining approximately $94.1 million aggregate principal amount outstanding of the 7.875% Senior Notes due 2017 at a redemption price that was 103.938% of their face value. We paid an aggregate amount of $99.1 million, including redemption price, accrued and unpaid interest, and repurchase premium. Loss on redemption of the Senior Notes of $4.8 million was recorded within interest and other income (expense), net. We redeemed these Senior Notes with the proceeds from the issuance of the 2.00% Senior Exchangeable Notes due 2020.

2012 Revolving Credit Facility

As of September 28, 2014, we were in compliance with all of the 2012 Revolving Credit Facility’s covenants. However, drawdown under the 2012 Revolving Credit Facility requires that we meet or obtain a waiver to certain conditions including the senior secured leverage ratio not to exceed 2.75:1.00 and compliance with coverage and leverage ratios, as of the last day of the most recently ended fiscal quarter. Based on our operating results for the three months ended September 28, 2014, we do not meet the maximum leverage ratio limit. We have not obtained a waiver for those conditions; accordingly we are not able to draw down on the 2012 Revolving Credit Facility. We did not need to draw on the revolving line of credit during the three months ended September 28, 2014 and believe that our sources of cash and liquidity are sufficient to meet the business requirements for the next 12 months.

We are in compliance of all covenants under the 2.00% Senior Exchangable Notes and the Term Loan as of September 28, 2014.

Liquidity and Capital Resources

We believe our sources of cash and liquidity are sufficient to meet our business requirements for the next 12 months, including capital expenditures for worldwide manufacturing and assembly and working capital requirements.

Cash Requirements

As of September 28, 2014 and December 29, 2013, we had the following cash and cash equivalents and short term investments:

	September 28, 2014	December 29, 2013
	(in thousands)
Cash	$280,421	$282,163
Money market funds	1,010	3,906
Certificates of deposit	24,266	11,383
Time deposits	21,072	14,045
Total cash and cash equivalents and short-term investments	$326,769	$311,497

Key components of our cash flow during the nine months ended September 28, 2014 and September 29, 2013 were as follows:

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(in thousands)

Net cash provided by operating activities	$81,627	$70,543
Net cash used for investing activities	(52,442)	(160,223)
Net cash used for financing activities	(32,545)	20,760
Effect of exchange rate changes on cash and cash equivalents	(718)	(232)
Net decrease in cash and cash equivalents	$(4,078)	$(69,152)

Operating Activities

Net cash provided by operating activities was $81.6 million during the nine months ended September 28, 2014, which consisted of net loss of $45.3 million and net increase in operating assets and liabilities of $31.0 million and net non-cash items of approximately $96.0 million. The net increase in operating assets and liabilities was primarily due to an increase of $31.7 million in accounts payable, accrued liabilities and accrued compensation and benefits, a decrease of $13.2 million in account receivable and an increase of $7.5 million in deferred income. This was partially offset by an increase of $15.1 million in inventories and an increase of $9.1 million in other assets. Net non-cash items primarily consisted of $80.5 million in depreciation and amortization, and $25.1 million of stock compensation expense.

Net cash provided by operating activities was $70.5 million during the nine months ended September 29, 2013, which consisted of net loss of $54.6 million and net increase in operating assets and liabilities of $60.3 million and net non-cash items of approximately $64.8 million. The net increase in operating assets and liabilities was due to an increase of $93.4 million in accounts payables, accrued liabilities and accrued compensation and benefits, a decrease of $27.1 million in inventory and an increase of $18.0 million in deferred income, offset by an increase of $45.8 million in accounts receivables and an increase of $30.3 million in other long term assets. Net non-cash items primarily consisted of $65.1 million in depreciation and amortization, $23.3 million of stock compensation expense $9.6 million gain on recovery from impaired investment and $8.2 million gain on the acquisition of the MCA Business.

Investing Activities

Net cash used for investing activities was $52.4 million during the nine months ended September 28, 2014, primarily comprised of $37.8 million used to purchase marketable securities and $34.9 million used to purchase property, plant and equipment, which were offset by $18.5 million in proceeds from the maturities of marketable securities.

Net cash used for investing activities was $160.2 million during the nine months ended September 29, 2013, primarily comprised of $148.1 million used for acquisition of the MCA Business net of cash acquired, $100.5 million used to purchase marketable securities and $42.8 million used to purchase property, plant and equipment, offset by $116.9 million in proceeds from the maturities of marketable securities.

Financing Activities

Net cash used for financing activities was $32.5 million during the nine months ended September 28, 2014, primarily due to payments of $105.7 million on financing arrangements, offset by $58.9 million of proceeds from sale of our Sunnyvale building and $14.2 million of proceeds from the issuance of common stock upon the exercise of stock options.

Net cash provided by financing activities was $20.8 million during the nine months ended September 29, 2013, primarily due to $145.5 million of proceeds from the issuance of the Notes, net of costs, offset by $106.8 million of partial repurchase of the Senior Notes and $15.4 million of purchase of capped call for the Notes.

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

As of September 28, 2014, we did not have any other significant off-balance sheet arrangements, as that term is defined in Item 303(a) (4) (ii) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. As of September 28, 2014, we had $280.4 million held in demand deposit accounts, $1.0 million held in overnight money market funds, $24.3 million invested in certificates of deposit most of which were insured by the FDIC and $21.1 million held in time deposits. Our cash and short-term investment position is highly liquid. Of our total cash and short-term investments, approximately $281.4 million have maturity terms of 0 to 30 days, $0.6 million have maturity terms of 31 to 90 days, $4.8 million have maturity terms of 91 to 180 days, and the remaining $40.0 million have maturity terms of 181 to 365 days at the time of purchase. While our interest income fluctuates with short-term market conditions, we believe our exposure to interest rate risk is minimal due to the short term nature of our cash and investment position.

Interest on the Notes is fixed and interest on our Term Loan is at a variable rate. The Term Loan has a LIBOR floor of 0.75 percent. When LIBOR is below 0.75 percent, our interest expense will not change with movements in interest rate environment. When LIBOR is above 0.75 percent, changes in interest rates associated with the Term Loan will then result in a change to our interest expense. For example, a one percent aggregate change in interest rates would change our contractual interest expense by approximately $2.9 million annually.

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

Consequently, movements in exchange rates could cause our net sales and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our foreign exchange exposure on our foreign currency denominated assets and liabilities. We also hedge a percentage of our forecasted revenue and expenses denominated in Japanese yen with foreign currency forward contracts. The objective of these contracts is to mitigate the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

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

The following table provides information about our foreign currency forward contracts as of September 28, 2014 and December 29, 2013:

	September 28, 2014			December 29, 2013
	Notional Amount	Average Contract Rate Per USD	Estimated Fair Value	Notional Amount	Average Contract Rate Per USD	Estimated Fair Value
	(in thousands, except contract rates)
Non-Designated hedges
Buy JPY / Sell USD	$6,756	¥108.90	$(27.0)	$28,232	¥104.31	$(226.0)
Sell JPY / Buy USD	$11,718	¥108.90	$51.5	$41,994	¥96.36	$3,493.0
Sell EUR / Buy USD	$33,939	€0.78	$266.4	$23,446	€0.73	$(87.0)
Designated hedges
Sell JPY / Buy USD	$72,531	¥103.85	$3,610.2	$-	¥-	$-
Buy JPY / Sell USD	$116,021	¥107.43	$(1,983.0)	$-	¥-	$-

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during the three months ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

For a description of our material legal proceedings, see note 16 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2013, as filed with the SEC on February 25, 2014 and as amended by the Form 10-K/A filed on July 8, 2014, which could materially adversely affect our business, financial condition and/or results of operations. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

10.1*+	Amended U.S. and Non-US Employees Form of Restricted Stock Unit Award and Terms and Conditions for Awards under the Spansion Inc. 2010 Equity Incentive Award Plan, as amended.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________________

+	Management agreement or compensation plan.
*	Filed herewith.
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

SPANSION INC.

Date: November 6, 2014	By:	/s/ Randy W. Furr
Randy W. Furr
Corporate Executive Vice President and Chief Financial Officer