Form 10-K
period 2014-12-28
Spansion Inc.
filed 2015-02-11
CIK 1322705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 28, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

 Commission File Number 001-34747

SPANSION INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3898239
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 915 Deguigne Drive

Sunnyvale, CA 94085

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

 Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The aggregate market value of Class A Common Stock (Common Stock) held by non-affiliates of the registrant based upon the closing sale price on the New York Stock Exchange on June 29, 2014 was approximately $1,080.9 million. Shares held by each executive officer, director and by certain persons that own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒   No ☐

As of February 5, 2015, the registrant had 63,176,537 shares of Class A Common Stock outstanding at $0.001 par value per share.

Definitions of Commonly Used Terms

References in this Report to “Spansion”, “the Company”, "we," "our," "us", and similar terms include Spansion, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Abbreviations, terms or acronyms are commonly used or found in multiple locations throughout this report and include the following:

Term	Definition
AD&D	Accidental Death and Dismemberment Insurance
CD&A	Compensation Discussion and Analysis
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COO	Chief Operation Officer
Cypress	Cypress Semiconductor Corporation
DRAM	Dynamic Random Access Memory
DRC	Democratic Republic of Congo
e.MMC	Embedded managed NAND solution
eCT	Embedded Charge Trap Technology
EIP	Employee Incentive Plan
EPS	Earnings per Share
ESPP	2014 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FEI	Fujitsu Electronics Inc.
FSL	Fujitsu Semiconductor Limited
IC	Integrated Circuit
IoT	Internet of Things
IPR&D	In-Process Research and Development
ITC	U.S. International Trade Commission
JPY	Japanese yen
Key Executive RSUs	Performance awards granted in fiscal 2010, 2011 and 2012
KGD	Known Good Die
KL	Kuala Lumpur
LIBOR	London Interbank Offered Rate
Macronix	Macronix International Co. Ltd and affiliates
Macronix patents	Certain patents owned by Macronix
MCA business	Microcontroller and Analog business
MCU	Microcontroller Unit
Merger Agreement	Agreement and Plan of Merger and Reorganization, dated as of December 1, 2014, by and among Cypress Semiconductor Corporation, Mustang Acquisition Corporation, and Spansion Inc.
NEO	Named Executive Officers
NOL	Net Operating Losses
Notes	2.00% Senior Exchangeable Notes due 2020
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
ODM	Original Design Manufacturer
OEM	Original Equipment Manufacturer
PBO	Projected Benefit Obligation
PMIC	Power Management Integrated Circuit
PSUs	Performance Stock Units
R&D	Research and Development
RSU	Restricted Stock Units
SEC	Securities and Exchange Commission
SG&A	Sales, General and administraive
SK Hynix	SK Hynix Inc.
SMIC	Semiconductor Manufacturing International Corporation
SoC	System on Chip
Term Loan	Senior Secured Term Loan Facility
The "Committee"	The Compensation Committee
TSR	Total Shareholder Return
UMC	United Microelectronics Corporation
UPCs	Unconditional Purchase Commitments
VIE	Variable Interest Entity
XMC	Wuhan Xin Xin Semiconductor Manufacturing Corporation

Spansion Inc.

FORM 10-K

For The Fiscal Year Ended December 28, 2014

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements may include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties, and actual events or results may differ materially. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report. We also face risks and uncertainties associated with substantial indebtedness and its impact on our financial health and operations; fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives. Other risks and uncertainties relating to our business include our ability to: implement our business strategy focused on the embedded flash memory, microcontrollers, mixed-signal and analog markets; maintain or increase our average selling price and lower our average costs; accurately forecast customer demand for our products; attract new customers; obtain additional financing in the future; maintain our distribution relationships and channels in the future; successfully enter new markets and manage our international expansion; successfully compete with existing and new competitors, or with new memory or other technologies; successfully develop new applications and markets for our products; maintain manufacturing efficiency; obtain adequate supplies of satisfactory materials essential to manufacture our products; successfully develop and transition to the latest technologies; negotiate patent and other intellectual property licenses and patent cross-licenses and acquire additional patents; protect our intellectual property and defend against infringement or other intellectual property claims; maintain our business operations and demand for our products in the event of natural or man-made catastrophic events; and to obtain the benefits of the proposed merger with Cypress and effectively manage, operate and compete in the current highly competitive business environment. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect any events or circumstances that arise after the date of this report, or to conform such statements to actual results or changes in our expectations.

ITEM 1.	BUSINESS

Corporate Information

Spansion Inc. was incorporated in Delaware in 2005. Our mailing address and the address of our executive offices is 915 Deguigne Drive, Sunnyvale, California 94085, and our telephone number is (408) 962-2500. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investor Relations section of our website, http://www.spansion.com, under “Financial Information” a link to our filings with the SEC. We post our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other Senior Finance Executives, our Code of Business Conduct, which applies to all directors and all our employees, and the charters of our Audit, Compensation and Nominating and Corporate Governance committees under “Corporate Governance” on the Investor Relations section of our website. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report.

Overview

We are a leading designer, manufacturer and developer of embedded systems solutions. Our flash memory, microcontroller, analog and mixed-signal products drive the development of high performance, intelligent and energy-efficient electronics.

The embedded markets we focus on are transportation, industrial, consumer, communications and gaming. These markets are generally characterized by longer design and product life cycles, stable pricing, more predictable supply-demand outlook and lower capital investments.

Within this embedded industry, we serve a well-diversified customer base through a predominantly differentiated, non-commodity, service oriented model that strives to meet our customers’ needs. Our embedded solutions are incorporated in products manufactured by leading OEMs. We have many years of experience refining our product and service strategy to address market requirements and deliver high-quality products.

Corporate Strategy

We are at the forefront of a fast-paced interconnected world, delivering a broad portfolio of flash memory, microcontrollers, analog, mixed-signal, and integrated system-on-chip solutions. Our strategy is to efficiently grow our business, improve our profitability and our cash generation, by expanding our addressable market, leveraging our leading-edge intellectual property to provide high quality, reliable and economical devices that are high performing, intelligent, efficient and secure. Our focus areas are the following:

(i)

Growing our microcontroller business worldwide. Our product portfolio includes general-purpose and application- specific 8-, 16- and 32-bit MCUs for a wide range of consumer, automotive, industrial, medical and other applications.

(ii)	Expanding our analog business across all markets and regions. Our analog products range from PMICs and intelligent, single-chip LED driver ICs to energy harvesting solutions.

(iii)	Extending our flash memory leadership position. Our portfolio includes non-volatile memory NOR and NAND products targeted specifically to the embedded market.

(iv)

Developing integrated solutions that combine our technologies, such as our embedded flash technology, MCUs, software, application-specific middleware, security, and new interfaces, as a means to offer differentiated solutions to our customers across a number of markets worldwide.

(v)

Successfully commercializing and protecting our intellectual property. We license our intellectual property to third parties and assist our customers in developing and prototyping their designs by providing software and hardware development tools and support, drivers and simulation models for system-level integration.

Proposed Merger with Cypress Semiconductor Corporation

On December 1, 2014, we entered into the Merger Agreement. In accordance with the Merger Agreement, each share of common stock of Spansion, par value $0.001 per share, will be converted into the right to receive 2.457 shares of common stock, par value $0.01 per share, of Cypress, subject to the calculation adjustments specified in the agreement. Cypress will assume all outstanding options to purchase shares of the Spansion common stock, Spansion restricted stock units, and Spansion performance stock units. Upon completion of the proposed merger, shares of Spansion common stock will cease trading on the New York Stock Exchange or any other stock exchange or quotation system. Shares of Cypress Common Stock are listed on the Nasdaq Global Select Market. The merger is expected to close in the first half of fiscal 2015, subject to customary closing conditions, including approval by Spansion and Cypress stockholders.

During the fiscal year ended December 28, 2014, we incurred $4.1 million of merger costs which have been recorded in the sales, general and administrative expense line of the Consolidated Statements of Operations.

Other Highlights

On January 23, 2014, we sold our property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that included our headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for net consideration of $59.0 million. We concurrently leased back approximately 170,000 square feet of the headquarters building on a month-to-month basis with the option to continue the lease for up to 24 months; thereafter either party can terminate the lease. The first six months of the lease were rent free; thereafter the rents were lower than the market rates. For accounting purposes, these rents are deemed to have been netted against the sale proceeds and represent prepaid rent. As such, our use of the property after its sale constitutes continuing involvement, and recognition of the sale of the property and the related gain is deferred until the lease period ends. On account of the proposed merger with Cypress, we expect to continue to lease the Sunnyvale property at least until the first half of fiscal 2015.

On May 22, 2014, we also entered into a new headquarters lease for office space in San Jose, California. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The initial term of the lease will commence on January 1, 2015 and expire on December 31, 2026. In light of the pending merger with Cypress, we are evaluating alternatives with respect to the new headquarters lease and will decide whether to terminate the lease after paying the requisite penalties or sublease the property or occupy part of the property if needed.

On July 16, 2014, a final order was entered by the Bankruptcy Court closing all Chapter 11 cases. We recognized a gain of $3.2 million for the fiscal year ended December 28, 2014, relating to reversal of the reserve for bankruptcy claims. This has been recorded with interest income and other, net in the Consolidated Statement of Operations. As of December 28, 2014, we had resolved all outstanding disputed claims and had distributed the 46,264,760 shares of stock that were reserved for holders of allowed general unsecured claims.

Industry Overview

The proliferation of electronic systems such as broadband access devices, automotive infotainment, clusters and safety as well as connected devices in homes and industrial applications are driving the increasing use of embedded systems solutions to deliver an enhanced end-user experience. The global digital industry is rapidly transitioning from traditional computing architectures toward a world where people, objects and machines are in a perpetual mode of communication and interactivity. Data and applications are accelerating at breakneck speed, requiring electronics to work more quickly and be more intuitively responsive. Advances in memory and processor technology will fuel this ongoing evolution of the digital infrastructure.

Overview of embedded systems solutions

Embedded systems solutions address a variety of applications, including automotive, consumer electronics, networking and telecommunications equipment, tablets, PCs, gaming consoles and industrial equipment with a broad range of products. We have two major product groups for embedded applications: flash memory and microcontrollers/analog products.

The flash memory market consists of two major architectures: NOR and NAND flash memory. NOR flash memory is predominantly used for reliable code execution and performance-oriented storage in consumer electronics, automobiles, communications, gaming and industrial applications. NAND flash memory is predominantly used for data storage in applications, such as solid-state drives, removable storage devices and embedded managed NAND devices. Overall, customers seeking fast read performance and superior reliability traditionally have chosen NOR flash memory, while those seeking high density and fast write speeds have chosen NAND flash memory. Spansion offers a broad family of parallel and serial NOR flash memory and a select range of lower density NAND and embedded managed NAND flash memory products targeting non-commodity embedded applications.

Microcontrollers are a small computer on a single IC containing a processor core, memory, and programmable input/output peripheral capability. Microcontrollers are designed for embedded applications where they are frequently the principal, and sometimes sole integrated circuit. Microcontrollers are also frequently designed with flexibility for applicability across multiple applications and uses. We have a family of 8-, 16-, 32-bit proprietary and 32-bit ARM based microcontrollers that are used in automotive applications such as body electronics, chassis and safety, power train and hybrid, home appliances, digital audio/video equipment, industrial and office equipment. The ARM based solutions offer some of the most innovative feature sets for advanced automotive dashboard and instrument clusters and the automation and industrial control segments.

Analog semiconductors measure, condition and regulate “real world” functions such as temperature, speed, sound and electrical current. We offer environmentally-friendly power management technology through our lineup of power management integrated circuits, including DC/DC converters, voltage regulators and supervisors, and power monitoring and reset ICs. In addition, we offer a family of LED lighting driver ICs and energy harvesting solutions.

Technology

We own and use fundamental intellectual property in two flash memory technologies, floating gate and charge trapping MirrorBit technology. Compared to competing floating gate multi-level cell NOR technology, two-bit-per-cell MirrorBit technology has a simpler cell architecture that requires fewer manufacturing steps and supports higher yields, resulting in lower manufacturing costs. Our current mid- and high-density products and new advanced products are based primarily on MirrorBit two-bit-per-cell technology.

Floating Gate Technology. Floating gate is the conventional flash memory cell technology that is utilized by most flash memory companies today for both NOR and NAND products. We have created innovations in floating gate technology that have become industry standards, such as negative gate erase, single power supply and embedded programming algorithms. Some of our new products designed to service the low density market are based on floating gate technology. We also use floating gate embedded flash technology for our MCU products down to the 55nm technology node.

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

eCT. Our 40nm embedded charge trap technology is the foundation process technology for our next generation microcontrollers and system-on-chip solutions.

We license the ARM® Cortex®-R and Cortex-M series processors to support microcontrollers and system on chip product portfolio for a broad range of applications. These processors help deliver advanced intelligence and energy efficiency for embedded applications.

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

Customers

           We serve our customers worldwide directly or through our distributors. Customers for our products consist of OEMs, ODMs, distributors and contract manufacturers. Our global direct sales force is predominantly organized by customer end markets in order to bring dedicated expertise, knowledge and response to our customers. No end customer accounted for more than 10% of our net sales for the fiscal years 2014, 2013 or 2012.

Third-Party Distributors

Our distributors bring to us a large, global customer base, sales and technical support, inventory, flexible payment options, and customized value added services. In addition we increase our online presence and enrich our relationships with chipset partners through our distribution channel. Distributors stock our inventory in various locations globally to enable our customers to have ready access to our products. Our distributors not only have the inventory available for sale, they also have the logistical infrastructures to support same day order fulfillment on one device or multiple devices in small or large quantities. Our third-party distributors typically resell to OEMs, ODMs and contract manufacturers. Sales through our direct distributors are made pursuant to agreements that provide them price protection and limited rights of return for discontinued products or for other products within one year of their date of manufacture. Distributors get price protection by way of credits for the difference between the original price paid and the current price that we offer. Price protection is based on market conditions, competitive considerations and other factors. In addition, our agreements with distributors may also contain standard stock rotation provisions permitting limited levels of product returns. Since the price is not fixed and determinable, we are unable to estimate the resale price to our end customer and returns under the stock rotation rights to our distributors and therefore defer the recognition of revenue and related product costs on these sales as deferred income until distributors submit Point of Sales reports to us. We also sell some of our products to certain distributors under sales arrangements that do not allow for rights of return or price protection on unsold products. We recognize revenue on these sales when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured.

   Approximately 70%, 71%, and 68% of our sales were through distributors for fiscal 2014, fiscal 2013, and fiscal 2012 respectively. One distributor, FEI, and its subsidiaries accounted for approximately 42%, 39%, and 33% of our total net sales for fiscal 2014, fiscal 2013, and fiscal 2012 respectively. Sales through FEI was higher in both fiscal 2014 and fiscal 2013 compared to fiscal 2012 because of the inclusion of the MCA business which we acquired on August 1, 2013 for which FEI is the sole distributor.

Research and Development

   Our investment and strategy in research and development are geared towards providing competitive, embedded solutions to our customers through two product families: flash memory and microcontrollers/analog. Our R&D efforts span across process technology, product design, systems engineering, and software, with teams in various locations around the world, including the Sunnyvale, California headquarters, as well as Israel, Japan, Germany, Malaysia, and China.

In fiscal 2014 in our flash business, we introduced Spansion HyperBus™ interface and HyperFlash™ memory, high performance NOR flash memory. The Spansion HyperBus is being implemented broadly by many of our partners. It is being designed across our industrial, automotive, and communication segments. We are also developing HyperRAM products based on our HyperBus interface, through an agreement with ISSI. We also completed development of our 32nm NAND products this year and introduced the industrial grade e.MMC product family.

In our microcontroller business, we made significant progress in new product developments, introducing a number of new products for automotive, industrial, communications, and targeted consumer applications. For the automotive market, we recently announced our latest product line-up in our Traveo™ MCU family to offer high-performance Human Machine Interfaces for automotive dashboards.

          The new microcontroller integrates 2-D and 3-D graphic engines. This is a development where we are integrating our flash memory technologies with our microcontrollers and analog IP. This family also features our HyperBus memory interface. The combination of our HyperFlash memory with the HyperBus interface eliminates memory bottlenecks, increases performance, and extends the memory space for MCU and graphic engines without increasing the package pin count. We have recently added a new family of MCUs to our FM4 family of microcontrollers, including 95 derivatives, to be used in applications such as factory automation, machine-to-machine systems, building management systems, smart meters, and printers. These new MCUs, running at 200 megahertz, offer up to 2 megabytes of flash memory, 12 different types of communication interfaces, advanced security, and 5-volt input/output design, for robust industrial environment applications.

          Additionally, we have entered into partnerships to create new families of differentiated microcontrollers to be ramped into production in the future. Among the new products we plan to bring to market is a sensor fusion solution, which brings data up from several sensors and provides intelligence and control to improve application performance.

Innovations driven by R&D are a key enabler in delivering the long-term value to our customers. Through judicious planning and by leveraging strategic arrangements, we expect to continue to maximize the return on our R&D investment. Our research and development expenses for fiscal 2014, fiscal 2013 and fiscal 2012 were $171.2, $126.8 and $107.9 million, respectively. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Manufacturing

We own and operate one wafer fabrication facility, Fab 25, which is located in Austin, Texas and has approximately 114,000 square feet of clean room space. This facility produces 200-millimeter wafers using 180 nanometer, 130-nanometer, 110-nanometer, 90-nanometer and 65-nanometer process technologies. We own and operate a final manufacturing facility in Bangkok, Thailand. Final manufacturing consists of assembly, test, mark and pack operations. We also own a manufacturing facility in Penang, Malaysia, which does small volumes of sort and pack operations for KGD products.

          We direct significant efforts toward the invention and development of manufacturing process technologies to achieve the objectives of reducing our manufacturing costs, improving our device performance and adding product features and capabilities. We achieve these objectives primarily through a combination of optimizing the number of process steps required to produce a product and by reducing the scale or size of key structures in our integrated circuits, such as the memory cells used to store and charge the surrounding circuits that manage and interface to these cells. We develop each process technology using particular design rules and refer to this as the process or technology node designated in nanometers. By shrinking the features, we enable more transistors in the same area. For example in flash memory this allows us to incorporate more bits per area at each successive process node, decreasing the cost per bit; either increasing the number of die per wafer for a given density or increasing the memory density per die.

          In addition to our own internal capacity, we outsource wafer manufacturing and assembly and test services to third parties to supplement our internal resources. We set expectations for supplier performance and reinforce those expectations with periodic assessments. We communicate those expectations to our suppliers regularly and work with them to implement improvements when necessary. We have agreements with FSL, XMC and SK Hynix. Agreements with FSL include agreements for the supply of product wafer foundry services, sort services and assembly and test services relating to the microcontroller and analog businesses. These agreements are at competitive market rates and enable us to leverage FSL’s existing manufacturing capabilities and relationships with its partners spanning across various technologies, processes, geometries and wafer sizes in their wafer fabrication facilities and package solutions in their back-end manufacturing facilities, until such time that we can either move these internally to our fabrication and back-end facilities or find alternative solutions. For FSL, the fabrication facilities are all located in Japan, while the back-end facilities are in Japan and other Asian countries. The supply agreements do not call for any minimum purchase commitments. The arrangement with XMC provides production support for advanced NOR technology products at 65, 45 and development of 32 nanometers. The arrangement with SK Hynix provides for the development and supply of SLC NAND products at the 4x and 3x nodes. Cooperation with foundries for advanced process node development allows for a cost effective solution for process technology development as an alternative to an in-house research and development facility.

Our manufacturing processes require many raw materials, such as silicon wafers, mold compounds, substrates, and various chemicals and gases, and the necessary capital equipment for manufacturing. We obtain these materials and equipment from a large number of suppliers located throughout the world.

Environmental Matters

We must comply with many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of certain chemicals and gases used in our manufacturing processes. Our facilities have been designed to comply with these regulations and we believe that our activities are conducted in compliance with such regulations. We have made and will continue to make capital and other expenditures to comply with environmental laws and do not expect compliance with environmental requirements to result in material expenditures in the foreseeable future. However environmental laws and regulations are complex, change frequently and have tended to become more stringent over time, all of which are factors that could alter the current outlook. See Item 1A. “Risk Factors—We are subject to a variety of environmental laws that could result in liabilities.”

Competition

Our competitors include but are not limited to:

•	Analog Devices, Inc.
•	Freescale Semiconductor, Inc.
•	Infineon Technologies Corporation
•	Intel Corporation
•	Macronix International Co., Ltd.
•	Maxim Integrated Products, Inc.
•	Micron Technology, Inc.
•	Microchip Technology, Inc.
•	Renesas Electronics Corp.
•	SK Hynix
•	ST Microelectronics N.V.
•	Toshiba Semiconductor Company Inc.
•	Winbond Electronics Corporation

We believe providers of embedded systems solutions must possess the following attributes to remain competitive:

•	strong relationships with OEMs, ODMs and contract manufacturers that are acknowledged leaders within their respective industries;
•	discipline to continually reduce costs ahead of historically declining semiconductor market prices;
•	strong market focus to identify emerging flash memory-based embedded systems applications;
•	advanced research and development;
•	flexibility in manufacturing capacity and utilization so as to take advantage of industry conditions through market cycles;
•	access to the financial resources needed to maintain a highly competitive technological position;
•	focus on sustainable and profitable portions of the markets;
•	the ability to establish and sustain strategic relationships and alliances with key industry participants;
•	the ability to manufacture products with a high degree of quality, performance, market acceptance and a low cost structure;
•	rapid time to market for new products, measured by the time elapsed from first conception of a new product to its commercialization, and
•	a strong network of enabling and ecosystem partners

Employees

We had 3,893 employees as of December 28, 2014.

Backlog

We generally manufacture and market standard lines of our products. Sales are made primarily pursuant to purchase orders for delivery or agreements covering purchases over a period of time. These orders or agreements may be revised or canceled without penalty. In this respect, the amount of backlog as of any particular date is not the sole indicator of future results.

Patents, licenses and trademarks

Our success depends in part on our proprietary technology. We rely on a combination of protections provided by contracts, including confidentiality and non-disclosure agreements, copyrights, patents, trademarks and common law rights, such as trade secrets, to protect our intellectual property against infringement or misappropriation by others and to ensure that we have the ability to generate royalty and other licensing revenues. We intend to continue to license our intellectual property to third parties and sell some patents that are non-essential to our core businesses. We may enter into other business arrangements with third parties for individual patents or portfolios of patents on a selective basis.

As of December 28, 2014, we had 2,496 U.S. patents and 2,332 foreign patents as well as 290 patent applications pending in the United States and 457 patent applications pending outside the United States. We expect to file future patent applications in both the United States and abroad on significant inventions, as we deem appropriate. There can be no assurance that the claims allowed on any patents we hold will be sufficiently broad to protect our technology, or that any patents will be issued from any application pending or filed by us.

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

We will be subject to business uncertainties and contractual restrictions while the merger with Cypress is pending.

Uncertainty about the effect of the merger with Cypress may impair our ability to retain and motivate key personnel and could cause customers and others that deal with us to defer entering into contracts, or making other decisions, concerning doing business with us or seek to change existing business relationships with us. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions without the consent of Cypress. These uncertainties and restrictions could disrupt or adversely affect our business and prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

The Merger Agreement limits our ability to pursue alternatives to the merger.

In the Merger Agreement we agreed to immediately cease all existing activities, discussions or negotiations with any persons previously conducted with respect to certain acquisition proposals. The Merger Agreement prohibits us from soliciting, initiating, or knowingly encouraging or facilitating certain acquisition proposals with any third party. The Merger Agreement also provides for the payment by Spansion of a termination fee of $60 million if the Merger Agreement is terminated in certain circumstances in connection with a competing third party acquisition proposal. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to pay the termination fee also may discourage a third party from pursuing an acquisition proposal. In the event the merger is terminated in circumstances that obligate us to pay the termination fee, our stock prices may decline.

We will incur significant transaction and merger-related transition costs.

We have incurred and expect that we will continue to incur significant costs in connection with completing the merger and integrating the operations of the two companies. Some of these costs are payable regardless of whether the transaction is completed. If the merger is not completed, we will not receive any benefit from these expenditures.

Two lawsuits have been filed against Spansion, its board members, Cypress and the subsidiary formed for purposes of the merger challenging the transaction, and an adverse ruling in any of these lawsuits may prevent the transaction from becoming effective or delay its completion.

Spansion, our board members, Cypress and the Cypress subsidiary formed for purposes of the merger have been named as defendants in lawsuits brought by and on behalf of Spansion stockholders challenging the merger and seeking, among other things, to enjoin the defendants from completing it on the agreed-upon terms, to rescind the merger if completed and damages.

One of the conditions to the closing of the transaction is that no order preventing the completion of the merger has been issued by a court of competent jurisdiction. If the plaintiffs in these lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the merger on the agreed-upon terms, then it may not be completed within the expected timeframe, or at all.

The semiconductor market is highly competitive and subject to rapid, highly volatile changes in demand, pricing and product mix that are difficult to predict. Our failure to adequately forecast our customers’ needs could materially adversely affect our business.

The semiconductor market is mature and subject to business cycles that can include extended periods of oversupply and constant downward price pressure, which is due, in substantial part, to the relatively large number of competing firms and technologies. Our competitors include Analog Devices, Inc., Freescale Semiconductor, Inc., Infineon Technologies Corporation, Intel Corp., Macronix International Co., Ltd, Microchip Technology, Inc., Maxim Integrated Products, Inc., Micron Technology, Inc., Renesas Electronics Corp., SK Hynix, ST Microelectronics N.V., Toshiba Semiconductor Company Inc. and Winbond Electronics Corporation.

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

Our operating results are dependent on the performance of distributors, including FEI, who is our primary distributor for Japan.

A significant portion of our sales are through independent distributors that are not under our control. For example, sales through distributors accounted for 70%, 71% and 68% of our net sales for fiscal 2014, 2013 and 2012, respectively. Generally, our agreements with third party distributors may be terminated for convenience by either party upon relatively short notice and are non-exclusive, permitting our distributors to offer our competitors’ products. We generally do not require letters of credit from our distributors and are not protected against accounts receivable default or bankruptcy of these distributors. While historically the inability to collect open accounts receivable has not been an issue for us, we cannot be assured that we will not encounter such collection problems in the future. Termination of a significant distributor, whether at our initiative or the distributor’s initiative, could disrupt our business, and if we are unable to find suitable replacements, our operating results could be adversely affected.

In Japan, which is an important geographic market for us, we currently rely primarily on FSL through one of its subsidiaries (FEI) to distribute our products to customers. For example, sales of our products through FEI represented 42% of our total net sales for fiscal 2014.

Our agreement with FSL for flash memory sales is non-exclusive in Japan. Our agreement with FSL for the distribution of MCA products within Japan is also non-exclusive, however, Spansion may only appoint up to two additional distributors each year during the term of the agreement. Either party may terminate the flash memory distribution agreement for convenience upon 60 days written notice to the other party. Either party may terminate the MCA distribution agreement for breach upon 120 days written notice to the other party. If FSL unexpectedly terminates either of the distribution agreements with us, or otherwise ceases its support of our customers in Japan, we would be required to develop and rely on a relationship with another distributor or establish our own local sales organization and support functions. We cannot be certain that we would be successful in selling our products to customers currently served by FSL or new customers. If our sales in Japan were to decline, our operating results could be materially adversely affected.

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

A number of factors, including our fab utilization and, inventory strategy, can impact our gross margins.

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

Sales to customers outside the United States were approximately 89% of our total net sales for fiscal 2014. Additionally, we operate in more than ten countries, and a substantial portion of our manufacturing operations and those of our third party manufacturers are located outside the United States, primarily in Japan, China, Taiwan, Korea, Thailand and Malaysia. As a result, our business is subject to a variety of risks that are specific to the regions and countries in which we operate, including:

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

We currently have, and plan in the future to enter into, foundry, subcontractor and other arrangements with third parties to meet demand for our products. Third party manufacturers we currently use or expect to use in the future for foundry and other manufacturing services include SK Hynix, SMIC, XMC, FSL, and UMC. We also use independent contractors to perform some of the assembly, testing and packaging of our products, including ChipMOS Technologies Inc. and J-Devices Corporation. We depend on these manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs. Just as we are generally under no obligation to provide any specified minimum purchase quantities, third party manufacturers are generally under no obligation to provide us with any specified minimum quantity of product. We also depend on these manufacturers to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis at acceptable prices. In addition, we rely on these manufacturers to invest capital into their facilities and process technologies to meet our needs for new products using advanced process technologies. We also cannot assure you that these manufacturers will be able to meet our near-term or long-term manufacturing requirements and that we will be able to attain qualification from our customers, which may be required prior to production of products at a third party facility. In addition, any significant change in the payment terms we have with these manufacturers could adversely affect us.

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

In order to grow and diversify our microcontroller business, we may need to manufacture products on significantly more advanced process technologies than are used in our microcontroller products today in order to achieve higher performance, enhanced capabilities such as greater code and data storage integrated on the die and lower costs. For example, some of our competitors have 40-nanometer class process technologies in production today and are developing more advanced process technologies at smaller process nodes. We are developing 40-nanometer class technology in a joint development with UMC, including the ability to integrate our embedded Charge Trap (eCT) flash memory technology. Delays in developing this technology or in the availability of products based on this technology could materially adversely affect us. In our MCA business we will compete with well-established, significantly larger competitors with the ability to deploy significantly greater resources than our own, to address automotive and other broader market applications. We cannot assure you that we will have sufficient resources independently or through joint development agreements to maintain the level of investment in research and development that is required for us to remain competitive and to grow and diversify our MCA business, which could materially adversely affect us.

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

We may not satisfy the covenants, financial tests and ratios in our debt instruments, which if not met, could have a material adverse effect on us.

Our bank agreements require us to comply with covenants, financial tests and ratios. We cannot assure you that we will be able to satisfy or comply with these covenants, financial tests and ratios, because our ability to do so may be affected by events beyond our control. If we fail to satisfy or comply with the covenants, financial tests and ratios, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers or amendments if required to avoid a default. A breach of any of the provisions, covenants, financial tests or ratios under our debt instruments could prevent us from being able to draw down under our bank loans and result in an event of default under the applicable agreement, which in turn could trigger cross-defaults under other debt instruments, any of which would materially adversely affect us.

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

We are subject, and may become subject in the future, to claims in the future and may be required to enter into litigation and to defend against such actions in courts and before the U.S. International Trade Commission, as well as internationally in Europe and Asia. For more information, see “Part I, Item 3. Legal Proceedings,” in this Annual Report on Form 10-K. The plaintiffs in these actions frequently seek injunctions and substantial damages. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is expensive, time-consuming, disruptive to operations, and distracting to management. In recognition of these considerations, we may decide to enter into arrangements to settle litigation. If we are found to infringe on one or more patents or other intellectual property rights, regardless of whether we can develop non-infringing technology, we may be required to pay substantial damages or royalties to a third party or we may be subject to a temporary or permanent injunction prohibiting us from marketing or selling certain products. In certain cases, we may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. Any such licenses may also significantly increase our operating expenses. The outcome of any litigation is inherently uncertain and if the outcome is unfavorable to us, we may incur a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies, including matters related to infringement of intellectual property rights and we could be materially adversely affected.

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

Pursuant to U.S. federal and state tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We have U.S federal and state NOL carry forwards of approximately $981.4 million and $219.5 million, respectively, as of December 28, 2014. Approximately $468.8 million of the federal net operating loss carry forwards and $165.0 million of the state net operating loss carryforwards are subject to an annual limitation. These net operating losses, if not utilized, expire from 2016 to 2033. The company also has U.S. federal credit carryovers of $4.7 million, which expire from 2020 to 2034 and state tax credits of $18.9 million which include California state tax credits of $18.1 million, which can be carried forward indefinitely. In addition, our ability to utilize unlimited federal NOL carry forwards could be subject to a significant limitation if we were to undergo an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986, as amended.

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

Certain environmental laws, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, or the Superfund Act, impose joint and several liabilities on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and costs related to damages to natural resources. One of our former properties is listed on the U.S. Environmental Protection Agency’s Superfund National Priorities List. However, other parties currently are responsible for all investigation, cleanup and remediation activities. We have not been named a responsible party at any Superfund or other contaminated site. If we were ever so named, costs associated with the cleanup of the site could be material. Additionally, contamination that has not yet been identified could exist at one or more of our facilities, and identification of such contamination could have a material adverse effect on us.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors if we are not able to consummate the merger with Cypress. These provisions include restrictions on the ability of our stockholders to remove directors, a classified board of directors and limitations on action by our stockholders by written consent. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to make an acquisition of us more difficult. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

Regulations related to disclosure requirements regarding conflict minerals may force us to incur additional compliance expenses, may make our supply chain more complex.

On August 22, 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure regulations for public companies that manufacture products that contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals, if these minerals are necessary to the functionality or production of the Company’s products. These regulations require such issuers to report annually whether or not such minerals originate from the DRC and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacture of semiconductor devices, including our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to ascertain the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability. We filed our first Form SD with the SEC on May 30, 2014.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We are headquartered in Silicon Valley, California, with research and development, manufacturing, assembly and sales operations in the United States, Asia, Europe and the Middle East. We own and operate a wafer fabrication facility in Austin, Texas and a final manufacturing facility in Bangkok, Thailand. Final manufacturing consists of assembly, test, mark and pack operations. We also own a manufacturing facility in Penang, Malaysia, which does small volumes of sort and pack operations. For geographical information with respect to our assets refer to Note 19 of Consolidated Financial Statements.

On January 23, 2014, we sold our property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that included our headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for net consideration of $59.0 million. We concurrently leased back approximately 170,000 square feet of the headquarters building on a month-to-month basis with the option to continue the lease for up to 24 months; thereafter either party can terminate the lease. On account of the proposed merger with Cypress, the Company will continue to lease the Sunnyvale property until at least the second half of fiscal 2015.

As of December 28, 2014, we owned approximately 2.0 million square feet of the principal engineering, manufacturing and administrative facilities located in the United States, Europe, Middle East and Asia. Most of our other engineering and administrative facilities are leased. We lease approximately 0.7 million square feet of office and warehouse space in the United States, Europe and Asia. Our Fab 25 facility in Austin, Texas is encumbered by liens securing our Senior Secured Term Loan facility and revolving credit facilities. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

ITEM 3.	LEGAL PROCEEDINGS

For a description of our material legal proceedings, see Note 21 “Commitments, Contingencies and Legal Matters” in the notes to the consolidated financial statements, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

The following table sets forth the high and low per share sales prices for our Class A common stock traded in NYSE under the symbol “CODE”.

Fiscal Year Ended December 28, 2014	High	Low
Fourth Quarter	$35.31	$15.14
Third Quarter	$23.94	$18.09
Second Quarter	$22.16	$16.71
First Quarter	$17.91	$13.38

Fiscal Year Ended December 29, 2013	High	Low
Fourth Quarter	$13.56	$9.90
Third Quarter	$13.23	$9.70
Second Quarter	$13.88	$10.66
First Quarter	$14.54	$11.05

As of February 5, 2015, there were 600 holders of record of our Class A common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing sale price of our Class A Common Stock on February 5, 2015 was $34.35 per share.

We are currently prohibited from paying dividends on shares of our Class A common stock in specific circumstances under agreements governing our borrowing arrangements, and we do not plan to pay such dividends in the foreseeable future.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Spansion under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from May 10, 2010 , the date we emerged from Chapter 11 bankruptcy proceedings, including from May 18, 2010, (the date our Class A common stock commenced trading), through December 28, 2014 of the cumulative total return for our Class A common stock (CODE), the NYSE Composite Index and the S&P Semiconductors Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NYSE Composite Index and the S&P Semiconductors Index assume reinvestment of dividends

ITEM 6. SELECTED FINANCIAL DATA

The following summary historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The following table sets forth our selected financial data. Fiscal 2012 is a 53-week year. All other fiscal years presented include 52-weeks each.

					Year Ended December 26, 2010
	Successor (1)	Successor (1) (4)	Successor (1)	Successor (1)	Successor (1)	Predecessor (1)
	Year Ended December 28, 2014	Year Ended December 29, 2013	Year Ended December 30, 2012	Year Ended December 25, 2011	Period from May 11, 2010 to December 26, 2010	Period from December 28, 2009 to May 10, 2010
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,251,855	$971,690	$915,932	$1,069,883	$759,886	$324,914
Net sales to related party	-	-	-	-	4,801	78,705
Total net sales	1,251,855	971,690	915,932	1,069,883	764,687	403,619
Cost of sales	869,575	719,062	632,417	847,797	647,381	274,817
Gross profit	382,280	252,628	283,515	222,086	117,306	128,802
Research and development	171,203	126,768	107,850	106,644	65,414	35,068
Sales, general and administrative	249,346	178,265	135,607	108,461	122,478	68,105
Net gain on sale of KL land and building (2)	-	-	(28,434)	-	-	-
Restructuring charges (credits) (3)	-	6,017	5,650	12,295	-	(2,772)
Operating income (loss) before reorganization items	(38,269)	(58,422)	62,842	(5,314)	(70,586)	28,401
Interest income and other, net	2,154	4,406	4,688	3,954	175	(2,904)
Interest expense	(24,196)	(29,792)	(30,147)	(33,151)	(24,180)	(30,573)
Gain on acquisition of microcontroller and analog business	-	7,950	-	-	-	-
Income (loss) before reorganization items and income taxes	(60,311)	(75,858)	37,383	(34,511)	(94,591)	(5,076)
Reorganization items	-	-	-	-	-	370,340
Income (loss) before income taxes	(60,311)	(75,858)	37,383	(34,511)	(94,591)	365,264
Provision for income taxes	(9,723)	(2,410)	(12,999)	(21,037)	(2,101)	(1,640)
Net income (loss)	(70,034)	(78,268)	24,384	(55,548)	(96,692)	363,624
Less: Net income (loss) attributable to noncontrolling interest	-	-	(503)	338	-	-
Net income (loss) attributable to Spansion Inc. common shareholders	$(70,034)	$(78,268)	$24,887	$(55,886)	$(96,692)	$363,624

Basic	$(1.15)	$(1.34)	$0.41	$(0.91)	$(1.60)	$2.24
Diluted	$(1.15)	$(1.34)	$0.41	$(0.91)	$(1.60)	$2.24
Shares used in per share calculation:
Basic	61,088	58,599	59,984	61,338	60,479	162,439
Diluted	61,088	58,599	61,021	61,338	60,479	162,610

	December 28,	December 29,	December 30,	December 25,	December 26,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$300,653	$311,497	$313,897	$262,705	$354,273
Working capital	391,064	397,711	481,512	395,565	439,972
Total assets	1,375,172	1,380,921	1,172,166	1,191,145	1,399,305
Long-term debt and capital lease obligations, including current portion	410,177	501,932	416,295	449,399	454,909
Total stockholders’ deficit	$528,684	$537,460	$561,774	$522,541	$624,285

(1)	References to the “Predecessor” refer to Spansion and its consolidated subsidiaries up to May 10, 2010. References to “Successor” refer to Spansion and its consolidated subsidiaries.
(2)	The gain of $28.4 million in fiscal 2012 was recognized on the sale of our Kuala Lumpur, Malaysia facility.
(3)

The 2011 Restructuring Plan was initiated in the fourth quarter of fiscal 2011 to align the business with market conditions. The 2013 Restructuring Plan, beginning in the third quarter of 2013, was implemented to rationalize our global workforce. Please refer to Note 18 for explanation of restructuring charges.

(4)	The increase in revenues and expenses beginning fiscal 2013 compared to prior years is due to the acquisition of the MCA business of FSL on August 1, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of December 28, 2014 and December 29, 2013 and for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, which are elsewhere in this Annual Report on Form 10-K.

Executive Summary

Overview

We are a leading designer, manufacturer and developer of embedded systems solutions. Our flash memory, microcontrollers, analog and mixed-signal products drive the development of high performance, intelligent and energy-efficient electronics.

The embedded markets we focus on are transportation, industrial, consumer, communications and gaming. These markets are generally characterized by longer design and product life cycles, relatively stable pricing, more predictable supply-demand outlook and lower capital investments.

Within this embedded industry, we serve a well-diversified customer base through a predominantly differentiated, non-commodity, service oriented model that strives to meet our customers’ needs. Our embedded solutions are incorporated in products manufactured by leading original equipment manufacturers (OEMs). We have many years of experience refining our product and service strategy to address market requirements and deliver high-quality products.

Corporate Strategy

We are at the forefront of a fast-paced interconnected world, delivering a broad portfolio of flash memory, microcontrollers, analog, mixed-signal, and integrated system-on-chip solutions. Our strategy is to efficiently grow our business, improve our profitability and our cash generation, by expanding our addressable market, leveraging our leading-edge intellectual property to provide high quality, reliable and economical devices that are high performing, intelligent, efficient and secure. Our focus areas are the following:

(i)

Growing our microcontroller business worldwide. Our product portfolio includes general-purpose and application- specific 8-, 16- and 32-bit MCUs for a wide range of consumer, automotive, industrial, medical and other applications.

(ii)	Expanding our analog business across all markets and regions. Our analog products range from PMICs and intelligent, single-chip LED driver ICs to energy harvesting solutions.

(iii)	Extending our flash memory leadership position. Our portfolio includes non-volatile memory NOR and NAND products targeted specifically to the embedded market.

(iv)

Developing integrated solutions that combine our technologies, such as our embedded flash technology, MCUs, software, application-specific middleware, security, and new interfaces, as a means to offer differentiated solutions to our customers across a number of markets worldwide.

(v)

Successfully commercializing and protecting our intellectual property. We license our intellectual property to third parties and assist our customers in developing and prototyping their designs by providing software and hardware development tools and support, drivers and simulation models for system-level integration.

Proposed Merger with Cypress Semiconductor Corporation

On December 1, 2014, we entered into the Merger Agreement. In accordance with the Merger Agreement, each share of common stock of Spansion, par value $0.001 per share will be converted into the right to receive 2.457 shares of common stock, par value $0.01 per share, of Cypress subject to the calculation adjustments specified in the agreement. Cypress will assume all outstanding options to purchase shares of the Spansion common stock, Spansion restricted stock units, and Spansion performance stock units. Upon completion of the proposed merger, shares of the Spansion common stock will cease trading on the New York Stock Exchange or any other stock exchange or quotation system. Shares of Cypress Common Stock are listed on the Nasdaq Global Select Market. The merger is expected to close in the first half of fiscal 2015, subject to customary closing conditions, including approval by Spansion and Cypress stockholders.

During the fiscal year ended December 28, 2014, we incurred $4.1 million of merger costs which has been recorded in the sales, general and administrative expense line of the Consolidated Statements of Operations.

Other Highlights

On January 23, 2014, we sold our property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that included our headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for net consideration of $59.0 million. We concurrently leased back approximately 170,000 square feet of the headquarters building on a month-to-month basis with the option to continue the lease for up to 24 months; thereafter either party can terminate the lease. The first six months of the lease were rent free; thereafter the rents were lower than the market rates. For accounting purposes, these rents are deemed to have been netted against the sale proceeds and represent prepaid rent. As such, our use of the property after its sale constitutes continuing involvement, and recognition of the sale of the property and the related gain is deferred until the lease period ends. On account of the proposed merger with Cypress, the Company will continue to lease the Sunnyvale property until at least the first half of fiscal 2015.

On May 22, 2014, subsequent to the sale of our property in Sunnyvale, we also entered into a new headquarters lease for renting office space in San Jose, California. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The initial term of the lease commenced on January 1, 2015 and will expire on December 31, 2026. In light of the pending merger with Cypress, we are evaluating alternatives with respect to the new headquarters lease and will decide whether to terminate the lease after paying the requisite penalties or sublease the property or occupy part of the property, if needed.

On July 16, 2014, a final order was entered by the Bankruptcy Court closing all Chapter 11 cases. We recognized a gain of $3.2 million for the fiscal year ended December 28, 2014, relating to reversal of the reserve for bankruptcy claims. This has been recorded within interest income and other, net in the Consolidated Statement of Operations. As of December 28, 2014, we had resolved all outstanding disputed claims and had distributed the 46,264,760 shares of stock that were reserved for holders of allowed general unsecured claims.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our net sales, inventories, pension, asset impairments, stock-based compensation expense, legal reserve and income taxes. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Business Acquisition

Accounting for acquisitions requires us to estimate the fair value of consideration paid and the individual assets and liabilities acquired, which involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized. Accounting for acquisitions can also involve significant judgment to determine when control of the acquired entity is transferred. We obtain independent third party valuation studies to assist in determining fair values, including assistance in determining future cash flows, appropriate discount rates and comparable market values. The items involving the most significant assumptions, estimates and judgments included determining the fair value of the following:

●	Intangible assets including estimated economic lives and straight-line amortization method;

●	Deferred tax liability, including projections of future taxable income and tax rates;

●	Inventory, including estimated future selling prices, timing of product sales and completion costs for work in process;

●	Estimated liability of employees’ pension related obligations; and

●	Property, plant and equipment.

Revenue Recognition

We recognize revenue from product sales to OEMs when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured. We record reserves for estimated customer returns based on historical experience.

We sell directly to distributors under terms that provide for rights of return, stock rotation and price protection guarantees. Since the price is not fixed and determinable, we are unable to estimate the resale price to our end customer and returns under the stock rotation rights to our distributors and therefore defer the recognition of revenue and related product costs on these sales as deferred income until distributors submit Point of Sales reports to us. We also sell some of our products to certain distributors under sales arrangements that do not allow for rights of return or price protection on unsold products. We recognize revenue on these sales when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured.

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

Gross deferred revenue and gross deferred cost of sales on shipments to distributors as of December 28, 2014 and December 29, 2013 are as follows:

	December 28, 2014	December 29, 2013
	(in thousands)
Deferred revenue	$83,245	$65,649
Less: deferred costs of sales	(48,415)	(35,854)
Deferred income on shipments (1)	$34,830	$29,795

(1)

The deferred income of $35.3 and $30.2 million on the consolidated balance sheets as of December 28, 2014 and December 29, 2013 included $0.5 million of deferred revenue for both years relating to our licensing revenue. This has been excluded in the table above to separately illustrate the deferred income on product shipments.

Our distributors provide us with periodic data regarding the product, price, quantity, and end customer for products that are resold as well as the quantities of our products that they still have in stock. We reconcile distributors’ reported inventories to their activities.

We have licensed our patents to other companies and will continue to do so in the future. The terms and conditions of license agreements are highly negotiated and can vary significantly. Generally, however, when a license agreement requires the payment of royalties to Spansion, we recognize fixed payment amounts on the date they become due. For other royalty agreements, we recognize revenue based on notification of the related sales from the licensees.

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

Stock-Based Compensation

Stock-based compensation is determined on the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

The fair value of stock option and ESPP awards is estimated at the grant date using the Black-Scholes option valuation model. The Black Scholes options valuation, requires the use of inputs like expected volatility, expected term, expected dividend yield, and expected risk-free rate of return. Expected volatility is based on the historical volatility of its traded stock. For stock options granted in fiscal 2013 and fiscal 2012, since we do not have sufficient history, we also use the volatilities of competitors with similar characteristics, who are in the same industry sector (guideline companies). Similarly, we have used the simplified calculation of expected term as we do not have sufficient historical exercise data. If we determine that other methods to estimate expected volatility or expected life were more reasonable, or if other methods for calculating these input assumptions were prescribed by authoritative guidance, the fair value calculated for stock-based awards could change significantly.

The fair value of restricted stock units, key executive RSUs and PSUs issued in the fourth quarter of fiscal 2014 is based on the market value of our common stock on the date of grant. For key executive RSUs, the recognition of expense is determined based upon management’s estimate of the probability and timing for achieving the associated performance criteria. Stock-based compensation for performance-related awards is recognized over the estimated performance period, which may vary from period to period based upon management’s estimates of achievement and the timing to achieve the related performance goals. These awards vest once the performance criteria are met.

The fair value of the performance-based restricted stock awards (PSUs) other than those issued in the fourth quarter of fiscal 2014 is estimated using a Monte Carlo simulation to simulate a range of our possible future stock prices and the future stock prices of other companies in our peer group. The simulation requires assumptions for expected volatilities and correlation coefficients of each entity, risk-free rate of return, and dividend yield. Expected volatilities are based our historical volatilities over a period equal to the length of the measurement period and the other companies in the peer group. Correlation coefficients are based on the same data used to calculate historical volatilities and are used to model how each entity’s stock price moves in relation each of the other companies included in the peer group. Dividends are assumed to be reinvested in the issuing entity over the measurement period, equating to a zero percent dividend yield for us and the other companies in the peer group.

We estimate forfeitures based on historical experience related to our own stock-based awards granted. We anticipate that these estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee Benefit Plans

We have a number of defined contribution plans worldwide and a defined benefit pension plan in Japan. On April 1, 2014, we established the Spansion Innovates Group Cash Balance Plan (a defined benefit plan), for the employees transferred as part of the acquisition of the MCA business from FSL. Defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the projected benefit payments to the Japanese corporate bonds yield curve as of April 1, 2014. The benefit obligation is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement. This liability is recorded in other long term liabilities on the Consolidated Balance Sheets. Net periodic pension cost is recorded in the Consolidated Statement of Operations and includes service cost. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money associated with the passage of time on the PBO. Gains or losses resulting from a change in the PBO if actual results differ from actuarial assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the PBO. If the amount of a net gain or loss does not exceed the corridor amount, they will be recorded in other comprehensive income. See Note 14 for further details on the pension plans.

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

In determining the financial statement effects of an unrecognized tax positions, we determine when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. In this determination, we assume that the position will be examined by a taxing authority that has full knowledge of all relevant information, and will be resolved in the court of last resort. The more likely than not recognition threshold means that no amount of tax benefits may be recognized for a tax position without a greater than 50% likelihood that it will be sustained upon examination.

Goodwill

We review goodwill for impairment at least annually in the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. We adopted November 30th as the date of the annual impairment test.

In fiscal 2014 and fiscal 2013, we performed a quantitative assessment of goodwill using the market valuation approach and concluded that there was no impairment to goodwill. In fiscal 2012, we performed the qualitative assessment of goodwill and concluded that there was no impairment.

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

Estimates Relating to Litigation Reserve / Settlements

Our litigation reserve policy requires that we record an estimate for litigation expenses that will be incurred to defend ourselves over the course of a reasonable period of time. Currently, this is estimated at twelve months. Judgment is necessary to estimate these costs and an accrual is made when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

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

In August 2014, the FASB issued an accounting standard update relating to management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and on the related disclosures. The update requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. The guidance is effective in the interim and annual periods beginning after December 15, 2016 with early application permitted.  The adoption of this update is not expected to have a material effect on our consolidated financial statements or disclosures.

Results of Operations

The following is a summary and analysis of our net sales, gross margin, operating income (loss), interest and other income (expense), net, interest expense and income tax provision for fiscal 2014, fiscal 2013 and fiscal 2012.

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(in thousands, except for percentages)
Total net sales	$1,251,855	$971,690	$915,932
Cost of sales	$869,575	$719,062	$632,417
Gross profit	$382,280	$252,628	$283,515
Gross margin	31%	26%	31%
Research and development	$171,203	$126,768	$107,850
Sales, general and administrative	$249,346	$178,265	$135,607
Net gain on sale of KL land and building	$-	$-	$(28,434)
Restructuring charges	$-	$6,017	$5,650
Operating income (loss)	$(38,269)	$(58,422)	$62,842
Interest income and other, net	$2,154	$4,406	$4,688
Interest expense	$(24,196)	$(29,792)	$(30,147)
Gain on acquisition of Microcontroller and Analog business	$-	$7,950	$-
Provision for income taxes	$(9,723)	$(2,410)	$(12,999)

Net Sales

Total net sales increased by $280.2 million from $971.7 million in fiscal 2013 to $1,251.9 million in fiscal 2014. The increase was due to an additional $328.1 million of revenues from the MCA products. We acquired the MCA business on August 1, 2013 and had seven additional months of MCA business revenues in fiscal 2014 compared to fiscal 2013.  The increase in MCA revenue was partially offset by a $64.6 million decrease in sales of embedded memory, specifically NOR flash. The decline in embedded NOR flash sales was mainly due to lower revenues from gaming and industrial markets.  The decline in NOR flash was offset by a strong growth in the NAND flash memory business in fiscal 2014.

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

Geographically, revenue was derived from the following regions:

	Year Ended
	December 28, 2014		December 29, 2013		December 30, 2012

	Revenue ($ in thousands)	% of Revenue	Revenue ($ in thousands)	% of Revenue	Revenue ($ in thousands)	% of Revenue
Japan	395,271	31.6%	264,168	27.2%	273,303	29.9%
Asia Pacific	440,193	35.2%	344,822	35.5%	317,078	34.6%
Europe	192,617	15.4%	162,835	16.8%	158,572	17.3%
Americas	95,556	7.6%	103,147	10.6%	89,905	9.8%
Korea	83,129	6.6%	54,259	5.6%	44,918	4.9%
Licensing and other	45,089	3.6%	42,459	4.3%	32,156	3.5%
Total	1,251,855	100.0%	971,690	100.0%	915,932	100.0%

 Gross Profit

Our gross profit increased by $129.7 million from $252.6 million in fiscal 2013 to $382.3 million in fiscal 2014. The gross margin increased from 26% in fiscal 2013 to 31% in fiscal 2014. The increase in gross profit and gross margin percentage was mainly due to increased revenues from MCA products and lower amortization of purchase accounting markup on the inventory purchased from FSL.

Our gross profit decreased by $30.9 million from $283.5 million in fiscal 2012 to $252.6 million in fiscal 2013. The gross margin decreased from 31% in fiscal 2012 to 26% in fiscal 2013. The decrease in gross margin was mainly due to lower margins on revenues in the flash embedded markets, primarily driven by lower gaming revenues in Japan and a downward pressure on selling prices due to continued imbalance in supply and demand. This was partially offset by the addition of gross profit from the MCA products revenues, net of $30.2 million amortization of a purchase accounting markup on the inventory purchased from FSL as a part of the acquisition, and efficiencies from factory operations.

Research and development

Our R&D expenses increased by $44.4 million from $126.8 million in fiscal 2013 to $171.2 million in fiscal 2014. The increase was due to $25.1 million higher employee compensation and benefits and $12.5 million higher material cost for R&D projects, mainly related to the MCA business, which was acquired on August 1, 2013. We had seven additional months of MCA business expenses in fiscal 2014 compared to fiscal 2013.

Our R&D expenses increased by $18.9 million from $107.9 million in fiscal 2012 to $126.8 million in fiscal 2013. The increase was mainly due to incremental R&D expense relating to the MCA business incurred during the third and fourth quarters of fiscal 2013. The increase was partially offset by $9.7 million of lower employee compensation and benefits due to the reduction in headcount as part of the restructuring activity in fiscal 2013, $3.5 million lower development charges primarily relating to NAND development and $2.3 million lower material costs on probe cards and other materials used in R&D projects in fiscal 2013.

Sales, general and administrative

Our SG&A expenses increased by $71.0 million from $178.3 million in fiscal 2013 to $249.3 million in fiscal 2014. The increase was due to $29.5 million higher patent infringement litigation fees and settlement costs incurred after the end of fiscal 2014, related to the Macronix litigation, as described in Subsequent Events in Note 23 of Consolidated Financial Statements, $27.3 million higher employee compensation and benefits mainly related to the MCA business, which was acquired on August 1, 2013, $4.5 million higher travel costs and $4.1 million Cypress merger related costs. These were partially offset by $5.8 million lower integration costs related to the MCA business incurred in fiscal 2014 compared to fiscal 2013.

Our SG&A expenses increased by $42.7 million from $135.6 million in fiscal 2012 to $178.3 million in fiscal 2013. The increase was mainly due to $23.9 million of higher legal expenses relating to patent infringement litigation, additional SG&A expenses relating to the MCA business incurred during the third and fourth quarters of fiscal 2013, and $12.7 million MCA business integration costs. The increase was partially offset by $10.6 million of lower employee compensation and benefits due to the reduction in headcount in fiscal 2013, $5.0 million of lower travel, marketing activities and other outside services in fiscal 2013 and $1.7 million of lower employee stock-based compensation expense in fiscal 2013.

Net gain on sale of land and building

In fiscal 2012, we recognized a gain of $28.4 million, net of selling expenses, on the sale of the KL facility.

Restructuring Charges

There were no restructuring charges for fiscal 2014.

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

Gain on acquisition of the MCA business

A gain on the MCA business acquisition of $7.9 million was recognized in fiscal 2013. There was no such gain recorded in fiscal 2014 or fiscal 2012.

Interest income and other, net

Interest income and other income, net decreased by $2.2 million from $4.4 million in fiscal 2013 to $2.2 million in fiscal 2014. The decrease was mainly due to our recognizing a $10.0 million gain on recovery from a previously impaired investment and a $2.4 million gain on ineffective cash flow hedges recognized in fiscal 2013 and no corresponding gains in fiscal 2014. These decreases were partially offset by $3.3 million of lower costs incurred to repurchase the 7.875% Senior Notes, $3.2 million from the reversal of bankruptcy related reserves on final closure of the Chapter 11 cases and $2.5 million gain recognized relating to better than expected performance of the total fund assets in the pension plan.

In fiscal 2007, we entered into an agreement with a private company to develop and commercialize EcoRAM based memory solutions. We held investments in the private company in the form of a loan and shares of preferred stock. However based on subsequent evaluations of our investments in fiscal 2009 and fiscal 2010, we concluded that the private company was not likely to survive as a going concern and impaired our investments in the Company. Beginning fiscal 2012, we observed certain positive developments with respect to the financial status of the private company and began seeking repayments from them, and in fiscal 2013 we recovered $10.0 million on our loan. We applied the accounting guidance relating to investments-debt and equity securities, which provides that realized gains and losses for held-to-maturity or available-for-sale securities are included in income and recognized $10.0 million of gain on recovery of impaired investments in fiscal 2013.

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

Interest Expense

Our interest expense decreased by $5.6 million from $29.8 million in fiscal 2013 to $24.2 million in fiscal 2014 primarily due to lower interest rate on our debt. The decrease was partially offset by $2.1 million of imputed interest on the financing obligation relating to the sale of the Sunnyvale property in fiscal 2014.

Our interest expense decreased by $0.3 million from $30.1 million in fiscal 2012 to $29.8 million in fiscal 2013 due to various refinancing activities targeted at lowering the cost of our debt.

The average interest rate on our debt portfolio was 3.18%, 5.84% and 6.21% for fiscal 2014, 2013 and 2012 respectively.

Provision for Income Taxes

We recorded income tax expense of $9.7 million in fiscal 2014 and $2.4 million in fiscal 2013. We recorded income tax expense of $13.0 million in fiscal 2012.

Income tax expense recorded for fiscal 2014 differs from the income tax expense that would be derived by applying a U.S. statutory tax rate of 35% to the income before income taxes due to our inability to recognize the impact from U.S. operating losses, and income that was earned and tax effected in foreign jurisdictions with different tax rates. The income tax expense includes foreign taxes as well as $5.1 million related to withholding tax on licensing revenue. Income tax expense recorded for fiscal 2013 differs from the income tax expense that would be derived by applying a U.S. statutory tax rate of 35% to the income before income taxes due to our inability to benefit from U.S. operating losses, and income that was earned and tax effected in foreign jurisdictions with different tax rates. The income tax expense includes foreign taxes as well as $4.1 million related to withholding tax on licensing revenue. These were offset by the release of reserves for uncertain tax positions of $4.6 in foreign locations and the impact from the acquisition of the MCA business of $3.7 million.

Income tax expense recorded for fiscal 2012 differs from the income tax expense that would be derived by applying a U.S. statutory tax rate of 35% to the income before income taxes due to our inability to benefit from U.S. operating losses, and income that was earned and tax effected in foreign jurisdictions with different tax rates. The income tax expense includes foreign taxes as well as $4.1 million related to withholding tax on licensing revenue.

As of December 28, 2014, we recorded a valuation allowance of approximately $368.4 million against our U.S. deferred tax assets, net of deferred tax liabilities. This valuation allowance offsets all of our net U.S. deferred tax assets. As of December 28, 2014, we also recorded valuation allowances of approximately $2.6 million against various foreign deferred tax assets for which we do not believe it is more likely than not that they will be realized.

Contractual Obligations

The following table summarizes our contractual obligations at December 28, 2014. The table is supplemented by the discussion following the table.

	Payments due by period
	Total	2015	2016	2017	2018	2019	2020 and Beyond
	(in thousands)

Senior Secured Term Loan	$297,000	$38,500	$3,000	$3,750	$3,000	$248,750	$-
Exchangeable Senior Notes	150,000	-	-	-	-	-	150,000
Interest on Debt	75,486	14,249	14,166	16,721	13,938	13,412	3,000
Other long term liabilities (1)	13,596	264	7,284	4,990	-	1,058	-
Operating leases (2)	52,821	6,687	8,278	5,921	4,637	3,406	23,892
Unconditional purchase commitments (3)	114,647	108,841	4,627	1,179	-	-	-
Total contractual obligations (4)	$703,550	$168,541	$37,355	$32,561	$21,575	$266,626	$176,892

(1)	Other long term liabilities consist of payment commitments under long term software license agreements with vendors and asset retirement obligations.
(2)	Operating leases includes payments relating to the new headquarters lease. The initial term of the lease will commence on January 1, 2015 and expire on December 31, 2026.
(3)

UPC include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These agreements are principally related to inventory. UPCs exclude agreements that are cancelable without penalty.

(4)

As of December 28, 2014, the liability for uncertain tax positions was $18.9 million, including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Senior Secured Term Loan

In the first quarter fiscal 2010, Spansion LLC, our wholly owned operating subsidiary, borrowed $450 million under a Senior Secured Term Loan facility. During the fourth quarter of fiscal 2010, we issued $200.0 million of our 7.875% Senior Notes due 2017 and concurrently repaid $196.0 million of our Senior Secured Term Loan.

On December 19, 2013, Spansion LLC amended the Term Loan to reduce the interest rate on the approximately $214 million principal amount outstanding from LIBOR plus 4.00% (with a LIBOR floor of 1.25%) to LIBOR plus 3.00% (with a LIBOR floor of 0.75%). In conjunction with the amendment, Spansion LLC borrowed an additional amount of $82.0 million under the Term Loan, net of issuance costs. The amendment also provided for modifications to certain covenants and other provisions of the Term Loan Facility, including an extension of the maturity date to December 19, 2019 from the original December 13, 2018 and an increase of the general investment and restricted payments basket from $50 million to $75 million. The other covenants and provisions of the Term Loan Facility remain unchanged. The amendment was accounted for as a modification of debt under the accounting guidelines as the difference between the present value of the cash flows under the Term Loan, before and after the change was less than 10%. We incurred $2.1 million in fees and costs in connection with the amendment, of which $1.8 million was treated as a debt discount to be amortized using the interest method over the term of the debt.

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

The Term Loan Facility may be optionally prepaid at any time without premium, provided that, prior to the first six months from December 19, 2013, the closing date of the most recent amendment on the Term Loan Facility, a prepayment premium of 1% will be applied to any prepayment or refinancing of any portion of the Term Loan Facility in connection with Spansion LLC’s incurrence of debt with a lower interest rate or any amendment to the Term Loan Facility that has the effect of reducing the effective yield. The Term Loan Facility is subject to mandatory prepayments in an amount equal to: (a) 100% of the net cash proceeds from the sale or other disposition of all or any part of our assets or extraordinary receipts or those of any of our subsidiaries, in excess of $10 million per fiscal year, subject to certain reinvestment rights, (b) all casualty and condemnation proceeds received by us or any of our subsidiaries in excess of $10 million individually or in an aggregate amount, subject to certain reinvestment rights, (c) 50% of the net cash proceeds received by us or any of our subsidiaries from the issuance of debt after the closing date of the Term Loan Facility (other than certain permitted indebtedness) and (d) 50% of our and our subsidiaries’ excess cash flow, or 25%, if Spansion LLC has a leverage ratio of 2.5 to 1.0 or less. Voluntary prepayments will be applied to the remaining scheduled principal repayment installments of the Term Loan Facility on a pro-rata basis while mandatory prepayments will be applied to remaining scheduled amortization as directed by Spansion LLC.

Under the Term Loan Facility, we are subject to a number of covenants, including limitations on (i) liens and further negative pledges, (ii) indebtedness, (iii) loans and other investments, (iv) mergers, consolidations and acquisitions, (v) sales, transfers and other dispositions of assets, (vi) and dividends and other distributions subject to a $75 million general restricted payment basket and an additional builder basket resulting from excess cash flow and certain proceeds. The Term Loan Facility includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default due to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the terms of the facility. Change in control occurs when a person or group becomes a beneficial owner directly or indirectly of more than 35% of our common stock.

As of December 28, 2014 we were in compliance with all of the Term Loan Facility’s covenants.

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

As of December 28, 2014, we were in compliance with all of the 2012 Revolving Credit Facility’s covenants. However, drawdown under the 2012 Revolving Credit Facility requires that we meet or obtain a waiver to certain conditions including the senior secured leverage ratio not to exceed 2.75:1.00 and compliance with coverage and leverage rations, as of the last day of the most recently ended fiscal quarter. Based on our operating results for the quarter ended December 28, 2014, we do not meet the maximum leverage ratio limit. We have not obtained a waiver for those conditions; accordingly, we are not able to draw down on the 2012 Revolving Credit Facility. We did not need to draw on the revolving credit facility for fiscal 2014, and believe that our sources of cash and liquidity are sufficient to meet the business requirements for the next 12 months.

2.00% Senior Exchangeable Notes

On August 26, 2013, Spansion LLC, our wholly-owned subsidiary, issued $150.0 million of the Notes in a private placement. The Notes are governed by an Indenture, dated August 26, 2013, between us and Wells Fargo Bank, National Association, as Trustee. They are fully and unconditionally guaranteed on a senior unsecured basis by us and Spansion Technology LLC. The Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2.00% per year payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2014. The Notes may be due and payable immediately in certain events of default.

The Notes are exchangeable for an initial exchange rate of 72.0929 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial exchange price of approximately $13.87 per share) subject to adjustments for anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. According to the Indenture, a change in control occurs when a person or group becomes the beneficial owner directly or indirectly, of more than 50% of our common stock. In the case of a consolidation or merger, if the surviving entity continues to be listed, no change of control will be triggered. Prior to June 1, 2020, the Notes will be exchangeable under certain specified circumstances as described in the Indenture.

The Notes were issued at face value, resulting in net proceeds of approximately $145.5 million after related offering expenses. In accounting for the Notes at issuance, we separated the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. Upon issuance of the Notes, we recorded $110.2 million as debt and $39.8 million as additional paid-in capital in stockholders’ equity.

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

The net carrying amount of the liability component of the Notes consists of the following:

	Year Ended
	December 28, 2014	December 29, 2013
	(in thousands)
Principal amount	$150,000	$150,000
Unamortized debt discount	(33,561)	(38,267)
Net carrying value	$116,439	$111,733

The following table presents the interest expense recognized on the Notes:

	Year Ended
	December 28, 2014	December 29, 2013
	(in thousands)
Contractual interest expense at 2% per annum	$2,983	$1,044
Amortization of debt issuance costs	522	130
Accretion of debt discount	4,706	1,557
Total	$8,211	$2,731

Capped Calls

In connection with the issuance of the Notes in fiscal 2013, we entered into capped call transactions with certain bank counterparties to reduce the potential dilution to our common stock upon exchange of the Notes. The capped call transactions have a strike price of approximately $13.87 and a cap price of approximately $18.14, and are exercisable when and if the Notes are converted. If upon conversion of the Notes, the price of our common stock is above the strike price of the capped calls, the counterparties will deliver shares of our common stock and/or cash with an aggregate value approximately equal to the difference between the price of our common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of our common stock related to the capped call transactions being exercised. The capped call transactions expire on September 1, 2020. We paid $15.4 million for these capped calls and recorded the payment as a decrease of additional paid-in capital.

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

Liquidity and Capital Resources

Cash Requirements

As of December 28, 2014 and December 29, 2013, we had the following cash and cash equivalents and short term investments:

	December 28, 2014	December 29, 2013
	(in thousands)
Cash	$247,271	$282,163
Money market funds	435	3,906
Certificates of deposit	24,859	11,383
Time deposits	28,088	14,045
Total cash and cash equivalents and short-term investments	$300,653	$311,497

We believe our sources of cash and liquidity are sufficient to meet business requirements for the next 12 months, including capital expenditures and working capital requirements.

Financial Condition (Sources and Uses of Cash)

Our cash flows for fiscal 2014, fiscal 2013 and fiscal 2012 are summarized as follows:

	Year Ended
	December 28,	December 29,	December 30,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$78,395	$91,403	$109,400
Net cash provided by (used in) investing activities	(82,920)	(164,891)	20,541
Net cash provided by (used in) financing activities	(29,750)	98,080	(60,946)
Effect of exchange rate changes on cash	(1,729)	(700)	(1,668)
Net increase (decrease) in cash and cash equivalents	$(36,004)	$23,892	$67,327

Net Cash Provided by Operating Activities

Net cash provided by operations was $78.4 million in fiscal 2014, and was primarily due to net loss of $70.0 million, adjustments for non-cash items of $139.4 million and an increase in operating assets and liabilities of $9.0 million. The net increase in operating assets and liabilities was primarily due to $41.5 million of  decrease in accounts receivable and $32.8 million of increase in accounts payable, accrued liabilities, accrued compensation, which was partially offset by $56.6 million of increase in inventories and $8.3 million increase in other assets.

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

 Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $82.9 million during fiscal 2014, primarily due to $52.5 million used to purchase marketable securities and $59.8 million of capital expenditures used to purchase property, plant and equipment, which were partially offset by $27.4 million in proceeds from maturities of marketable securities.

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

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $29.8 million during fiscal 2014, primarily due to $108.0 million of payments on financing arrangements, $59.0 million of net proceeds from sale of Sunnyvale property and $19.3 million proceeds from issuance of stock due to options exercised.

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

Net cash used in financing activities was $60.9 million during fiscal 2012, primarily due to $24.5 million for the purchase of bankruptcy claims, $30.4 million of payments on financing arrangements, $4.0 million for acquisition of a non-controlling interest and $2.6 million refinancing cost on the Term loan and 2012 Revolving Credit Facility, offset by $1.6 million of proceeds from the issuance of common stock upon the exercise of stock options.

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

We do not have any other significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K, as of December 28, 2014 or December 29, 2013.

ITEM 7A.     QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our cash deposits, invested cash and debt. As of December 28, 2014, we had $247.3 million held in demand deposit accounts, $0.4 million held in overnight money market funds, $24.9 million invested in certificates of deposit most of which were insured by the FDIC and $28.1 million held in time deposits. Our cash and short-term investment position is highly liquid. Of our total cash and short-term investments, approximately $247.8 million have maturity terms of 0 to 30 days, $2.3 million have maturity terms of 31 to 90 days, $5.2 million have maturity terms of 91 to 180 days, and the remaining $45.4 million have maturity terms of 181 to 365 days at the time of purchase. While our interest income fluctuates with short-term market conditions, we believe our exposure to interest rate risk is minimal due to the short term nature of our cash and investment position.

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

The following table presents the cost basis, fair value and related weighted-average interest rates by year of maturity for our investment portfolio and debt obligations as of December 28, 2014 and comparable fair values as of December 29, 2013:

								2014	2013
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value	Fair Value
	(in thousands, except for percentages)
Investment Portfolio
Cash equivalents:
Fixed rate amounts	$250,065	$-	$-	$-	$-	$-	$250,065	$250,065	$286,069
Weighted-average interest rate	0.17%	-	-	-	-	-	0.17%
Short Term Investment:
Fixed rate amounts	$50,588	$-	$-	$-	$-	$-	$50,588	$50,588	$25,428
Weighted-average interest rate	0.14%	-	-	-	-	-	0.14%

Total Investment Portfolio	$300,653	$-	$-	$-	$-	$-	$300,653	$300,653	$311,497

Debt Obligations
Debt—fixed rate amounts	$-	$-	$-	$-	$-	$150,000	$150,000	$377,250	$270,912
Weighted-average interest rate	-	-	-	-	-	2.00%	2.00%
Debt—variable rate amounts	$38,500	$3,000	$3,750	$3,000	$248,750	$-	$297,000	$293,288	$299,022
Weighted-average interest rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%

Total Debt Obligations	$38,500	$3,000	$3,750	$3,000	$248,750	$150,000	$447,000	$670,538	$569,934

Foreign Exchange Risk

Our sales, expenses, assets and liabilities denominated in Japanese yen and other foreign currencies are exposed to foreign currency exchange rate fluctuations. For example,

●	sales of our products to Fujitsu are denominated in U.S. dollars, Japanese yen and Euro; and
●	some of our manufacturing costs are denominated in Japanese yen, and other foreign currencies such as the Thai baht and Malaysian ringgit;
●	some of our operating expenses are denominated in Japanese yen.
●	some fixed asset purchases and sales are denominated in other foreign currencies.

Consequently, movements in exchange rates could cause our net sales and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our foreign exchange exposure on our foreign currency denominated assets and liabilities. We also hedge a percentage of our forecasted revenue denominated in Japanese yen with foreign currency forward contracts. The objective of these contracts is to mitigate impact of foreign currency exchange rate movements to our operating results on a short term basis. We do not use these contracts for speculative or trading purposes.

We recognize derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive loss on the Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to the appropriate revenue or expense line of the Consolidated Statement of Operations. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to interest and other income (expense), net in our Consolidated Statements of Operations at that time.

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

The following table provides information about our foreign currency forward contracts as of December 28, 2014 and December 29, 2013:

	December 28, 2014			December 29, 2013

	Notional Amount	Average Contract Rate Per USD	Estimated Fair Value	Notional Amount	Average Contract Rate Per USD	Estimated Fair Value
	(in thousands, except contract rates)
Non-Designated hedges
Buy JPY / Sell USD	$2,044	¥120.35	$0.2	$28,232	¥104.31	$(226.0)
Sell JPY / Buy USD	$43,518	¥120.11	$82.8	$41,994	¥96.36	$3,493.0
Sell EUR / Buy USD	$35,879	€0.82	$154.1	$23,446	€0.73	$(87.0)
Designated hedges
Buy JPY / Sell USD	$28,023	¥107.05	$(3,088.3)	$-	¥-	$-

 ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spansion Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	December 28,	December 29,	December 30,
	2014	2013	2012

Net sales	$1,251,855	$971,690	$915,932
Cost of sales	869,575	719,062	632,417
Gross Profit	382,280	252,628	283,515
Research and development	171,203	126,768	107,850
Sales, general and administrative	249,346	178,265	135,607
Net gain on sale of Kuala Lumpur land and building	-	-	(28,434)
Restructuring charges	-	6,017	5,650
Operating income (loss)	(38,269)	(58,422)	62,842
Interest income and other, net	2,154	4,406	4,688
Interest expense	(24,196)	(29,792)	(30,147)
Gain on Acquisition of Microcontroller and Analog Business	-	7,950	-
Income (loss) before income taxes	(60,311)	(75,858)	37,383
Provision for income taxes	(9,723)	(2,410)	(12,999)
Net income (loss)	$(70,034)	$(78,268)	$24,384
Less: Net income attributable to the noncontrolling interest	-	-	(503)
Net income (loss) attributable to Spansion Inc. common stockholders	$(70,034)	$(78,268)	$24,887

Net income (loss) per share:
Basic	$(1.15)	$(1.34)	$0.41
Diluted	$(1.15)	$(1.34)	$0.41

Shares used in per share calculation:
Basic	61,088	58,599	59,984
Diluted	61,088	58,599	61,021

See Accompanying Notes to Consolidated Financial Statements

Spansion Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended
	December 28,	December 29,	December 30,
	2014	2013	2012
Net income (loss)	$(70,034)	$(78,268)	$24,384
Other comprehensive income (loss), net of tax:
Net foreign currency translation gain (loss)	354	(1,350)	(1,057)
Gain (loss) on recovery from impaired investments	-	(1,200)	1,200
Net unrecognized loss on the Defined Benefit Plan	(51)	-	-
Net unrealized gain (loss) on cash flow hedges:
Net unrealized hedge gain (loss) arising during the period	(7,623)	15,714	741
Net gain reclassified into earnings for revenue hedges (ineffective portion)	-	(2,415)	-
Net gain reclassified into earnings for cash flow hedges (effective portion)	(978)	(13,298)	(740)
Net loss reclassified into earnings for expense hedges	10,029	-	-
Net unrealized gain on cash flow hedges	1,428	1	1
Other comprehensive income (loss), net of tax	1,731	(2,549)	144
Total comprehensive income (loss)	$(68,303)	$(80,817)	$24,528
Less: Comprehensive income attributable to noncontrolling interest	-	-	(503)
Comprehensive income (loss) attributable to Spansion Inc. common stockholders	$(68,303)	$(80,817)	$25,031

See Accompanying Notes to Consolidated Financial Statements

Spansion Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 28,	December 29,
	2014	2013
Assets

Current assets:
Cash and cash equivalents	$250,065	$286,069
Short-term investments	50,588	25,428
Accounts receivable, net	136,863	177,838
Inventories	310,724	254,154
Deferred income taxes	7,102	4,592
Prepaid expenses and other current assets	63,167	52,756
Total current assets	818,509	800,837

Property, plant and equipment, net	199,395	185,505
Intangible assets, net	131,529	167,949
Goodwill	166,133	166,422
Other assets	59,606	60,208
Total assets	$1,375,172	$1,380,921

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	173,698	126,680
Accrued compensation and benefits	34,079	57,876
Accrued liabilities and other	145,143	86,352
Income taxes payable	1,361	4,651
Deferred income	35,283	30,247
Current portion of long-term debt	37,881	97,320
Total current liabilities	427,445	403,126

Deferred income taxes	5,343	3,675
Long-term debt, less current portion	372,296	404,612
Other long-term liabilities	41,404	32,048
Total liabilities	846,488	843,461

Commitments and contingencies (Note 21)	-	-
Stockholders’ equity:
Capital stock:
Class A common stock, $0.001 par value, 150,000,000 shares authorized, 62,585,032 shares issued and outstanding as of December 28, 2014 (58,882,949 as of December 29, 2013)	63	59
Class B common stock, $0.001 par value, 1 share authorized, 0 share issued and outstanding as of December 28, 2014 (1 share issued and outstanding as of December 29, 2013)	-	-
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	806,916	747,393
Accumulated deficit	(275,993)	(205,959)
Accumulated other comprehensive loss (Note 6)	(2,302)	(4,033)
Total stockholders’ equity	528,684	537,460
Total liabilities and stockholders' equity	$1,375,172	$1,380,921

See Accompanying Notes to Consolidated Financial Statements

Spansion Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 28	December 29	December 30,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(70,034)	$(78,268)	$24,384
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	108,164	91,216	95,431
Costs relating to partial repurchase of 7.875% Senior Notes	1,137	2,280	-
Asset impairment charges	-	-	2,070
Provision (benefit) for deferred income taxes	(2,723)	(4,985)	5,889
Gain on pension assets	(2,494)	-	-
Gain on sale of Kuala Lumpur land and buildings	-	-	(28,434)
Net gain on sale and disposal of property, plant, and equipment	77	(3,082)	(6,086)
Gain on acquisition of microcontroller and analog business	-	(7,950)	-
Gain on recovery from impaired investments	(1,834)	(11,236)	(1,059)
Reserve reversal on final settlement of bankruptcy change	(3,205)	-	-
Stock-based compensation	40,266	30,687	34,363
Changes in assets and liabilities, net of effect of acquisition
Accounts Receivable	41,485	(68,957)	2,528
Inventories	(56,570)	30,529	(8,667)
Prepaid expenses and other current assets	(2,106)	7,274	2,301
Other assets	(8,304)	(25,929)	10,128
Accounts payable, accrued liabilities, and accrued compensation	32,773	106,665	(15,382)
Income taxes payable	(3,310)	2,037	981
Deferred income	5,073	21,122	(9,047)
Net cash provided by operating activities	$78,395	$91,403	$109,400

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	$209	$3,206	$45,635
Purchases of property, plant and equipment	(59,820)	(56,002)	(42,286)
Proceeds from recovery of impaired investments	1,852	11,566	1,059
Business acquisition, net of cash acquired	-	(149,952)	-
Proceeds from redemption of marketable securities	27,369	146,840	112,467
Purchases of marketable securities	(52,530)	(120,549)	(96,334)
Net cash provided by (used in) investing activities	$(82,920)	$(164,891)	$20,541

Cash Flows from Financing Activities:
Additional borrowings on term loan, net of discount	$-	$82,117	$-
Refinancing cost on Term Loan and Revolver	-	(416)	(2,597)
Payments on financing arrangements	(107,987)	(9,386)	(30,390)
Proceeds from issuance of 2.0% Senior Exchangeable Notes	-	150,000	-
Costs relating to issuance of 2.0% Senior Exchangeable Notes	-	(4,506)	-
Purchase of capped call for the 2.0% Senior Exchangeable Notes	-	(15,375)	-
Partial repurchase of 7.875% Senior Notes including costs	-	(106,779)	-
Acquisition of noncontrolling interest	-	-	(4,024)
Proceeds from issuance of common stock, net of offering costs	19,263	2,693	1,588
Net proceeds from sale of Sunnyvale property	58,974	-	-
Cash settlement on hedging activies	-	(268)	(1,073)
Purchase of bankruptcy claims	-	-	(24,450)
Net cash provided by (used in) financing activities	$(29,750)	$98,080	$(60,946)
Effect of exchange rate changes on cash and cash equivalents	(1,729)	(700)	(1,668)
Net increase (decrease) in cash and cash equivalents	(36,004)	23,892	67,327
Cash and cash equivalents at the beginning of period	286,069	262,177	194,850
Cash and cash equivalents at end of period	$250,065	$286,069	$262,177

See Accompanying Notes to Consolidated Financial Statements

Spansion Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 28	December 29	December 30,
	2014	2013	2012

Supplemental Cash Flows Disclosures:
Interest paid	$15,354	$26,477	$30,904
Income taxes paid, net of refunds	$21,039	$7,761	$7,016
Non-cash investing and financing activities:
Liabilities recorded for purchase of property, plant & equipment	$21,737	$9,495	$11,359
Liabilities relating to software license and intellectual property obligations	$-	$17,572	$5,623
Term Loan amendment	$-	$-	$218,789

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Spansion Inc's Stockholders' Equity	Noncontrolling Interest	Total Equity (Deficit)

Balance at December 25, 2011	59,337	$60	$675,309	$(152,578)	$(1,628)	$521,163	$1,378	$522,541

Net loss from December 26, 2011 to December 30, 2012	-	-	-	24,887	-	24,887	(503)	24,384
Other comprehensive income	-	-	-	-	144	144		144
Acquisition of a variable interest entity	-	-	4,079			4,079	(875)	3,204
Vesting of RSUs	931	1	0	-	-	1	-	1
Exercise of options	132	0	1,387			1,387	-	1,387
Retirement of common stock	(3,133)	(3)	3	-	-	(0)	-	(0)
Stock-based compensation	-	-	34,363	-	-	34,363	-	34,363
Purchase of bankruptcy claims	-	-	(24,450)	-	-	(24,450)	-	(24,450)
Other	-	-	200			200		200
Balance at December 30, 2012	57,267	$58	$690,891	$(127,691)	$(1,484)	$561,774	$-	$561,774

Net loss from December 30, 2012 to December 29, 2013	-	-	-	(78,268)	-	(78,268)		(78,268)
Other comprehensive loss	-	-	-	-	(2,549)	(2,549)	-	(2,549)
Vesting of RSUs	1,739	1	(1)	-	-	-	-	-
Exercise of options	279	-	2,693			2,693	-	2,693
Retirement of common stock	(402)	-	-	-	-	-	-	-
Stock-based compensation	-	-	30,686	-	-	30,686	-	30,686
Issurance of 2.0% Senior Exchangeable Notes including costs	-	-	38,499	-	-	38,499	-	38,499
Purchase of capped calls	-	-	(15,375)	-	-	(15,375)	-	(15,375)
Balance at December 29, 2013	58,883	$59	$747,393	$(205,959)	$(4,033)	$537,460	$-	$537,460

Net loss from December 29, 2013 to December 28, 2014	-	-	-	(70,034)	-	(70,034)	-	(70,034)
Other comprehensive income	-	-	-	-	1,731	1,731	-	1,731
Vesting of RSUs	2,280	2	(2)	-	-	-	-	-
Exercise of options	1,551	2	19,262	-	-	19,264	-	19,264
Costs related to the issuance of 2.0% Senior Exchangeable Notes	-	-	(3)	-	-	(3)	-	(3)
Retirement of common stock	(129)	-	-	-	-	-	-	-
Stock-based compensation	-	-	40,266	-	-	40,266	-	40,266
Balance at December 28, 2014	62,585	$63	$806,916	$(275,993)	$(2,302)	$528,684	$-	$528,684

See Accompanying Notes to Consolidated Financial Statements

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

1. Basis of Presentation

The accompanying consolidated financial statements of Spansion Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the SEC. The Company operates on a 52- to 53-week fiscal year ending on the last Sunday in December. Fiscal 2014, fiscal 2013 and fiscal 2012 are comprised of 52-week, 52-week and 53-week periods, respectively. The additional week in a 53-week fiscal year is added to the second quarter to realign the Company’s fiscal quarters more closely to calendar quarters.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries, and all intercompany accounts and transactions have been eliminated.

On August 8, 2011, the Company entered into a design services and purchase option agreement with a private semiconductor company, which was determined to be a variable interest entity of which the Company was the primary beneficiary because the Company had the power to direct the activities of the entity through the arrangements. On April 1, 2012, the Company acquired substantially all assets and assumed certain liabilities of the VIE under an asset purchase agreement and the entity ceased to be a VIE as of the acquisition date.

On August 1, 2013, the Company acquired the Microcontroller and Analog (MCA) business of Fujitsu Semiconductor Limited (FSL). The consolidated financial statements include the results of operations of the Company, the MCA business commencing as of the acquisition date and all of the Company’s other wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements and disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies and the reported amounts of revenues and expenses during the reporting periods. Estimates are used to account for the fair value of assets acquired and liabilities assumed on acquisition, marketable securities, revenue adjustments, the allowance for doubtful accounts, inventory write-downs, valuation of acquired intangible assets, impairment of long-lived assets, legal contingencies, income taxes, stock-based compensation, the fair value of long-term debt, product warranties and pension related liabilities. Actual results may differ from those estimates, and such differences may be material to the Company’s consolidated financial statements.

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

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Revenue Recognition

The Company recognizes revenue from product sales to OEMs when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured. The Company records an allowance for estimated customer returns based on historical experience.

The Company sells directly to distributors under terms that provide for rights of return, stock rotation and price protection guarantees. Since the price is not fixed and determinable, we are unable to estimate the returns under the stock rotation rights and price protection to its distributors and the company therefore defers the recognition n of revenue and related product costs on these sales as deferred income until distributors submit point of sales report. The Company also sells some of its products to certain distributors under sales arrangements that do not allow for rights of return or price protection on unsold products. The Company recognizes revenue on these sales when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, fixed or determinable pricing and when collectability is reasonably assured. The related costs of sales were recognized concurrent with revenue recognition.

The Company recognizes revenue net of sales taxes, value-added taxes, and transaction taxes directly imposed by governmental authorities on the Company’s revenue producing transactions with its customers. The Company includes shipping costs related to products shipped to customers in cost of sales.

The Company has previously licensed its patents to other companies and intends to do so in the future. The terms and conditions of license agreements are highly negotiated and can vary significantly. Generally, however, when a license agreement requires the payment of royalties to the Company, fixed payment amounts are recognized on the date they become due. For other royalty agreements, revenue is recognized based on notification of the related sales from the licensees.

Property, Plant and Equipment

Depreciation and amortization are provided on a straight-line basis over the existing useful lives of the assets. Leasehold improvements are amortized over the shorter of the remaining terms of the lease or the estimated economic useful life of the improvements. Estimated useful lives for property, plant and equipment are as follows:

Machinery and Equipment (including software)	2 to 7 years
Building and building improvements	5 to 26 years

Goodwill

Goodwill represents the allocated enterprise value in connection with fresh start accounting and the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. In accordance with the accounting guidance, goodwill amounts are not amortized, but rather are tested for impairment at the reporting unit level at least annually, or more frequently if there are indicators of impairment present. The Company concluded impairment should be evaluated at the single entity-wide level. Refer to Note 9 for more information.

Intangible Assets

Intangible assets other than In-Process Research and Development (IPR&D) include developed technology, customer relationships, trade names and trademarks, which are amortized on a straight-line basis over periods based on their estimated lives. See Note 9 for further details. If an IPR&D project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed and sales of related product commenced.

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

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Foreign Currency Translation/Transactions

The functional currency of the Company and its foreign subsidiaries except for Spansion International Trading Inc. and Nihon Spansion Limited is the U.S. dollar. Adjustments resulting from re-measuring foreign currency denominated transactions and balances of these subsidiaries, other than Spansion International Trading Inc. and Nihon Spansion Limited, into U.S. dollars are included in the Consolidated Statements of Operations. Adjustments resulting from translating the foreign currency financial statements of Nihon Spansion Limited, for which the functional currency is the Japanese yen, into the U.S. dollar reporting currency were included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are recorded in interest and other income (expense), net.

Research and Development Expenses

The Company expenses research and development costs in the period in which such costs are incurred.

Advertising Expenses

Advertising costs are expensed as incurred and were immaterial for fiscal 2014, 2013 and 2012.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by using the weighted average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying the Company’s outstanding dilutive stock options, RSUs and other similar equity instruments had been issued. The dilutive effect of outstanding options and Restricted Stock Units (RSUs) is reflected in diluted net income (loss) per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

On August 26, 2013, Spansion LLC issued $150.0 million of the 2.0% Senior Exchangeable Notes (the Notes) in a private placement. The Notes can be settled either by cash or shares of common stock of the Company, or a combination of both at the discretion of the Company. The potential dilutive impact of the Notes is computed using the if-converted method. The if-converted method is used for convertible securities that have a potential for sharing in earnings as common stock. Thus, the interest expense less income tax effects applicable to the Notes are not recognized in net income (loss) to determine basic and diluted net income (loss) per share and the weighted–average number of shares is adjusted to reflect the assumed conversion as of the beginning of the year or actual date of issuance if later.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table presents the computation of basic and diluted net income (loss) per share:

	Year Ended

	December 28, 2014	December 29, 2013	December 30, 2012
	(in thousands except for per-share amounts)

Numerator:
Net income (loss)	$(70,034)	$(78,268)	$24,887
Denominator:
Denominator for basic net income per share, weighted average shares	61,088	58,599	59,984
Effect of dilutive securities:
Weighted average diluted options	-	-	1
Weighted average unvested RSU's, key executive RSU's	-	-	1,036
Denominator for diluted net income per share, weighted average shares	61,088	58,599	61,021

Net income (loss) per share:
Basic net income (loss) per share	$(1.15)	$(1.34)	$0.41
Diluted net income (loss)per share	$(1.15)	$(1.34)	$0.41
Potentially dilutive shares excluded from the diluted income per share computation because their effect would have been anti-dilutive
- RSUs and Options	7,752	5,037	7,530
- Conversion of the Notes	10,814	3,714	-

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

Stock-Based Compensation

Stock-based compensation is determined on the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

The fair value of stock option and ESPP awards is estimated at the grant date using the Black-Scholes option valuation model. The Black Scholes options valuation, requires the use of inputs like expected volatility, expected term, expected dividend yield, and expected risk-free rate of return. The Company’s expected volatility is based on the historical volatility of its traded stock. For stock options granted in fiscal 2013 and fiscal 2012, since the Company did not have sufficient history, the Company also used the volatilities of competitors with similar characteristics, who were in the same industry sector (guideline companies). Similarly, the Company used the simplified calculation of expected term as it does not have sufficient historical exercise data. If it determines that other methods to estimate expected volatility or expected life were more reasonable, or if other methods for calculating these input assumptions were prescribed by authoritative guidance, the fair value calculated for stock-based awards could change significantly.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The fair value of RSUs, key executive RSUs and PSUs issued in the fourth quarter of fiscal 2014, is based on the market value of the Company’s common stock on the date of grant. For key executive RSUs, the recognition as expense is determined based upon management’s estimate of the probability and timing for achieving the associated performance criteria. Stock-based compensation for performance-related awards is recognized over the estimated performance period, which may vary from period to period based upon management’s estimates of achievement and the timing to achieve the related performance goals. These awards vest once the performance criteria are met.

The fair value of the performance-based restricted stock awards (PSUs) other than those issued in the fourth quarter of fiscal 2014 is estimated using a Monte Carlo simulation to simulate a range of our possible future stock prices and the other companies in the Company’s peer group. The simulation requires assumptions for expected volatilities and correlation coefficients of each entity, risk-free rate of return, and dividend yield. Expected volatilities are based on the Company’s historical volatilities over a period equal to the length of the measurement period and the other companies in the peer group. Correlation coefficients are based on the same data used to calculate historical volatilities and are used to model how each entity’s stock price moves in relation each of the other companies included in the peer group. Dividends are assumed to be reinvested in the issuing entity over the measurement period, equating to a zero percent dividend yield for us and the other companies in the Company’s peer group.

The Company estimates forfeitures based on historical experience related to its own stock-based awards granted. The Company anticipates that these estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee Benefit Plans

The Company sponsors a number of defined contribution plans worldwide and a defined benefit pension plan in Japan. On April 1, 2014, the Company set up the Spansion Innovates Group Cash Balance Plan (a defined benefit plan), for the employees transferred as part of the MCA business acquired in fiscal 2013. Defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the projected benefit payments to the Japanese corporate bonds yield curve as of end of the fiscal year. The benefit obligation is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement. This liability is recorded in other long term liabilities on the Consolidated Balance Sheets. Net periodic pension cost is recorded in the Consolidated Statements of Operations and includes service cost. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money associated with the passage of time on the PBO. Gains or losses resulting from a change in the PBO if actual results differ from actuarial assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the PBO. If the amount of a net gain or loss does not exceed the corridor amount, they will be recorded. See Note 14 for further details on the pension plans.

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

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Estimates relating to Litigation Reserve / Settlements

The Company’s litigation reserve policy requires it to record an estimate for litigation expenses that will be incurred to defend it over the course of a reasonable period of time. Currently, this is estimated at twelve months. Judgment is necessary to estimate these costs and an accrual is made when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update that provides for a new single revenue accounting model that will replace existing revenue recognition guidance. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The guidance becomes effective in the first quarter of the Company’s fiscal year ending December 31, 2017. The Company will have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard update. The Company is evaluating the impact that the standard update will have on its consolidated financial statements.

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

3. Proposed Merger with Cypress Semiconductor Corporation

On December 1, 2014, the Company entered into an Agreement and Plan of Merger and Reorganization, dated as of December 1, 2014, by and among Cypress Semiconductor Corporation, Mustang Acquisition Corporation (Merger Agreement). In accordance with the Merger Agreement, each share of common stock of Spansion, par value $0.001 per share will be converted into the right to receive 2.457 shares of common stock, par value $0.01 per share of Cypress subject to the calculation adjustments specified in the agreement. Cypress will assume all outstanding options to purchase shares of the Spansion common stock, Spansion restricted stock units, and Spansion performance stock units. Upon completion of the proposed merger, shares of Spansion common stock will cease trading on the New York Stock Exchange or any other stock exchange or quotation system. Shares of Cypress Common Stock are listed on the Nasdaq Global Select Market. The merger is expected to close in the first half of fiscal 2015, subject to customary closing conditions, including approval by Spansion and Cypress stockholders.

During the fiscal year ended December 28, 2014, the Company incurred $4.1 million of merger costs which has been recorded in the sales, general and administrative expense line of the Consolidated Statements of Operations.

4. Acquisition

On August 1, 2013, the Company acquired the MCA business of FSL for purchase consideration of $158.5 million, ($150.0 million, net of cash acquired). Pursuant to the terms and conditions of a Stock Purchase Agreement with FSL, the Company acquired certain subsidiaries and assets and assumed certain liabilities of FSL for purposes of acquiring FSL’s business of designing, developing, marketing and selling microcontroller and analog semiconductor products.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The table below represents the final allocation of the purchase price to the net assets acquired based on their estimated fair values as of August 1, 2013:

Fair Values
($ in thousands)
Cash	8,595
Restricted cash	23,923
Accounts receivable	1,534
Inventory	104,300
Property and equipment, net	12,143
Intangible Assets
Developed technology
Automotive microcontrollers	10,500
Consumer microcontrollers	5,900
Analog	12,700
In-Process technology	500
Customer relationships	18,800
Trademarks	2,700
Tradenames	1,400
Deferred tax liability	(3,739)
Japan Pension related underfunded liability	(23,923)
Japan employees compensation and benefits liability	(8,840)
Gain on acquisition of Microcontroller and Analog business	(7,950)
Total Purchase Consideration	158,543

There were no changes in fiscal 2014 to the allocation of purchase price to the net assets acquired under the MCA business.

Gain on acquisition

The accounting guidance requires that an economic gain resulting from the fair value received being greater than the consideration paid to acquire the net assets be recorded as a one-time gain included in earnings on the acquisition date. The Company recorded a gain on acquisition of $8.0 million in fiscal 2013, which is disclosed as a separate line in the accompanying Consolidated Statement of Operations.

The Company was able to acquire the MCA business for less than the sum of the fair value of its net assets largely as a result of its long-standing and on-going relationship with FSL, including the existing and future distribution and supply agreements and synergies between the Company’s core flash memory business, the MCA business and Fujitsu’s continuing business in the semiconductor space. Additionally, the Company believes there is a significant difference in the market participant approach it used to value the business compared to the way Fujitsu valued the business due to the differences in each company’s method of running the business. Historically, Fujitsu operated the MCA business as a fully integrated manufacturer owning substantially all of the manufacturing facilities in the supply chain. In recent years while at Fujitsu, the high fixed cost nature of this business model contributed to its substantial losses. The Company, conversely, valued the business using the income approach based on an outsourced business model where the Company mainly incurs only the variable cost of manufacturing in sourcing products for the MCA business going forward.

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

In-process research and development (IPR&D) relates to research and development for products that have not yet reached technological feasibility. A discount rate of 26.0% was used to value the research and development projects, adjusted to reflect additional risks inherent in the acquired projects. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will be subject to periodic impairment testing. All IPR&D projects reached technological feasibility as of December 28, 2014 and was reclassified into developed technology.

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

Liability for employees related pension obligations

The majority of the transferred employees were participants in the Fujitsu Corporate Pension Fund and Retirement Allowance Plan (together, the Pension Plan). The Pension Plan had underfunded liabilities as of August 1, 2013 which the Company assumed, pursuant to a cash transfer by FSL for the total amount of such obligation. The liabilities and related cash transfer amount were determined based on the estimated present value of the projected defined-benefit obligation less the estimated fair value of Pension Plan assets at August 1, 2013 that were allocated from the Fujitsu Pension Plan for the transferred employees in accordance with the terms of the Stock Purchase Agreement (SPA). This SPA provides that such cash transferred will not be used by the Company for any purposes other than to pay benefits to the transferred employees. As a result, this cash is treated as restricted cash and is recorded in Other Current Assets and the underfunded liabilities are recorded under Accrued Compensation and Benefits in the Consolidated Balance Sheet. The Company accounted for the Pension Plan under the multi-employer accounting rules until March 30, 2014. Please see Note 14 for further details on the pension obligations.

Other liabilities assumed as part of the acquisition

The Company assumed certain other liabilities of $8.8 million relating to employee compensation and benefits mainly relating to Japan for which FSL provided cash in the same amount.

Pro Forma consolidated results of operations for fiscal 2013

The following unaudited pro forma consolidated results of operations for the years ended December 29, 2013 and December 30, 2012 assumes the acquisition had occurred as of December 26, 2011. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on December 26, 2011 or of results that may occur in future. For the purpose of this pro forma financial information, adjustments were made to include the depreciation of the acquired property and equipment, the amortization of the acquired intangible assets and the income tax effects relating to such adjustments. Adjustments were also made to exclude the gain on acquisition, acquisition related costs, amortization of the fair market value of inventory markup and the income tax effects relating to such adjustments for the fiscal year ended December 29, 2013 and to include these items for the fiscal year ended December 30, 2012:

	Year Ended
	December 29, 2013	December 30, 2012
	(in thousands, except per share amounts)
Net sales	$1,261,221	$1,518,020
Net loss	$(178,115)	$(227,079)

Net loss
Basic	(3.04)	(3.79)
Diluted	(3.04)	(3.79)

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The MCA business contributed net sales of $222.8 million from acquisition date of August 1, 2013 through December 29, 2013. It is impracticable to determine the earnings for the MCA business as the Company does not allocate non-operating items to its various product groups.

5. Balance Sheet Components

	December 28, 2014	December 29, 2013
	(in thousands)
Cash and cash equivalents
Cash	$247,271	$282,163
Cash equivalents:
Money market funds	435	3,906
Certificates of deposit	2,359	-
Cash and cash equivalents	$250,065	$286,069

Short-term investments
Time deposits	28,088	14,045
Certificates of deposit	22,500	11,383
Short-term investments	$50,588	$25,428

Account receivable, net
Accounts receivable, gross	$137,273	$178,252
Allowance for doubtful accounts	(410)	(414)
Account receivable, net	$136,863	$177,838

Inventories
Raw materials	$9,543	$11,056
Work-in-process	246,435	176,601
Finished goods	54,746	66,497
Inventories	$310,724	$254,154

Property, plant and equipment, net
Land	$45,168	$45,168
Buildings and leasehold improvements	67,008	61,923
Equipment	426,863	385,679
Construction in progress	27,733	19,734
Accumulated depreciation and amortization	(367,377)	(326,999)
Property, plant and equipment, net	$199,395	$185,505

Accrued compensation and benefits
Accrued vacation	$12,306	$11,077
MCA business employees pension related obligation	5,109	22,406
Others	16,664	24,393
Accrued compensation and benefits	$34,079	$57,876

Accrued liabilities and other
Short term license liability	$5,963	$13,003
Obligation recorded from sale of Sunnyvale property	59,844
Litigation reserve	32,129	20,419
Others	47,207	52,930
Accrued liabilities and other	$145,143	$86,352

Other long term liabilities
MCA business employees pension related obligation	$10,783	$-
Others	30,621	32,048
Other long term liabilities	$41,404	$32,048

Depreciation expense was $58.0 million for the year ended December 28, 2014, $51.6 million for the year ended December 29, 2013 and $67.3 million for the year ended December 30, 2012.

As of December 28, 2014, the Company had cash, cash equivalents, and short-term investments of $288.8 million held within the United States and $11.9 million held outside of the United States. As of December 29, 2013, the Company had cash, cash equivalents, and short term investments of $298.3 million held within the United States and $13.2 million held outside the United States.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

All securities other than the Federal Deposit Insurance Corporation (FDIC) insured certificates of deposit were designated as available-for-sale. FDIC insured certificates of deposit are held to maturity. Gross unrealized gains and losses on cash equivalents and short term investments were not material as of December 28, 2014 and December 29, 2013. Gross realized gains and losses on cash equivalents and short-term investments were not material as of December 28, 2014 and December 29, 2013.

Sale of Sunnyvale property and new headquarters lease

On January 23, 2014, the Company sold its property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that included the Company’s headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for net consideration of $59.0 million. The Company concurrently leased back approximately 170,000 square feet of the headquarters building on a month-to-month basis with the option to continue the lease for up to 24 months; thereafter either party can terminate the lease. The first six months of the lease were rent free; thereafter the rents were lower than the market rates. For accounting purposes, these rents are deemed to have been netted against the sale proceeds and represent prepaid rent. As such, the use of the property after its sale constitutes continuing involvement, and recognition of the sale of the property and the related gain is deferred until the lease period ends. On account of the proposed merger with Cypress, the Company will continue to lease the Sunnyvale property until at least the first half of fiscal 2015.

On May 22, 2014, subsequent to the sale of the Company’s property in Sunnyvale, the Company also entered into a new headquarters lease for renting office space in San Jose, California. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The initial term of the lease commenced on January 1, 2015 and will expire on December 31, 2026. In light of the pending merger with Cypress, the Company is evaluating alternatives with respect to the new headquarters lease and will decide whether to terminate the lease after paying the requisite penalties or sublease the property or occupy part of the property if needed.

6. Accumulated Other Comprehensive Loss

The following table summarizes the activity related to accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Net Gains and Losses on Cash Flow Hedges		Unrealized Gains on Available-for-Sale Securities	Unrecognized Gain and Losses on Defined Benefit Plan		Total

	(in thousands)

Balance as of December 30, 2012	$(2,685)	$1		$1,200	$-		$(1,484)
Other comprehensive income before reclassification, net of tax	(1,350)	15,714		-	-		14,364
Amounts reclassified into income (effective portion)	-	(13,298)	(1)	-	-		(13,298)
Amounts reclassified into income (ineffective portion)	-	(2,415)	(1)	-	-		(2,415)
Amounts reclassified on gain on recovery of impaired investments to earnings	-	-		(1,200)	-		(1,200)
Net other comprehensive loss	$(1,350)	$1		$(1,200)	$-		$(2,549)
Balance as of December 29, 2013	$(4,035)	$2		$-	$-		$(4,033)
Other comprehensive income before reclassification, net of tax	354	(7,623)		-	-		(7,269)
Amounts reclassified to income (effective portion)	-	9,051		-	-	(1)	9,051
Net change in unrecognized loss on Defined Benefit Plan	-	-		-	(51)		(51)
Net other comprehensive income (loss)	$354	$1,428		$-	$(51)		$1,731
Balance as of December 28, 2014	$(3,681)	$1,430		$-	$(51)		$(2,302)

(1) Please see note 17 for the further information on the reclassification

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

7. Equity Incentive Plan and Stock-Based Compensation

Plan Descriptions

2010 Equity Incentive Award Plan

The Company’s 2010 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, stock payments, dividend equivalents and deferred stock to its employees, consultants and non-employee members of its Board of Directors.

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

Annual RSU awards granted generally vest over a period of two to four years. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated or forfeited, or fail to vest will again be available for grant under the 2010 Plan. In the fourth quarter of fiscal 2014, the Company issued special RSU awards to certain employees in recognition of their contributions, which vested in the same quarter.

The 2010 Plan also provides for the issuance of performance based awards. Key executive RSUs granted have both service conditions and certain performance conditions. The key executive RSU awards granted in fiscal 2010 and fiscal 2011 have a four-year performance period. In fiscal 2012, the Company granted key executive RSUs with both two and three year performance period. On the key executive RSUs with a three year performance period, a minimum of 50% and a maximum of 150% of base shares may vest over a three-year period, subject to the Company’s financial performance. If the performance goals are not met in a particular year, the unvested shares will be carried forward, but will be forfeited if not earned by the last performance year. On the awards with two year performance period, a minimum of 0% and a maximum of 100% base shares vest each year subject to performance.

In fiscal 2013, the Company granted PSUs to certain senior executives. The PSUs have vesting percentages ranging from 0% to 100%, calculated based on the relative TSR of the Company’s common stock as compared to the TSR of its peer companies. These awards are divided into two equal tranches, each with an 18-month performance period. The first performance period is from February 1, 2013 through July 31, 2014 and the second performance period is from August 1, 2014 through January 31, 2016. The grant date fair value for these grants is estimated using the Monte-Carlo performance share unit valuation model. The first tranche of these PSUs vested in fiscal 2014 at 100% based on the relative TSR of the Company’s common stock as compared to the TSR of its peer companies.

In the first quarter of fiscal 2014, the Company granted PSUs to certain senior executives, which have goals based on a combination of company- specific financial targets measured in the first year of the grant, and a relative total shareholder return (TSR) target that compares the Company’s TSR over a three-year period to a benchmark peer-group TSR. These stock awards vest at the end of the performance period of three years from the grant date. The number of stock awards that can vest range from 0% to 150% of those initially awarded. The Company-specific financial targets were met in the first year and the senior executives were entitled to a minimum of 100% of the initial shares granted. In evaluating the fair value of these awards, the Company used a combination of the stock price at the close of market on grant date for the performance condition, and a Monte Carlo simulation on the grant date, taking the market-based goal into consideration, for the market condition.

In the fourth quarter of fiscal 2014, the Company granted PSUs with graded vesting over three years to certain employees. These awards have both service conditions and performance conditions relating to achievement of certain financial targets. As of December 28, 2014, the performance condition for these awards has been met.

2014 Employee Stock Purchase Plan (ESPP)

On May 16, 2014, the stockholders of the Company approved the Spansion Inc. 2014 Employee Stock Purchase Plan, which is qualified under Section 423 of the Internal Revenue Code. The ESPP provides that eligible employees may contribute up to 10% of their base salary towards the purchase of the Company’s common stock. The per share purchase price to the employee will be 85% of the fair market value of the stock at the beginning or the end of the offering period, whichever is lower.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Shares Available to Grant

The numbers of shares of Class A common stock available for grant under the 2010 Equity Incentive Award Plan are shown in the following table:

Shares Available For Grant
Shares available for grant under the 2010 Plan as of December 25, 2011	2,150,354
Annual increase for 2012 under the 2010 Plan	3,560,245
Stock options granted through December 30, 2012, net of forfeitures	(2,478,327)
RSU awards granted through December 30, 2012, net of forfeitures	(1,028,600)
Key executive RSU awards granted through December 30, 2012 net of forfeitures	(1,100,222)
Shares available for grant under the 2010 Plan as of December 30, 2012	1,103,450
Annual increase for 2013 under the 2010 Plan	2,577,033
Stock options granted through December 29, 2013, net of forfeitures	(180,271)
RSU awards granted through December 29, 2013, net of forfeitures	(824,644)
Key executive RSU awards forfeited through December 29, 2013	36,836
PSU awards granted through December 29, 2013 net of forfeitures	(362,000)
Shares available for grant under the 2010 Plan as of December 29, 2013	2,350,404
Annual increase for 2014 under the 2010 Plan	2,069,902
Stock options forfeited / cancelled through December 28, 2014	300,123
RSU awards granted through December 28, 2014, net of forfeitures	(1,444,520)
Key executive RSU awards forfeited through December 28, 2014	357,870
PSU awards granted through December 28, 2014 net of forfeitures (1)	(870,804)
Shares available for grant under the 2010 Plan as of December 28, 2014	2,762,975

(1) Includes performance awards granted in fiscal 2014 at target. Additional awards that could be earned under the fiscal 2014 grant total 137,000.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Valuation and Expense Information

The following table presents the total stock-based compensation expense resulting from the Company’s stock options, RSU awards, performance awards and ESPP for the years ended December 28, 2014, December 29, 2013 and December 30, 2012.

	Year Ended
	December 28,	December 29,	December 30,
	2014	2013	2012
	(in thousands)

Cost of sales	$7,961	$5,900	$6,790
Research and development	10,604	9,340	8,696
Sales, general and administrative	21,701	15,447	18,877
Stock-based compensation expense after income taxes (1)	$40,266	$30,687	$34,363

(1) There was no income tax benefit related to stock-based compensation because all of the Company's U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subject to a full valuation allowance.

The weighted average fair value of the Company’s stock options granted is as follows:

	Year Ended
	December 29, 2013	December 30, 2012

Weighted average fair value of stock options granted	$4.68	$4.20

The fair value of each stock option was estimated at the date of the grant using a Black-Scholes option pricing model, with the following assumptions for grants:

	Year Ended
	December 29, 2013	December 30, 2012

Expected volatility	46.19%	50.84%
Risk-free interest rate	1.02%	0.64%
Expected term (in years)	4.35	4.35
Dividend yield	0.00%	0.00%

   There were no stock options granted in fiscal 2014.

   The fair value of each purchase right under the ESPP was estimated on the date of the grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions:

Year Ended
December 28, 2014

Expected volatility	30.76%
Risk-free interest rate	0.04%
Expected term (in years)	0.50
Dividend yield	0.00%

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The assumptions used for evaluating the fair value of the PSU awards are as below:

	Year Ended
	December 28, 2014	December 29, 2013

Range of Stock price on grant date	$17.94 - $21.08	$11.50
Expected volatility	42.79%	50.90%
Risk-free interest rate	0.73%	0.21%
Dividend yield	0.00%	0.00%

The following table summarizes the unrecognized stock-based compensation, net of estimated forfeitures, by type of awards as of December 28, 2014:

	Unrecognized stock-based compensation as of December 28, 2014	Weighted-Average Amortization period
	(In thousands)	(In years)
Stock Option	$1,412	0.91
RSUs	18,099	1.05
PSUs and Key executive RSUs	13,442	0.99
ESPP	219	0.1
Total unrecognized stock-based compensation balance, net of estimated forfeitures	$33,172	1.01

Stock Option and Restricted Stock Unit Activity

   The following table summarizes stock option activities and related information under the 2010 Plan for the periods presented:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding as of December 25, 2011	4,295,794	$14.97	5.65	$-
Granted	2,747,400	$10.04
Forfeited	(269,073)	$13.91
Exercised	(132,229)	$10.48		$262
Outstanding as of December 30, 2012	6,641,892	$13.06	5.34	$15,228
Granted	644,000	$11.47
Forfeited	(463,729)	$13.26
Exercised	(279,234)	$9.65		$688
Outstanding as of December 29, 2013	6,542,929	$13.03	4.42	$14,061
Granted	-	$-
Forfeited	(300,123)	$15.37
Exercised	(1,550,641)	$19.73		$11,326
Outstanding as of December 28, 2014	4,692,165	$13.10	3.49	$100,944
Exercisable as of December 28, 2014	4,303,175	$13.27	3.36	$91,814

No income tax benefit was realized from stock option exercises for fiscal 2014, 2013 and 2012. The total fair value of options vested was $8.3 million for fiscal 2014, $14.3 million for fiscal 2013, $13.5 million for fiscal 2012.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes RSU award activities and related information for the periods presented:

	Shares	Weighted-Average Grant-date Fair Value
Unvested as of December 25, 2011	2,143,035	$14.94
Granted	1,328,143	$10.37
Forfeited	(299,543)	$13.37
Vested	(652,719)	$11.10
Unvested as of December 30, 2012	2,518,916	$13.72
Granted	1,137,388	$12.33
Forfeited	(312,744)	$12.70
Vested	(958,848)	$11.67
Unvested as of December 29, 2013	2,384,712	$14.01
Granted	1,568,509	$16.19
Forfeited	(123,989)	$13.25
Vested	(1,789,045)	$13.49
Unvested as of December 28, 2014	2,040,187	$16.19

The following table summarizes key executive RSU award and PSU award activities for the periods presented:

	Key Executive RSUs		PSUs
		Weighted-Average		Weighted-Average
	Number of	Grant-date	Number of	Grant-date
	Shares	Fair Value	Shares	Fair Value
Unvested as of December 25, 2011	969,956	$13.71	-	$-
Granted	1,100,222	$10.04	-	$-
Forfeited	-	$-	-	$-
Vested	(278,007)	$10.06	-	$-
Unvested as of December 30, 2012	1,792,171	$12.02	-	$-
Granted	-	$-	406,000	$7.38
Forfeited	(36,836)	$12.53	(44,000)	$7.40
Vested	(781,049)	$11.52	-	$-
Unvested as of December 29, 2013	974,286	$12.40	362,000	$7.38
Granted	-	$-	888,804	$20.34
Forfeited	(357,870)	$11.03	(18,000)	$7.40
Vested	(318,781)	$11.37	(172,000)	$7.40
Unvested as of December 28 2014	297,635	$15.15	1,060,804	$18.23

8. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables, derivatives and the capped calls.

Outstanding accounts receivable from significant customers, those representing 10% or more of the total accounts receivable aggregated approximately 29% of the accounts receivable balance from one customer as of December 28, 2014 and of approximately 39% of the accounts receivable balance from two customers as of December 29, 2013.

Concentration of credit risk with respect to revenues exists because revenues from one distributor, FEI and its subsidiaries, accounted for approximately 42%, 39%, and 33% of the Company’s total net sales for fiscal 2014, fiscal 2013 and fiscal 2012. The increase of sales through FEI for both fiscal 2014 and fiscal 2013 compared to fiscal 2012 was due to the acquisition of MCA business on August 1, 2013, for which FEI is the sole distributor.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The Company mitigates its credit risk in relation to derivatives and the capped calls by using major financial institutions as counterparties.

9. Intangible Assets and Goodwill

Goodwill represents the allocated enterprise value in connection with fresh start accounting under the accounting guidance and the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination.

The Company has one reporting unit. In fiscal 2014 and fiscal 2013, the Company performed a quantitative assessment of goodwill using the market valuation approach and concluded that there was no impairment to goodwill. In fiscal 2012, the Company performed the qualitative assessment of goodwill and concluded that there was no impairment.

The carrying amount of goodwill for the year ended December 28, 2014, are as follows:

	December 28, 2014	December 29, 2013
	(in thousands)
Goodwill	$166,133	$166,422

The changes in the carrying amount of goodwill since December 29, 2013 resulted from foreign currency translation adjustments.

Intangible assets at December 28, 2014 and December 29, 2013 are as follows:

		December 28, 2014			December 29, 2013
	Estimated range of lives (in years)	Gross Amount (2)	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(in thousands)
Developed technology	5 to 10	$140,976	$(74,557)	$66,419	$140,476	$(53,661)	$86,815
Customer relationships	5 to 10	109,672	(49,268)	60,404	110,119	(35,976)	74,143
Trade names	0.5 to 7	8,079	(5,595)	2,484	9,478	(5,545)	3,933
Trademarks	7 to 8	2,700	(478)	2,222	2,700	(142)	2,558
IP R&D (1)		-	-	-	500	-	500
Total Intangible Assets		$261,427	$(129,898)	$131,529	$263,273	$(95,324)	$167,949

(1) All of the IP R&D reached technological feasibility as of December 28, 2014 and was reclassified into developed technology.
(2) The changes in gross balance of intangible assets resulted from the removal of fully amortized assets no longer in use and from foreign currency translation adjustments.

The actual amortization expense and estimated future amortization expenses for the Company’s intangible assets are summarized below:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(in thousands)
Amortization Expense	$35,974	$32,026	$27,605

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Estimated Future Amortization
(in thousands)
Fiscal 2015	$34,382
Fiscal 2016	35,926
Fiscal 2017	25,061
Fiscal 2018	19,607
Fiscal 2019 and beyond	16,553
Total	$131,529

10. Impairment of Long-Lived Assets including Acquisition-Related Intangible Assets

The Company considers quarterly whether indicators of impairment of long-lived assets and intangible assets are present.

During fiscal 2014, fiscal 2013 and fiscal 2012, the Company did not have any impairment triggers for long-lived assets.

11. Related Party Transactions

As of December 30, 2012, Silver Lake Funds and its affiliates were holders of greater than 10% of the Company’s voting securities and two affiliates of Silver Lake Sumeru Fund L.P. were members of the Company’s Board of Directors. As of December 29, 2013, these two members had retired and effective January 22, 2014, Silverlake’s aggregate ownership interest in the Company decreased to less than 5%.

12. Financing arrangements

The following table summarizes the Company’s debt at December 28, 2014 and December 29, 2013:

	December 28 , 2014	December 29 , 2013
	(in thousands)
Debt:
Term Loan	$293,738	$296,135
2.00% Senior Exchangeable Notes	116,439	111,733
7.875% Senior Notes	-	94,064
Total debt	$410,177	$501,932
Less: current portion	37,881	97,320
Long-term debt	$372,296	$404,612

Senior Secured Term Loan

In fiscal 2010, Spansion LLC, a wholly owned operating subsidiary of the Company, borrowed $450 million under a Senior Secured Term Loan facility (Term Loan). During the fourth quarter of fiscal 2010, the Company issued $200.0 million of 7.875% Senior Notes due 2017 and concurrently repaid $196.0 million of the Senior Secured Term Loan.

On December 19, 2013, Spansion LLC amended the Term Loan to reduce the interest rate on the approximately $214 million principal amount outstanding from LIBOR plus 4.00% (with a LIBOR floor of 1.25%) to LIBOR plus 3.00% (with a LIBOR floor of 0.75%). In conjunction with the amendment, Spansion LLC borrowed an additional amount of $82.0 million under the Term Loan, net of issuance costs. The amendment also provided for modifications to certain covenants and other provisions of the Term Loan Facility, including an extension of the maturity date to December 19, 2019 from the original December 13, 2018 and an increase of the general investment and restricted payments basket from $50 million to $75 million. The other covenants and provisions of the Term Loan Facility remain unchanged. The amendment was accounted for as a modification of debt under the accounting guidelines as the difference between the present value of the cash flows under the Term Loan, before and after the change was less than 10%. The company incurred $2.1 million in fees and costs in connection with the amendment, of which $1.8 million was treated as a debt discount to be amortized using the interest method over the term of the debt.

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

           The Term Loan Facility may be optionally prepaid at any time without premium, provided that, prior to the first six months from December 19, 2013, the closing date of the most recent amendment on the Term Loan Facility, a prepayment premium of 1% will be applied to any prepayment or refinancing of any portion of the Term Loan Facility in connection with Spansion LLC’s incurrence of debt with a lower interest rate or any amendment to the Term Loan Facility that has the effect of reducing the effective yield. The Term Loan Facility is subject to mandatory prepayments in an amount equal to: (a) 100% of the net cash proceeds from the sale or other disposition of all or any part of the Company’s assets or extraordinary receipts or those of any of its subsidiaries, in excess of $10 million per fiscal year, respectively, subject to certain reinvestment rights, (b) all casualty and condemnation proceeds received by the Company or any of its subsidiaries in excess of $10 million individually or in an aggregate amount, subject to certain reinvestment rights, (c) 50% of the net cash proceeds received from the issuance of debt after the closing date of the Term Loan Facility (other than certain permitted indebtedness) and (d) 50% of the Company’s and its subsidiaries’ excess cash flow, or 25%, if Spansion LLC has a leverage ratio of 2.5 to 1.0 or less, respectively. Voluntary prepayments will be applied to the remaining scheduled principal repayment installments of the Term Loan Facility on a pro-rata basis while mandatory prepayments will be applied to remaining scheduled amortization as directed by Spansion LLC.

          Under the Term Loan Facility, the Company is subject to a number of covenants, including limitations on (i) liens and further negative pledges, (ii) indebtedness, (iii) loans and other investments, (iv) mergers, consolidations and acquisitions, (v) sales, transfers and other dispositions of assets, and (vi) and dividends and other distributions subject to a $75 million general restricted payment basket and an additional builder basket resulting from excess cash flow and certain proceeds. The Term Loan Facility includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default due to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the terms of the facility. Change in control occurs when a person or group becomes a beneficial owner directly or indirectly of more than 35% of the Company’s common stock.

          As of December 28, 2014, the Company was in compliance with all of the Term Loan Facility’s covenants.

2012 Revolving Credit Facility

On December 13, 2012, the Company entered into the Revolving Credit Agreement (the 2012 Revolving Credit Facility) with Morgan Stanley Bank, N.A. and other financial institutions.

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

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

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

On September 27, 2013, the company amended the revolving credit facility to increase the revolving loan commitment from $50 million to $70 million. The amendment to the Revolving Credit Facility contains additional covenants requiring: (a) the consolidated quick ratio as determined on the last day of any fiscal quarter to not be less than 1.25 to 1.0, and (b) the amount of consolidated cash, cash equivalent and other short-term marketable investments to not be less than $150 million.

As of December 28, 2014, the Company was in compliance with all of the 2012 Revolving Credit Facility’s covenants. However, drawdown under the 2012 Revolving Credit Facility requires that the Company meets or obtains a waiver to certain conditions including the senior secured leverage ratio not to exceed 2.75:1.00 and compliance with coverage and leverage rations, as of the last day of the most recently ended fiscal quarter. Based on its operating results for the quarter ended December 28, 2014, the Company does not meet the maximum leverage ratio limit. The Company has not obtained a waiver for those conditions; accordingly, it is not able to draw down on the 2012 Revolving Credit Facility. The Company did not need to draw on the revolving credit facility for fiscal 2014, and believe that its sources of cash and liquidity are sufficient to meet the business requirements for the next 12 months.

2.00% Senior Exchangeable Notes

On August 26, 2013, Spansion LLC issued $150.0 million of the Notes in a private placement. The Notes are governed by an Indenture, dated August 26, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee. They are fully and unconditionally guaranteed on a senior unsecured basis by the Company and Spansion Technology LLC. The Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2.00% per year payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2014. The Notes may be due and payable immediately in certain events of default.

The Notes are exchangeable for an initial exchange rate of 72.0929 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial exchange price of approximately $13.87 per share) subject to adjustments for anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. According to the Indenture, a change in control occurs when a person or group becomes the beneficial owner directly or indirectly, of more than 50% of the Company’s common stock. In the case of a consolidation or merger, if the surviving entity continues to be listed, no change of control will be triggered. Prior to June 1, 2020, the Notes will be exchangeable under certain specified circumstances as described in the Indenture.

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

The net carrying amount of the liability component of the Notes consists of the following:

	December 28, 2014	December 29, 2013
	(in thousands)
Principal amount	$150,000	$150,000
Unamortized debt discount	(33,561)	(38,267)
Net carrying value	$116,439	$111,733

The following table presents the interest expense recognized on the Notes:

	Year Ended
	December 28, 2014	December 29, 2013
	(in thousands)
Contractual interest expense at 2% per annum	$2,983	$1,044
Amortization of debt issuance costs	522	130
Accretion of debt discount	4,706	1,557
Total	$8,211	$2,731

Capped Calls

In connection with the issuance of the Notes in fiscal 2013, the Company entered into capped call transactions with certain bank counterparties to reduce the potential dilution to our common stock upon exchange of the Notes. The capped call transactions have a strike price of approximately $13.87 and a cap price of approximately $18.14, and are exercisable when and if the Notes are converted. If upon conversion of the Notes, the price of the Company’s common stock is above the strike price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value approximately equal to the difference between the price of the Company’s common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of the Company’s common stock related to the capped call transactions being exercised. The capped call transactions expire on September 1, 2020. The Company paid $15.4 million for these capped calls and recorded the payment as a decrease of additional paid-in capital.

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

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Future Debt Payments

For each of the next five years and beyond, the scheduled maturities of the Company’s debt as of December 28, 2014, are as follows:

(in thousands)
Fiscal 2015	$52,749
Fiscal 2016	17,166
Fiscal 2017	20,471
Fiscal 2018	16,938
Fiscal 2019	262,162
Fiscal 2020 and beyond	153,000
522,486
Less: Interest	75,486
Total	$447,000

13. Interest Income and Other Income, Net

Interest income and other income, net consists of:

	Year Ended
	December 28,	December 29,	December 30,
	2014	2013	2012
	(in thousands)
Preferential claim receipts	$275	$-	$1,171
Gain on recovery of impaired investments	1,831	11,237	1,059
Financing arrangement related costs	(4,842)	(8,126)	(1,932)
Exchange loss	(1,386)	(1,726)	(869)
Gain on ineffective hedges	-	2,415	-
Interest income	436	547	1,226
Release of Tessera claim accrual	-	-	4,033
Reversal of reserve on final settlement of the bankruptcy claims	3,205	-	-
Gain on pension assets	2,494	-	-
Other income	141	59	-
Interest and other income, net	$2,154	$4,406	$4,688

14. Employees related pension obligations

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

On April 1, 2014, the company withdrew from the Fujitsu Defined Benefit Plan and established the Spansion Corporate Defined Contribution Pension Plan and the Spansion Innovates Group Cash Balance Plan, an unfunded defined benefit plan of the MCA Japan business subsidiaries (Spansion Pension Plans). In accordance with the Stock Purchase Agreement with FSL, the plan assets transferred from the Fujitsu Defined Benefit Plan to the Spansion Pension Plans were valued as of March 31, 2014, one day before the transfer. The Company was not subject to any liabilities upon withdrawal from the Fujitsu Defined Benefit Plan.

The Company recognized a gain of $2.5 million in the second quarter of fiscal 2014 due to better than expected performance of the total fund assets in the pension plan. This gain was recorded within Interest income and other, net in the Consolidated Statements of Operations for the twelve months ended December 28, 2014.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The restricted cash that was received as a part of the MCA business acquisition for the underfunded portion of the Fujitsu managed pension plan will be paid out by fiscal 2017 in annual instalments according to the employees’ election. As of December 28, 2014, the Company had a restricted cash of $4.9 million in prepaid expenses and other current assets and $9.4 million in other assets on the Consolidated Balance Sheets. The Company recorded $4.9 million in accrued compensation and benefits and $9.9 million in other long-term liabilities on the Consolidated Balance Sheet as of December 28, 2014. The details of the multi-employer pension plan (Fujitsu Defined Benefit Corporate Pension) for the year ended December 28, 2014 are as follows:

			Expiration of
		Contributions by	Collective	Unpaid Pension
	Pension Protection	the Company (in	Bargaining	Liability as of
Pension Fund	Act Zone Status	'000 s)	Agreement	12/28/14 (in '000 s)
2014	NA	1,548	31-Mar-14	-
2013	NA	2,425	31-Mar-14	426

Spansion Innovates Group Cash balance plan (Defined Benefit Plan)

The Spansion Innovates Group Cash balance plan (Cash Balance Plan) provides for the Company to set up a hypothetical cash balance account for each plan participant and accumulates at a percentage of the annual pensionable salary and interest thereon. Only employees transferred as part of the MCA business acquisition are eligible to participate in the cash balance plan.

The pension charges under the Cash Balance Plan are based on certain actuarial assumptions, such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the expected benefit payments to the Japanese corporate bonds yield curve as of November 28, 2014. Actual results that differ from these assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the projected benefit obligation.

The plan is fully unfunded as of December 28, 2014. This status is not indicative of the Company’s ability to pay ongoing pension benefits. The Company recorded a net periodic benefit cost of $0.9 million for the fiscal year ended December 28, 2014. It also accrued a liability of $0.9 million as of December 28, 2014 which has been recorded in other long term liabilities on the Consolidated Balance Sheets. The Company expects to contribute an immaterial amount towards benefit payments in fiscal 2015. Discount rate used for calculating the projected benefit obligation is 1.0%. The below table summarizes amounts recognized on the Consolidated Balance Sheets as of December 28, 2014.

December 28,
2014
(in thousands)
Change in Projected Benefit Obligation
Projected Benefit Obligation at the beginning of the year	$-
Service cost	878
Benefits paid	(6)
Actuarial loss	51
Benefit Obligation at the end of the year	$923

The actuarial loss for the fiscal year ended December 28, 2014 of $0.1 million was recognized in accumulated other comprehensive income and the Company does not expect to amortize any of the actuarial loss to net periodic benefit cost in fiscal 2015.

The table below summarizes the weighted average assumptions used for purposes of calculating the net periodic pension expense for the year ended December 28, 2014:

December 28,
2014

Discount rate	1.30%
Average rate of compensation increase	Not applicable
Cash balance interest crediting rate	1.60%

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The table below summarizes the benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter:

Expected
Benefit Payments
(in thousands)
Fiscal 2015	$28
Fiscal 2016	59
Fiscal 2017	110
Fiscal 2018	172
Fiscal 2019	239
Fiscal 2020 and thereafter	2,930
$3,538

 Spansion Corporate Defined Contribution Plan

This plan is a tax qualified Defined Contribution Plan to which the Company makes contributions of 7.8% of their base salary (or 6.1% for the MCA business employees). The employees can contribute if the Company contributions are below the legal cap of contributions. The Company recorded an expense of $1.8 million under this plan for the twelve months ended December 28, 2014, respectively, and accrued a liability of $0.2 million as of December 28, 2014.

 15. Income Taxes

Income (loss) before income taxes consists of:

	Year Ended
	December 28,	December 29,	December 30,
	2014	2013	2012
	(in thousands)
Domestic operations	$(96,981)	$(98,775)	$(26,399)
Foreign operations	36,670	22,917	63,782
Totals	$(60,311)	$(75,858)	$37,383

The provision for income taxes consists of:

	Year Ended
	December 28,	December 29,	December 30,
	2014	2013	2012
	(in thousands)
Current:
U.S. federal	$5,183	$4,607	$4,321
U.S. state and local	(55)	55	173
Foreign national and local	7,219	2,617	2,332
	$12,347	$7,279	$6,826
Deferred:
U.S. federal	-	(3,739)	-
U.S. state and local	-	-	-
Foreign national and local	(2,624)	(1,130)	6,173
	(2,624)	(4,869)	6,173
Provision for income taxes	$9,723	$2,410	$12,999

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Income tax expense recorded for fiscal 2014 differs from the income tax expense that would be derived by applying a U.S. statutory tax rate of 35% to the income before income taxes due to the Company’s inability to recognize the impact of U.S. operating losses, and income that was earned and tax effected in foreign jurisdictions with different tax rates. The income tax expense includes foreign taxes as well as $5.1 million related to withholding tax on licensing revenues.

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the balances for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 28, 2014 and December 29, 2013 are as follows:

	Year Ended
	December 28, 2014	December 29, 2013
	(in thousands)
Deferred tax assets:
NOL and credit carryforwards	$309,062	$322,807
Deferred distributor income	15,082	11,833
Inventory valuation	10,817	11,053
Reserves and Accruals	19,387	17,533
Property, plant and equipment	33,641	16,820
Other	20,829	18,336
Total deferred tax assets	408,818	398,382
Less: valuation allowance	(370,935)	(357,882)
	37,883	40,500
Deferred tax liabilities:
Intangibles basis difference	(15,486)	(22,422)
Unremitted Earnings	(14,421)	(12,643)
Other	(4,357)	(3,872)
Total deferred tax liabilities	(34,264)	(38,937)
Net deferred tax assets	$3,619	$1,563

For the period ended December 28, 2014, the net valuation allowance increased by $13.1 million over the period ended December 29, 2013 primarily due to unbenefited deferred tax assets and tax credits generated in the U.S.

As of December 28, 2014, the company had U.S. federal and state net operating loss carry forwards of approximately $981.4 million and $219.5 million, respectively. Approximately $468.8 million of the federal net operating loss carry forwards are subject to an annual limitation of $27.2 million. The federal and state net operating losses, if not utilized, expire from 2016 to 2033. The company also has U.S. federal credit carryovers of $4.7 million, which expire from 2020 to 2034. The company also has state tax credits of $18.9 million, which includes California state tax credits of $18.1 million, which can be carried forward indefinitely.

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

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The table below displays the reconciliation between statutory federal income taxes and the total provision for income taxes.

	Tax	Rate
	(in thousands, except for percentages)
Year ended December 28, 2014
Statutory federal income tax expense	$(21,109)	35.0%
State taxes	(55)	0.1%
Foreign income tax at other than U.S. rates	(3,250)	5.4%
Reserve release from statue expirations	(580)	1.0%
Valuation allowance	34,717	(57.6%)
Provision for income taxes	$9,723	(16.1%)
Year ended December 29, 2013
Statutory federal income tax expense	$(26,550)	35.0%
State taxes	55	(0.1%)
Foreign income tax at other than U.S. rates	2,219	(2.9%)
Reserve release from statue expirations	(4,620)	6.1%
Acquisition of MCA business	(3,739)	4.9%
Valuation allowance	35,045	(46.2%)
Provision for income taxes	$2,410	(3.2%)
Year ended December 30, 2012
Statutory federal income tax expense	$13,084	35.0%
State taxes	173	0.5%
Foreign income tax at other than U.S. rates	(9,679)	(25.9%)
Valuation allowance	9,421	25.2%
Provision for income taxes	$12,999	34.8%

The company has made no provision for U.S. income taxes on approximately $110.3 million of cumulative undistributed earnings of certain foreign subsidiaries at December 28, 2014 because it is the company’s intention to reinvest such earnings indefinitely. Due to the company’s expected net operating losses, there would be no impact to the company’s financials associated with undistributed earnings.

The Company enjoys tax holidays in Malaysia and Thailand.  The tax holidays provide for lower or zero rates of taxation and require various thresholds of investment and business activities in those jurisdictions.  These tax holidays are in effect currently and scheduled to expire starting 2021 if not extended.  The net impact of these tax holidays was to decrease the Company’s tax expense by approximately $3.3 million, $3.8 million and $3.7 million in the fiscal years 2014, 2013 and 2012, respectively. The estimated range of tax benefits from the above tax holidays on diluted earnings per share for fiscal years 2014, 2013 and 2012 were approximately $0.05 to $0.06, $0.06 to $0.07, $0.06 to $0.07, respectively.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at December 25, 2011	$80,370
Additions based on tax positions related to the current year	2,126
Additions for tax positions of prior years	965
Reductions for tax positions of prior years	(1,422)
Lapse of statue of limitations	(1,081)
Balance at December 30, 2012	$80,958
Additions based on tax positions related to the current year	88
Additions for tax positions of prior years	639
Reductions for tax positions of prior years	(495)
Lapse of statue of limitations	(1,742)
Balance at December 29, 2013	$79,448
Additions based on tax positions related to the current year	6,058
Additions for tax positions of prior years	13,406
Reductions for tax positions of prior years	(499)
Lapse of statue of limitations	(580)
Balance at December 28, 2014	$97,833

The Company does not believe that it is reasonably possible to estimate the total amounts of unrecognized tax benefits that will significantly increase or decrease within the next twelve months.

All of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate. However, $83.7 million of the unrecognized tax benefits are currently offset against net operating loss carry forwards and tax credit carry forwards subject to a full valuation allowance.

The Company recognized adjustments to interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 28, 2014, December 29, 2013 and December 30, 2012, the Company recognized approximately $1.3 million, $1.1 million and $0.3 million in interest and penalties.

The Company is subject to taxation in the United States and various states, such as California and Texas, and foreign jurisdictions such as Israel, Japan, Malaysia, and Thailand. The company is not subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2008. Certain pre-2008 U.S. federal and state tax attributes are subject to examination by tax authorities until utilized.

The Company has filed an appeal with the Israel Tax Authorities for certain issues related to its ongoing audit for tax years 2008 through 2012. The Company believes it has adequately provided for any exposures and any adverse results would not have a material impact to the Company.

The Company received notice that its application for a reduced tax rate for Israel research and development activities was accepted.  The effect of this ruling is not expected to be material and will be determined and recognized in the first quarter of fiscal 2015, which is the quarter in which the application was accepted.

16. Fair Value Measurements

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

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

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

As of December 28, 2014, the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following and are categorized in the table below based upon the fair value hierarchy:

	December 28, 2014				December 29, 2013
	Level 1	Level 2	Total		Level 1	Level 2	Total
	(in thousands)

Money market funds	$435	$-	$435	(1)	$3,906	$-	$3,906	(2)
Foreign Exchange Forward Contracts	-	237	237		-	3,493	3,493
Total financial assets	$435	$237	$672		$3,906	$3,493	$7,399

Foreign Exchange Forward Contracts	-	3,088	3,088		-	313	313
Total financial liabilities	$-	$3,088	$3,088		$-	$313	$313

(1) Total cash and cash equivalents, short-term investments of $300.7 million as of December 28, 2014 includes cash of $247.3 million held in operating accounts, $0.4 million in money market funds, $24.9 million held in certificates of deposit and $28.1 million in time deposit accounts.

(2) Total cash and cash equivalents, short-term investments of $311.5 million as of December 29, 2013 includes cash of $282.2 million held in operating accounts, $3.9 million in money market funds, $11.4 million held in certificates of deposit and $14.0 million in time deposit accounts.

Fair Value of Other Financial Instruments not carried at Fair Value

All of the Company’s long-term debt is traded in the market and the fair value in the table below is based on the quoted market price as of December 28, 2014 and December 29, 2013 and is categorized as Level 1. The carrying amounts and estimated fair values of the Company’s debt instruments are as follows:

	December 28, 2014			December 29, 2013
	Carrying		Estimated	Carrying		Estimated
	Amount		Fair Value	Amount		Fair Value
	(in thousands)
Debt traded in the market :
Term Loan	$293,738		$290,066	$296,135		$295,170
2.00% Senior Exchangeable Notes	150,000	(1)	377,250	150,000	(2)	173,250
7.875% Senior Unsecured Notes	-		-	94,064		97,591
Total Debt Obligations	$443,738		$667,316	$540,199		$566,011

(1) Carrying amount of the 2.00% Senior Exchangeable Notes as of December 28, 2014 includes $116.4 million in debt and $33.6 million in equity.

(2) Carrying amount of the 2.00% Senior Exchangeable Notes as of December 29, 2013, includes $111.7 million in debt and $38.3 million in equity.

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

17. Derivative Financial Instruments

The Company entered into multiple foreign exchange forward contracts to hedge certain operational exposures resulting from movements in JPY exchange rates. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate movements on operating results. Some foreign currency forward contracts were considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or undesignated, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues and net asset or liability positions designated in currencies other than the U.S. dollar and they are not speculative in nature.

Cash Flow Hedges

Beginning the third quarter of fiscal 2014, the Company entered into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses, in addition to its on-going program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges are carried at fair value and have maturities between three and twelve months. The Company entered into the cash flow hedges to protect non-functional currency revenue against variability in cash flows due to foreign currency fluctuations. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The maximum original duration of any contract allowable under the Company’s hedging policy is fifteen months. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a quarterly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the accompanying Consolidated Balance Sheets, until the forecasted transaction occurs. Interest charges or “forward points” on the forward contracts are excluded from the assessment of hedge effectiveness and are recorded in interest and other income (expense), net in the accompanying Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to the appropriate revenue or expense line of the Consolidated Statement of Operations.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net in its Consolidated Statements of Operations at that time.

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in interest and other income (expense), net in its Consolidated Statements of Operations.

At December 28, 2014, the Company had outstanding forward contracts to buy approximately ¥ 3.0 billion for $28.0 million.

Over the next twelve months, the Company expects to reclassify $1.4 million from accumulated other comprehensive loss to earnings as the related forecasted transactions occur.

Non-designated Hedges

Total notional amounts of outstanding contracts were as summarized below:

Buy / Sell	December 28, 2014	December 29, 2013
(in millions)
Japanese Yen / US dollar	¥ 246.0/$2.0	¥ 2,945/$28.2
US dollar / Japanese Yen	$43.5/¥ 5,227	$42.0/¥ 4,047
US dollar / EUR	$35.9/€ 29.3	$23.4/€ 17.1

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The effects of derivative instruments in the Consolidated Statements of Operations are as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(in thousands)
Derivatives Designated as Hedging Instruments
Foreign Exchange Forward Contracts
Net unrealized gain (loss) recognized in Other Comprehensive Income (OCI)	$(7,623)	$15,714	$741

Net loss (gain) reclassified from accumulated OCI into net sales (effective portion)	$(978)	$(13,298)	$(740)

Net loss reclassified from accumulated OCI into cost of goods sold	$8,974	$-	$-

Net loss reclassified from accumulated OCI into sales, general and administrative expenses	$360	$-	$-

Net loss reclassified from accumulated OCI into research and development expenses	$695	$-	$-

Net gain reclassified from accumulated OCI into income (ineffective portion) (1)	$-	$(2,415)	$-

Derivatives Not Designated as Hedging Instruments

Net gain (loss) recognized in income

Swap interest expense (2)	$-	$(8)	$(144)
Foreign Exchange Forward Contracts (1)	$5,685	$(10,207)	$1,511

(1)	Classified in interest income and other, net
(2)	Classified in interest expense

The gross fair values of derivative instruments on the Consolidated Balance Sheets were as follows:

	December 28, 2014		December 29, 2013
Balance sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(in thousands)
Prepaid expenses and other current assets
Foreign Exchange Forward Contracts	$-	$237	$-	$3,493

Accrued liabilities and other
Foreign Exchange Forward Contracts	$3,088	$-	$-	$313

Changes to the derivative asset or derivative liability position for cash flow hedges result from weakening/strengthening of the Japanese Yen to the US Dollar as of end of quarter.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Offsetting Derivative Assets and Liabilities

The Company presents its derivatives at gross fair values on the Consolidated Balance Sheets. However, the Company’s master netting and other similar arrangements allow net settlements under certain conditions.

The following table sets forth the offsetting of derivative assets as of December 28, 2014 and December 29, 2013.

				Gross amounts not offset on the Condensed Consolidated Balance Sheets but have legal rights to offset
	Gross amounts of recognized Assets	Gross amounts offset in the Condensed Consolidated Balance Sheets	Net amounts of Assets presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash collateral pledged	Net amount
	(in thousands)
As of December 28, 2014:
Foreign exchange contracts	$237	$-	$237	$(237)	$-	$-
As of December 29, 2013:
Foreign exchange contracts	$3,493	$-	$3,493	$(1,572)	$-	$1,921

(1) Financial Instruments as of December 28, 2014 and December 29, 2013 relates to derivative liabilities and the term loan facility which can be net settled against derivative assets in accordance with the Company’s master netting agreements.

The following table sets forth the offsetting of derivative liabilities as of December 28, 2014 and December 29, 2013:

				Gross amounts not offset on the Condensed Consolidated Balance Sheets but have legal rights to offset
	Gross amounts of recognized Liabilities	Gross amounts offset in the Condensed Consolidated Balance Sheets	Net amounts of Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments		Cash collateral pledged	Net amount
	(in thousands)
As of December 28, 2014:
Foreign exchange contracts	$3,088	$-	$3,088	$(3,088)	(1)	$-	$-
As of December 29, 2013:
Foreign exchange contracts	$313	$-	$313	$(226)	(2)	$-	$87

(1)	Financial instruments as of December 28, 2014 relates to cash and cash equivalents which can be net settled against derivative liabilities in accordance with the Company’s master netting agreements.
(2)	Financial instruments as of December 29, 2013 relates to derivative assets which can be net settled against derivative liabilities in accordance with the Company’s master netting agreements.

18. Restructuring Charges

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

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table presents a summary of restructuring activities related to 2013 restructuring plan described above:

	Year Ended
	December 28, 2014	December 29, 2013
	(in thousands)
Accrued restructuring balance, beginning of period	$844	$-
Provision:
Severance and others	-	6,017
Restructuring charges	844	6,017
Non-cash adjustments (1)	(45)	(469)
Cash payments	(799)	(4,704)
Accrued restructuring balance, end of period	$-	$844

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

During the second quarter of fiscal 2012, the Company sold its land and building relating to the Kuala Lumpur (KL) facility for net proceeds of $38.6 million and realized a gain of $28.4 million. Total costs incurred under the fiscal 2011 restructuring plan were $22.6 million.

Restructuring charges for the years ended December 29, 2013 and December 30, 2012 were as follows:

	Fiscal 2011 Restructuring Plan

	Year Ended December 29, 2013	Year Ended December 30, 2012

Accrued restructuring balance, beginning of period:	$538	$8,087
Provision:
Gain on sale of equipment	-	(3,798)
Asset relocation fees	-	4,686
Depreciation and asset impairment charges	-	2,070
Severance and others	-	3,550
Restructuring charges	-	6,508
Non-cash adjustments	(75)	1,568
Cash payments	(463)	(15,625)
Accrued restructuring balance, end of period:	$-	$538

19. Segment Reporting

The Company operates and measures its results in one reportable segment which primarily relates to the design, manufacture and development of embedded systems solutions. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total company results. The Company has two major product groups for embedded applications: flash memory and microcontroller/analog products. Revenues for the year ended December 28, 2014 were $703.4 million for flash memory and $548.4 million for microcontrollers and analog products. Revenues for the year ended December 29, 2013 were $748.9 million for flash memory and $222.8 million for the period from August 1, 2013 through December 29, 2013 for microcontroller and analog products.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table presents a summary of net sales by geographic areas, based on ship-to location, for the periods presented:

	Year Ended

	December 28, 2014	December 29, 2013	December 30, 2012
	(in thousands)
Geographical sales:
Net sales to external customers:
Americas	$95,556	$103,147	$89,905
China	322,293	194,473	189,618
Korea	83,129	54,259	44,918
EMEA	192,617	162,835	158,572
Japan	395,271	264,168	273,303
Others	162,989	192,808	159,616

Total	$1,251,855	$971,690	$915,932

Revenues from one distributor, Fujitsu Electronics Inc. (FEI) accounted for more than 10% of the Company’s net sales in the year ended December 28, 2014, December 29, 2013 and December 30, 2012. None of the end customers accounted for more than 10% of the Company’s net sales for the fiscal year 2014, 2013, and 2012.

 Long-lived assets information is based on the physical location of the assets at the end of each fiscal year. The following table presents a summary of long-lived assets by geography:

	Year Ended
	December 28, 2014	December 29, 2013
	(in thousands)
Net property, plant and equipment:
United States	$144,538	$142,756
Malaysia	3,252	2,853
Thailand	27,946	25,934
Japan	20,608	10,762
Other countries	3,051	3,200
Total	$199,395	$185,505

20. Capital Structure

Upon emergence from the Chapter 11 Cases, the Company is authorized to issue under its Amended and Restated Certificate of Incorporation the following shares of capital stock is: (i) 150,000,000 shares of Class A Common Stock, par value $0.001 per share; (ii) one share of Class B Common Stock, par value $0.001 per share; and (iii) 50,000,000 shares of Preferred Stock, par value $0.001 per share, issuable in one or more series. As of December 28, 2014, there were 62,585,032 shares of Class A Common Stock issued and outstanding.

Common Stock

Except as described below or as required by law, the holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by stockholders and shall vote together as a single class. The holder of Class B Common Stock, which was Silver Lake, was entitled to vote for up to two directors to the Board. The holders of Class A Common Stock shall be entitled to vote for all other directors to the Board. Effective January 22, 2014, Silver Lake’s aggregate ownership interest in the Company decreased to below 5% and the outstanding share of Class B Common Stock converted into one share of Class A.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

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

21. Commitments, Contingencies and Legal Matters

Operating Lease Commitments

Certain facilities are leased under various operating leases expiring at various dates through the year 2014. Certain of these leases contain renewal options. Rental expense was approximately $15.5 million, $12.5 million for fiscal 2014, fiscal 2013 and $11.1 million for fiscal 2012.

The table below summarizes the Company’s future minimum lease payments under operating leases as of the end of fiscal 2014.

Operating Leases
(in thousands)
Fiscal 2015	$6,687
Fiscal 2016	8,278
Fiscal 2017	5,921
Fiscal 2018	4,637
Fiscal 2019	3,406
2020 & beyond	23,892
$52,821

Purchase Commitments

The Company has $114.6 million of purchase commitments with certain suppliers, primarily for inventory and some nonproduction items as of December 28, 2014, which is due through fiscal 2016.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Product Warranties

The Company generally offers a one-year limited warranty for all its products. The Company accrues for warranty expense based on historical data and for specific known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Changes in the Company’s liability for product warranty during the years ended December 28, 2014, December 29, 2013 and December 30, 2012 are as follows:

	Year Ended
	December 28,	December 29,	December 30,
	2014	2013	2012
	(in thousands)

Balance at beginning of period	$2,055	$2,124	$2,537
Provision for warranties issued	2,726	2,750	3,401
Settlements made	(2,073)	(3,074)	(3,508)
Changes in reserve for pre-existing warranties during the period	(663)	255	(306)
Balance at end of period	$2,045	$2,055	$2,124

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

Legal Matters

Outstanding legal matters as of December 28, 2014 were as follows:

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

On September 9, 2013, the ITC instituted its investigation, naming the following entities as Respondents in the investigation: Macronix International Co, Ltd., of Hsin-chu, Taiwan; Macronix America, Inc., of Milpitas, CA; Macronix Asia Limited of Kanagawa Pref., Japan; Macronix (Hong Kong) Co., Ltd., of Sa Tin, N.T., Hong Kong; Acer Inc. of New Taipei City, Taiwan; Acer America Corporation of San Jose, CA; ASUSTek Computer Inc. of Taipei City, Taiwan; ASUS Computer International of Fremont, CA; Belkin International, Inc., of Playa Vista, CA; D-Link Corporation of Taipei City, Taiwan; D-Link System, Inc., of Fountain Valley, CA; Netgear Inc., San Jose, CA; Nintendo Co., Ltd., of Kyoto, Japan; and Nintendo of America, Inc., of Redmond, WA.

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

The Respondents alleged that the asserted claims of Spansion’s patents are invalid and not infringed.

The trial was held before the ITC in Washington, DC on October 2-10, 2014.

The U.S. Patent and Trademark Office (USPTO) has instituted inter partes review with respect to certain claims under four of the six patents involved in this investigation in response to petitions filed by Macronix. On May 7, 2014, the USPTO instituted inter partes review of claims 1-14 of U.S. Patent No. 6,459,625. On May 8, 2014, the USPTO instituted inter partes review of claims 1-4 of U.S. Patent No. 6,369,416; claims 1, 3-5, 7, 20, and 28 of U.S. Patent No. 6,731,536; and claims 1-6 and 8-13 of U.S. Patent No. 7,151,027, in response to petitions filed by Macronix. Absent a showing of good cause for delay, a final decision is expected in each of these inter partes review proceedings by May 8, 2015. A second petition for inter partes review of claims 7 and 14 of U.S. Patent No. 7,151,027 was filed by Macronix on June 4, 2014, and on August 13, 2014, the USPTO instituted inter partes review of those claims. Absent a showing of good cause for delay, a final decision on that inter partes review is expected by August 13, 2015. On August 11, 2014, Macronix filed a second petition for inter partes review of claims 1-23 of the ‘536 patent. At present, the U.S. PTO has not decided to institute proceedings on this petition.

Pursuant to a settlement agreement between the parties this matter was settled effective as of January 22, 2015. For information with respect to the settlement refer to Subsequent Events in Note 23 of Consolidated Financial Statements.

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

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Pursuant to a settlement agreement between the parties this matter was settled effective as of January 22, 2015. For information with respect to the settlement refer to Subsequent Events in Note 23 of Consolidated Financial Statements.

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

On April 28, 2014, the case was officially transferred to the Northern District of California, Oakland Division (case No. 4:14-cv-01890). On August 4, 2014, Spansion Inc. and Spansion LLC filed a motion to stay the case pending the resolution of In the Matter of Certain Devices Containing Non-Volatile Memory and Products Containing the Same, U.S. International Trade Commission Investigation No. 337- TA-922, in which Macronix asserted four of the same patents at issue in this case. As a result, the court issued an order staying most of the case, except for limited discovery. Previously, Macronix filed a motion for leave to amend its complaint to add additional allegations against the Company and several of its customers. This motion to amend was administratively terminated without prejudice to its renewal upon lifting of the stay.

Pursuant to a settlement agreement between the parties this matter was settled effective as of January 22, 2015. For information with respect to the settlement refer to Subsequent Events in Note 23 of Consolidated Financial Statements.

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

The trial was before the ITC in Washington, DC on October 21-27, 2014.

Spansion Inc., Spansion LLC, and Spansion (Thailand) Ltd. have filed petitions for inter partes review with the USPTO challenging the validity of the asserted claims of each of the patents asserted by Macronix against Spansion Inc., Spansion LLC, and Spansion (Thailand) Ltd. in the ITC -909 Investigation. On July 11, 2014, Spansion Inc., Spansion LLC, and Spansion (Thailand) Ltd. filed a petition for inter partes review of claims 1-6 and 10-16 of U.S. Patent No. 6,002,630 (“the ‘630 patent”). On July 21, 2014, Spansion Inc., Spansion LLC, and Spansion (Thailand) Ltd. filed a petition for inter partes review of claims 1-3, 7, and 9-13 of U.S. Patent No. 6,100,557 (“the ‘557 patent”). On July 21, 2014, Spansion Inc., Spansion LLC, and Spansion (Thailand) Ltd. filed a petition for inter partes review of claims 1-8 of U.S. Patent No. 6,552,360 (“the ‘360 patent”). On December 22, 2014, the USPTO denied institution of inter partes review of the ‘360 patent.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Pursuant to a settlement agreement between the parties this matter was settled effective as of January 22, 2015. For information with respect to the settlement refer to Subsequent Events in Note 23 of Consolidated Financial Statements.

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

On May 29, 2014, the ITC instituted its investigation, naming the following entities as Respondents in the investigation: Macronix International Co, Ltd., of Hsinchu, Taiwan; Macronix America, Inc., of Milpitas, CA; Macronix Asia Limited of Kanagawa Pref., Japan; Macronix (Hong Kong) Co., Ltd., of Sha Tin, N.T., Hong Kong; Acer Inc. of New Taipei City, Taiwan; Acer America Corporation of San Jose, CA; ADT Corporation of Boca Raton, FL; Amazon.com, Inc. of Seattle, WA; ASRock Inc. of Taipei City, Taiwan; ASRock America, Inc. of Chino, CA; ASUSTek Computer Inc. of Taipei, Taiwan; ASUS Computer International of Fremont, CA; Belkin International, Inc., of Playa Vista, CA; D-Link Corporation of Taipei City, Taiwan; D-Link Systems, Inc., of Fountain Valley, CA; Leap Motion, Inc. of San Francisco, CA; Lowe’s Companies, Inc. of Mooresville, NC; Lowe’s Home Centers, Inc. of Wilkesboro, NC; Microsoft Corp. of Redmond, WA; Nintendo Co., Ltd., of Kyoto, Japan; Nintendo of America, Inc., of Redmond, WA; Sercomm Corp. of Taipei, Taiwan; Vonage Holdings Corp. of Holmdel, NJ; Vonage America Inc. of Holmdel, NJ; and Vonage Marketing LLC of Holmdel, NJ.

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

The Respondents alleged that the asserted claims of Spansion’s patents are invalid and not infringed.

Pursuant to a settlement agreement between the parties this matter was settled effective as of January 22, 2015. For information with respect to the settlement refer to Subsequent Events in Note 23 of Consolidated Financial Statements.

Spansion LLC v. Macronix International Co., Ltd. et. al., U.S. District Court, Northern District of California (No. 5:14-cv-01946).

On April 28, 2014, Spansion LLC filed a complaint in the U.S. District Court, Northern District of California, Case No. 5:14-cv-01946, against Macronix International Co, Ltd; Macronix America, Inc.; Acer Inc.; Acer America Corporation; ADT Corporation; Amazon.com, Inc.; ASRock Inc.; ASRock America, Inc.; ASUSTek Computer Inc.; ASUS Computer International (America); Belkin International, Inc.; D-Link Corporation; D-Link Systems, Inc.; Leap Motion, Inc.; Lowe’s Companies, Inc.; Lowe’s Home Centers, Inc.; Microsoft Corp.; Nintendo Co., Ltd.; Nintendo of America, Inc.; Sercomm Corp.; Vonage Holdings Corp.; Vonage America Inc.; and Vonage Marketing LLC for infringement of the same patents asserted in ITC Investigation No. 337-TA-916, referenced above. Spansion LLC has asked for monetary damages as well as permanent injunctive relief to prevent further infringing activity.

On June 23, 2014, pursuant to 28 U.S.C. § 1659, the Defendants asserted their statutory right to a mandatory stay of all proceedings in this Northern District of California action until the conclusion of the ITC Investigation No. 337-TA-916. Because the requested stay is mandated by statute, Spansion LLC did not oppose the motion and the requested stay was granted on June 27, 2014.

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

Pursuant to a settlement agreement between the parties this matter was settled effective as of January 22, 2015. For information with respect to the settlement refer to Subsequent Events in Note 23 of Consolidated Financial Statements.

In the Matter of Certain Devices Containing Non-Volatile Memory and Products Containing the Same, U.S. International Trade Commission (Investigation No. 337-TA-922).

On June 27, 2014, Macronix International Co., Ltd. and Macronix America, Inc. filed a complaint pursuant to Section 337 to request that the ITC institute an investigation relating to the importation into the United States, the sale for importation, and/or the sale within the United States after importation of certain devices containing Spansion Chips and products containing the Spansion Chips. The complaint alleges that the Spansion Chips infringe certain claims of four patents owned by Macronix (Macronix Patents), and/or are made, produced or processed under, or by means of, a process covered by the claims of the Macronix Patents.

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

Pursuant to a settlement agreement between the parties this matter was settled effective as of January 22, 2015. For information with respect to the settlement refer to Subsequent Events in Note 23 of Consolidated Financial Statements.

In the Matter of Block Decoded Wordline Driver, Triple Well Charge Pump and Products Containing the Same, Landgericht Mannheim, Germany, (Court Docket Nos. 7O 82/14, 7 O 146/14).

On July 7 2014, Macronix International Co., Ltd. filed a complaint in the District Court (or Lendgericht) in Mannheim, Germany, against Spansion LLC, Spansion International, Inc., Polycom GmbH, Harman Becker Automotive Systems GmbH and Ruckus Wireless Inc., for infringement of the German parts of European Patents EP 0 931 379 and EP 1 002 320. Macronix has requested permanent injunctive relief to prevent further infringing activity and seeks an accounting, a recall of infringing devices, reimbursement of costs of the proceedings and confirmation of the defendants’ liability for damages on the merits. Macronix further has requested that the District Court allow preliminary enforcement of the District Court’s decision upon the provision by Macronix of a security bond, should injunctive relief and cost reimbursement be awarded.

On November 7, 2014, Spansion Inc. filed nullity actions in the German Federal Patent Court in Munich regarding both patents. Based upon the nullity actions, Spansion LLC requested that the infringement suits be stayed.

Pursuant to a settlement agreement between the parties this matter was settled effective as of January 22, 2015. For information with respect to the settlement refer to Subsequent Events in Note 23 of Consolidated Financial Statements.

In the Matter of Flash EPROM Integrated Circuit Architecture, and Products Containing the Same, Landgericht Munich, Germany (Court Docket Nos. 21 O 17805/14, 21 O 20782/14).

Spansion Inc.

Notes to Consolidated Financial Statements – (Continued)

On October 29, 2014, Macronix International Co., Ltd. filed a complaint in the District Court (or Lendgericht) in Munich, Germany, against Spansion LLC, Spansion International, Inc., and Harman Becker Automotive Systems GmbH, for infringement of the German parts of European Patents EP 0 728 359 B1 and EP 1 403 878 B1. Macronix seeks an accounting, a recall of infringing devices, reimbursement of costs of the proceedings and confirmation of the defendants’ liability for damages on the merits.

Pursuant to a settlement agreement between the parties this matter was settled effective as of January 22, 2015. For information with respect to the settlement refer to Subsequent Events in Note 23 of Consolidated Financial Statements.

Walter Jeter v. Spansion Inc., et. al., Superior Court of the State of California, County of Santa Clara, (No. 114CV274635); Shiva Y. Stein v. Spansion Inc., el. al., Superior Court of the State of California, County of Santa Clara (No. 114CV274924).

On December 17, 2014, Walter Jeter filed a class action complaint in the Superior Court of the State of California, County of Santa Clara (No. 114CV274635) against Spansion Inc., its directors, Cypress Semiconductor Corporation, and Mustang Acquisition Corporation. On December 24, 2014, Shiva Y. Stein filed a similar class action complaint in the Superior Court of the State of California, County of Santa Clara (No. 114CV274924) against the same defendants. On January 12, 2015, each of the plaintiffs filed substantially identical amended complaints. Both cases allege that the proposed merger was the result of a flawed process and provides insufficient value to Spansion’s shareholders, and further allege that the disclosures in the Form S-4 Registration Statement filed with the Securities and Exchange Commission on December 19, 2014 are materially incomplete and misleading. Plaintiffs in both cases assert claims against Spansion’s directors for a breach of fiduciary duty and, as to Spansion Inc., Cypress Semiconductor Corporation and Mustang Acquisition Corporation, aiding and abetting a breach of fiduciary duty. The plaintiffs seek to enjoin the Merger Agreement between Spansion Inc. and Cypress Semiconductor Corporation which was announced on December 1, 2014, or alternatively, rescission in the event the defendants are able to consummate it, damages and attorney fees and costs.

Spansion Inc. and the other named defendants have not filed an answer or other responsive pleading to the complaints or the amended complaints.

The Company has not accrued an amount related to this case as it is currently unable to predict the final outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

e.Digital Corporation v. Spansion Inc. and Mouser Electronics, Inc., U.S. District Court, Southern District of California (No. 3:15-cv-00141-MMA-WVG)

On January 21, 2015, e.Digital Corporation filed a complaint in the U.S. District Court, Southern District of California, Case No. 3:15-cv-00141-MMA-WVG, against Spansion Inc. and Mouser Electronics, Inc. alleging infringement of U.S. Patent Number 5, 839,108. e.Digital Corporation has asked for monetary damages as well as permanent injunctive relief to prevent further infringing activity. Spansion Inc. and the other named defendant have not filed an answer or other responsive pleading to the complaint.

The Company has not accrued an amount related to this case as it is currently unable to predict the final outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Others

In addition to the above matters, the Company is a party to various legal actions that arose in the normal course of business. In the opinion of management, the aggregate liability, if any, with respect to all of these matters will not have a material adverse effect on the Company's financial condition, result of operations or cash flows.

22. Ongoing Chapter 11 Matters

Resolution of Outstanding Claims

Pursuant to the confirmation of the Plan of Reorganization on April 16, 2010, a claims agent was appointed to analyze and, at his discretion, contest outstanding disputed claims totaling $1.5 billion. On July 16, 2014, a final order was entered by the Bankruptcy Court closing all Chapter 11 cases. The Company recognized a gain of $3.2 million relating to reversal of its reserve for bankruptcy claims for fiscal 2014. This amount has been recorded within Interest income and other, net in the Consolidated Statements of Operations.

As of December 28, 2014, the Company had resolved all outstanding disputed claims and had distributed the 46,264,760 shares of the Company’s stock that were reserved for holders of allowed general unsecured claims.

23. Subsequent events

On January 22, 2015, the Company entered into an agreement with Macronix under which all outstanding patent disputes and actions between the companies, as described in Note 21 of Consolidated Financial Statements, were settled. As a part of the settlement, both companies agreed to dismiss all patent cases between them and their customers worldwide and provided cross licenses to each other with regard to the disputed patents, and the Company made a cash payment to Macronix. Accordingly, the Company recorded a settlement related expense and a corresponding liability in its Consolidated Financial Statements for fiscal 2014 as a component of sales, general and administrative expense and as a component of accrued liabilities and others respectively.

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

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2014. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 28, 2014, as stated in their report which appears on page 84 of this Annual Report on Form 10-K.

/S/ JOHN H. KISPERT	/S/ RANDY W. FURR
John H. Kispert	Randy W. Furr
President and Chief Executive Officer	Corporate Executive Vice President and Chief Financial Officer
February 10, 2015	February 10, 2015

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Spansion Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Spansion, Inc. and its subsidiaries at December 28, 2014 and December 29, 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

San Jose, California

February 10, 2015

Supplementary Financial Data (Unaudited)

	Quarters Ended

	December 28,	September 28,	June 29,	March 30,	December 29,	September 29,	June 30,	March 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(in thousands, except per share amounts)
Net sales (1)	$309,509	$315,930	$314,666	$311,750	$313,670	$273,378	$195,070	$189,572
Cost of sales	210,711	215,102	221,844	221,918	220,422	217,209	137,714	143,717
Gross profit	98,798	100,828	92,822	89,832	93,248	56,169	57,356	45,855

Research and development (1)	44,697	43,241	39,702	43,562	42,102	38,341	23,548	22,777
Sales, general and administrative (1)	72,177	60,457	61,081	55,631	60,824	54,544	34,414	28,483
Restructuring charges (credits)	-	-	-	-	(247)	6,264	-	-
Operating income (loss)	(18,076)	(2,870)	(7,961)	(9,361)	(9,431)	(42,980)	(606)	(5,405)
Interest income and other, net (2)	360	453	5,941	(4,600)	(3,252)	3,578	3,118	962
Interest expense	(5,982)	(5,988)	(6,139)	(6,087)	(7,459)	(7,351)	(7,378)	(7,604)
Gain (loss) on acquisition of Microcontroller and Analog business (3)	-	-	-	-	(255)	8,205	-	-
Loss before income taxes	(23,698)	(8,405)	(8,159)	(20,048)	(20,397)	(38,548)	(4,866)	(12,047)
(Provision) benefit for income taxes	(1,021)	(2,441)	(3,815)	(2,447)	(3,301)	1,644	1,635	(2,388)
Net Loss	$(24,719)	$(10,846)	$(11,974)	$(22,495)	$(23,698)	$(36,904)	$(3,231)	$(14,435)

Net loss per share
Basic	$(0.40)	$(0.18)	$(0.20)	$(0.38)	$(0.40)	$(0.63)	$(0.06)	$(0.25)
Diluted	$(0.40)	$(0.18)	$(0.20)	$(0.38)	$(0.40)	$(0.63)	$(0.06)	$(0.25)

Shares used in per share calculateion
Basic	62,239	61,543	60,799	59,771	58,878	58,785	58,646	58,086
Diluted	62,239	61,543	60,799	59,771	58,878	58,785	58,646	58,086

(1) The increase from the quarter ended September 29, 2013 onwards compared to the previous quarters is due to the MCA business acquisition.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 28, 2014, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting in Item 8, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

 None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors currently consists of eight directors. Our Amended and Restated Certificate of Incorporation provides that the Board of Directors consists of three classes of directors (Class I, Class II and Class III), each serving staggered three-year terms. At each annual meeting of stockholders, directors of one of the three classes are elected for a term of three years to succeed those directors whose terms are expiring.

Raymond Bingham, age 69, has served as Chairman of the Board and a Class III Director since May 10, 2010. Mr. Bingham serves as Chair of the Nominating and Corporate Governance Committee and is a member of the Compensation Committee. Mr. Bingham has served as an Advisory Director of General Atlantic LLC, a global private equity firm, since January 2010 and a Managing Director from November 2006 to December 2009. He was Executive Chairman of the board of directors of Cadence Design Systems, Inc., a supplier of electronic design automation software and services, from May 2004 to July 2005 and served as a director of Cadence from November 1997 to July 2005. Prior to being Executive Chairman, he served as President and Chief Executive Officer of Cadence from April 1999 to May 2004 and as Executive Vice President and Chief Financial Officer from April 1993 to April 1999. He serves as a director of Oracle Corporation, Flextronics International Ltd., Dice Holdings, Inc., and TriNet Group, Inc. Mr. Bingham served on the board of directors of STMicroelectronics N.V., from April 2007 to April 2013 and Fusion-io, from February 2011 to July 2014. Mr. Bingham received a Master of Business Administration degree from the Harvard Business School and a Bachelor of Science degree in Economics (with Honors) from Weber State University. Our Board of Directors has concluded that Mr. Bingham should serve on the Board based on Mr. Bingham’s extensive and significant senior leadership, industry and financial experience, and his service as a public company director on the boards and board committees of technology companies.

Keith Barnes, age 63, has served as a Class I Director since August 11, 2011. Mr. Barnes is a member of the Audit Committee. Mr. Barnes was Chairman and Chief Executive Officer of Verigy Ltd., a company that designs, manufactures, sells, and services advanced test systems and solutions for the semiconductor industry, from 2006 until he retired in July 2011. He served as Chief Executive Officer of Integrated Measurement Systems, Inc. (IMS), a manufacturer of engineering test stations and test software, from 1995 until 2001, and also as Chairman of the board of directors of IMS from 1998 through 2001, when it was acquired by Credence Systems Corporation. From 2003 through 2006, Mr. Barnes was Chairman and Chief Executive Officer of Electroglas, Inc. a provider of advanced wafer probers, device handlers, test floor management software and services for the semiconductor industry. Mr. Barnes currently serves on the board of directors of JDS Uniphase Corporation, a provider of communications test and measurement solutions and optical products, Mentor Graphics Corporation, a provider of electronic design automation software, and Knowles Corporation, a market leader and global supplier of advanced micro-acoustic, specialty components, and human interface solutions. From 2004 to 2010, Mr. Barnes served on the board of directors at Cascade Microtech Inc., a developer of wafer probe solutions and from 2012 to 2013, Mr. Barnes served on the board of directors of Intermec Inc., a manufacturer and supplier of automated identification and data capture equipment which was acquired by Honeywell in 2013. Mr. Barnes graduated from San Jose State University with a Bachelor of Science degree in Environmental Science. Our Board of Directors has concluded that Mr. Barnes should serve on the Board based on his extensive industry and management experience.

Hans Geyer, age 63, has served as a Class II Director since May 10, 2010. Mr. Geyer is a member of the Audit Committee. Since December 2006, Mr. Geyer has been a consultant for the private equity industry. Mr. Geyer served as Corporate Vice President and General Manager of Intel Corporation’s Storage Group from 2005 until his retirement in December 2006, and as General Manager, Networking and Storage Group from 2004 to 2005. In 1995, Mr. Geyer was elected Vice President of Intel and in 1993, was appointed Vice President of Intel’s Microprocessor Group. Mr. Geyer joined Intel in 1980 and has since held various positions, including general manager of European Operations, general manager of the 386/486 microprocessor division, general manager of the flash memory group, and general manager of the cellular and application processor group. Prior to joining Intel, Mr. Geyer was involved in hardware and software development for intelligent and point-of-sales terminals at Siemens AG, Germany. He served as a director of Trident Microsystems, Inc., a supplier of display processors, from May 2007 to February 2010. Mr. Geyer studied computer science and mathematics at the Technical University of Munich and holds a master’s degree (Diplom-Informatiker) in Computer Science. He is also an alumnus of INSEAD. Our Board of Directors has concluded that Mr. Geyer should serve on the Board based on Mr. Geyer’s extensive and significant senior leadership, extensive industry and technical experience related to Spansion’s semiconductor research and development, and his service on the boards and board committees of technology companies.

John H. Kispert, age 51, has served as a Class III Director since May 10, 2010. Mr. Kispert previously served as a Director of Spansion from February 2009 to May 2010. Mr. Kispert has served as President and Chief Executive Officer of Spansion since February 2009. Previously, Mr. Kispert spent thirteen years in a number of executive roles at KLA-Tencor, including President and Chief Operations Officer. Prior to KLA-Tencor, Mr. Kispert held several senior management positions with IBM. Mr. Kispert serves as a director of Extreme Networks, Inc., a network hardware company, of Gigamon Inc., a provider of traffic visibility solutions and TriNet Group, Inc., a human resources solution company for small to medium-sized businesses. Mr. Kispert holds a Master of Business Administration degree from the University of California, Los Angeles and a Bachelor of Arts degree in Political Science from Grinnell College. Our Board of Directors has concluded that Mr. Kispert should serve on the Board based on Mr. Kispert’s significant senior leadership, industry, financial and operational experience. In addition, as Spansion’s President and Chief Executive Officer, Mr. Kispert has direct responsibility for Spansion’s strategy and operations.

O.C. Kwon, age 56, has served as a Class II Director since August 15, 2014. Mr. Kwon served as chief executive officer SK Hynix Semiconductor, a South Korean memory semiconductor supplier of dynamic random access memory (DRAM) chips and flash memory chips, from 2010 to 2013. Following his retirement from SK Hynix in 2013, Mr. Kwon has continued to serve as a senior advisor of SK Hynix. Mr. Kwon spent almost 30 years at SK Hynix (formerly Hyundai Electronics) in a number of executive roles, including President of Hynix Neumonics Semiconductor, a joint venture between SK Hynix and ST Microelectronics, in Wuxi, the People’s Republic of China, from 2009 to 2010, and Senior Vice President of strategic planning and corporate relations of SK Hynix Semiconductor from 2003 to 2009. Mr. Kwon also served on the board of directors of SK Hynix from 2006 to 2013. Mr. Kwon has served as an economic advisor to the Jiangsu Provincial Government, People’s Republic of China, since 2011, and as chairman of the Korea Semiconductor Industry Association from 2011 to 2013. Mr. Kwon holds a Bachelor of Arts degree in International Economics from Seoul National University, South Korea. Our Board of Directors has concluded that Mr. Kwon should serve on the Board based on his significant senior leadership, industry, financial and operational experience and extensive business development experience in the semiconductor industry.

William E. Mitchell, age 70, has served as a Class I Director since May 31, 2011. Mr. Mitchell serves as Chair of the Compensation Committee and is a member of the Nominating and Corporate Governance Committee. Mr. Mitchell is the managing partner of Sequel Capital Management, LLC, a private equity firm that he founded in 2010. Mr. Mitchell served as the chairman of the board of directors of Arrow Electronics, Inc. from May 2006 until December 2009, and also served as President and Chief Executive Officer of Arrow Electronics, Inc. from February 2003 to May 1, 2009. Prior to that, Mr. Mitchell was President of Solectron Global Services and Executive Vice President of Solectron Corporation from 1999 to 2003 and was Chairman, President and Chief Executive Officer of Sequel, Inc. from 1995 to 1999 until its acquisition by Solectron. Mr. Mitchell serves on the board of directors of Humana Inc., a leading health care company, Rogers Corporation, a leader in solutions for power electronics, advanced foams and high-frequency printed circuit materials and Veritiv Corporation, a leading business-to-business distributor of packaging, facility and printing supplies. Mr. Mitchell served on the board of directors of Brown-Forman Corporation, a leading provider of fine wines and spirits from 2007 to 2013 and served on the board of directors of National Semiconductor until it was acquired by Texas Instruments in 2011. Mr. Mitchell received his bachelor’s degree in engineering from Princeton University and his master’s degree in engineering from the University of Michigan. Our Board of Directors has concluded that Mr. Mitchell should serve on the Board based on his experience as president and chief executive officer of a global distribution company, his experience and extensive knowledge of international business operations and his significant experience in the governance of large publicly-traded corporations.

Clifton Thomas Weatherford, age 68, has served as a Class II Director since May 10, 2010. He is Chair of the Audit Committee and is a member of the Nominating and Corporate Governance Committee. Mr. Weatherford served as Executive Vice President and Chief Finance Officer at Business Objects, a provider of business intelligence software, from September 1997 until his retirement in January 2003. Mr. Weatherford brings over 40 years in global technology expertise with senior financial positions at Business Objects, NETCOM On-Line Communication Services, Logitech, Texas Instruments, Schlumberger and Tandem Computers. Mr. Weatherford is a director of Mellanox Technologies, a supplier of high-bandwidth computer hardware and Guidewire Software, Inc., a provider of core system software to property/casualty insurers. Mr. Weatherford also served on the board of directors of Tesco Corporation from 2004 to 2013, InfoGroup from 2007 to 2010, Advanced Analogic Technologies from 2004 to 2011 and SMART Modular Technologies from 2005 to 2011. Mr. Weatherford holds a Bachelor of Business Administration from the University of Houston in Texas. Our Board of Directors has concluded that Mr. Weatherford should serve on the Board based on Mr. Weatherford’s extensive and significant senior leadership, industry and financial experience and his service as a public company director on the boards and board committees of technology companies and as a public company executive.

Michael S. Wishart, age 59, has served as a Class III Director since December 3, 2013. Mr. Wishart is a member of the Compensation Committee. Mr. Wishart was referred to us by a member of the Board of Directors. Mr. Wishart served as a Managing Director and Advisory Director of Goldman, Sachs & Co. from 1999 until he retired in June 2011. Since his retirement he has provided strategic and business consulting as the President of Roehampton Road, LLC. From 1991 to 1999, he served as Managing Director, including as Head of the Global Technology Investment Banking Group for Lehman Brothers. From 1978 to 1992 he held various positions in the investment banking division at Smith Barney, Harris Upham & Co. Mr. Wishart holds a Bachelor of Science from St. Lawrence University and a Masters in Business Administration from Stanford Graduate School of Business. Our Board of Directors has concluded that Mr. Wishart should serve on the Board based on his extensive experience advising technology companies as an investment banker.

The terms of class I directors expire at the annual meeting of stockholders to be held in 2017, the terms of class II directors expire at the annual meeting of stockholders to be held in 2015, and the terms of class III directors expire at the annual meeting of stockholders to be held in 2016.

Audit Committee

The Audit Committee currently consists of Mr. Weatherford, as Chair, and Messrs. Barnes and Geyer, each of whom was determined by the Board of Directors to be financially literate and “independent” as defined for Audit Committee members by the New York Stock Exchange listing standards. All of the members of the Audit Committee are qualified to be “audit committee financial experts” as defined under the rules of the SEC. The Board has designated Mr. Weatherford as the “audit committee financial expert.”

Executive Officers

Mr. John H. Kispert’s biography is included with the other members of the Board of Directors above. Mr. Kispert served as an executive officer of Spansion at the time that we filed the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

Randy W. Furr, age 60, has served as Spansion’s Executive Vice President and Chief Financial Officer since June 2009. In November of 2012, his title was changed to Corporate Executive Vice President and Chief Financial Officer. Mr. Furr has 30 years of experience in the technology sector and is an experienced financial and operations executive. Most recently, Mr. Furr held senior executive positions as Executive Vice President and Chief Financial Officer at Magellan Navigation, Inc. from August 2008 to June 2009, and as Chief Operating Officer and Chief Financial Officer at Aliph, a consumer Bluetooth telephony device company, from April 2008 to August 2008. Prior to that, Mr. Furr was at Adobe Systems, Inc., where he served as Senior Vice President, Business Process Improvement from May 2007 to January 2008, as Senior Vice President and Interim Chief Information Officer from November 2006 to May 2007, and as Executive Vice President and Chief Financial Officer from May 2006 to November 2006. Before joining Adobe Systems, Inc., Mr. Furr spent 13 years at Sanmina-SCI Corporation, an electronics manufacturing services provider, where he served as President and Chief Operating Officer from 1996 to 2005 and as Executive Vice President and Chief Financial Officer from 1992 to 1996. Mr. Furr served as a director of Sanmina-SCI Corporation from 1998 until 2005. Mr. Furr holds a Bachelor of Business Administration degree from the University of Oklahoma and is a certified public accountant.

Codes of Business Conduct and Ethics and Principles of Corporate Governance

The Board of Directors has adopted a code of conduct entitled “The Code of Business Conduct,” which applies to all directors and employees and which was designed to help directors and employees resolve ethical and compliance issues encountered in the business environment. The Code of Business Conduct governs matters such as conflicts of interest, compliance with laws, confidentiality of company information, encouraging the reporting of any illegal or unethical behavior, fair dealing and use of company assets. The Board of Directors has also adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer, the Corporate Controller and all Other Senior Finance Executives. The Code of Ethics governs matters such as financial reporting, conflicts of interest and compliance with laws, rules, regulations and Spansion’s policies. The Board of Directors has also adopted Principles of Corporate Governance as a framework of its oversight activities devoted to protecting and advancing the long term interests of stockholders and other stakeholders.

You can access Spansion’s Code of Business Conduct, Code of Ethics and Principles of Corporate Governance at the Investor Relations section of our website at www.spansion.com or by writing to us at Corporate Secretary, Spansion Inc., 915 DeGuigne Drive, P.O. Box 3453, Sunnyvale, California 94085, or emailing us at Corporate.Secretary@spansion.com. We will provide you with this information free of charge. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this document. We will post on our website any amendment to the Code of Ethics, as well as any waivers of the Code of Ethics, that are required to be disclosed by the rules of the SEC or the New York Stock Exchange.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers (as defined under Section 16) and any persons holding more than ten percent of a registered class of equity securities to file reports of ownership and changes in ownership with the SEC. Their initial report must be filed using the SEC’s Form 3 and they must report subsequent stock purchases, sales, option exercises and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on the SEC’s Form 5. Officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). We make the services of our legal department available to our officers and directors to assist them in meeting their filing obligations. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements for the fiscal year ended December 28, 2014 were met except that one Form 4 was filed one day late for Mr. Bingham and one Form 4 was filed one day late for Mr. Mitchell. In addition, the late filing for Mr. Mitchell was subsequently amended.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

 Introduction

This Compensation Discussion and Analysis describes Spansion’s executive compensation program, including total 2014 compensation for our Named Executive Officers, listed below.

●	John H. Kispert, President and Chief Executive Officer

●	Randy W. Furr, Corporate Executive Vice President and Chief Financial Officer

Executive Summary

About Spansion

Spansion is a global leader in embedded systems solutions. Spansion's flash memory, microcontrollers, analog and mixed-signal products drive the development of fast, intelligent, secure and energy efficient electronics. Spansion is at the heart of electronic systems, connecting, controlling, storing and powering everything from automotive electronics and industrial systems to the highly interactive and immersive consumer devices that are enriching people's daily lives.

2014 Company Performance

2014 was a transformational year for Spansion in many ways, and we are proud of our accomplishments.

We were able to execute on our strategy to provide complementary technologies to transition to an embedded systems provider through our successful integration of the acquired Fujitsu microcontroller and analog business, and intend to continue that strategy with our proposed merger with Cypress Semiconductor. These initiatives allow us to maintain significant progress towards developing embedded system on chip solutions, combining our flash memory with software and adjacent technologies to create system solutions for our customers.

In 2014, financial performance improved with revenue growing by more than 28% with an increase in gross margin. As a result, our earnings grew by more than our revenue. In addition, we improved our balance sheet as net debt (cash less debt) was reduced by over $80 million year over year.

We also grew our technologies, products, financial and brand positions. We redefined Spansion as an innovator in the semiconductor market and leader of embedded systems solutions for automotive, industrial, IoT, consumer and communications. We gained strong momentum across our flash memory, MCUs, analog products, and developed our first SoC families that integrate both flash and MCUs. Our recent merger announcement with Cypress will allow us to strengthen our ability to invest more funds in R&D to bring more innovative systems to the market in the years ahead.

 In addition to the above, Spansion had the following achievements in 2014:

●	Introduced breakthrough HyperbusTM interface and HyperFlashTM memory
●	Significantly grew the NAND business and expanded its product portfolio, qualifying our first eMMC products
●	Launched 3D NAND development with XMC
●	Introduced ARM Cortex® R5 TraveoTM MCU product family, incorporating our Flash and Microcontroller technologies

●	Achieved our first automotive and first consumer product design based on our leading 40nm eCT technology
●	Began transferring Fujitsu products to our Fab 25
●	Executed on additional significant patent license agreements and filed 34 new patent applications

Spansion is committed to aligning executive pay with company performance. As part of the Compensation Committee’s (the “Committee”) oversight of the Company’s executive pay program, Spansion has developed an ongoing and active approach to stockholder engagement on executive pay issues. During 2013 and 2014 we engaged directly with more than 15 of our stockholders representing at least 50% of our stock ownership. Our conversations with these stockholders were constructive and provided important input into the Committee’s work on our pay program. At Spansion’s annual meeting of stockholders held in May 2014, approximately 89% of our stockholders voted in favor of our Say on Pay proposal. We believe that our improved stockholder vote on Say on Pay, from 49.9% at the 2013 annual meeting of stockholders, was a result of these informative and meaningful communications, along with Spansion’s subsequent modifications to our pay programs. Based in part on the feedback from stockholders, the Committee approved multiple additional changes to the NEO’s pay program for 2014:

Stockholder Concerns	2014 Actions
Target pay levels were high

● Reduced target annual incentive opportunity for CEO and CFO

● Maintained target overall positioning of CEO and CFO pay at the 75th percentile

● Eliminated three largest peers from Compensation Peer Group which had revenues in excess of our Company revenues

CEO and CFO program was difficult to understand	● CEO and CFO moved back onto corporate annual incentive plan
PSU program was not fully aligned with best practices

● Lengthened the performance period for the PSUs granted in 2014 from two consecutive 18-month periods to one 36-month period

● Full earning of PSUs continues to be measured by relative Total Shareholder Return (TSR) over 36-month period

● Added 2014 earnings per share (NON-GAAPEPS) growth as a metric

For fiscal 2013 and 2014, non-GAAP EPS is defined as non-GAAP Net Income divided by Non-GAAP diluted shares outstanding. Non-GAAP Net Income is defined as GAAP Net Income excluding, as applicable, amortization of intangibles, equity compensation expense, merger, acquisition and integration related costs, defensive litigation reserves, adjustments to restructuring reserves, financing arrangements related costs, accretion of interest on the senior exchangeable notes, gain on recovery of impaired investments and costs related to headquarters relocation. Non-GAAP diluted shares outstanding is calculated by adding the dilutive potential common shares outstanding to the weighted average number of common shares outstanding during the fiscal year. Dilutive potential common shares are calculated using the treasury stock method, adjusted to exclude from assumed proceeds the unrecognized compensation costs for future services, as such costs are excluded in the calculation of Non-GAAP Net Income.

The initiatives above were part of our continuing strategy to modify our programs. Changes made in 2013 were as follows:

Stockholder Concerns	2013 Actions
Pay was too high for performance delivered

● Reduced target overall positioning of CEO and CFO pay alongside the peers in our Compensation Peer Group from the 90th percentile to 75th percentile

● Eliminated two largest peers from Compensation Peer Group which had revenue in excess of our Company revenues, and added two smaller semiconductor companies that more closely compare with Spansion’s revenues

PSU program was not fully aligned with best practices and was difficult to understand

● Introduced PSU program performance metric based on relative TSR over three years

● Separated performance- and time-based restricted stock units

● Lengthened the performance period for the PSUs to two consecutive 18-month periods to fully earn these shares

● Eliminated carry-forward of unvested PSUs for under-performance

● Eliminated opportunity to accelerate earning of PSUs for over-performance

Corporate governance features could be enhanced

● Adopted stock ownership requirements

● Adopted a Compensation Recovery ("clawback") Policy

● Amended the Insider Trading Policy to specifically prohibit the pledging of Spansion securities in addition to the existing prohibition on hedging

CEO Pay Relative to Annual TSR. While we continue to monitor and manage the pay of our CEO relative to our peer companies, adjusting it downward to meet our positioning objectives above, the trend in Mr. Kispert’s reported pay has generally aligned with our year-over-year TSR performance, as illustrated below:

Compensation Program Objectives. Each January, the Committee sets rigorous performance goals relating to revenue and operating margin for our compensation programs. The specific revenue and operating margin performance goals – at threshold, target and maximum levels – are shown below. We exceeded the threshold for our revenue goal, and we exceeded the maximum for our non-GAAP operating margin objective. This resulted in a Company Performance Multiplier of 138.8%. Our equity based performance-based compensation was paid out at 138.8% of target in accordance with our plan guidelines, illustrating our pay for performance commitment.

	Threshold	Target	Maximum	Results
Non-GAAP Revenue ($M)[1]	1,202	1,307	1,464	1,252
Non-GAAP Operating Margin[1]	3.7%	4.7%	6.7%	7.4%

Summary of 2014 Compensation Actions

The Committee considered stockholder feedback and the performance above in making 2014 pay decisions. The elements of the pay program are described in more detail under Compensation Program Philosophy, Process and Objectives, but key decisions for 2014 are as follows:

1.	Reduced targeted annual incentive plan compensation level for the CEO and CFO

●

Messrs. Kispert and Furr were reinstated into the annual incentive plan effective January, 2014. To better align total cash compensation within our 2014 Compensation Peer Group, the annual incentive opportunity for Mr. Kispert was reduced from 200% to 125% of base salary, and for Mr. Furr from 125% to 80% of base salary. No base salary adjustments were made as a result of this reduction.

2.	Maintained targeted overall positioning at the 75th percentile

●	The long term incentive plan awards were set such that the total direct compensation opportunity for the CEO and CFO was targeted at the 75th percentile of our peer group.

3.	Modified targeted mix of equity awards in connection with the annual equity grants

●

Annual equity awards granted in January of 2014 to our NEOs were comprised of 50% PSUs and 50% RSUs, in alignment with the remainder of the executive team reporting to the CEO. RSUs granted to our NEOs will continue to vest over three years.

4.	Further refined the PSU program

●	The vesting period for annual PSU grants is now one three-year period (prior grants had two consecutive 18-month periods).

●	An internal Non-GAAP EPS growth metric was added in 2014. Shares are earned based on 2014 Non-GAAP EPS growth over 2013Non-GAAP EPS.

●	Shares earned also vest based on Spansion’s three-year TSR performance relative to the S&P Semiconductor Index (rather than the Compensation Peer Group used in the 2013 grant).

●

As few as 0% and as many as 150% of PSUs granted may vest, depending upon performance against objectives. The maximum vesting opportunity increased from 100% from the 2013 plan to provide additional incentive for our NEOs to exceed our new Non-GAAP EPS growth objective, and to achieve TSR at or above the 75th percentile of the broader S&P Semiconductor Index over the longer three-year period.

5.	Provided a discretionary performance-based RSU award in November of 2014.

●	The purpose of the award is to compensate the NEOs for performance in 2014 and to encourage retention.

●	The award was contingent on the achievement of Spansion’s 2014 financial objectives (above).

●	The award vests through January 2017.

6.	At the discretion of management and the Company’s Board, the Company decided not to pay a short-term cash incentive to the NEOs for 2014.

1      This Compensation Discussion and Analysis contains non-GAAP financial measures. For fiscal 2014 non-GAAP revenue and GAAP revenue were the same. For fiscal 2014, non-GAAP operating margin is defined as GAAP operating margin excluding amortization of intangibles, equity compensation expense, merger, acquisition and integration related costs, defensive litigation reserves, adjustments to restructuring reserves and costs related to headquarters relocation.

Compensation Program Philosophy, Process and Objectives

 The compensation program for the NEOs is designed to:

●	Retain, recognize and reward executives for achieving both Company and individual performance objectives in support of Spansion’s business strategy;
●	Provide competitive pay opportunities relative to the Compensation Peer Group (as described below in Additional Aspects of our Compensation Programs);
●	Align the respective interests of the NEOs and our stockholders through compensation that varies based on achievement of financial objectives; and
●	Maintain flexible pay programs that can be modified to respond to changes in competitive trends and Spansion’s business strategy and financial position.

The CEO evaluates the performance of each of the senior executives including the CFO, and presents the evaluations to the Committee for review and approval. As part of this evaluation, the CEO considers each NEO’s contributions, role and responsibilities, and leadership abilities. The CEO also considers the competitive market for comparable executives in the Compensation Peer Group. The Committee performs an independent evaluation of the CEO’s performance. Following this review, the Committee sets the compensation for the CEO and for the other NEOs, generally in January of each year.

Our performance-based compensation, including cash and equity, is structured so that when our corporate performance meets or exceeds our established objectives our NEOs have an opportunity to receive incentive compensation equal to or greater than comparable market targets. When our corporate performance does not meet our established objectives, our NEOs receive incentive compensation that is generally below comparable market targets.

2014 Executive Compensation Components

Spansion seeks to achieve the compensation program objectives through three principal compensation components:

●	Base Salary
●	Short-term incentive compensation
●	Long-term equity incentive compensation

And other programs including:

●	Change of control agreements
●	Equity ownership guidelines
●	A compensation recovery (“clawback”) policy, and
●	Other benefits which are, in general, also provided to a broader portion of the workforce other than the NEOs

Our 2014 compensation programs specifically do not allow for:

●	Tax “gross ups”
●	Hedging or pledging of stock
●	Material perquisites such as company airplanes and club memberships

Pay Component Mix for 2014

The 2014 targeted pay component mix, assuming target annual incentives and grant date equity values, for each of our NEOs is depicted below.

Pay Component Mix at Target as a % of Total Pay (1)

Kispert	Base Salary 14%	Annual Incentive 18%	RSUs 34%	PSUs 34%

Furr	Base Salary 21%	Annual Incentive 17%	RSUs 31%	PSUs 31%

(1)	Excludes Other Compensation(<1%); We used grant date value to determine the percentages shown above for the for RSUs and PSUs

Approximately 52% of Mr. Kispert’s targeted 2014 compensation and 48% of Mr. Furr’s targeted 2014 compensation was based on performance against specific financial objectives and stock price growth.

Compensation Component Descriptions:

Base Salary

Spansion provides base salaries to compensate NEOs for services performed during the fiscal year. Each executive officer’s salary is intended to reflect the individual’s job responsibilities and value to Spansion in terms of expertise and performance, considering competitive market data.

Employee Incentive Plan- Short-Term Incentive Compensation

The Employee Incentive Plan (EIP) is our annual cash bonus plan. Under the EIP, cash incentive awards are earned based on achievement of revenue and operating margin goals, and for our CFO are subject to adjustment based on the achievement of specific individual performance goals.

Award Calculations.

The EIP provides the following formula for determining the cash incentive award for our CEO:

Annual Base Salary	X	Participant Target	X	Company Performance Multiplier (0% - 200%)	=	Award

The EIP provides the following formula for determining the cash incentive award for our CFO:

Annual Base Salary	X	Participant Target	X	Company Performance Multiplier (0% - 200%)	X	Individual Performance Modifier (0% - 150%)	=	Award

Participant Target. The Committee also sets the target annual cash incentive opportunity for fiscal 2014 (expressed as a percentage of annual base salary) for each NEO, based on the compensation peer group data analysis conducted internally with guidance from its external compensation consultants. As mentioned above, Messrs. Kispert and Furr were reinstated into the annual incentive plan effective January 2014. To better align total cash compensation within our 2014 Compensation Peer Group, the annual incentive opportunity for Mr. Kispert was reduced from 200% to 125% of base salary, and for Mr. Furr from 125% to 80% of base salary. No base salary adjustments were made as a result of this reduction.

Company Performance Multiplier.   The Company Performance Multiplier is determined based on performance against our Company objectives (revenue and operating margin for 2014). The Company Performance Multiplier ranges from 0% for achievement below the threshold objectives, to 100% for achievement at target, to 200% for achievement at or above the maximum objectives. If any of the threshold objectives were not achieved, our NEOs would not have earned an annual cash incentive award for fiscal 2014. Mr. Kispert’s award is based solely on the Company Performance Multiplier.

Individual Performance Modifier. Mr. Furr has individual annual performance objectives that are approved by the Committee. For 2014, these generally required contributions to: achievement of the corporate financial metrics, continued integration of the microcontroller and analog business, and management of the Company’s long-term financial health, including analyzing the benefits of, and acting upon, potential mergers and acquisitions. This modifier, recommended by the CEO, provides for an adjustment to the annual incentive bonus of 0% to 150% based on achievement of these objectives.

Long-Term Equity-Based Incentive Compensation

The Committee, with input from management and its independent advisor, determined that the appropriate target equity mix for 2014 for our NEOs was approximately 50% PSUs, and 50% RSUs.

As noted above in the Executive Summary, based on inputs from our stockholders, the Committee changed the design of our PSU program for awards granted in both 2013 and 2014 to both increase the timeframe of the performance period and introduce an external (relative) TSR metric. We also added a 1-year (absolute) Non-GAAP EPS growth metric.

Award Vesting. The vesting provisions for our 2014 annual equity awards are described below. Information on actual vesting of equity awards during 2014 can be found in the compensation tables under the Option Exercises and Stock Vested for Fiscal 2014 table. Information on the vesting terms of equity awards made to our NEOs in November 2014 can be found under Pay Actions for 2014-November 2014 Equity Award. Information on the terms applicable in connection with a change of control, such as the merger with Cypress, can be found under Vesting of Equity Awards upon a Change in Control.

●	January 2014 PSUs (50% of total targeted annual equity award)
-	The award has a three-year performance period (January 31, 2014 to January 31, 2017).
-	The one-year (2014 vs. 2013) Non-GAAP EPS growth objective must be met in order for any units to be eligible for vesting at the end of three years.
-	The number of PSUs earned after one year can vary from 0% to 125% of the units granted based on Non-GAAP EPS growth as follows:

Goal	2013 to 2014 Non-GAAP EPS Growth	Earnings Multiplier
Maximum	15%	125%
Target	5%	100%
Threshold	0%	50%
<Threshold	<0%	0%

-	PSUs become eligible to vest at the end of three years from grant date, or January 31, 2017.
-	The number of units vesting will be modified based on Spansion’s three-year TSR relative to the S&P Semiconductor Index:

Relative TSR	Modification to Award
Top Third	+25%
Middle Third	0%
Bottom Third	-25%

-	The maximum number of units that can be earned and then vested is 150% of the original number of units.

●	January 2014 RSUs (50% of total targeted annual equity award):

-	One-third of the RSU award vests annually on the first anniversary of the grant date, then the award vests quarterly thereafter, such that the award is fully vested in three years.

Pay Actions for 2014

Base Salary

The Committee agreed with the CEO’s recommendation to not increase base salaries for our NEOs in 2011, 2012, and 2013. Base salaries were reduced in 2013 and then were reinstated in early January of 2014. Mr. Kispert’s salary was reduced by 15% and Mr. Furr’s salary was reduced by 10% in July of 2013. The current annual base salaries are $900,000 and $440,000 for Messrs. Kispert and Furr, respectively.

2014 EIP Awards

At the discretion of management and the Company’s Board, the Company decided not to pay a short-term cash incentive to the NEOs for 2014.

2014 Performance Metrics

The Committee approved, in January of 2014, revenue and operating margin objectives for 2014.

The 2014 performance objectives were set by our Committee at very aggressive levels. To fund the 2014 performance-based equity plans, revenue and operating margin performance were required to at least meet 92% and 79%, respectively, of the stated target objective; otherwise, the plans would not be funded. Our actual performance against our stated objectives, as shown under Compensation Program Objectives, was 96% of our revenue objective and 157% of our operating margin objective, resulting in a Company Performance Multiplier of 138.8%.

As described above, PSUs awarded in 2014 for our NEOs will vest upon the achievement of a threshold level of our Non-GAAP EPS growth goal, modified by our TSR performance relative to the S&P Semiconductor Index. The maximum award will vest if Spansion achieves 15% Non-GAAP EPS growth and TSR in the top third of the Index. We achieved 31% Non-GAAP EPS growth, resulting in an Earnings Multiplier of 125% for the January 2014 PSUs, which are now subject to additional vesting and modification based on our three-year TSR performance as explained above.

2014 Equity Awards

January 2014 Annual Equity Award

The annual awards for Messrs. Kispert and Furr, approved by the Committee in January of 2014, were set such that their total direct compensation, including base salary, the value of their targeted EIP award for 2014, and the estimated value of their equity awards, approximated the 75th percentile of our 2014 Compensation Peer Group. The table below displays the annual 2014 PSU and RSU awards.

Named Executive Officer	2014 PSU Awards	2014 RSU Awards
John H. Kispert	140,000	140,000
Randy W. Furr	44,000	44,000

November 2014 Equity Award

The purpose of the award is to compensate the NEOs for performance in 2014 and to encourage retention. The award, in the form of RSUs, would be earned upon at least 100% achievement against Spansion’s 2014 revenue and operating margin objectives. However, they would not be fully vested until January of 2017. Grant date values were estimated to be roughly equal to 150% of the 2014 EIP target. If earned, the award vests as follows: 40% on January 30, 2015, 40% on January 30, 2016 and 20% on January 30, 2017. The table below displays the November 2014 PSU Awards for the NEOs:

Named Executive Officer	November 2014 PSU Awards
John H. Kispert	84,375
Randy W. Furr	26,400

Equity Award Vesting during 2014

The Option Exercises and Stock Vested for Fiscal 2014 table of the compensation tables shows vesting in 2014 for equity grants made to our NEOs in 2011, 2012, 2013 and 2014.

●	The 2011, 2012 and November 2014 PSU grant vesting is as follows, based on performance against our revenue and operating margin objectives for 2014.

– For the 2011 grant, 138.8% of the eligible shares vested.

– For the 2012 grant, the maximum shares that could be earned were limited due to over-achievement in prior years. While 138.8% of eligible shares would have otherwise vested based on performance (115,666 shares for Mr. Kispert and 60,146 for Mr. Furr), the vested shares were capped at the lower amounts shown above.

– For the November 2014 grant, 100% of the eligible shares vested.

●	The 2013 PSU grant year vesting represents 100% performance for the first 18-month period of the award based on Spansion’s TSR performance in the top 25% of our peer companies.

The vesting provisions for the 2013 award were as follows:

– The award has two 18-month performance periods (February 1, 2013 to July 31, 2014 and August 1, 2014 to January 31, 2016).

– 50% of the award is eligible to vest at the completion of each performance period.

– Spansion’s TSR is compared to the TSR of the 2013 Compensation Peer Group.

– Shares vest for the given period per the following table, interpolated for performance falling between the noted percentiles.

– Performance at the 75th percentile or higher is required for all PSUs to vest.

– If TSR is below the 25th percentile for a specific performance period, that portion of the award is forfeited with no subsequent opportunity to be earned.

Goal	Rank	Vesting Multiplier
Maximum	75th Percentile	100%
Target	50th Percentile	50%
Threshold	25th Percentile	25%
<Threshold	<25th Percentile	0%

Equity Award Vesting upon a Change of Control

General Vesting of Equity Awards upon a Change of Control

Prior to May 2014 and in limited circumstances during or after May 2014, the Spansion board had historically granted all options, RSUs and PSUs with full acceleration rights in the event of a “change in control,” as such term is defined in the Spansion 2010 Equity Incentive Award Plan. This includes the annual equity grants made to the NEOs in January 2014. A “change in control,” as such term is defined in the Spansion 2010 Equity Incentive Award Plan, includes a transaction whereby any person or group of persons directly or indirectly acquires beneficial ownership of securities of Spansion possessing more than 50% of the total combined voting power of Spansion’s securities outstanding immediately after such transaction, as well as a merger in which the holders of the voting securities of Spansion outstanding immediately before the merger fail to hold at least a majority of the combined voting power of the entity that will control Spansion after the merger. The Merger Agreement provides that Cypress and Spansion agree the merger will constitute a change in control for the purposes of outstanding Spansion equity awards. Accordingly, the unvested options, RSUs and PSUs that were granted to the NEOs with an acceleration feature triggered upon a change in control will accelerate vesting at the effective time of the merger, subject to the award holder’s continued service through the effective time of the merger.

November 2014 Equity Award

In the event that Spansion meets or exceeds its financial performance target level of 100% on the 2014 annual bonus matrix as approved by the Spansion Compensation Committee and the NEO remains a continuous service provider on the applicable vesting date, the PSUs will vest in incremental percentages equal to 40% on January 30, 2015, 40% on January 30, 2016, and 20% on January 30, 2017. If the NEO is terminated by Spansion without “cause” and as long as the financial performance targets applicable to the PSUs have been met as of the 2014 fiscal year-end, that NEO’s PSUs will accelerate in full on the date of such termination by Spansion. If the PSUs are outstanding as of the effective time of the merger, then they shall be assumed by Cypress and converted into a RSU award in respect of the number of whole shares of Cypress common stock equal to 2.457 multiplied by the number of shares of Spansion common stock subject to the Spansion RSU award, with such product rounded down to the nearest whole share of Cypress common stock.

Additional Aspects of our Compensation Programs

Roles and Responsibilities

Compensation Committee

The role of the Compensation Committee is to oversee Spansion’s compensation strategies and programs for our executive officers, including total compensation for the NEOs as discussed above in Compensation Program Philosophy, Process and Objectives.

Compensation Consultant

The Committee has the authority to retain and terminate any independent, third-party compensation consultants and to obtain advice and assistance from internal and external legal, accounting and other advisors. The Committee regularly evaluates the performance of its advisors and considers other advisors as it believes that alternative points of view can be in the best interest of the Company.

In September 2013, the Committee selected the Semler Brossy Consulting Group LLC (“Semler Brossy”) as its independent compensation consultant for fiscal 2014. The Committee determined that the firm is independent and that their engagement did not present any conflict of interest. The advisor reports directly to the Committee, which has the sole authority to direct their work. Semler Brossy has not performed and do not currently provide any services to management or Spansion, other than the services provided to the Committee.

Management and Human Resources

 The role of management, with support and advice from Spansion’s Human Resources team and the Committee’s compensation consultant, is to design Spansion’s executive compensation programs, policies and governance and make recommendations to the Committee regarding these matters. Responsibilities include, among other things:

●	Reviewing the effectiveness of the compensation programs, including competitiveness and alignment with Spansion’s objectives;
●	Recommending changes to compensation programs, as may be required, to ensure achievement of all program objectives;
●	Recommending salaries, bonuses and other awards for NEOs other than the CEO; and
●	Reviewing and making recommendations with respect to the adoption and approval of, or amendments to, company-wide incentive compensation plans.

Market positioning

We emerged from bankruptcy in May of 2010.   Our CEO, Mr. Kispert, and CFO, Mr. Furr, joined the Company in 2009 and led the Company successfully out of bankruptcy. Their pay was positioned above the 75th percentile at that time because the Board believed it was necessary to attract and motivate such extraordinarily talented executives and to achieve the emergence from bankruptcy as quickly and effectively as possible.

Key achievements since they joined Spansion in 2009 include:

●	Successfully navigating Spansion through the bankruptcy process with a timely emergence
●	Restoring profitability
●	Restructuring Spansion’s balance sheet
●	Exiting unprofitable businesses
●	Consistently producing superior operating results compared to the competition
●	Investing in new diverse and profitable businesses, such as the acquisition of the Fujitsu analog and microcontroller business and the proposed merger with Cypress Semiconductor

We began targeting total direct compensation for Messrs. Kispert and Furr at no greater than the 75th percentile in 2013, with approximately 50% of targeted compensation directly tied to performance. We believe that it is appropriate to compensate our CEO and CFO at this level for the following reasons:

●	To reward their outstanding performance, including 18 consecutive quarters of positive non-GAAP operating profit;

●	To compensate them for the continuing challenges of essentially “re-starting” the Company which requires a different skill set than a typical CEO or CFO at companies our size; and

●

To maintain consistency with prior pay programs and levels and to transition directionally the compensation programs to be more consistent with a maturing company with a lower risk profile. This approach balances retention of key executives with more appropriate compensation levels based on our performance, our industry and peer company revenue size.

Actual compensation positioning may vary within a reasonable range of the targeted philosophy based on additional factors, including current market conditions, the degree to which our jobs align with peer group market data, wide fluctuations in market data from year-to-year (especially grant date equity values), corporate performance and individual performance.

We will continue to monitor the structure of their total direct compensation to ensure their pay is aligned within the Compensation Peer Group while maintaining what we believe to be an appropriate reward and retention structure for the value they bring to the Company and the Company’s evolution.

Compensation Peer Group

In selecting a Peer Group, the Committee considers:

●

Companies within the semiconductor industry plus a limited number of companies within adjacent industries, such as the software and semiconductor equipment industries, to better reflect our talent pool,

●	Companies with revenue generally between $540 million and $2.7 billion (approximately 0.4 to 2.0 times Spansion’s projected revenue),

●	Other indicators of similarity such as number of employees, location and scope of international operations.

Where companies in the Peer Group fell outside of the parameters noted above, they were considered key competitors within our business and/or represented competitors for key talent.

For 2014, the Committee determined that it was most appropriate, in part based on feedback from our investors, to select a Peer Group in which Spansion would be closer to the median in terms of annual revenues. As a result, the three peers with the highest reported 2012 revenue (Analog Devices Inc., LSI Corporation, and Maxim Integrated Products) were removed. Otherwise, the 2014 Peer Group remained unchanged. This Peer Group was used for making 2014 compensation recommendations for the NEOs.

2014 Compensation Peer Group
Altera Corp.	Microchip Technology Inc.
Atmel Corp.	Microsemi Corp.
Cadence Design Systems Inc.	PMC Sierra Inc.
Cypress Semiconductor Corp.	RF Micro Devices Inc.
Fairchild Semiconductor International Inc.	Skyworks Solutions, Inc.
International Rectifier Corp.	Synopsys Inc.
Intersil Corp/DE	Teradyne Inc.
Mentor Graphics Corp.

These are not necessarily the same companies with which we compete in the flash memory, microcontroller, and analog businesses. While some such companies are included (e.g., Fairchild Semiconductor and Microchip Technology), others, such as Micron, Winbond, Macronix, ON Semiconductor and Freescale, are not included in the Compensation Peer Group because they are much larger than Spansion or are headquartered outside of the United States.

2015 Peer Group

For 2015, the Committee determined that the 2014 Peer Group continued to meet our criteria and will remain in place for making compensation decisions for 2015.

Change of Control Severance Agreements

The Committee recognizes that from time to time Spansion may consider potential transactions, such as the merger, that could result in a change of control of the ownership and management of Spansion. Therefore, the Committee determined that it is in the best interests of Spansion and its stockholders to provide the NEOs with an incentive in the form of certain benefits to maintain their focus and dedication to Spansion notwithstanding a possible transaction that could result in a change of control. Generally, change of control benefits under the change in control severance agreements for our NEOs are in the form of enhanced severance benefits, require a double-trigger and do not include any tax gross-up provisions. Additional details regarding our change of control severance agreements for each of our current NEOs are set forth below in the Termination in Connection With a Change of Control section of the Form 10-K and the tables that follow the discussion.

Equity Ownership Guidelines

In November 2012, the Committee recommended and the Board of Directors approved Spansion equity ownership guidelines for both our NEOs and the Board of Directors. These guidelines are intended to align the financial interests of Spansion’s executive officers with the interests of the stockholders by ensuring that they develop a meaningful ownership. Officers are required to own a minimum of a specified number of shares, set as an approximate multiple of their base salary, within five years of becoming subject to the guidelines in the table below. Messrs. Kispert and Furr are on track to meet this objective and have currently achieved approximately 60% and 80% of their respective guidelines.

Named Executive Officer	Approximate Multiple of Base Salary	Minimum Number of Shares to be Owned (by 2017)
John H. Kispert	3.0	225,000
Randy W. Furr	1.5	52,500

Compensation Recovery (“Clawback”) Policy

The NEOs are subject to the Compensation Recovery Policy. The policy provides that the Board of Directors may require reimbursement or forfeiture of all or a portion of any cash or equity compensation that was paid to an NEO based on financial results, if 1) a restatement of the Company’s financial results is required, and 2) the Board determines that misconduct on the part of one or more of the NEO contributed to the Company’s obligation to file the restatement.

Benefits

The NEOs participate in the same benefit programs that are generally available to all employees and on the same terms. Mr. Kispert may be reimbursed up to $20,000 per year, and Mr. Furr may be reimbursed up to $3,000 per year for financial planning expenses. In addition, the NEOs are eligible for an executive medical physical benefit valued at up to $3,500 per year. Spansion does not otherwise provide perquisites to any NEOs.

Stock Trading Restrictions

Spansion prohibits Board members, NEOs and employees from engaging in short-term or speculative transactions in Spansion stock, including short sales, transactions in put options and hedging transactions. In addition, the pledging of Spansion securities as collateral for a loan is prohibited, with limited exceptions.

Tax and Accounting Implications

$1 Million Deduction Limit. Section 162(m) of the Internal Revenue Code generally limits a tax deduction to public corporations for certain executive compensation in excess of $1 million per fiscal year. Certain types of compensation are deductible only if performance criteria are approved by stockholders. While the Committee considers deductibility under Section 162(m) with respect to compensation arrangements with executive officers, deductibility is not the sole factor used in ascertaining appropriate levels or modes of compensation. Since corporate objectives may not always be consistent with the requirements for full deductibility, certain compensation paid by Spansion in fiscal 2014 or in the future may not be fully deductible under Section 162(m).  Salary and cash incentive compensation and equity awards granted to the NEOs in fiscal 2014 will be deductible only to the extent that they do not aggregate in excess of $1 million, are paid when the Named Executive Officer is no longer a Named Executive Officer or otherwise qualify as performance based compensation that is exempt from Section 162(m).

Accounting for Equity-Based Compensation. Spansion accounts for equity-based awards in accordance with the requirements of FASB ASC Topic 718, “Compensation-Stock Compensation.”

Mitigation of Risk Relating to Compensation

The Committee has reviewed compensation-related risks and does not believe the Company’s compensation programs encourage excessive or inappropriate risk-taking or create risks that are reasonably likely to have a material adverse effect on the Company for the following reasons:

• The fixed (or base salary) component of the Company’s compensation programs is designed to provide income independent of the Company’s stock price performance so that the Company’s employees will not focus exclusively on stock price performance to the detriment of other important business metrics. The variable (cash bonus and equity) components of compensation are designed to reward both short- and long-term Company performance, which the Company believes discourages employees from taking actions that focus only on the short-term success of the Company. The Committee feels that the variable elements of the Company’s compensation programs are a sufficient percentage of overall compensation to motivate the Company’s executives and other employees to pursue superior short- and long-term corporate results, while the fixed element is also sufficiently high to discourage the taking of unnecessary or excessive risks in pursuing such results.

• Because revenue and operating income performance are generally the measures for determining incentive award payments, the Committee believes the Company executives and other employees are encouraged to take a balanced approach that focuses on generating corporate revenue while taking into account operating expenses. If the Company is not profitable at a reasonable level, there are no payouts under the incentive award program. The use of an internal non-GAAP EPS metric and a relative TSR metric in our performance-based RSU program provides breadth and balance in our objectives and motivates the executive team to ensure the Company succeeds not only against its own internal goals, but that the Company also succeeds relative to other similar companies.

• The Company’s revenue and operating income performance targets are applicable to executives and employees alike, regardless of functional group. The Committee believes this encourages consistent behavior and focus across the Company, rather than establishing different performance metrics depending on an employee’s level at the Company.

• The Company caps the funding of the cash incentive award for the EIP at 200% of target, which also discourages excessive risk taking. Even if the Company dramatically exceeds its revenue and operating income performance targets, incentive award payouts are limited. Conversely, the Company has minimum revenue and operating income targets so that revenue and profitability below a certain level (determined by the Committee) results in no incentive award payouts.

• The Company caps the cash incentive award for the Sales Incentive Plan, which it believes also discourages excessive risk taking and guards against unpredictable circumstances in the marketplace. Even if the participant dramatically exceeds their revenue performance goals, incentive award payouts are limited to180% of their plan target. Sales employees above the vice president level do not participate in the Sales Incentive Plan and are thus limited to the EIP cap and are incentivized to balance both revenue and profitability, which the Committee believes also discourages excessive risk taking within the sales force.

• The Company has strict internal controls over the measurement and calculation of revenue and operating income, designed to keep them from being manipulated by any employee, including the Company executives. In addition, all the Company employees are required to comply with the Company’s Code of Business Conduct, which covers among other things, accuracy in keeping the Company’s records.

• The Committee approves the employee annual and new hire equity guidelines as well as the overall equity pool. Any recommended equity grants outside these guidelines require special approval by the Committee.

• In 2012, the Company’s board adopted stock ownership guidelines for the NEOs and the directors to support these individuals acting as owners of the Company.

• As part of the Company’s Insider Trading Policy, the Company prohibits hedging and pledging transactions involving the Company’s stock so executives and other employees cannot insulate themselves from the effects of poor stock price performance.

• In 2012, the Company’s board adopted a Compensation Recovery Policy providing that the Company’s board may require reimbursement or forfeiture of all or a portion of any cash or equity compensation that was paid to an executive based on financial results if a restatement is required and the Company’s board determines that misconduct on the part of the executive contributed to the Company’s obligation to file the restatement.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

THE COMPENSATION COMMITTEE

William E. Mitchell, Chair

Raymond Bingham

Michael S. Wishart

Fiscal 2014 Compensation Tables

Fiscal 2014 Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the Named Executive Officers for the fiscal year ended December 28, 2014.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Award	Awards	Compensation	Compensation
Name and Principal Position	Year	($) (1)	($)	($)(2)(3)	($)(4)	($)	($)(5)	Total ($)
John H. Kispert	2014	897,404	0	6,390,225	0	0	30,231	7,317,860
President and Chief Executive	2013	830,769	0	2,122,900	874,090	0	28,435	3,856,194
Officer	2012	917,308	0	6,519,500	2,946,160	0	11,965	10,394,933

Randy W. Furr	2014	439,154	0	2,005,872	0	0	15,801	2,460,827
Corporate Executive Vice President	2013	416,308	0	683,800	279,709	0	11,834	1,391,651
and Chief Financial Officer	2012	448,462	0	2,529,787	1,157,420	0	8,738	4,144,407

(1)   For 2014, the salary column reflects 52 weeks of salary. This includes a 15% reduction for Mr.Kispert and a 10% reduction for Mr. Furr during the first week of fiscal 2014.

(2)   The 2014 Stock Awards column includes both the 2014 Annual PSU and RSU awards for each Named Executive Officer. The amounts shown in the Stock Awards column reflect the aggregate grant date fair value for stock awards granted during the fiscal years ended December 30, 2012, December 29, 2013 and December 28, 2014. The grant date fair values are computed in accordance with FASB ASC Topic 718.

(3)   For the PSU awards, the actual value, if any, that an executive may realize from an award is contingent upon the satisfaction of the conditions to vesting in that award, thus there is no assurance that the value, if any, eventually realized by the executive will correspond to the amount shown. The grant date fair values of 2014 PSUs are provided to us by Radford, an Aon Hewitt Consulting company, using the Monte Carlo simulation valuation method.

(4)   The amounts shown in the Option Awards column reflect the aggregate grant date fair value for non-qualified stock option awards granted during the fiscal years ended December 30, 2012 and December 29, 2013. The grant date fair values are computed in accordance with FASB ASC Topic 718.

(5)   The amounts shown in the All Other Compensation column include the following:

		Life
	401(k)	Insurance	Wellness	Financial	Executive	Total Other
	Match	Premiums	Payments	Planning	Physical	Compensation
John Kispert	$7,800	$2,431	$0	$20,000	$0	$30,231
Randy Furr	$7,800	$1,189	$312	$3,000	$3,500	$15,801

Grants of Plan-Based Awards for Fiscal 2014

The table below summarizes all grants of plan-based awards to all Named Executive Officers during fiscal 2014, which ended on December 28, 2014. The stock options and the unvested portion of the restricted stock unit awards identified in the table below are also reported in the Summary Compensation Table and in the Outstanding Equity Awards at Fiscal 2014 Year-End Table.

		Estimated Possible Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)(3)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#) (4)	($) (5)
John H. Kispert	—	562,500	1,125,000	2,250,000
	1/31/2014	—	—	—	—	140,000	210,000	140,000	4,611,600
	11/14/2014	—	—	—	—	84,375	84,375	—	1,778,625

Randy W. Furr	—	176,000	352,000	1,056,000
	1/31/2014	—	—	—	—	44,000	66,000	44,000	1,449,360
	11/14/2014	—	—	—	—	26,400	26,400	—	556,512

(1)   These columns reflect the threshold, target and maximum target bonus amounts for fiscal 2014, as described in “Compensation Discussion and Analysis—Short-Term Incentive Compensation.” Threshold awards are earned only if threshold financial objectives are achieved. For fiscal 2014 no awards were made under the EIP to the named Executive Officers.

(2)   These columns reflect PSUs at target performance granted on January 31, 2014,as described in “Compensation Discussion and Analysis—Long-Term Equity-Based Incentive Compensation.” The PSU award has a 3-year performance period (January 31, 2014 to January 31, 2017) and will be earned based on a 1-year (2014 vs. 2013) Non-GAAP EPS growth objective. The number of PSUs earned can vary from 0% to 125% of the units granted. PSUs become eligible to vest at the end of three years from grant date. The number of units vesting will be modified based on Spansion’s 3-year Total Shareholder Return (TSR) relative to the S&P Semiconductor Index (+25% or -25%). The maximum number of units that can be earned and vested is 150% of the original number of units.

(3)   These columns reflects PSUs at target performance granted on November 14, 2014, as described in “Compensation Discussion and Analysis—Long-Term Equity-Based Incentive Compensation.” PSUs are eligible to vest 40% on January 30, 2015, 40% on January 30, 2016, and 20% on January 30, 2017, subject to the achievement of 100% or better based on the Spansion’s 2014 Employee Incentive Plan (EIP) Matrix. In no event shall PSUs vest if achievement on the EIP Matrix is less than 100%, nor will more than 100% of the PSUs subject to this Award vest and become payable.

(4)   This column reflects the time-based RSUs for fiscal 2014 granted on January 31, 2014, as described in “Compensation Discussion and Analysis—Long-Term Equity-Based Incentive Compensation.” One-third of the RSU award vests annually on the first anniversary of the grant date, then the award vests quarterly thereafter so that the grant is 100% vested after three years.

(5)   This column reflects the grant date fair value of each restricted stock unit award computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal 2014 Year-End

The table below summarizes the outstanding Spansion equity awards held by Named Executive Officers at the end of fiscal 2014.

	Option Awards					Stock Awards

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option		Equity Incentive Plan Awards: Number of Unearned Shares, Units or		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or
				Exercise	Option	Other Rights		Other Rights
				Price	Expiration	That Have Not		That Have Not
Name	Exercisable	Unexercisable		($)	Date	Vested (#)		Vested ($) (1)

John H. Kispert	802,606	0	(2)	$10.51	05/10/2017
	525,000	0	(3)	$19.88	01/31/2018
	661,111	38,889	(4)	$10.03	1/31/2019
	106,944	68,056	(5)	$11.50	1/31/2020
						44,625	(6)	1,544,471
						100,002	(7)	3,461,069
						80,500	(8)	2,786,105
						54,000	(9)	1,868,940
						140,000	(10)	4,845,400
						84,375	(11)	2,920,219
						140,000	(12)	4,845,400
Randy W. Furr	248,146	0	(2)	$10.51	05/10/2017
	200,000	0	(3)	$19.88	01/31/2018
	186,322	15,278	(4)	$10.03	1/31/2019
	34,222	21,778	(5)	11.50	1/31/2020
						23,375	(6)	809,009
						52,002	(7)	1,799,789
						26,000	(8)	899,860
						17,334	(9)	599,930
						44,000	(10)	1,522,840
						26,400	(11)	913,704
						44,000	(12)	1,522,840

(1)

The dollar value of these awards is calculated by multiplying the number of units by $34.61, the closing sales price of Spansion Class A Common Stock on December 26, 2014, the last trading day of fiscal 2014.

(2)	This stock option vests over a three-year period with one-third of the shares vesting on May 10, 2011, and the remaining shares vesting in equal monthly installments over the remaining 24 months.

(3)	This stock option vests over a three-year period with one-third of the shares vesting on January 31, 2012, and the remaining shares vesting in equal monthly installments over the remaining 24 months.

(4)	This stock option vests over a three-year period with one-third of the shares vesting on January 31, 2013 and the remaining shares vesting in equal monthly installments over the remaining 24 months.

(5)	This stock option vests over a three-year period with one-third of the shares vesting on January 31, 2014 and the remaining shares vesting in equal monthly installments over the remaining 24 months.

(6)

The PSU award vests over a four-year period on the last trading day in January of each of the four years following the date of grant. Vesting is subject to performance goals in each of the four fiscal years commencing with the date of grant, with minimum vesting of 50 percent and maximum vesting of 150 percent. If performance goals are not met in a particular year, the shares not vested will be carried forward and will be forfeited if not earned by the last performance year. If performance is above target in a particular year, up to 150 percent of eligible shares may vest. Shares carried forward from prior years will be used before shares are accelerated.   No more than the target award number of shares will vest over the four-year period.

(7)

The PSU award vests over a three-year period on the last trading day in January of each of the three years following the date of grant. Vesting is subject to performance goals in each of the three fiscal years commencing with the date of grant, with minimum vesting of 50 percent and maximum vesting of 150 percent. If performance goals are not met in a particular year, the shares not vested will be carried forward and will be forfeited if not earned by the last performance year. If performance is above target in a particular year, up to 150 percent of eligible shares may vest. Shares carried forward from prior years will be used before shares are accelerated.   No more than the target award number of shares will vest over the three-year period.

(8)	The PSU award vests over a three-year period, with two 18-month performance periods, subject to performance conditions.

(9)	The RSU award vests annually over a three-year period.

(10)	The PSU award vests January 31, 2017 on the three-year anniversary, subject to performance conditions.

(11)	The PSU award vests 40% on January 30, 2015, 40% on January 30, 2016 and 20% on January 30, 2017, subject to performance conditions.

(12)	The RSU award vests over a three-year period with one-third of the shares vesting on January 31, 2015 and one-twelfth of the shares vesting quarterly installments over the remaining 24 months.

Option Exercises and Stock Vested for Fiscal 2014

The table below summarizes the Spansion stock option award exercises and restricted stock units vested by Named Executive Officers during fiscal 2014.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of	Value Realized	Number of	Value Realized
	Shares	on Exercise	Shares	on Vesting
	Acquired	($)	Acquired	($)
	on Exercise		on Vesting
	(#)		(#)

(a)	(b)	(c)	(d)	(e) (1)
John H. Kispert	—	—	276,263	4,463,530
Randy W. Furr	145,800	902,086	120,193	1,906,115

(1)

The value realized equals the fair market value of Spansion common stock on the vesting date, as measured by the closing price on that date, multiplied by the number of shares that vested, in accordance with the terms of the 2010 Equity Incentive Award Plan.

Potential Payments upon Termination, a Change of Control or Other Events

Information on acceleration of the vesting terms under our equity grants in connection with a change in control can be found on page 97 of the CD&A.

Following is a general discussion of the compensation available to our NEOs in the event an executive’s employment terminates. The actual payments can be determined only at the time of the executive’s separation from Spansion. For purposes of illustration, however, tables below reflect the compensation Spansion would have provided to the NEOs had their employment terminated effective December 28, 2014.

Termination for Any Reason

When employment terminates for any reason, each NEO is entitled to receive compensation earned during the time the executive was employed. Such compensation includes:

•	Compensation earned during the fiscal year;

•	Vested equity awards issued under any Spansion equity plan pursuant to the applicable terms and conditions of each award; and

•	Benefits accrued under Spansion’s Retirement Savings Plan.

Termination Due to Death, AD&D

In the event employment termination is due to death, in addition to compensation listed above under “Termination for Any Reason,” each NEO’s beneficiary receives (i) all or a pro-rata portion of the payment he or she would otherwise have been entitled to receive under the short-term incentive plans, as long as the Named Executive Officer was an active participant in the plan for at least six months of the plan year, (ii) life insurance benefits, and (iii) if eligible, AD&D and/or a survivor income benefit.

Involuntary Termination in Connection with a Reduction in Force

In the event employment termination is involuntary due to a reduction in force, in addition to any compensation due under “Termination for Any Reason” listed above, each NEO receives a lump sum severance payment equivalent to two weeks of base salary plus one week of base salary for each year of completed service (such number of weeks, referred to as the severance period). In addition, COBRA medical coverage, dental coverage, vision coverage and Employee Assistance Plan are provided by Spansion during the severance period.

Termination in Connection With a Change of Control

In 2014, the Board of Directors approved revisions to the form of double-trigger change of control severance agreement for Messrs. Kispert and Furr (the “COC Agreements”) that would provide an incentive to those executives for their continued service up to and after a change of control such as the merger.

Under the COC Agreements, if within 120 days before or 12 months following a change of control (as described below), the executive’s employment is terminated by Spansion or its successor other than for Cause (as defined in the COC Agreements) or by reason of death or disability, or if the officer terminated employment for Good Reason (as defined in the COC Agreements), in addition to the compensation listed above under the heading “Termination for Any Reason,” the following would occur:

•	The executive officer would receive a lump sum payment equal to the executive’s monthly base salary plus target annual incentive immediately prior to employment termination multiplied by 24;

•

Acceleration of all unvested equity granted to the executive officer under any Spansion equity incentive plan and held by the executive at the termination date, with twelve months to exercise any stock options that are assumed; and

•	Payment of premiums incurred by the executive and the executive’s dependents for COBRA healthcare continuation coverage for a period of 24 months following the termination date.

 Generally, under the COC Agreements, a change of control is conclusively presumed to have occurred on:

•

The closing of a business combination (such as a merger or consolidation) of Spansion with any other corporation or other type of business entity (such as a limited liability company), other than a business combination consummated in connection with Spansion’s emergence from bankruptcy or which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty percent (50%) of the total voting power represented by the voting securities of the Company or such controlling surviving entity outstanding immediately after such business combination; or

•

The sale, lease, exchange or other transfer or disposition by Spansion of all or substantially all (more than seventy percent (70%)) of Spansion’s assets by value, other than in connection with Spansion’s liquidation or dissolution as a result of its bankruptcy; or

•

An acquisition of any Spansion voting securities by any “person” (as the term “person” is used for purposes of Section 13(d) or Section 14(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”)) immediately after which such person has “beneficial ownership” (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of fifty percent (50%) or more of the combined voting power of Spansion’s then outstanding voting securities, other than any such acquisition arising out of Spansion’s emergence from bankruptcy.

In the event that the severance payments and benefits payable under the COC Agreements trigger excise taxation under Sections 280G and 4999 of the Internal Revenue Code, the severance will be either (1) paid in full, or (2) reduced so the NEO is not subject to excise taxation, whichever results in the NEO’s receipt of the greatest after–tax severance amount. The COC Agreements do not include any tax gross-up provisions, whether in connection with the Sections 280G and 4999 of the Internal Revenue Code, or otherwise.

Pursuant to the COC Agreements, each executive agrees to a continuing obligation of confidentiality, a two-year period of non-solicitation of the Company or its affiliates’ employees or customers and an obligation not to take any action or publish any statement that disparages in any way the Company or current or former employees or affiliates.

The forms of the COC Agreements have been filed with the SEC.

Agreements with Executive Officers

Spansion entered into employment offer letters with the NEOs setting their initial salary and target bonus opportunity and entitling them to benefits and certain initial equity awards. The NEOs also are party to the COC Agreements described above.

The following tables show the potential payments that would have been made to each of the Named Executive Officers, if their respective employment with us had terminated as of December 28, 2014.

John H. Kispert

			Involuntary or for
	Involuntary		Good Reason
	Not for Cause		Following
Executive Benefits and	Termination		Change of
Payments Upon Termination	(Reduction in		Control Within 12
as of December 28, 2014	Force)		Months		Death
Compensation:
Base Salary	$103,846	(1)	$1,800,000	(2)
Short-term Incentive			$2,250,000	(3)
Long-term Incentive
Stock Options			$2,528,666	(4)
Performance Stock Units			$15,557,264	(4)
Restricted Stock Units			$6,714,340	(4)
Benefits:
Health Insurance (COBRA)	$4,189		$50,271	(5)
Life Insurance Proceeds					$2,701,000
Survivor Income Benefit					$4,000

(1)	Mr. Kispert was eligible to receive 6 weeks of severance pay as described under “Involuntary Termination in Connection with a Reduction in Force” above.

(2)	Mr. Kispert was eligible to receive 24 months of salary upon termination as described under “Termination in Connection with a Change of Control” above.

(3)	Mr. Kispert was eligible to receive 24 months of short-term incentive upon termination as described under “Termination in Connection with a Change of Control” above.

(4)	Unvested and accelerated equity value is calculated based on the fair market value of $34.61 on December 26, 2014, which was the last trading day of Spansion’s fiscal 2014.

(5)	Mr. Kispert was eligible for 24 months of post-employment health care coverage.

Randy W. Furr

			Involuntary or for
	Involuntary		Good Reason
	Not for Cause		Following
Executive Benefits and	Termination		Change of
Payments Upon Termination	(Reduction in		Control Within 12
as of December 28, 2014	Force)		Months		Death
Compensation:
Base Salary	$50,769	[1]	$880,000	[2]
Short-term Incentive			$704,000	[3]
Long-term Incentive
Stock Options			$878,823	[4]
Performance Stock Units			$5,945,202	[4]
Restricted Stock Units			$2,122,770	[4]
Benefits:
Health Insurance (COBRA)	$2,046		$24,546	[5]
Life Insurance Proceeds					$1,321,000
Survivor Income Benefit					$4,000

(1)   Mr. Furr was eligible to receive 6 weeks of severance pay as described under “Involuntary Termination in Connection with a Reduction in Force” above.

(2)   Mr. Furr was eligible to receive 24 months of salary upon termination as described under “Termination in Connection with a Change of Control” above.

(3)   Mr. Furr was eligible to receive 24 months of short-term incentive upon termination as described under “Termination in Connection with a Change of Control” above.

(4)   Unvested and accelerated equity value is calculated based on the fair market value of $34.61 on December 26, 2014, which was the last trading day of Spansion’s fiscal 2014.

(5)   Mr. Furr was eligible for 24 months of post-employment health care coverage.

DIRECTOR COMPENSATION

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

Cash Compensation

During fiscal 2014 our current independent directors received fees for their services as set forth in the table below. All annual cash compensation is paid in quarterly installments.

Annual Retainer (1)	$60,000

Additional Annual Retainers:
Board Chairperson	$60,000
Audit Committee Chair	$20,000
Compensation Committee Chair	$20,000
Nominating and Corporate Governance Committee Chair	$10,000

Fees for serving on a Board Committee (2)	$5,000

Fees Per Board/Committee Meeting in Excess of Ten Meetings (3)	$2,000

(1)	All independent directors, including directors serving as Chairperson, receive this annual retainer.
(2)	All independent directors serving on a Board committee, excluding directors serving as the Committee Chair, receive this annual fee.
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

Equity-Based Incentive Compensation

When a new independent director is appointed to the Board, the director will receive an initial restricted stock unit award valued at $225,000 on the date of grant. For each year of continued service, each independent director continuing service on the Board will receive an annual restricted stock unit award valued at $225,000 on the date of grant. In addition, for each year of continued service:

•	an independent director serving as the Chairperson of the Board will receive an additional annual restricted stock unit award valued at $300,000 on the date of grant;

•	an independent director serving as Chair of the Audit or Compensation Committee will receive an additional annual restricted stock unit award valued at $150,000 on the date of grant; and

•	an independent director serving as Chair of the Nominating and Governance Committee will receive an additional annual restricted stock unit award valued at $75,000 on the date of grant.

Annual equity-based compensation has generally been awarded to independent directors on the first trading day in April of each year, however, in November 2014 the director compensation policy was revised to provide that grants for service as the Chairman of the Board or of a committee Chair would be made on the first trading date after the annual shareholders meeting. All equity awards vest quarterly over three years. Vesting will accelerate in connection with a change of control of Spansion. Upon retirement from or other cessation of service as a member of the Board of Directors, all unvested options and RSUs are cancelled. Former directors have three months following their cessation of service as members of the Board of Directors to exercise any vested options, provided that following a change of control, the independent members of the Board of Directors will have 12 months to exercise any vested options that are assumed by the surviving entity in any such transaction.

Equity Ownership Guidelines

In November 2012, the Compensation Committee recommended and the Board of Directors approved Spansion equity ownership guidelines for the non-employee directors.  These guidelines are intended to align the financial interests of Spansion’s Board members with the interests of the shareholders by ensuring that they develop a meaningful ownership position in the Company.  The directors are required to own a minimum of a specified number of shares of Spansion stock, set initially as a multiple of three times their annual retainer, within five years of becoming subject to the guidelines.  The Board members’ guideline is 15,000 shares and the Board chairman’s guideline is 30,000 shares.

Director Summary Compensation Table for Fiscal 2014

The following table provides information concerning compensation paid to or earned by each of the independent directors who served on our Board of Directors at any time during fiscal 2014. Mr. Kispert, our President and Chief Executive Officer, does not receive additional compensation for his services as a director. The compensation received by Mr. Kispert as an employee of the Company is shown in the Fiscal 2014 Summary Compensation Table.

	Fees Earned or	Stock	Total
	Paid in	Awards	($)
	Cash	($)(2)
Name	($)(1)

Raymond Bingham	160,126	600,001	760,127
Keith Barnes	97,576	374,996	472,572
Hans Geyer	87,000	225,001	312,001
O.C. Kwon (3)	22,418	224,999	247,417
William E. Mitchell	103,262	375,000	478,262
Clifton Thomas Weatherford	110,000	374,996	484,996
Michael Wishart	82,776	225,001	307,777

(1)	Retainers are pro-rated when a member of the Board of Directors is added or removed from a Committee position.
(2)

Amounts shown do not reflect compensation actually received by the directors.  Instead, the amounts reported reflect the grant date fair value of each stock option and restricted stock unit award computed in accordance with FASB ASC Topic 718.

(3)	The amounts reported in the table do not include amounts paid for consulting fees prior to appointment to the Board in the amount of $43,846.

As of December 28, 2014, the aggregate number of shares of common stock underlying stock options and restricted stock unit awards held by each of our independent directors were:

	Aggregate Number of	Aggregate Number of
Name	Shares Underlying	Shares Underlying
	Stock Options	Restricted Stock Unit Awards
Raymond Bingham	178,000	47,409
Keith Barnes	24,418	33,265
Hans Geyer	74,000	18,110
O.C. Kwon	-	11,137
William E. Mitchell	54,000	24,966
Clifton Thomas Weatherford	82,750	33,265
Michael S. Wishart	14,000	23,694

Compensation Committee Interlocks and Insider Participation

The individuals who served as members of the Compensation Committee during fiscal 2014 were Messrs. Bingham, Barnes, Mitchell and Wishart. Mr. Wishart served from May 2014 to fiscal year-end and Mr. Barnes served from January 2014 to May 2014. No member of the Compensation Committee was at any time during fiscal 2014 or at any other time an officer or employee of Spansion. No member had any relationship with Spansion requiring disclosure under Item 404 of Regulation S-K. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee during fiscal 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial owners of more than five percent of the outstanding shares of Spansion common stock as of December 28, 2014. This information is based upon our records and other information available from outside sources. We are not aware of any other beneficial owner of more than five percent of any class of Spansion common stock. Except as otherwise indicated, to our knowledge, each person has sole investment and voting power with respect to the shares shown as beneficially owned.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned (1)

Ameriprise Financial, Inc.(2) 145 Ameriprise Financial Center Minneapolis, MN 55474	6,024,576	9.63%

International Value Advisers, LLC(3) 717 Fifth Avenue, 10th Floor New York, New York 10022	5,678,303	9.07%

Citadel Advisors LLC and the related groups of funds c/o Citadel LLC, 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603(4)	3,446,026	5.51%

Balyasny Asset Management LLC and the related groups of funds, with its principal business office at 181 West Madison, Suite 3600 Chicago, Illinois 60602(5)	3,165,526	5.06%

(1)	Based on 62,586,465 shares of common stock as of December 28, 2014. Calculated in accordance with the rules of the Securities Exchange Act of 1934, as amended.
(2)	Based on information set forth in the Schedule 13G, Amendment No. 5, filed with the SEC on September 9, 2014, by Ameriprise Financial, Inc. (“AFI”), Columbia Management Investment Advisers, LLC (“CMIA”) and Columbia Seligman Communications & Information Fund (the “Fund”) pursuant to a joint filing agreement. CMIA, a wholly-owned subsidiary of AFI, is an investment advisor and has shared voting power with AFI as to 783,062 shares and shared dispositive power with AFI as to 5,266,908 shares of our common stock. The Fund has sole voting power and shared dispositive power for 3,809,014 shares of our common stock. AFI, as the parent company of CMIA, may be deemed to beneficially own the shares reported herein by CMIA. CMI, as the investment adviser to the Fund may be deemed to beneficially own the shares reported by the Fund. The shares reported herein by AFI include the shares reported by CMIA. The shares reported by CMI include the shares reported by the Fund. Each of AFI and CMIA disclaims beneficial ownership of any of these shares.
(3)	Based on information set forth in the Schedule 13G filed with the SEC on February 14, 2014. International Value Advisors, LLC has sole voting power for 5,323,296 shares and sole dispositive power for 5,678,303 shares.

(4)

Based on information set forth in the Schedule 13G filed with the SEC on June 17, 2014 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holding II LP (“CAH-II”), Citadel GP LLC (“CGP”) and Mr. Kenneth Griffin, with respect to shares of Class A common stock (and options to purchase Class A common stock) owned by Citadel Global Equities Master Fund Ltd., Citadel Equity Fund Ltd., Surveyor Capital Ltd., Citadel Quantitative Strategies Master Fund Ltd., and Citadel Securities LLC. Citadel Advisors may be deemed to beneficially own 3,302,698 shares of our common stock, and has shared voting power and shared dispositive power as to such shares. CAH-II may be deemed to beneficially own 3,400,857 shares of our common stock, and has shared voting power and shared dispositive power as to such shares. CGP and Mr. Griffin may each be deemed to beneficially own 3,446,026 shares of our common stock, and each has shared voting power and shared dispositive power as to such shares.

(5)	Based on information set forth in the Schedule 13G filed with the SEC on September 19, 2014 by Balyasny Asset Management LLC regarding Atlas Master Fund, Ltd. (“AMF”), Atlas Global, LLC (“AG”), Atlas Global Investments, Ltd. (“AGI”), Atlas Institutional Fund, LLC (“AIF LLC”), Atlas Institutional Fund, Ltd. (“AIF Ltd”), Atlas Institutional Fund II, LLC (AIF2 LLC”), Atlas Institutional Fund II, Ltd. (“AIF2 Ltd), Atlas Global Japan Unit Trust (“AGJ”), Atlas Enhanced Master Fund, Ltd. (“AEMF”), Atlas Enhanced Fund, L.P. (“AEF LP”), Atlas Enhanced Fund, Ltd. (“AEF Ltd”), Atlas Fundamental Trading Master Fund Ltd. (“AFT Master”), Atlas Fundamental Trading Fund, L.P. (“AFT LP”), Atlas Fundamental Trading Fund, Ltd. (“AFT Ltd”), Lyxor/Balyasny Atlas Enhanced Fund Limited (“LYXOR”), Balyasny Asset Management L.P. (“BAM”), and Dmitry Balyasny. The Schedule 13G indicates that (i) AMF, AG, AGI, AIF LLC, AIF Ltd AIF2 LLC, AIF2 Ltd and AGJ had sole voting and dispositive power with respect to 1,588,326 shares of our common stock and no shared voting or dispositive power; (ii) AEMF, AEF LP and AEF Ltd had sole voting and dispositive power with respect to 1,267,283 shares of our common stock and no shared voting or dispositive power; (iii) AFT Master, AFT LP and AFT Ltd had sole voting and dispositive power with respect to 148,232 shares of our common stock and no shared voting or dispositive power; (iv) LYXOR had sole voting and dispositive power with respect to 161,685 shares of our common stock and no shared voting and dispositive power; (v) BAM had sole voting and dispositive power with respect to 3,165,526 shares of our common stock and no shared voting power or dispositive power; and (vi) Mr. Balyasny had sole voting and dispositive power with respect to 3,165,526 shares of our common stock and no shared voting or dispositive power. The Schedule 13G indicates that BAM is the investment manager to each of AMF, AG, AGI, AIF LLC, AIF Ltd, AIF2 LLC, AIF2 Ltd, AGJ, AEMF, AEF LP, AEF Ltd, AFT MASTER, AFT LP, AFT Ltd and LYXOR and may be deemed to beneficially own the 3,165,526 shares of our common stock beneficially owned by the companies listed above. Mr. Balyasny is the sole managing member of the general partner of BAM. Mr. Balyasny may be deemed to beneficially own the 3,165,526 shares of our common stock beneficially owned by BAM. The principal address for AMF, AGI, AIF Ltd, AIF2 Ltd, AEMF, AEF Ltd, AFT MASTER, AFT Ltd, is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand Cayman KY1-1104, Cayman Islands, British West Indies. The principal address for AG, AIF LLC, AIF2 LLC, AEF LP, AFT LP and BAM is 181 West Madison, Suite 3600, Chicago, IL 60602. The principal address of AGJ is c/o CIBC Bank and Trust Company (Cayman) Limited, CIBC Financial Centre, 11 Dr. Roy’s Drive-3rd Floor, P.O. Box 694, Grand Cayman, Cayman Islands, British West Indies. The registered office of LYXOR is 18 Esplanade, St. Helier, Jersey JE4 8RT, Channel Islands.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information known to us with respect to beneficial ownership of Spansion common stock, as of December 28, 2014, for our current directors and each of our executive officers listed in the Fiscal 2014 Summary Compensation Table and all of our directors and executive officers as a group. This ownership information is based upon information provided by the individuals.

		Shares Acquirable	Aggregate	Percent of Class
	Shares	Currently	Shares Beneficially	Beneficially
Name	Currently Owned	or Within 60 Days	Owned (1)	Owned (1)(2)
John H. Kispert	134,263	2,217,940	2,352,203	3.8%
Raymond Bingham(3)	44,707	164,539	209,246	*
Keith Barnes	28,161	12,750	40,911	*
Hans Geyer	37,321	68,583	105,904	*
O.C. Kwon	1,012	1,012	2,024	*
William Mitchell	30,512	48,873	79,385	*
Clifton Thomas Weatherford	16,227	71,082	87,309	*
Michael S. Wishart	5,657	4,666	10,323	*
Randy W. Furr	42,293	710,414	752,707	1.2%
All directors and executive officers as a group (8 persons)	340,153	3,299,859	3,640,012	5.8%

*	Less than one percent.
(1)

The number and percentage of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any share which the individual has the right to acquire within 60 days of December 28, 2014, through the exercise of any stock option or the vesting of any restricted stock unit award. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2)	Percent of class beneficially owned is based on 62,586,465 shares of Spansion common stock outstanding as of December 28, 2014.
(3)

Represents 33,374 shares held by Mr. Bingham and a limited partnership, and 11,333 shares in which trusts for Mr. Bingham's children hold partnership interests in the limited partnership. Mr. Bingham has authority to act on behalf of the limited partnership, but disclaims beneficial ownership of these shares except to the extent of his beneficiary interest therein.  Mr. Bingham disclaims beneficial ownership of these shares except to the extent of his beneficiary interest therein.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options, warrants and rights granted to employees and directors, as well as the number of securities remaining available for future issuance under Spansion’s 2010 Equity Incentive Award Plan as of December 28, 2014.

	(a)		(b)	(c)
Number of securities
remaining available
for
			Weighted-	future issuance under
	Number of securities		average	equity
	to be issued upon		exercise price of	compensation plans
	exercise of		outstanding	(excluding securities
	outstanding options,		options, warrants	reflected in column
	warrants and rights		and rights	(a))
Plan category	(#)		($)	(#)
Equity compensation plans approved by security holders	8,090,791	(1)	13.0966	2,762,975	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	8,090,791			2,762,975

(1)	Includes 4,692,165 shares issuable upon exercise of outstanding stock options and3,398,626 shares issuable upon vesting of outstanding restricted stock units.
(2)

The 2010 Equity Incentive Award Plan contains a provision that provides for automatic increases to the authorized number of shares to occur on January 1 of each year, through January 1, 2015, equal to the least of 7,000,000 shares or a percentage of the shares outstanding. Does not include the increase of 2,181,476 (3.5 percent of shares outstanding) that occurred on January 1, 2015, pursuant to the Plan’s automatic increase provision.

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

The Audit Committee has considered and adopted standing pre-approvals under the policy for limited transactions with related persons. Such pre-approved transactions include:

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

•

any charitable contribution, grant or endowment by Spansion to a charitable organization, foundation or university at which a related person’s only relationship is as an employee (other than an executive officer or director), if the aggregate amount involved does not exceed the lesser of $1,000,000, or two percent of the charitable organization’s total annual receipts; and

•

any transaction where the related person’s interest arises solely from the ownership of Spansion’s common stock and all holders of Spansion’s common stock received the same benefit on a pro rata basis.

Director Independence

The Board of Directors affirmatively determines the independence of each director in accordance with the elements of independence set forth in the New York Stock Exchange listing standards. In February 2015, the Board reviewed the independence of each director. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and Spansion and our subsidiaries and affiliates. The Board also considered whether there were any transactions or relationships between directors or any member of their immediate families (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of Spansion’s executive team or their affiliates. The purpose of this review was to determine whether any transactions or relationships exist that are inconsistent with a determination of director independence.

As a result of this review, the Board of Directors considered: Mr. Bingham’s service on the board of directors of Flextronics International Ltd., which is a customer of Spansion, and Spansion’s employment of Mr. Bingham’s adult son in an entry-level Human Resources position during 2014. The Board determined that these relationships and transactions do not conflict with the elements of independence set forth in the New York Stock Exchange listing standards. Therefore, the Board of Directors affirmatively determined that each of the following directors and director nominees is independent and has no relationship with Spansion, except as a director and stockholder of Spansion:

• Keith Barnes	• William E. Mitchell

• Raymond Bingham	• Clifton Thomas Weatherford

• Hans Geyer	• Michael S. Wishart

• O.C. Kwon

The Board also affirmatively determined that Mr. Kispert is not independent because he is the President and Chief Executive Officer of Spansion.

ITEM 14.	PRINCIPAL ACCOUNT FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee, subject to certain restrictions. The pre-approval policy identifies the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the auditors to audit Spansion’s financial statements is not impaired. Under the pre-approval policy, the Audit Committee pre-approves all audit and non-audit services not prohibited by law to be provided by the independent registered public accounting firm. Such pre-approval authority for non-audit services may be delegated by the Audit Committee to one or more of its members. Any pre-approval decisions must be consistent with the guidelines and fee levels or budgeted amounts established annually by the Audit Committee, provided that the member or members to whom such authority is delegated will report any pre-approval decisions to the full Audit Committee at its next regular meeting. Any proposed services exceeding the fee levels or budgeted amounts established by the Audit Committee must be specifically approved by the Audit Committee. In fiscal 2014, PricewaterhouseCoopers LLP served as our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

Audit Fees. Audit fees of PricewaterhouseCoopers LLP during fiscal 2013 and 2014 were associated with the annual audit of our consolidated financial statements, statutory audits required internationally, and fees related to other regulatory filings. Audit fees for fiscal 2013 and fiscal 2014 included fees related to PricewaterhouseCoopers LLP’s audit of the effectiveness of Spansion’s internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. Audit fees for fiscal 2014 were approximately $2.1 million. Audit fees for fiscal 2013 were approximately $2.7 million.

Audit-Related Fees. There were no audit-related fees for fiscal 2013 or 2014.

Tax Fees. Tax fees were approximately $0.1 million for fiscal 2014 and $0.4 million for fiscal 2013.

All Other Fees. There were no other fees for fiscal 2013 or fiscal 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8 of this Annual Report on Form 10-K:

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

Report of lndependent Registered Public Accounting Firm

2. Financial Statement Schedules

Schedule I - Condensed Financial Information of Registrant

Schedule II - Valuation and Qualifying accounts.

All other schedules have been omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8.

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

2.1

Agreement and Plan of Merger and Reorganization dated as of December 1, 2014, by and among Cypress Semiconductor Corporation, Mustang Acquisition Corporation, and Spansion Inc., filed as an Exhibit 2.1 to Spansion’s Current Report on Form 8-K dated December 1, 2014, is hereby incorporated by reference.

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

3.3

New Section 9.6 of the Amended and Restated Bylaws of Spansion, effective as of December 1, 2014, filed as Exhibit 3.1 to Spansion’s Current Report on Form 8-K dated December 1, 2014, is hereby incorporated by reference.

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

10.3***	Form of Indemnification Agreement, filed as Exhibit 10.3 to Spansion’s Current Report on Form 8-K dated May 14, 2010, is hereby incorporated by reference.

10.4(a)***	Employment Offer Letter for John H. Kispert, dated February 12, 2009, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated February 17, 2009, is hereby incorporated by reference.

10.4(b)***

Amendment No. 1 to Employment Offer Letter for John H. Kispert, dated July 9, 2009, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K dated July 9, 2009, is hereby incorporated by reference.

10.5***

Employment Offer Letter for Randy W. Furr, dated June 4, 2009, filed as Exhibit 10.5 to Spansion’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, is hereby incorporated by reference.

10.6(a)

Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated December 21, 2005, filed as Exhibit 10.4 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.6(b)

Amendment No. 1 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated October 1, 2007 between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.8 to Spansion’s Annual Report on Form 10-K for the period ended December 30, 2007, is hereby incorporated by reference.

10.6(c)

Amendment No. 2 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated September 28, 2008 between Spansion Inc. and Fujitsu Limited, filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the period ended September 28, 2008, is hereby incorporated by reference.

10.6(d)

Amendment No. 3 and Letter Supplement to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated January 15, 2009, filed as Exhibit 10.1(a) to Spansion’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, is hereby incorporated by reference.

10.6 (e)

Amendment No. 4 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated February 23, 2009, filed as Exhibit 10.1(b) to Spansion’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, is hereby incorporated by reference.

10.6 (f)

Amendment No. 5 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated April 23, 2009, filed as Exhibit 10.1(c) to Spansion’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, is hereby incorporated by reference.

10.6 (g)

Amendment No. 6 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated June 25, 2009, filed as Exhibit 10.1(d) to Spansion’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, is hereby incorporated by reference.

10.6 (h)

Amendment No. 7 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Microelectronics Ltd., as successor-in-interest to Fujitsu Ltd., dated October 30, 2009, filed as Exhibit 10.1(e) to Spansion’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, is hereby incorporated by reference.

10.6 (i)*

Amendment No. 8 to the Amended and Restated Fujitsu Distribution Agreement between Spansion Inc. and Fujitsu Semiconductor Limited, dated August 1, 2012, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, is hereby incorporated by reference.

10.7

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

10.11*

Amended and Restated Non-Competition Agreement among Spansion Inc., Advanced Micro Devices, Inc. and Fujitsu Limited, dated December 21, 2005, filed as Exhibit 10.13 to Spansion’s Current Report on Form 8-K dated December 21, 2005, is hereby incorporated by reference.

10.12(a)	Schedule to Lease Agreement, between Banc of America Leasing & Capital, LLC and Spansion LLC, dated as of September 28, 2006, filed as Exhibit 10.62(k) to Spansion’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference.

10.12(b)

Schedule to Lease Agreement, , between Banc of America Leasing & Capital, LLC and Spansion LLC, dated as of September 28, 2006, filed as Exhibit 10.62(l) to Spansion’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, is hereby incorporated by reference.

10.13(a)*

Foundry Agreement between Semiconductor Manufacturing International Corporation and Spansion LLC, dated August 31, 2007, filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q for the period ended September 28, 2008, is hereby incorporated by reference.

10.13(b)*

First Amendment to the Foundry Agreement between Semiconductor Manufacturing International Corporation and Spansion LLC, dated August 15, 2008, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the period ended September 28, 2008, is hereby incorporated by reference.

10.13(c)*

Second Amendment to the Foundry Agreement, between Spansion LLC and Semiconductor Manufacturing International Company, dated December 14, 2010, filed as Exhibit 10.16(b) to Spansion’s Annual Report on Form 10-K for the period ended December 26, 2010, is hereby incorporated by reference.

10.13(d)*

Third Amendment to the Foundry Agreement, between Spansion LLC and Semiconductor Manufacturing International Corporation, dated as of May 16, 2011, filed as Exhibit 10.1 to Spansion’s Current Report on Form 8-K/A dated July 7, 2011, is hereby incorporated by reference.

10.13(e)*

Fourth Amendment to the Foundry Agreement, dated August 31, 2007, between Spansion LLC and Semiconductor Manufacturing International Company, dated December 23, 2011, filed as Exhibit 10.18(e) to Spansion’s Annual Report on Form 10-K for the period ended December 25, 2011, is hereby incorporated by reference.

10.14

Agreement by and among Spansion Inc., Fujitsu Limited and Fujitsu Microelectronics Limited, dated September 11, 2008, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the period ended September 28, 2008, is hereby incorporated by reference.

10.15(a)

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

10.15(b)

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

10.16***	Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated May 10, 2010, is hereby incorporated by reference.

10.16(a)***	Amendment to Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.2(a) to Spansion’s Current Report on Form 8-K dated May 14, 2010, is hereby incorporated by reference.

10.16(b)***

U.S. Employees Form of Stock Option Agreement and Terms and Conditions for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(a) to Spansion’s Quarterly Report on Form 10-Q for the period ended June 27, 2010, is hereby incorporated by reference.

10.16(c)***

U.S. Employees Form of Restricted Stock Unit Agreement and Terms and Conditions for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(b) to Spansion’s Quarterly Report on Form 10-Q for the period ended June 27, 2010, is hereby incorporated by reference.

10.16(d)***

Non-U.S. Employees Form of Stock Option Agreement Terms and Conditions (With Foreign Exhibit) for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(c) to Spansion’s Quarterly Report on Form 10-Q for the period ended June 27, 2010, is hereby incorporated by reference.

10.16(e)***

Non-U.S. Employees Form of Restricted Stock Unit Agreement and Terms and Conditions (With Foreign Exhibit) for Awards Under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.1(d) to Spansion’s Quarterly Report on Form 10-Q for the period ended June 27, 2010, is hereby incorporated by reference.

10.16(f)***

Spansion Inc. 2010 Equity Incentive Award Plan—French Sub-Plan—Options, filed as Exhibit 10.1(e) to Spansion’s Quarterly Report on Form 10-Q for the period ended June 27, 2010, is hereby incorporated by reference.

10.16(g)***

Spansion Inc. 2010 Equity Incentive Award Plan—French Sub-Plan—Restricted Stock/Restricted Stock Units, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the period ended 26, 2010, is hereby incorporated by reference.

10.16(h)***

Spansion Inc. 2010 Equity Incentive Award Plan—Sub-Plan—Israel, filed as Exhibit 10.1(g) to Spansion’s Quarterly Report on Form 10-Q for the period ended June 27, 2010, is hereby incorporated by reference.

10.17***	Spansion Inc. 2014 Employee Stock Purchase Plan, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014, is hereby incorporated by reference.

10.18***	Form of Performance-Based Restricted Stock Unit Award, filed as Exhibit 10.22(i) to Spansion’s Annual Report on Form 10-K for the period ended December 25, 2011, is hereby incorporated by reference.

10.19***

Amended U.S. and Non-US Employees Form of Restricted Stock Unit Award and Terms and Conditions for Awards under the Spansion Inc. 2010 Equity Incentive Award Plan, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, is hereby incorporated by reference.

10.20***

Amended U.S. Employees Form of Restricted Stock Unit Award and Terms and Conditions for Awards under the Spansion Inc. 2010 Equity Incentive Award Plan, as amended, filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, is hereby incorporated by reference.

10.21***

Amended Form of Performance-Based Restricted Stock Unit Award and Terms and Conditions for Awards under the Spansion Inc. 2010 Equity Incentive Award Plan, as amended. filed as Exhibit 10.5 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, is hereby incorporated by reference.

10.22***

Form of Spansion Inc. Change of Control Severance Agreement to be entered into with the Company’s Chief Executive Officer and the Chief Financial Officer, adopted May 2, 2014, filed as Exhibit 10.1 to the Spansion Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014, is hereby incorporated by reference.

10.23***	Amended Form of Restricted Stock Unit Award for Non-Employee Director under the Spansion Inc. 2010 Equity Incentive Award Plan, as amended.

10.24***

Form of Spansion Inc. Change of Control Severance Agreement to be entered into with certain of the Company’s Senior Executive Officers, adopted May 2, 2014, filed as Exhibit 10.2 to the Spansion Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014.

10.25***	Spansion Inc. 2010 Employee Incentive Plan, filed as Exhibit 10.2 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference

10. 26***

Spansion Inc. 2010 Executive Compensation Plan, filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, and Exhibit 10.10 to Spansion’s Quarterly Report on Form 10-Q/A for the quarter ended June 26, 2011, is hereby incorporated by reference.

10.27***

Form of Spansion Inc. Indemnity Agreement with Directors (Silver Lake), filed as Exhibit 10.4 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

10.28(a)

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

10.28(b)

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

10.28(c)

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

10.28(d)

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

10.28(e)

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

10.29*

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

10.36

Option Agreement for the Purchase and Sale of Real Property and Escrow Instructions relating to the Property, between Spansion LLC and Prometheus Real Estate Group, Inc., dated September 20, 2011, filed as Exhibit 10.36 to Spansion’s Form 10-K for the year ended December 30, 2012, is hereby incorporated by reference.

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

10.38

Stock Purchase Agreement, dated as of April 30, 2013, by and among Spansion LLC, Nihon Spansion Limited, and Fujitsu Semiconductor Limited, filed as Exhibit 2.1 to Spansion’s Current Report on Form 8-K dated April 30, 2013, is hereby incorporated by reference.

10.39*

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

10.44*

Intellectual Property Assignment Agreement, dated as of August 1, 2013, by and between Spansion LLC and Fujitsu Semiconductor Limited, filed as Exhibit 10.6 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, is hereby incorporated by reference.

10.45*

Intellectual Property License Agreement, dated as of August 1, 2013, by and between Spansion LLC and Fujitsu Semiconductor Limited, filed as Exhibit 10.7 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, is hereby incorporated by reference.

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

10.50

Indenture, dated August 26, 2013, between Spansion LLC, the Guarantors and Wells Fargo Bank, National Association, as trustee, including the form of the Notes, filed as Exhibit 4.1 to Spansion's Current Report on Form 8-K dated August 26, 2013, is hereby incorporated by reference.

10.51

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

10.52

Option Agreement for the Purchase and Sale of Real Property and Escrow Instructions, entered into October 18, 2013, between Spansion LLC Watt Communities LLC., filed as Exhibit 10.50 to Spansion’s Form 10-K for the year ended December 29, 2013, is hereby incorporated by reference.

10.53

Lease Agreement between Spansion Inc. and Hines VAP No. Cal. Properties, LP, effective May 20, 2014, filed as Exhibit 10.1 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, is hereby incorporated by reference.

10.54

Form of Cypress Semiconductor Corporation Support Agreement by and among Cypress Semiconductor Corporation and the undersigned stockholder of Spansion Inc., filed as Exhibit 2.1 to Spansion’s Current Report on Form 8-K dated December 1, 2014, is hereby incorporated by reference.

10.55

Form of Spansion Inc. Support Agreement by and among Spansion Inc. and the undersigned stockholder of Cypress Semiconductor Corporation, filed as Exhibit 2.2 to Spansion’s Current Report on Form 8-K dated December 1, 2014, is hereby incorporated by reference.

10.56

Amendment No. 3 to the Revolving Credit Agreement, dated as of November 13, 2014, by and among Spansion LLC, as the Borrower, Spansion Inc. and Spansion Technology LLC, as the Guarantors, the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Joint Lead Arranger, Morgan Stanley Bank, N.A., as the Swing Line Lender and the Issuing Bank, and Barclays Bank PLC, as the Collateral Agent and Joint Lead Arranger

10.57***

Amended U.S. Employees Form of Stock Option Award and Terms and Conditions for Awards under the Spansion Inc. 2010 Equity Incentive Award Plan, as amended filed as Exhibit 10.3 to Spansion’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, is hereby incorporated by reference.

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

SPANSION INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY BALANCE SHEETS

(in thousands)

	Year Ended
	December 28,	December 29,
	2014	2013

Assets
Investment in subsidiaries	$528,684	$537,460

Total assets	$528,684	$537,460

Equity
Spansion Inc. Stockholders’ equity:
Capital stock:
Class A common stock, $0.001 par value, 150,000,000 shares authorized, 62,585,032 shares issued and outstanding as of December 28, 2014 (58,882,949 as of December 29, 2013)	63	59
Class B common stock, $0.001 par value, 1 share authorized, 0 share issued and outstanding as of December 28, 2014 (1 share issued and outstanding as of December 28, 2013 and December 30, 2012)	-	-
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	806,916	747,393
Accumulated deficit	(275,993)	(205,959)
Accumulated other comprehensive loss	(2,302)	(4,033)

Total stockholders' equity	$528,684	$537,460

The accompanying notes are an integral part of these financial statements

SPANSION INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended
	December 28,	December 29,	December 30,
	2014	2013	2012

Equity in undistributed earnings of subsidiary	$(70,034)	$(78,268)	$24,887

Net income (loss)	$(70,034)	$(78,268)	$24,887

The accompanying notes are an integral part of these financial statements

SPANSION INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended
	December 28,	December 29,	December 30,
	2014	2013	2012
Net income (loss)	$(70,034)	$(78,268)	$24,384
Other comprehensive income (loss), net of tax:
Net foreign currency translation gain (loss)	354	(1,350)	(1,057)
Gain (loss) on recovery from impaired investments	-	(1,200)	1,200
Net unrecognized loss on the Defined Benefit Plan	(51)	-	-
Net unrealized gain (loss) on cash flow hedges:
Net unrealized hedge gain (loss) arising during the period	(7,623)	15,714	741
Net gain reclassified into earnings for revenue hedges (ineffective portion)	-	(2,415)	-
Net gain reclassified into earnings for cash flow hedges (effective portion)	(978)	(13,298)	(740)
Net loss reclassified into earnings for expense hedges	10,029	-	-
Net unrealized gain on cash flow hedges	1,428	1	1
Other comprehensive income (loss), net of tax	1,731	(2,549)	144
Total comprehensive income (loss)	$(68,303)	$(80,817)	$24,528
Less: Comprehensive income attributable to noncontrolling interest	-	-	(503)
Comprehensive income (loss) attributable to Spansion Inc. common stockholders	$(68,303)	$(80,817)	$25,031

The accompanying notes are an integral part of these financial statements

SPANSION INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(70,034)	$(78,268)	$24,887
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	70,034	78,268	(24,887)
Net cash used in operating activities	$-	$-	$-

Cash Flows from Investing Activities:
Investment in subsidiary	(19,263)	(2,693)	(1,588)
Distribution from subsidiary	-	-	24,450

Net cash provided by (used in) investing activities	(19,263)	(2,693)	22,862

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs	19,263	2,693	1,588
Purchase of bankruptcy claims	-	-	(24,450)

Net cash provided by (used in) financing activities	19,263	2,693	(22,862)

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents at the beginning of period	-	-	-

Cash and cash equivalents at end of period	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SPANSION INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements for Spansion Inc. (the “Parent Company”) summarize the results of operations and cash flows of the Parent Company for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 and its financial position at December 28, 2014 and December 29, 2013.

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

Under the terms of agreements governing the term loan and 7.875% Senior notes issued by Spansion LLC, a subsidiary of Spansion Inc., such subsidiary is significantly restricted from making dividend payments, loans or advances to Spansion Inc. and its subsidiaries. These restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of Spansion Inc. and its subsidiaries exceeding 25% of the consolidated net assets of Spansion Inc. and its subsidiaries.

2. DIVIDENDS RECEIVED FROM SUBSIDIARIES

          During the years ended December 28, 2014, December 29, 2013 and December 30, 2012 no dividends were paid to the Parent Company by its subsidiaries.

SPANSION INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Write-offs	Balance
	Beginning	Costs and	and	at End
Description	of Period	Expenses	Deductions	of Period
		(in thousands)
Deferred tax valuation allowance:
Year ended December 28, 2014	$357,882	$13,053	$-	$370,935
Year ended December 29, 2013	326,405	31,477	-	357,882
Year ended December 30, 2012	351,993	-	(25,588)	326,405

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 10, 2015	SPANSION INC.

	By:	/s/ Randy W. Furr
Randy W. Furr
Corporate Executive Vice President and
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John H. Kispert and Randy W. Furr, and each of them, their true and lawful attorneys-in-fact, each with full power of substitution, for them in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/John H. Kispert	President, Chief Executive Officer and Director	February 10, 2015
John H. Kispert	(Principal Executive Officer)

/s/Randy W. Furr	Corporate Executive Vice President and Chief	February 10, 2015
Randy W. Furr	Financial Officer (Principal Financial and
Accounting Officer)

/s/Raymond Bingham	Chairman of the Board of Directors	February 10, 2015
Raymond Bingham

/s/Keith Barnes	Director	February 10, 2015
Keith Barnes

/s/Hans Geyer	Director	February 10, 2015
Hans Geyer

/s/O.C. Kwon	Director	February 10, 2015
O.C. Kwon

/s/ William E. Mitchell	Director	February 10, 2015
William E. Mitchell

/s/ Clifton Thomas Weatherford	Director	February 10, 2015
Clifton Thomas Weatherford

/s/Michael S. Wishart	Director	February 10, 2015
Michael S. Wishart